Form 10-Q
period 2004-06-30
REYNOLDS AMERICAN INC
filed 2004-07-19
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-111972

REYNOLDS AMERICAN INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	20-0546644 (I.R.S. Employer Identification Number)

401 North Main Street
Winston-Salem, NC 27102-2990
(Address of principal executive offices) (Zip Code)

(336) 741-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☒   NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 130,000,000 shares of common stock, par value $.0001 per share, as of July 16, 2004

PART I – Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.
BALANCE SHEETS
(Dollars in Thousands)

	June 30,	January 20,
	2004	2004
	(Unaudited)
Assets
Deferred charges	$404	$404

	$404	$404

Liabilities and shareholders’ equity
Shareholders’ equity:
Common stock (shares issued: June 30-130,000,000; January 20-130,000,000)	$13	$13
Paid-in capital	391	391

Total shareholders’ equity	404	404

	$404	$404

See Notes to Balance Sheets

Notes to Balance Sheets (Unaudited)

Note 1–Basis of Presentation

     The balance sheets include the accounts of Reynolds American Inc., referred to as RAI. RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, with the U.S. cigarette and tobacco business of Brown & Williamson Tobacco Corporation, referred to as B&W, an indirect subsidiary of British American Tobacco p.l.c., referred to as BAT. To date, RAI has not conducted any activities other than those related to its formation. As of January 20, 2004, R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and B&W each had paid $6,500 to acquire a 50% ownership in RAI. Additionally, RJR and B&W each had contributed additional capital of $195,500. RAI utilized the proceeds to pay a registration fee of $404,000 to the Securities and Exchange Commission with respect to the initial filing of the RAI registration statement on Form S-4, which was recorded in deferred charges in RAI’s balance sheets.

Note 2 — Capital Stock

Authorized Shares

     RAI’s authorized capital stock consists of 500,000,000 shares, of which 400,000,000 shares are common stock, par value $0.0001 each, and 100,000,000 shares are preferred stock, par value $0.01 each.

     RAI’s articles of incorporation authorizes RAI to issue the RAI preferred stock in one or more series and to determine the preferences, rights, privileges and restrictions of any series, including the dividend rights, voting rights, rights and terms of redemption, liquidation preferences, the number of shares constituting any of those series and the designation of those series. Of the RAI preferred stock, 4,000,000 shares are designated as Series A Junior Participating Preferred Stock, par value $0.01 per share, and 1,000,000 shares are designated as Series B Preferred Stock, par value $0.01 per share. No shares of Series A Junior Participating Preferred Stock or Series B Preferred Stock were outstanding as of June 30, 2004.

Common Stock

     Unless otherwise provided for in the RAI articles of incorporation or required by applicable law, common shareholders are entitled to one vote per share, voting together as a single class on all matters submitted to them.

     RAI common shareholders are entitled to receive dividends as may be declared from time to time by RAI’s board of directors and all net assets of RAI upon dissolution.

     RAI’s common shareholders’ rights, however, will be subject to the rights and preferences, including dividends, voting and dissolution, of the holders of preferred stock of RAI that may be created from time to time as contemplated in RAI’s articles of incorporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion and analysis of RAI’s business and its consolidated financial condition. Because RAI has not conducted any activities other than those related to its formation, there are no disclosures related to results of operations for the three-month period ended June 30, 2004 or for the period from inception through June 30, 2004. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition in conjunction with the financial information included in the balance sheets.

Overview and Business Initiatives

     On October 27, 2003, RJR announced the signing of a definitive agreement with B&W to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. The agreement provides for establishing a new publicly traded holding company, RAI, with approximately 150 million shares outstanding, to hold the combined businesses.

     RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. To date, RAI has not conducted any activities other than those related to its formation. As of January 20, 2004, RJR and B&W each had paid $6,500 to acquire a 50% ownership in RAI, and each had contributed additional capital of $195,500. RAI utilized the proceeds to pay a registration fee of $404,000 to the Securities and Exchange Commission with respect to the initial filing of the RAI registration statement on Form S-4, which was recorded in deferred charges in RAI’s balance sheets.

     Coincident with completion of the combination transactions, B&W will contribute a number of currently outstanding shares to RAI, sufficient to reduce its ownership to approximately 42% of RAI’s common stock outstanding at the closing. The shares of RAI currently owned by RJR will be cancelled, eliminating RJR’s 50% ownership of RAI. Existing RJR stockholders will be issued common shares of RAI in exchange for their existing RJR shares, on a one-for-one basis, resulting in ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W will be assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and will be treated as a purchase of B&W by RJR for financial accounting purposes.

     In connection with the business combination, B&W will, along with its U.S. operations, transfer cash in an amount equal to its pre-closing accrued liabilities under the Master Settlement Agreement, referred to as the MSA, among 46 states and five U.S. territories and the related Settlement Agreements with Minnesota, Mississippi, Florida and Texas. The transferred MSA accrual balance is contingent on the timing of closing the combination transactions, but averages approximately $750 million during the year and is estimated to be approximately $600 million at closing. The RJR Tobacco and B&W U.S. tobacco operations will be combined in an indirect subsidiary of RAI, and that subsidiary, and in certain instances, RAI, will indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W will indemnify RAI and its subsidiaries, to the extent the pre-closing MSA liabilities paid by RAI exceed the cash amount contributed by B&W to RAI at closing, in respect of its MSA liabilities.

     As part of the combination transactions, RAI will pay $400 million in cash to acquire from an indirect subsidiary of BAT, the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane Limited. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States.

     As part of the combination transactions, RJR will contribute all of the capital stock of Santa Fe Natural Tobacco Company, Inc., a direct, wholly owned subsidiary of RJR and manufacturer and distributor of cigarette and other tobacco products under the NATURAL AMERICAN SPIRIT brand, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe will be a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane will operate as independent subsidiaries of RAI.

     The combination transactions are expected to be completed on or before July 31, 2004, pending approval by RJR stockholders, as well as the satisfaction or waiver of other conditions. The headquarters and operations of RAI are expected to be consolidated in Winston-Salem, North Carolina.

Liquidity and Financial Condition

Liquidity

     At present, there are no expected cash needs prior to the completion of the combination transactions. However, any source of liquidity for RAI’s business prior to the completion of the combination transactions would be additional capitalization from current shareholders.

Cautionary Information Regarding Forward-Looking Statements

     Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. RAI can give no assurance that the proposed combination of RJR Tobacco with the U.S. cigarette and tobacco business of B&W, and the related combination transactions, will be consummated, or if consummated, that any expectations relating thereto will be realized. Factors that could affect whether these transactions are consummated include obtaining the approval from RJR stockholders and the satisfaction or waiver of certain other conditions.

     Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI is not exposed to interest rate risk or foreign currency exchange rate risk.

Item 4. Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures are effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no significant changes in RAI’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     RAI has no pending litigation or legal proceedings. However, following the completion of the combination transactions, RAI will indirectly own the combined business of RJR Tobacco and B&W’s U.S. cigarette and tobacco business. RJR, RJR Tobacco and B&W are subject to various legal actions, proceedings and claims relating to the use of, or exposure to, their products. For a complete description of these legal actions, proceedings and claims, see RAI’s Registration Statement on Form S-4 (Registration No. 333-111972) filed with the Securities and Exchange Commission, under the caption “Reynolds American Business – Litigation Affecting the Cigarette Industry.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2004, RAI filed no reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

/s/ Dianne M. Neal

Dianne M. Neal Executive Vice President and Chief Financial Officer

Date: July 19, 2004