Form 10-Q
period 2004-09-30
REYNOLDS AMERICAN INC
filed 2004-11-05
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-32258

Reynolds American Inc.

(Exact name of registrant as specified in its charter)

North Carolina	20-0546644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 North Main Street

Winston-Salem, NC 27102-2990
(Address of principal executive offices) (Zip Code)
(336) 741-2000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 147,555,338 shares of common stock, par value $.01 per share, as of October 15, 2004

INDEX

		Page

Part I — Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) — Three Months and Nine Months Ended September 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2004 and 2003	4
	Condensed Consolidated Balance Sheets — September 30, 2004 (Unaudited) and December 31, 2003	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	81

Item 4.	Controls and Procedures	81

Part II — Other Information

Item 1.	Legal Proceedings	82

Item 6.	Exhibits and Reports on Form 8-K	82

Signature		86
EX-10.15
EX-10.17
EX-10.18
EX-10.22
EX-10.24
EX-12.1
EX-31.1
EX-31.2
EX-32.1

PART I — Financial Information

Item 1.	Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales[1]	$1,866	$1,384	$4,436	$4,033
Costs and expenses:
Cost of products sold[1,2]	1,139	814	2,647	2,418
Selling, general and administrative expenses	377	313	970	1,028
Amortization expense	11	—	11	—
Restructuring and asset impairment charges	(7)	310	(25)	365
Goodwill and trademark impairment charges	—	3,590	—	3,590

Operating income (loss)	346	(3,643)	833	(3,368)
Interest and debt expense	21	25	62	90
Interest income	(7)	(6)	(16)	(23)
Other (income) expense, net	(1)	2	4	(4)

Income (loss) from continuing operations before income taxes	333	(3,664)	783	(3,431)
Provision for (benefit from) income taxes	43	(213)	221	(121)

Income (loss) from continuing operations	290	(3,451)	562	(3,310)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	—	1	—

Income (loss) before extraordinary item	290	(3,451)	563	(3,310)
Extraordinary item — gain on acquisition	49	—	49	—

Net income (loss)	$339	$(3,451)	$612	$(3,310)

Basic income (loss) per share:
Income (loss) from continuing operations	$2.29	$(41.31)	$5.70	$(39.55)
Gain on sale of discontinued businesses	—	—	.01	—
Extraordinary item — gain on acquisition	.38	—	.50	—

Net income (loss)	$2.67	$(41.31)	$6.21	$(39.55)

Diluted income (loss) per share:
Income (loss) from continuing operations	$2.28	$(41.31)	$5.66	$(39.55)
Gain on sale of discontinued businesses	—	—	.01	—
Extraordinary item — gain on acquisition	.38	—	.49	—

Net income (loss)	$2.66	$(41.31)	$6.16	$(39.55)

Dividends declared per share	$0.95	$0.95	$2.85	$2.85

[1]	Excludes excise taxes of $525 million and $405 million for the three months ended September 30, 2004 and 2003, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively.

[2]	Includes settlement expense of $652 million and $500 million for the three months ended September 30, 2004 and 2003, respectively, and $1.6 billion and $1.5 billion for the nine months ended September 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the
	Nine Months Ended
	September 30,

	2004	2003

Cash flows from (used in) operating activities:
Net income (loss)	$612	$(3,310)
Less gain from discontinued operations	(1)	—
Adjustments to reconcile to net cash flows from (used in)
operating activities net of effects of acquisition:
Depreciation and amortization	83	118
Goodwill and trademark impairment charges	—	3,590
Restructuring and asset impairment charges, net of cash payments	(165)	319
Deferred income tax benefit	(125)	(308)
Extraordinary item — gain on acquisition	(49)	—
Other working capital items	53	79
Tobacco settlement and related expenses	71	8
Retirement benefits	(75)	107
Other, net	85	4

Net cash flows from operating activities	489	607

Cash flows from (used in) investing activities:
Capital expenditures	(50)	(35)
Acquisition, net of cash acquired	204	(9)
Distribution from (investment in) equity investees	5	(20)
Purchases of short-term investments	(1)	(4)
Proceeds from sale of short-term investments	—	492
Purchases of long-term investments	(10)	—
Proceeds from the sale of business	—	6
Other, net	(38)	1

Net cash flows from investing activities	110	431

Cash flows from (used in) financing activities:
Repurchase of common stock	(38)	(72)
Repayment of long-term debt	(56)	(741)
Dividends paid on common stock	(243)	(243)
Proceeds from exercise of stock options	33	2

Net cash flows used in financing activities	(304)	(1,054)

Net change in cash and cash equivalents	295	(16)
Cash and cash equivalents at beginning of period	1,523	1,584

Cash and cash equivalents at end of period	$1,818	$1,568

Income taxes paid, net of refunds	$33	$34
Interest paid	$42	$77
Tobacco settlement and related expense payments	$1,521	$1,445

See Notes to Condensed Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 30,	December 31,
	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,818	$1,523
Short-term investments	108	107
Accounts and notes receivable, net of allowance	203	67
Accounts receivable, related party	55	—
Inventories	1,222	684
Deferred income taxes	926	713
Other current assets	178	153
Assets held for sale	98	84

Total current assets	4,608	3,331
Property, plant and equipment, net of accumulated depreciation	1,139	894
Trademarks, net of accumulated amortization	1,759	1,759
Goodwill and unallocated purchase price	6,278	3,292
Other intangibles, net of $11 amortization	128	—
Other assets and deferred charges	432	401

	$14,344	$9,677

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$36
Tobacco settlement and related accruals	2,319	1,629
Other current liabilities	1,511	1,134
Current maturities of long-term debt	50	56
Liabilities related to assets held for sale	10	10

Total current liabilities	4,004	2,865
Long-term debt (less current maturities)	1,607	1,671
Deferred income taxes	464	806
Long-term retirement benefits	1,745	1,034
Other noncurrent liabilities	281	244
Commitments and contingencies
Shareholders’ equity:
Common stock (shares issued: 2004 — 147,433,793; 2003 — 116,430,211)	—	1
Paid-in capital	8,705	7,377
Accumulated deficit	(1,997)	(2,469)
Accumulated other comprehensive loss	(465)	(462)
Unamortized restricted stock	—	(23)

	6,243	4,424
Less treasury stock (shares: 2003–31,326,603), at cost	—	(1,367)

Total shareholders’ equity	6,243	3,057

	$14,344	$9,677

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Completed Business Combination Transactions

      On July 30, 2004, R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, completed its acquisition and combination of the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, with R.J. Reynolds Tobacco Company, referred to as RJR Tobacco. The combination transactions were accomplished through a new publicly traded holding company, Reynolds American Inc., referred to as RAI, with approximately 147 million shares outstanding, to hold the combined businesses. The combination transactions combined the businesses of two of the largest industry participants with strong brands, creating efficiencies and cost reductions through synergies.

      RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. As of January 20, 2004, RJR and B&W each had paid $6,500 to acquire a 50% ownership in RAI, and each had contributed additional capital of $195,500.

      Coincident with completion of the combination transactions, B&W contributed a number of previously held shares to RAI, sufficient to reduce its ownership to 61,952,762 shares, or approximately 42% of RAI’s common stock outstanding at the closing. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share, based on the average closing price of RJR common stock during the five-day period beginning two days before and ending two days after the announcement of the combination transactions. The shares of RAI previously owned by RJR were cancelled, eliminating RJR’s 50% ownership of RAI. Previous RJR stockholders were issued common shares of RAI in exchange for their existing RJR shares, on a one-for-one basis, resulting in ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of B&W by RJR for financial accounting purposes.

      As part of the combination transactions, B&W, along with its U.S. operations, transferred cash of $604 million, an amount equal to its pre-closing accrued liabilities under the Master Settlement Agreement, referred to as the MSA, and related agreements. RJR Tobacco and the U.S. cigarette and tobacco operations of B&W were combined in an indirect subsidiary of RAI, referred to as New RJR Tobacco. New RJR Tobacco, and in certain instances, RAI, have agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RAI at closing.

      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT, all of the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane Limited, referred to as Lane. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States.

      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, a direct, wholly owned subsidiary of RJR and manufacturer and distributor of cigarette and other tobacco products under the NATURAL AMERICAN SPIRIT brand, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent subsidiaries of RAI.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The headquarters and operations of each of RAI and New RJR Tobacco will be located in Winston-Salem, North Carolina.

      The following unaudited pro forma results of operations of RAI for the three- and nine-month periods ended September 30, 2004 and 2003, assumes that the acquisition occurred at the beginning of each period presented. The pro forma amounts include certain adjustments, including amortization of finite-lived intangible assets acquired, interest expense and taxes. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma results will require further adjustment pending finalization of the purchase price allocation to the assets acquired and liabilities assumed.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$2,092	$2,157	$6,284	$6,369
Net income (loss) before extraordinary item	296	(3,494)	675	(3,221)
Net income (loss)	345	(3,494)	724	(3,221)
Earnings (loss) per share:
Basic:
Net income (loss) before extraordinary item	$2.01	$(24.02)	$4.60	$(22.12)
Net income (loss)	$2.35	$(24.02)	$4.94	$(22.12)
Diluted:
Net income (loss) before extraordinary item	$2.00	$(24.02)	$4.58	$(22.12)
Net income (loss)	$2.34	$(24.02)	$4.91	$(22.12)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated financial statements as of, and for the three-and nine-month periods ended September 30, 2004, include the accounts of RAI and its wholly owned subsidiaries. As of September 30, 2004, RAI’s wholly owned subsidiaries included its operating subsidiaries, New RJR Tobacco, Santa Fe, Lane and R.J. Reynolds Global Products, Inc., referred to as GPI.

      The equity method is used to account for investments in businesses that RAI does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RAI does not have the ability to significantly influence operating and financial policies. RAI has no investments in entities greater than 20% for which it accounts by the cost method, and has no investments in entities greater than 50% for which it accounts by the equity method. All material intercompany balances have been eliminated.

      The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI and the acquired operations of B&W and Lane subsequent to July 30, 2004. On a preliminary basis, the $3.2 billion cost of the acquisition, excluding direct acquisition costs, has been allocated to certain assets acquired and liabilities assumed based on their fair values as of the acquisition date, which are included in the balance sheet as of September 30, 2004. Due to restraints on access of information concerning acquired operations prior to the completion of the business combination transactions, the fair value of acquired trademarks has not yet been determined. Accordingly, no amount has been allocated to trademarks in the balance sheet as of September 30, 2004. The statement of cash flows for the nine

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

months ended September 30, 2004, excludes the amount of assets acquired and liabilities assumed in the determination of changes in cash flows during the period.

      In the third quarter of 2004, RAI recorded an adjustment of $49 million to the extraordinary gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings, Inc., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.6 billion. Also, during 2004, the resolution of certain prior years’ tax matters resulted in a reserve reduction and a reduction of income tax expense of $96 million.

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RJR’s Annual Report on Form 10-K for the year ended December 31, 2003, as well as Amendment No. 4 to its Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 23, 2004. For comparability, certain reclassifications were made to conform prior periods to the current presentation format.

      All dollar amounts are presented in millions unless otherwise noted.

Goodwill and Unallocated Purchase Price

      The change in the carrying amount of goodwill and unallocated purchase price during the nine months ended September 30, 2004, was as follows:

	RJR Tobacco	Santa Fe	Unallocated	Consolidated

Balance as of January 1, 2004	$3,068	$224	$—	$3,292
Adjustment due to resolution of pre-LBO tax matters	(37)	—	—	(37)
Preliminary excess purchase price of B&W and Lane	—	—	3,023	3,023

Balance as of September 30, 2004	$3,031	$224	$3,023	$6,278

      The allocation of purchase price to fair value of trademarks acquired with the business combination, as well as final adjustments, pending final appraisals, to the fair value of net assets acquired and liabilities assumed, net of related tax adjustments, are expected to significantly reduce goodwill in the fourth quarter of 2004. Any goodwill resulting from the allocation of excess purchase price will be non-deductible for tax purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Intangible Assets

      Details of other intangible assets as of September 30, 2004, were as follows:

Amortized other intangible assets:
Customer relationships	$49
Contract manufacturing	87
Technology-based	3

139

Accumulated amortization — other intangible assets:
Customer relationships	8
Contract manufacturing	3
Technology-based	—

11

$128

      As of September 30, 2004, the estimated remaining amortization expense associated with the other intangible assets in each of the next five years is as follows:

Year	Amount

2004	$17
2005	46
2006	18
2007	18
2008	18

      The weighted-average amortization period for customer relationships is 1.0 year, and for contract manufacturing and technology-based intangibles is 5.0 years, or 3.6 years in the aggregate.

Stock-Based Compensation

      Effective January 1, 2003, RAI adopted the prospective method of transition of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” All of RAI’s compensation costs related to employee stock plans that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, were recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended. The effect on net income and net income per share if

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RAI had applied the fair value recognition provision of SFAS No. 123 for the periods ended September 30, 2003 and 2004, is as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) as reported	$339	$(3,451)	$612	$(3,310)
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	2	17	4
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	10	2	15	4

Pro forma net income (loss)	$341	$(3,451)	$614	$(3,310)

Earnings (loss) per share:
Basic — as reported	$2.67	$(41.31)	$6.21	$(39.55)
Basic — pro forma	$2.69	$(41.31)	$6.23	$(39.55)
Diluted — as reported	$2.66	$(41.31)	$6.16	$(39.55)
Diluted — pro forma	$2.68	$(41.31)	$6.18	$(39.55)

Pension and Postretirement

      Recognized gains or losses include changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years.

      In December 2003, the Financial Accounting Standards Board issued SFAS No. 132(R), which replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” however, it requires additional annual disclosures, including detailed plan asset

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

information by category, expanded benefit obligation disclosure and key assumptions. In addition, SFAS No. 132(R) requires certain interim disclosures as follows:

Components of Net Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,

	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	2004	2003	2004	2003	2004[1]	2003	2004[1]	2003

Service cost	$14	$9	$1	$—	$29	$29	$3	$4
Interest cost	66	46	18	12	158	136	42	40
Expected return on plan assets	(71)	(45)	(4)	—	(168)	(140)	(4)	—
Amortization of transition asset	—	—	—	(1)	—	—	(2)	(4)
Amortization of prior service cost	1	1	(5)	(4)	2	1	(14)	(7)
Amortization of net loss	12	15	3	8	37	39	15	21

Net periodic benefit cost	22	26	13	15	58	65	40	54
Curtailment/special benefits	2	86	2	(6)	—	86	11	(6)
Settlements	1	—	—	—	3	1	—	—

Total benefit cost	$25	$112	$15	$9	$61	$152	$51	$48

[1]	Excludes a $3 million adjustment for 2003 net benefit income related to the retention of 850 positions, primarily in sales. See note 3 for further information.

      On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Act. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. RAI sponsors retiree medical programs, which include coverage for prescription drugs.

      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” referred to as FSP 106-2. RAI adopted FSP 106-2 in the third quarter of 2004 and as a result, net postretirement health-care costs are expected to be reduced approximately $3 million.

Employer Contributions

      RJR disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $116 million to its pension plans in 2004. RAI contributed $117 million to its pension plans during the first nine months of 2004, and expects to contribute an additional $1 million in 2004 to fund the pension plans. The increase is due to increased funding related to the plans for Puerto Rico and Lane employees.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Restructuring and Asset Impairment Charges

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charges	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(65)	—	(2)	(67)
Adjusted in 2004	(24)	—	—	(24)

Balance, September 30, 2004	$111	$—	$—	$111

      During 2003, in response to continuing challenges of an intensely competitive environment, due primarily to pricing pressures, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers, and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.

      After examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance and related benefits of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004. During the second and third quarters of 2004, $10 million, or $6 million after tax, and $7 million, or $4 million after tax, respectively, was reversed from the severance portion of the restructuring charge, reflecting less-than-expected workforce reductions, primarily in manufacturing.

      After the adjustments during the first nine months of 2004, the workforce reduction will be approximately 23%, or approximately 1,750 full-time employees, in operations and corporate functions. As of September 30, 2004, approximately 1,550 personnel have accepted severance agreements. The workforce reduction is expected to be substantially completed during the fourth quarter of 2004.

      The cash portion of the restructuring and asset impairment charges to date is approximately $235 million, of which $181 million relates to employee severance costs and $54 million relates to exit costs. As of September 30, 2004, $124 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet as of September 30, 2004, $49 million is included in other current liabilities and $62 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Utilized in 2004	(20)	—	—	(20)
Adjusted in 2004	(2)	—	—	(2)

Balance, September 30, 2004	$7	$—	$2	$9

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      During the first quarter of 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of September 30, 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 30, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $38 million of inventories, $47 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and New RJR Tobacco expects to complete the sale of the remaining business during the first half of 2005.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.

      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of September 30, 2004, $47 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet as of September 30, 2004, $5 million is included in other current liabilities and $4 million is included in other noncurrent liabilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Income Per Share

      The components of the calculation of income per share were:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Income (loss) from continuing operations	$290	$(3,451)	$562	$(3,310)
Gain on sale of discontinued businesses	—	—	1	—
Extraordinary item — gain on acquisition	49	—	49	—

Net income (loss)	$339	$(3,451)	$612	$(3,310)

Basic weighted average shares, in thousands[1]	126,885	83,538	98,549	83,683
Effect of dilutive potential shares:
Options	455	—	533	—
Restricted stock	127	—	269	—

Diluted weighted average shares, in thousands[2]	127,467	83,538	99,351	83,683

[1]	Outstanding shares of contingently issuable restricted stock of 0.3 million and 0.5 million were excluded from the share calculations for the three- and nine-month periods ended September 30, 2004, respectively, and 1.0 million and 0.9 million for the three- and nine-month periods ended September 30, 2003, respectively, as the related vesting provisions had not been met.

[2]	Potentially dilutive shares of 0.3 million options and 0.2 million restricted shares were excluded from diluted amounts for the third quarter of 2003, and 0.3 million options and 0.3 million restricted shares were excluded from diluted amounts for year-to-date 2003, as they would have been anti-dilutive.

Note 5 — Inventories

      The major components of inventories were:

	September 30,	December 31,
	2004	2003

Leaf tobacco	$988	$605
Raw materials	39	19
Work in process	50	36
Finished products	190	86
Other	48	19

Total	1,315	765
Less LIFO allowance	93	81

	$1,222	$684

      RAI recorded $3 million of income and $10 million of income from expected annual LIFO layer liquidations for the three- and nine-month periods ended September 30, 2003. There is no expected LIFO layer liquidation for 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Financial Instruments

Interest Rate Arrangements

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. Because of the high correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the instruments generally are offset by changes in the underlying exposures.

      During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its term notes, due in 2006 to 2012, causing the interest payable effectively to become variable. The fixed rates of these notes range from 6.5% to 7.75%. As a result, as of September 30, 2004, the average interest rate on RJR’s $1.6 billion debt was 4.9%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding term notes. As of September 30, 2004, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain resulting from the change in the hedges’ fair value from inception to September 30, 2004, was $73 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      As of September 30, 2004, these interest rate swap agreements were guaranteed and secured by RAI, New RJR Tobacco and certain of RJR’s material subsidiaries.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI, have pledged certain of their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

Foreign Currency Arrangements

      At September 30, 2004, GPI held forward currency exchange contracts for a net purchase of 1.3 million British pounds, for the payment of service agreement obligations, with maturities that average less than 12 months. The insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

Note 7 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates, including RAI, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, New RJR Tobacco has agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or any of its affiliates arising out of the U.S. cigarette and tobacco business of B&W. See Note 1 for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      During the third quarter of 2004, 28 new cases were served against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. On September 30, 2004, there were 1,330 active cases (including approximately 1,001 individual smoker cases pending in West Virginia state court as a consolidated action), pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates or indemnitees, including B&W, as compared with 1,595 on September 30, 2003, pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W), and 1,621 on September 30, 2002, pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W). As of October 15, 2004, 1,329 active tobacco-related cases were pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates, including RAI, or indemnitees, including B&W: 1,311 in the United States; 11 in Puerto Rico; 2 in Israel; 4 in Canada and 1 in the Virgin Islands. Of the 1,329 total active cases, 72 cases are pending against B&W that are not also pending against New RJR Tobacco. The U.S. case number does not include the 2,691 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of October 15, 2004, and discussed below.

Number of
State	U.S. Cases

West Virginia	1006 *
Florida	83
Mississippi	52
New York	31
Louisiana	23
Maryland	21
California	19
Alabama	13
Missouri	10
Illinois	8
Pennsylvania	6
District of Columbia	5
Washington	5
Georgia	4
Tennessee	4
Connecticut	3
Ohio	3
Arkansas	2
Kansas	2
Michigan	2
Minnesota	2
North Carolina	2
Indiana	1
New Mexico	1
Oregon	1
South Dakota	1
Texas	1

*	1,001 of the 1,006 cases are pending as a consolidated action.

      Of the 1,311 active U.S. cases, 65 are pending in federal court, 1,245 in state court and 1 in tribal court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following table lists the categories of the U.S. tobacco-related cases currently pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates or indemnitees, including B&W, as of October 15, 2004, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees, including B&W, as of July 19, 2004, as reported in R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004, and a cross-reference to the discussion of each case type.

	RJR Tobacco’s	Change in Number
	Case Numbers as of	of Cases Since	Page
Case Type	October 15, 2004	July 19, 2004	Reference

Individual Smoking and Health	1,263	-41	27
Flight Attendant-ETS (Broin II)	2,691	-25	30
Class-Action	18	+1	30
Governmental Health-Care Cost Recovery	6	+2	35
Other Health-Care Cost Recovery and Aggregated Claims	4	No Change	39
Master Settlement Agreement — Enforcement and Validity	3	-1	41
Asbestos Contribution	3	No Change	43
Antitrust	6	No Change	43
Other Litigation	8	No Change	46

      In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004. Although New RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:

•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed a stream of future payment obligations on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.4 billion, $2.5 billion and $1.8 billion in 2001, 2002 and 2003, respectively. New RJR Tobacco estimates these payments will be approximately $2.1 billion in 2004 and exceed $2.8 billion each year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by New RJR Tobacco, New RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including New RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco has recorded, and New RJR Tobacco will record, the allocation of settlement charges as products are shipped.

      Certain Terms and Phrases. Certain terms and phrases that are used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer generally to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. As a general proposition, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RAI and New RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against New RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. New RJR Tobacco and its affiliates believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and their respective affiliates and indemnitees, including B&W, have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and its respective affiliates believe that their successful defense of tobacco-related litigation in the past will continue in the future. Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements.

      New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and New RJR Tobacco’s affiliates, including RAI, and indemnitees, including B&W, continue to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of New RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, to vigorously defend all tobacco-related litigation claims.

      The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Class-Action Suits.”

The DeLoach antitrust case, discussed below under “— Antitrust Cases,” also was settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco-related litigation cases pending against New RJR Tobacco, B&W and their respective affiliates.

      The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

      The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against New RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W. Although New RJR Tobacco, B&W and certain of their respective affiliates continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against New RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W. New RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.

      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the federal RICO statute. Trial in that case began September 22, 2004, and is expected to continue into 2005.

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

      Finally, the DeLoach case, discussed below under “— Antitrust Cases,” was a unique antitrust case brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.

      Following is a description of the material pending tobacco-related litigation to which New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and its affiliates, including RJR, and indemnitees, including B&W, are subject. Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against New RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to New RJR Tobacco and its affiliates, including RAI, and its indemnitees, including B&W, in tobacco-related litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “— Cautionary Statement Concerning Tobacco-Related Litigation.”

      Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos.

      The plaintiffs seek various forms of relief, including compensatory and punitive damages, treble or multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although pleaded damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

      Defenses. The defenses raised by RJR Tobacco or its affiliates, including RAI and RJR, and indemnitees, including B&W, include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against New RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2005. The following table lists the trial schedule, as of October 15, 2004, for New RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, through June 2005.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Ongoing]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
December 1, 2004	Harju v. Philip Morris USA Inc. [Individual]	RJR Tobacco, B&W	United States District Court (St. Paul, MN)
December 14, 2004	Nieves Rodriguez v. R.J. Reynolds Tobacco Co [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
January 10, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Circuit Court, Jackson County (Independence, MO)
January 10, 2005	Swaty v. Philip Morris Inc [Flight Attendant-ETS (Broin II)]	RJR Tobacco, B&W	Circuit Court, Dade County (Miami, FL)
January 24, 2005	Star Scientific, Inc. v. R.J. Reynolds Tobacco Co. [Other]	RJR Tobacco	United States District Court, Northern Division (Baltimore, MD)
January 25, 2005	Smith Wholesale Co., Inc. v. R.J. Reynolds Tobacco Co. [Antitrust]	RJR Tobacco	United States District Court, Eastern District (Greenville, TN)
January 31, 2005	Rose v. American Tobacco Co. [Individual]	RJR Tobacco, B&W	Supreme Court, New York County (New York, NY)
March 1, 2005	Linder v. Liggett & Myers [Individual]	RJR Tobacco, B&W	United States District Court (San Juan, Puerto Rico)
March 1, 2005	Valle Ortiz v. v. R.J. Reynolds Tobacco Co. Inc. [Individual]	RJR Tobacco, B&W	United States District Court (San Juan, Puerto Rico)
March 15, 2005	Ramos v. Philip Morris, Inc. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
March 15, 2005	Torres-Rivera v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holding	Superior Court, Court of First Instance (San Juan, Puerto Rico)
August 11, 2005	Brown v. American Tobacco Co., Inc. [Class Action]	RJR Tobacco, B&W	Superior Court, San Diego County (San Diego, CA)
March 18, 2005	In re West Virginia Personal Injury Cases [IPIC] [Individual-Consolidated]	RJR Tobacco, B&W	Circuit Court, Ohio County (Wheeling, WV)
March 21, 2005	Kimball v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court, Western District (Seattle, WA)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

April 4, 2005	Barriere v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	United States District Court, Eastern District (New Orleans, LA)
April 4, 2005	Logan v. Brown & Williamson Tobacco Co. [Individual]	B&W	United States District Court, Western District (Seattle, WA)
April 5, 2005	Badon v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	District Court, Parish of Cameron (Cameron, LA)
April 5, 2005	Beckum v. Philip Morris USA Inc. [Individual]	RJR Tobacco	Circuit Court, Hillsborough County (Tampa, FL)
April 25, 2005	Major v. Raybestos-Manhattan, Inc. [Synergy]	RJR Tobacco	Superior Court, Los Angeles County (Los Angeles, CA)
May 2, 2005	Coy v. Philip Morris, Inc. [ETS]	RJR Tobacco, B&W	United States District Court, Southern District (Miami, FL)
March 1, 2005	De Jesus Rivera v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	United States District Court (San Juan, Puerto Rico)
June 1, 2005	Gerrity v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (Hartford, CT)
June 6, 2005	City of St. Louis v. American Tobacco Co., Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	Circuit Court, City of St. Louis (St. Louis, MO)
June 6, 2005	Lamb v. Philip Morris USA Inc. [Individual]	B&W	Superior Court, Riverside County (Riverside, CA)

      Trial Results. Since January 1, 1999, 46 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 31 of the 46 cases. Four of the cases resulted in mistrials. Of the 31 RJR Tobacco and B&W wins, eight were tried in Florida, three were tried in each of California, Missouri and Tennessee, two were tried in each of Mississippi, New York and Ohio, and one was tried in each of Connecticut, Louisiana, New Jersey, Pennsylvania, South Carolina, Texas and West Virginia. One case was tried in Puerto Rico.

      There were no cases tried in the first quarter of 2004 in which RJR Tobacco was a defendant. In the second quarter of 2004, in phase II of the Scott v. American Tobacco Co. trial, a Louisiana state court jury returned a verdict on May 21, 2004, in the amount of $591 million against the defendants, including RJR Tobacco and B&W. In the third quarter of 2004, a federal district court jury in Missouri returned a unanimous verdict in favor of B&W in Mash v. Brown & Williamson Tobacco Corp. on October 1, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following chart reflects the verdicts and post-trial developments in the 13 cases that have been tried since January 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both. In addition, RJR Tobacco has been fined $14.8 million in a lawsuit filed by the Attorney General of California, discussed below under “— MSA — Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing this California case.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R.J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004.
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; the plaintiff’s opening brief was filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction; the plaintiff filed his response to the order to show cause, and RJR Tobacco filed its reply on December 31, 2002. The Florida Supreme Court has not ruled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 30, 2003, the New York Court of Appeals agreed to review the certified questions. Oral argument occurred on September 7, 2004. On October 19, 2004, the court determined that such third-party claims are too remote. Accordingly, the court did not need to answer the second question. As a result of this decision, the jury verdict against RJR Tobacco, B&W and other cigarette manufacturers should be set aside.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court issued an order denying the petition and explained that a written opinion will follow. The Florida Supreme Court issued its written opinion on September 2, 2004. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004. New RJR Tobacco is evaluating its right to seek further review.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; oral argument occurred on January 12, 2004. A decision is pending.
June 11, 2002	Lukacs v. R.J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages for loss of consortium to $125,000. Final judgment will be entered only if the Engle appeal is resolved in favor of the class, so the time to appeal has not yet begun to run.
June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000.	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; oral argument occurred on July 7, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for rehearing was denied on December 12, 2003. On May 10, 2004, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court.
April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $830,000 in fees to the plaintiff’s attorneys.	On April 3, 2003, a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris 40% at fault and the plaintiff 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The court also entered judgment in favor of the plaintiff for $870,000 for attorneys fees and costs. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Second District Court of Appeal rejected the appeal in a per curiam decision (i.e., without any opinion). The defendants’ petition for rehearing was denied on October 14, 2004. On October 29, 2004, RJR Tobacco, due to its obligation to indemnify B&W, sent the plaintiff’s counsel the amount of the judgment, attorneys fees and costs, plus accrued interest (approximately $1.2 million). Philip Morris and B&W are evaluating further appellate options.
May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument occurred on April 12, 2004. A decision is pending.
November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	Final judgment entered on November 14, 2003. The defendants’ post-trial motions were denied on February 26, 2004. The defendants filed a notice of appeal to the Missouri Court of Appeals for the Western District on March 8, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. New RJR Tobacco intends to appeal.
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, Lorillard Inc. and The Tobacco Institute.	On July 28, 2003, the jury rejected the class’s claim for medical monitoring in phase I of the trial, but found that smoking cessation programs exist and have clinical value. On May 21, 2004, in phase II, the jury returned a verdict in the amount of approximately $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the court upheld the jury’s verdict and entered final judgment. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond. New RJR Tobacco, as successor to RJR Tobacco and the U.S. tobacco and cigarette business of B&W, posted $25 million toward the bond.

      Additionally, since January 1, 1999, verdicts have been returned in 14 tobacco-related cases in which RJR Tobacco, B&W, or their respective affiliates, including RJR, were not defendants. Verdicts were returned in favor of the defendants in seven cases — one in each of California, Florida, New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in six cases, three in California, two in Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.

      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. These decisions had a favorable impact on Whiteley v. Raybestos-Manhattan, Inc., and New RJR Tobacco believes that these decisions should have a favorable impact on other California cases, both at the trial court level and on appeal.

Individual Smoking and Health Cases

      As of October 15, 2004, 1,263 individual cases, including approximately 1,001 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,256 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2004.

      On March 20, 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc. The jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris each were assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeal, First District, on May 30, 2000. On April 7, 2004, the appellate court reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.

      On March 30, 2004, in Tompkin v. Brown & Williamson Tobacco Corp., the United States Court of Appeals for the Sixth Circuit affirmed a judgment in favor of the defendants as a result of an October 5, 2001 jury verdict.

      In Kenyon v. R.J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court issued an order denying the petition and explained that a written opinion will follow. The Florida Supreme Court issued its written opinion on September 2, 2004. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004. New RJR Tobacco is evaluating its right to seek further review.

      On February 22, 2002, in Burton v. R.J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed as a defendant by the plaintiffs on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. Oral argument occurred on January 12, 2004. A decision is pending.

      In Figueroa-Cruz v. R.J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of the two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the United States Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision. The plaintiffs’ petition for rehearing was denied on December 12, 2003. On May 10, 2004, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court.

      On April 3, 2003, in Eastman v. Brown & Williamson Tobacco Corp., a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10% at fault, Philip Morris 40% at fault and the plaintiff 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The court also entered judgment in favor of the plaintiff for $870,000 for attorneys’ fees and costs. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Second District Court of Appeal rejected the appeal in a per curiam decision (i.e., without any opinion). The defendants’ petition for rehearing was denied on October 14, 2004. On October 29, 2004, RJR Tobacco, due to its obligation to indemnify B&W, sent the plaintiff’s counsel the amount of the judgment, attorneys’ fees and costs, plus accrued interest (approximately $1.2 million). Philip Morris and B&W are evaluating further appellate options.

      On May 23, 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4 million in compensatory damages and $15 million in punitive damages against B&W. The judge initially struck the punitive damage award but reinstated it on September 26, 2003. The court denied B&W’s post-trial motions. B&W appealed to the United States Court of Appeals for the Eighth Circuit. Oral argument occurred on April 12, 2004. A decision is pending. B&W posted an appeal bond totaling $19 million to stay enforcement of this judgment.

      On June 17, 2003, in Welch v. Brown & Williamson Tobacco Corp., a Missouri state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers. The plaintiff’s new trial motion was denied on September 18, 2003. The plaintiff filed a notice of appeal to the Missouri Court of Appeals on September 23, 2003. On April 8, 2004, the plaintiff/appellant voluntarily dismissed the appeal to the Missouri Court of Appeals.

      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. The plaintiff in Eiser filed post-trial motions challenging the verdict, which were denied by the court on December 10, 2003. On February 6, 2004, the plaintiff appealed to the Superior Court of Pennsylvania.

      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants filed a notice of appeal to the Missouri Court of Appeals for the Western District on March 8, 2004.

      On December 10, 2003, in Hall v. R.J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and B&W. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004. On February 4, 2004, the defendants withdrew their motions for attorneys’ fees and costs in exchange for the plaintiff waiving the right to appeal.

      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to a predecessor company and $12 million was assigned to the two trade organizations. On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. B&W intends to appeal.

      On October 1, 2004, in Mash v. Brown & Williamson Tobacco Corp., a federal district court jury in St. Louis, Missouri, returned a unanimous verdict in favor of B&W.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Broin II Cases

      As of October 15, 2004, approximately 2,691 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although the defendants still may prevail on causation and other theories, New RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco and B&W, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal as premature without addressing the Kaye order. The defendants asked the court to reconsider its ruling, but the court refused to do so. The defendants asked the Florida Supreme Court to review the order, but the court declined to accept jurisdiction on June 24, 2002. The propriety of Judge Kaye’s order was argued in the French appeal (discussed below).

      Below is a description of the Broin II cases against RJR Tobacco or B&W that went to trial or were decided or remained on appeal, since January 1, 2004.

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants are appealing that order, as well as other matters. The Florida Third District Court of Appeal heard oral argument in the defendants’ appeal on July 7, 2004.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order granting a new trial.

      In Routh v. Philip Morris, Inc., the trial judge declared a mistrial on September 15, 2003. Retrial began on September 23, 2003. The jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on October 14, 2003. On October 24, 2003, the plaintiff filed a motion for a new trial, which was denied by the Court on December 16, 2003. On January 13, 2004, the defendants agreed to waive their rights to attorneys’ fees and costs in exchange for the plaintiff waiving her right to appeal.

Class-Action Suits

      As of October 15, 2004, 18 class-action cases were pending in the United States against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, including in some cases New RJR Tobacco’s parent company, R.J. Reynolds Tobacco Holdings, Inc., and B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and New RJR Tobacco’s affiliates, including RAI, and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington and West Virginia.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Ten such suits are pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Classes have been certified in the two Illinois cases, Turner v. R.J. Reynolds Tobacco Co. and Howard v. Brown & Williamson Tobacco Corp., discussed below. On December 31, 2003, a Missouri state court judge certified another class in Collora v. R.J. Reynolds Tobacco Co. Although, as described below, RJR Tobacco removed the case to federal court on January 14, 2004, it was remanded to state court on September 30, 2004. In the Minnesota case, Dahl v. R.J. Reynolds Tobacco Co., as well as the Washington case, Huntsberry v. R.J. Reynolds Tobacco Co., RJR Tobacco removed the cases to federal court, although they have been remanded to state court. These two cases are moving into the class certification discovery phase. A Missouri case, Black v. Brown & Williamson Tobacco Corp., and a Florida case, Rios v. R.J. Reynolds Tobacco Co., are in the class certification discovery phase. In the Louisiana cases, Harper v. R.J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., the defendants removed the cases to federal court. Most recently, in McLaughlin v. Philip Morris USA, Inc., which was filed on May 11, 2004 in the United States District Court for the Eastern District of New York before Judge Weinstein, the defendants, including RJR Tobacco and B&W, filed their respective answers on September 24, 2004.

      Other types of class-action suits also are pending in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. The defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument was heard on November 20, 2003. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On March 31, 2004, the plaintiffs filed a motion for reconsideration of the order that denied class certification. On March 5, 2004, in Martinez v. Philip Morris Inc., the federal district court in Utah granted the defendants’ motion to dismiss. Most recently, on July 13, 2004, an Alabama state court granted the plaintiffs’ motion to dismiss in Julian v. Philip Morris Cos., Inc.

      Classes have been certified in several state court class-action cases in which either New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco and B&W, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W, pay for a program to help people stop smoking. On October 23, 2003, the defendants, including RJR Tobacco and B&W, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January 5, 2004, RJR Tobacco, B&W and Lorillard filed a writ seeking review by the Louisiana Supreme Court, which was denied on February 13, 2004. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the judge upheld the jury’s verdict and ordered that the companies must put the amount of the judgment ($591 million), plus $300 million in interest, in a court trust. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 3, 2004, the defendants filed a motion for suspensive appeal and to fix security, which the court granted on September 28, 2004. On September 29, 2004, the defendants posted a $50 million bond. New RJR Tobacco, as successor to RJR Tobacco and the U.S. tobacco and cigarette business of B&W, posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Legislation in Louisiana limits the amount of a bond to prevent execution upon such a judgment to $50 million collectively for signatories to the MSA. Although New RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process.

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. On July 1, 2004, the class’s petition for rehearing was denied.

      Trial began in July 1998 in Florida state court in Engle v. R.J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all the defendants. It awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. New RJR Tobacco and B&W

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

believe that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.

      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively.

      On July 24, 2000, the defendants, including RJR Tobacco and B&W, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004. Although New RJR Tobacco remains confident in its bases for appeal in this case, it cannot predict the final outcome of the appellate process.

      On May 7, 2001, three of the non-RJR Tobacco and non-B&W defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond cap statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco and B&W did not enter into a similar agreement with the Engle class. Although New RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, the company remains confident of the applicability and validity of the statute in the Engle case.

      RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, in which RJR Tobacco was dismissed prior to trial, Lukacs v. Philip Morris, Inc., was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. No final judgment will be entered until the Engle appeal is resolved, so the time to appeal this case has not yet begun to run.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court’s dismissal.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco and B&W, filed their motion for summary judgment on January 31, 2003. Supplemental briefing on issues related to the effect of the Whiteley decision (discussed above under “— Individual Smoking and Health Cases”), the statute of limitations, and evidence outside the class period was completed on June 22, 2004. On August 4, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. Trial is scheduled for March 18, 2005.

      On November 14, 2001, in Turner v. R.J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ DORAL Lights, WINSTON Lights, SALEM Lights and CAMEL Lights, in Illinois, for personal consumption, between the first date that defendants sold DORAL Lights, WINSTON Lights, SALEM Lights and CAMEL Lights through the date the court certifies this suit as a class action...” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. However, on October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/ supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case currently includes both RJR and New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, as defendants.

      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s MISTY Lights, GPC Lights, CAPRI Lights and KOOL Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold MISTY Lights, GPC Lights, CAPRI Lights and KOOL Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals has not yet issued a decision in this appeal, and the case remains stayed.

      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc., began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

business of B&W, and New RJR Tobacco’s affiliates, including RJR, and indemnitees, including B&W, lose the Turner or Howard cases, New RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on New RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.

      On December 31, 2003, in Collora v. R.J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ CAMEL Lights, CAMEL Special Lights, SALEM Lights and WINSTON Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their CAMEL Lights, CAMEL Special Lights, SALEM Lights and WINSTON Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis.

      RJR Tobacco, B&W and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases

      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements between each state and those manufacturers in each case.

      On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, and settled all the health-care cost recovery actions

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims.

      In the settling jurisdictions, the MSA released RJR Tobacco, B&W, and their affiliates and indemnitees, including RAI, from:

•	all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

      The cash payments made by New RJR Tobacco under the MSA and other state settlement agreements were $1.5 billion and $1.4 billion during the nine-month periods ended September 30, 2004 and 2003, respectively. RJR Tobacco has recorded, and New RJR Tobacco will record its allocation of settlement charges as products are shipped.

      Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and other state settlement agreements and related information:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:[1]
Mississippi Annual Payment	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	358	358	440		440		440		440		440		440
Texas Annual Payment	471	471	580		580		580		580		580		580
Minnesota Annual Payment	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	122		—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments[1]	2,546	2,623	2,701		—		—		—		—		—
Annual Payments[1]	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017)[1]	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25		25		25		25		25		25
Additional Foundation Payments[2]	300	300	300		—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)[3]	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57		—		—		—		—		—

Total	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,584	$2,507	$1,925		—		—		—		—		—
RJR Tobacco’s cash payments	$2,393	$2,461	$1,819		—		—		—		—		—
New RJR Tobacco’s expected settlement expenses	—	—	—	$	>2,300	$	>2,800	$	>2,800	$	>3,100	$	>3,100
New RJR Tobacco’s expected cash payments	—	—	—	$	>2,100	$	>2,800	$	>2,800	$	>2,800	$	>3,100

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
[2]	Subject to adjustments for changes in sales volume, inflation and other factors.
[3]	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

     The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, brand-name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and trade organizations.

      The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and New RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, New RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

      Department of Justice Case. On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. The government sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal Racketeer Influenced and Corrupt Organizations Act, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses.

      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:

•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

•	On March 10, 2004, Judge Kessler granted in part and denied in part the plaintiffs’ motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the court granted the plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

•	On March 17, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

•	On May 6, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that there is no reasonable likelihood of future RICO violations.

•	On May 6, 2004, Judge Kessler granted the government’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court dismissed defenses to the effect that the government’s claims are prohibited by the Tenth Amendment to the United States Constitution and the Separation of Powers doctrine. The court also ruled that the defendants may be held jointly and severally liable for disgorgement in the event that that remedy is ordered by the court at trial.

•	On May 6, 2004, Judge Kessler denied the government’s motion for partial summary judgment that sought to establish that defendants had caused certain mailings and wire transmissions.

•	On May 21, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim. On June 25, 2004, Judge Kessler granted the defendants the right to seek an immediate appeal of that order. On July 15, 2004, the United States Court of Appeals for the District of Columbia Circuit accepted the appeal of Judge Kessler’s disgorgement ruling. The matter has been fully briefed, and oral argument is scheduled for November 17, 2004.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.

      The bench (non-jury) trial before Judge Kessler began on September 21, 2004. The government is currently in its case-in-chief. The Court has allowed each side up to 12 weeks for each case-in-chief, with an additional amount of time for a limited rebuttal case presentation by the government.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. One such case is pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. On November 14, 2003, the plaintiff voluntarily dismissed the complaint in St. Louis County, Missouri v. American Tobacco Co., Inc.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco, B&W and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.

      Of the four international cases currently pending in the United States, one is pending in state court and three are pending in federal court. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Two other health-care reimbursement cases are pending outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, again finding that the legislation was unconstitutional. The Province appealed this ruling. On May 20, 2004, the Court of Appeal upheld the constitutionality of the legislation. On June 21, 2004, an application was served for leave to appeal to the Supreme Court of Canada. A decision on this application is expected in approximately four months from the date the application for leave to appeal was served. In the meantime, an application to the trial court for a determination of the validity of service on RJR Tobacco and other non-Canadian entities commenced on October 12, 2004.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases

      Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, hospitals, universities and taxpayers have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

      Union Cases. Numerous trial court judges have dismissed union trust fund cases on remoteness grounds. The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco and B&W. The plaintiffs dismissed their appeal of the verdict.

      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      As of October 15, 2004, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance-Related Cases. As of October 15, 2004, one insurance-related case was pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco, B&W and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, referred to as “Empire,” on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively; B&W’s portion of these amounts is $2.8 million and $1.9 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded the plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire case. The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

•	reversed the judgment for Empire on its subrogation claim; and

•	reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two certified questions:

•	Are claims by a third-party payer of health-care costs seeking to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349 too remote to permit suit under that statute?

•	If such an action is not too remote to permit suit, is individualized proof of harm to subscribers required when a third-party payer of health-care costs seeks to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349?

      On October 30, 2003, the New York Court of Appeals agreed to review the two certified questions. On October 19, 2004, the court determined that such third-party claims are too remote to permit suit under N.Y. Gen. Bus. Law § 349. Accordingly, the court did not need to answer the second question. As a result of this decision, the jury verdict against RJR Tobacco, B&W and other cigarette manufacturers, as well as the attorneys fee award, should be set aside.

      Native American Tribes. As of October 15, 2004, one Native American Tribe case remains pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., which is pending before a tribal court in South Dakota. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted the defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss the plaintiffs’ product liability claim. In response, the plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. On June 3, 2004, the parties stipulated to a dismissal.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Hospitals. As of October 15, 2004, two cases brought by hospitals were pending against cigarette manufacturers, including New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri; and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. Trial is scheduled in the City of St. Louis case for June 6, 2005. These cases seek recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes.

      Taxpayers. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003. On March 8, 2004, the plaintiffs asked the United States Supreme Court to review the case. That petition was denied on May 17, 2004. In two other similar cases, which were consolidated for appeal purposes, Anderson v. American Tobacco Co., Inc. and Temple v. R.J. Reynolds Tobacco Co., the United States Court of Appeals for the Sixth Circuit, on October 20, 2004, affirmed the dismissals by the United States District Court for the Middle District of Tennessee.

MSA-Enforcement and Validity

      As of October 15, 2004, two cases were pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and one case was pending against B&W concerning the enforcement and validity of the MSA.

      In Ohio v. R.J. Reynolds Tobacco Co., the State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third-party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The state appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which accepted RJR Tobacco’s petition on September 10, 2003. Oral argument was heard on March 16, 2004, and a decision is pending.

      In California v. R.J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted . . . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District, which on February 25, 2004, affirmed the trial court’s finding, but reversed as to the amount of the fine and remanded for further proceedings. RJR Tobacco filed a petition for review with the California Supreme Court on April 28, 2004. That petition was denied on June 9, 2004. The remand issue is now pending.

      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff alleges that the MSA is anticompetitive in that the defendants have used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff asserted four causes of action in that complaint:

•	violation of the California Cartwright Act;

•	unfair competition under California Business & Professions Code section 17200;

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	common law unfair competition; and

•	restitution and unjust enrichment.

Shortly after the defendants moved to transfer the case to the San Diego state court that has handled MSA-related issues in the past, and before the defendants filed any responses to the complaint, the plaintiff voluntarily dismissed the state court case. On June 9, 2004, the plaintiff filed a new action in the United States District Court for the Northern District of California. The defendants are New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, Philip Morris, B&W, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the now-dismissed state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. No discovery or other deadlines have been established. A hearing on the defendants’ motion to dismiss is scheduled for December 1, 2004.

      On March 26, 2004, the Attorney General of Maine wrote B&W, alleging that B&W’s “Kool Mixx” advertising campaign violated the MSA’s prohibitions on youth targeting, placement of tobacco brand names in media and tobacco brand name merchandise. On May 7, 2004, the Attorney General of New York, on behalf of himself and 30 other state attorneys general, served a notice of intent to initiate enforcement proceedings over B&W’s Kool Mixx advertising campaign if the states’ claims were not resolved within 30 days from the date of the letter. On May 25, 2004, B&W received a cease and desist letter from the Attorney General of Illinois asking B&W to refrain from distributing purported brand name merchandise and transmitting a “Kool Mixx” DJ competition over the internet. On June 15, 2004, the state of New York sued, seeking a fine of $15.4 million and for preliminary and permanent injunctions restricting B&W from carrying out the Kool Mixx program. At a preliminary injunction hearing on June 17, 2004, the court refused to prohibit the Kool Mixx DJ competitions scheduled to take place in New York, but ordered B&W, pending final determination of the State’s motion, to suspend its “House of Menthol” Web site, eliminate references to Kool Mixx on its toll-free telephone lines, and refrain from using elements of its current Kool Mixx advertising. The states of Maryland and Illinois filed similar motions in their courts on June 29, 2004 and July 22, 2004, respectively.

      On October 5, 2004, New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and New RJR Tobacco’s affiliates, including RAI, and indemnitees, including B&W, reached a settlement of the three pending motions with the attorneys general of the states of New York, Illinois and Maryland. The company admitted no wrongdoing in the settlement agreement. Terms of the agreement call for New RJR Tobacco to pay a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, the company agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions. The New York Supreme Court, the Circuit Court for Baltimore City, and the Circuit Court of Cook County, Illinois, respectively, have approved the agreement.

      On May 27, 2004, the state of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state some $16.4 million dollars in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. B&W filed a response to the motion on June 21, 2004, and a hearing was held on June 24, 2004. The court has not yet ruled on the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

merits of the state’s claims. This matter relates to periods prior to the completion of the business combination transactions, and accordingly, the settlement that was recognized in the third quarter of 2004, was recorded as a purchase price adjustment.

      On May 28, 2004, a class action lawsuit, Honeycutt v. Philip Morris, USA, Inc., was filed against RJR, RJR Tobacco, Philip Morris, Altria and B&W in Creek County District Court in Oklahoma. The purported class was defined as Oklahoma residents who purchased cigarettes in Oklahoma between June 1, 2000 and the present. The plaintiff alleged that the MSA violated Oklahoma’s Unfair Competition statute and various common laws because it allegedly reduced competition and allegedly caused increased consumer prices. The plaintiff sought preliminary and permanent injunctive relief, as well as claimed restitutionary relief and damages. On July 19, 2004, the plaintiff voluntarily dismissed the complaint.

      Additionally, on January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, a case in which New RJR Tobacco is not a defendant, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by the State of New York in furtherance of the MSA and remanded the case for further proceedings. The federal district court heard oral argument on May 24, June 1 and June 2, 2004, on the plaintiff’s motion for preliminary injunction based upon the claim that the New York Escrow Statute and Contraband Statutes violate the Sherman Act. On September 14, 2004, the court denied the plaintiff’s motion for preliminary injunction with regard to the MSA, the New York Escrow Statute and Contraband Statutes. The court, however, found that the plaintiff made a showing of likelihood of success and of irreparable harm regarding the repeal of the Allocable Share Release program, and granted the plaintiff a preliminary injunction in that regard.

Asbestos Contribution Cases

      As of October 15, 2004, four lawsuits were pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R.J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed. Most recently, in June 2004, the contribution claims in three separate cases were voluntarily dismissed, leaving the cases pending as to the claims of the individual plaintiffs only. These cases are Kaiser Aluminum & Chemical Corp. v. R.J.R. Tobacco Holdings, Inc., T&N, Ltd., f/k/a T&N v. R.J. Reynolds Tobacco Co. and Gasket Holdings f/k/a Flexitallic Inc. v. RJR Nabisco, Inc.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, have sued U.S. cigarette manufacturers, including New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and New RJR Tobacco’s affiliates, including RAI, and indemnitees, including B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of July 19, 2004, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleged that it was denied promotional resources in violation of the Robinson-Patman Act. The District Court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Antitrust Act, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denied. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted.

      On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. On January 21, 2004, the court issued a Rule to Show Cause why opposing counsel “should not be assessed with the fees and costs associated with the mistrial declared by virtue of his improper opening statement.” The court granted RJR Tobacco’s motion for fees and costs on April 22, 2004. The court then severed the trademark claims from the antitrust claims and set the trial on the trademark claims for April 26, 2004. The parties tried RJR Tobacco’s trademark claims on April 25, 2004, and on May 5, 2004 the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claim on September 14, 2004, and on October 15, 2004, a federal district court jury in Illinois returned a unanimous verdict in favor of RJR Tobacco.

      On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, which motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs reached a settlement with all the defendants, including B&W, except RJR Tobacco. The settlement was approved by Judge Osteen on October 1, 2003. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, where B&W’s share was 13%, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with 55 million pounds for B&W. On December 19, 2003, the court set the plaintiffs’ attorneys’ fees at $75.3 million. B&W’s 13% share of this amount is $9.8 million.

      The case continued against RJR Tobacco. On April 22, 2004, after the trial began, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorneys’ fees and administrative costs, will be distributed to the class pending Judge Osteen’s final settlement approval. This amount was recorded in selling, general and administrative expense in RJR’s condensed consolidated statement of income for the nine months ended September 30, 2004. New RJR Tobacco, as successor to RJR Tobacco, also agreed to purchase annually a minimum of 90 million pounds of domestic green leaf flue cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. The court has given the settlement preliminary approval. The defendants, Philip Morris USA and Lorillard Tobacco Corp., filed motions seeking to reduce the amount of their respective leaf-purchase commitments under their separate settlement agreement with the plaintiffs, contending that RJR Tobacco’s settlement triggered a most-favored-nations clause in their agreements. The court denied those motions on May 27, 2004. On July 2, 2004, Philip Morris and Lorillard appealed to the United States Court of Appeals for the Fourth Circuit. Pending the Fourth Circuit’s decision on that appeal, Judge Osteen has reserved a final fairness ruling on the RJR Tobacco settlement.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc., referred to as Dial, sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the United States District Court for the District of South Carolina. The suit alleged that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleged that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes, in violation of Section I of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charged that RJR Tobacco violated the South Carolina Unfair Trade Practices Act by denying promotional services and facilities to Dial that were offered to other retailers. The suit sought unspecified damages. On September 3, 2003, the court granted the plaintiff’s motion to file an amended complaint, which named Sam’s East, Inc. as a defendant. Discovery was underway when an agreement in principle settling the litigation was reached. On March 31, 2004, the court issued an order dismissing the litigation without costs and without prejudice. The settlement was consummated on May 28, 2004, on terms favorable to RJR Tobacco. As part of the settlement, the parties stipulated that the case was to be dismissed with prejudice. The stipulation was filed with the court on May 28, 2004.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of its distribution agreement with RJR Tobacco. That same day, Smith Wholesale moved for an order to prevent RJR Tobacco from terminating the agreement. The court granted Smith Wholesale’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith Wholesale’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc, consistent with the terms of the agreement. On February 18, 2003, Smith Wholesale moved to amend its complaint to add Rice Wholesale as a plaintiff and allege similar claims on behalf of Rice Wholesale, a motion the court immediately granted, and Rice Wholesale filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice Wholesale’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7, 2003 order on February 11, 2003, and its March 4, 2003 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals. Oral argument occurred on September 12, 2003. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR Tobacco from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003. RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, and a fifth amended complaint to add two additional plaintiffs, bringing the total of private plaintiffs to 22; however, two plaintiffs requested leave to withdraw from the litigation, and they were subsequently dismissed from the suit by court order. Fact discovery closed on September 30, 2004. Expert discovery is to be completed by October 18, 2004. Dispositive motions are to be filed by October 18, 2004, with briefing to be completed by November 22, 2004. Trial is set to begin on January 25, 2005. Oral argument on RJR Tobacco’s appeal to the Sixth Circuit occurred on August 5, 2004. A decision is pending.

      On May 13, 2004, in Qureshi v. R.J. Reynolds Tobacco Holdings, Inc., Nasir-Uddin M. Qureshi, the owner of Royal Smoker Tobacco and president of K. N. Tobacco Corporation, filed a lawsuit against RJR, RJR Tobacco and others in the United States District Court for the Eastern District of Michigan. The plaintiff alleges that he was denied participation in RJR Tobacco pricing promotions in violation of the Robinson-Patman Act and state laws relating to discrimination on the basis of national origin. The plaintiff also claims that RJR Tobacco allegedly refused payment on his coupons without cause. The suit seeks in excess of $100,000 in damages. The plaintiff has voluntarily dismissed all the defendants except RJR Tobacco. Additionally, the plaintiff has dismissed the state law discrimination claims in the complaint. RJR Tobacco has obtained and is analyzing documents and records obtained from the plaintiff. Discovery is ongoing.

      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R.J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, allege that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. The motion was argued on October 29, 2004.

Other Litigation and Developments

      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena duces tecum to RJR Tobacco, asserting that he had “reason to believe that R. J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices . . . by publishing false or misleading claims about its product, ‘Eclipse’ brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling ‘Eclipse’ brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York . . .” On February 2, 2004, RJR Tobacco filed its response to the Vermont subpoena, noting its objections and indicating that, subject to those objections, documents will be produced in response to the subpoena. On February 9, 2004, subpoenas identical to the one issued by Vermont were issued by Connecticut and Maine to RJR Tobacco. The letter accompanying the Connecticut subpoena indicated that the District of Columbia also is involved with this joint investigation. At this time, no lawsuit or enforcement action relating to ECLIPSE has been filed against RJR Tobacco in any of these five states or the District of Columbia. RJR Tobacco has substantially completed the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

production of documents called for by the Vermont subpoena, which by agreement satisfies the production demands of the other states, although each state reserves its rights to evaluate the production independently and seek the production of additional materials.

      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects the company’s rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004 the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR has produced documents to the SEC in compliance with the subpoena and the court’s order. RAI is unable to predict the outcome of this investigation or any effects that the outcome may have on its disclosures related to its results of operations.

      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now inactive RAI subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc., referred to as JTI, and subsequently changed its name to JTI-MacDonald, Corp., referred to as JTI-MI. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices...” It is understood that, at all relevant times over the past several years, JTI-MI, Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and purported to serve summonses on JTI-MacDonald, Corp., Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004.

      On August 13, 2004, New RJR Tobacco received written notice from JTI that the Quebec Ministry of Revenue had (1) issued a tax assessment covering the period January 1, 1990 through December 31, 1998 for alleged unpaid duties, penalties and interest in an amount of approximately $1.36 billion (Canadian) against JTI-MI, (2) issued an order for the immediate payment of that amount and (3) obtained an ex parte judgment to enforce the payment of that amount. JTI stated that it was providing that notice pursuant to the terms of the 1999 purchase agreement between JTI and RJR Tobacco regarding the sale of the international business, and that it would be seeking indemnification for all losses and damages it is entitled to recover under the terms of the purchase agreement. Although New RJR Tobacco, as successor to RJR Tobacco, recognizes that, under certain circumstances, it may have

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

indemnification obligations to JTI under the purchase agreement, New RJR Tobacco and JTI disagree as to whether the current circumstances give rise to any indemnification obligation by New RJR Tobacco. New RJR Tobacco conveyed its position to JTI and the parties have agreed to resolve their differences at a later time. On August 24, 2004, JTI-MI applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada and the court entered an order staying the Quebec Ministry of Revenue’s proceedings against JTI-MI.

      On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief.

      Over the past few years, several lawsuits have been filed against RJR Tobacco and its affiliates and, in certain cases, against other cigarette manufacturers, including B&W, by the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, as well as by Ecuador, Belize, Honduras, Canada and various Departments of the Republic of Colombia. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Each of these actions discussed below, seeks compensatory, punitive and treble damages.

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of the defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, the European Community and its member states petitioned the United States Supreme Court for a writ of certiorari.

      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages, to be trebled, costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims. On April 1, 2004, the plaintiffs filed an amended complaint. The amended complaint does not change the substance of the claims alleged, but primarily makes typographical and grammatical changes to the allegations contained in the original complaint and adds to the description of injuries alleged in the original complaint. This matter remains pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions, respectively. On January 15, 2003, the Court of First Instance entered a judgment denying the admissibility of the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on the applicants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third action is still pending before the Court of First Instance. On September 18, 2003, however, the Court of First Instance stayed the proceedings in the third action, pending resolution of the appeals from the January 15, 2003 judgment denying the admissibility of the first two applications.

      RJR Tobacco, B&W and the other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on December 10, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the case. On November 5, 2003, Ecuador, Belize and Honduras filed a petition for a writ of certiorari requesting the United States Supreme Court to review the decision of the Eleventh Circuit. The court denied the petition on January 12, 2004. B&W and the other defendants filed motions to dismiss a similar action brought by Amazonas and other departments of Colombia in the United States District for the Eastern District of New York. These motions were granted on February 19, 2002, and plaintiffs appealed to the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, Amazonas and other departments of Colombia petitioned the United States Supreme Court for a writ of certiorari. On June 17, 2004, B&W and the other defendants filed a brief opposing the petition, and the Amazonas and other departments of Colombia filed a reply brief on June 29, 2004. A decision is pending.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. The plaintiffs in these actions claim that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiff’s complaint. That motion was granted on January 26, 2004, although the court granted the plaintiffs leave within which to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs have attempted to appeal the trial court’s January 26, 2004 dismissal to the United States Court of Appeals for the Seventh Circuit. Because the dismissal was not a final order, that appeal was dismissed. All the defendants moved to dismiss the amended complaint that had been filed on April 5, 2004. A decision is pending.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002 the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court. On January 28, 2004, the California Supreme Court agreed to review the case. The appeal has been briefed. Oral argument has not been scheduled.

      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401, also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. RJR Tobacco filed various motions for summary judgment which were all denied.

      Both RJR Tobacco and Star have filed other motions with the court, including motions to dismiss, motions in limine, and motions relating to discovery. The court has ruled on many of these motions and is in the process of reviewing the others, including RJR Tobacco’s motion to dismiss. One of the discovery motions filed by RJR Tobacco resulted in a “crime-fraud” ruling, based upon Star’s failure to disclose to the Patent Office a letter from Star’s scientific advisor to Star’s patent counsel relating to Star’s patents. The court concluded that the circumstances surrounding Star’s failure to disclose the letter gave rise “to the notion that [Star] was acting knowingly, willfully and fraudulently in its attempt to obtain the [Star patents]....” The trial in this matter is set for January 24, 2005.

Cautionary Statement Concerning Tobacco-Related Litigation

      Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates, including RAI, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss.

      Unfavorable judgments awarding compensatory damages, punitive damages or fines have been returned against RJR Tobacco and B&W in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003 but is now on appeal to the Florida Supreme Court, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a health-care cost recovery case. In addition, unfavorable judgments have been returned against RJR Tobacco in an MSA enforcement action and a California state law enforcement action. Although New RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and New RJR Tobacco and RAI believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RAI, New RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W.

      Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates or indemnitees, including B&W, and they could encourage the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against New RJR Tobacco and B&W, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters.

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. On July 29, 2002, defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit. Oral argument occurred on September 28, 2004, and a decision is pending.

Environmental Matters

      RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party, referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, with respect to several superfund sites.

      Regulations promulgated by the United States Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RAI and its subsidiaries monitor their environmental matters and, dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability.

      Del Monte Corporation, a former subsidiary of RJR, is named a defendant in a lawsuit related to a superfund site in Hawaii, Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Hawaii on October 7, 1999. The superfund site includes land on which Del Monte Corporation maintained fresh fruit operations at one time. Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in Akee and with respect to the environmental investigation and remediation of the superfund site required by the EPA. The buyers of the Del Monte fresh fruit business have reached a confidential settlement with the plaintiffs in the Akee case. On March 16, 2004, a settlement agreement and release were executed on behalf of the plaintiffs, and the action against the buyers of the Del Monte fresh fruit business and other defendants was dismissed with prejudice.

      RJR Tobacco was notified by the EPA on June 11, 2000, of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of approximately 43 potentially responsible parties, including RJR Tobacco, and involved an aggregate exposure estimated to be approximately $5.1 million. Apportionment among the PRPs was not completed, but RJR Tobacco believes that its apportionment would have been immaterial to its results of operations, cash flows or financial condition. The PRPs are a group of companies previously involved as potentially responsible parties in another superfund site. The EPA alleged that some waste from the cleanup of the other site was transported to the site in question. An environmental consultant working on behalf of the PRP group, which includes RJR Tobacco, collected information and technical data about the Greer, South Carolina site. Information was presented to the EPA and the United States Department of Justice concerning the findings of the environmental consultant, technical issues pertaining to the site and the PRP group’s position that it was not the source of the contamination at the site. EPA counsel has made a recommendation that the referral of this matter to the DOJ be withdrawn and informally has advised counsel for the PRP group that no further enforcement action is expected.

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site, near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on April 27, 2004. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

      RAI and its subsidiaries have been engaged in a continuing program to comply with federal, state and local environmental laws and regulations. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations and to estimate the cost of resolving these CERCLA matters, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.

Other Contingencies

      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and New RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or any of its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

claim by B&W against either or both of RAI and New RJR Tobacco could have an adverse effect on either or both of RAI and New RJR Tobacco.

      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco Holdings Inc. from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.

      In connection with Philip Morris’s acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement and a tax sharing agreement that generally seek to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc., referred to as JTI, on May 12, 1999, RJR and RJR Tobacco agreed to indemnify JTI against:

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that JTI or any of its affiliates, including the acquired entities, may incur after the sale with respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by JTI or any of its affiliates arising out of certain activities of Northern Brands.

On August 16, 2004, New RJR Tobacco, as successor to RJR Tobacco, received written notice from JTI under these indemnification provisions that the Quebec Ministry of Revenue had (1) issued a tax assessment for alleged unpaid duties, penalties and interest in an amount of approximately $1.36 billion (Canadian) against JTI-Macdonald, Corp., a former affiliate of Northern Brands, (2) issued an order for the immediate payment of that amount and (3) obtained an ex parte judgment to enforce the payment of that amount. New RJR Tobacco and JTI disagree as to whether the current circumstances give rise to any indemnification obligation by New RJR Tobacco. Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RAI and New RJR Tobacco.

      New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, Santa Fe and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. New RJR Tobacco and Santa Fe believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of having manufactured those products.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 8 —	Shareholders’ Equity

      The following table of changes in shareholders’ equity discloses amounts as of December 31, 2003 for RJR. The changes during the nine months ended September 30, 2004, comprise the shareholders’ equity of RAI as of September 30, 2004. The amounts disclosed as acquisition transactions primarily represent $2.8 billion issuance of RAI common stock for the acquisition of the U.S. cigarette and tobacco business of B&W, partially offset by the cancellation of treasury shares held by RJR to paid-in capital of RAI. Incorporation in the state of North Carolina does not permit the holding of treasury shares. Additionally, the $0.01 par value of the common stock of RJR was adjusted to reflect the $0.0001 par value of the common stock of RAI.

				Accumulated
				Other	Unamortized		Total
	Common	Paid-In	Accumulated	Comprehensive	Restricted	Treasury	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Stock	Stock	Equity	Income

Balance at December 31, 2003	$1	$7,377	$(2,469)	$(462)	$(23)	$(1,367)	$3,057
Net income	—	—	612	—	—	—	612	$612
Minimum pension liability	—	—	—	(1)	—	—	(1)	(1)
Cumulative translation adjustment	—	—	—	(2)	—	—	(2)	(2)

Total comprehensive income								$609

Dividends	—	(162)	(140)	—	—	—	(302)
Stock options exercised	—	34	—	—	—	—	34
Tax benefit on stock based compensation plans	—	12	—	—	—	—	12
Restricted stock awarded	—	8	—	—	(8)	—	—
Restricted stock
amortization	—	—	—	—	28	—	28
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	(10)	—	—	—	(28)	(38)
Acquisition transactions	(1)	1,443	—	—	—	1,401	2,843

Balance at September 30, 2004	$—	$8,705	$(1,997)	$(465)	$—	$—	$6,243

Note 9 —	Segment Information

      As of September 30, 2004, RAI had one reportable operating segment, New RJR Tobacco, which is the second largest cigarette manufacturer in the United States. New RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, KOOL, SALEM and DORAL, are five of the top ten best-selling brands of cigarettes in the United States in 2004. Those brands, and its other brands, including VANTAGE, MISTY, PALL MALL, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.

      The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Concurrent with the July 2004 business combination transactions, certain immaterial subsidiaries were reorganized, and as a result are reported as All Other rather than New RJR Tobacco. Amounts presented in prior periods have been reclassified accordingly.

      Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. GPI

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

exports U.S. brands to U.S. territories, U.S. Duty Free and overseas military and manages a significant contract manufacturing business.

      Under the management of GPI is RAI’s investment in R.J. Reynolds-Gallaher International Sarl, a joint venture created by R.J. Reynolds Tobacco C.V., a wholly owned subsidiary of RAI, and Gallaher Group Plc. The joint venture manufactures and markets a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, which initially marketed its products in France, Spain, the Canary Islands and Italy, expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. Its products are manufactured in Austria. New RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

      Segment Data:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales:
RJR Tobacco	$1,630	$1,287	$4,025	$3,749
All Other	236	97	411	284

Consolidated net sales	$1,866	$1,384	$4,436	$4,033

Operating income (loss):
RJR Tobacco	$354	$(3,637)	$865	$(3,359)
All Other	37	15	62	41
Corporate expense	(45)	(21)	(94)	(50)

Consolidated operating income (loss)	$346	$(3,643)	$833	$(3,368)

Reconciliation to income (loss) before income taxes:
Operating income (loss)	$346	$(3,643)	$833	$(3,368)
Interest and debt expense	21	25	62	90
Interest income	(7)	(6)	(16)	(23)
Other (income) expense	(1)	2	4	(4)

Income (loss) from continuing operations before income taxes	$333	$(3,664)	$783	$(3,431)

	September 30,	December 31,
	2004	2003

Assets:
RJR Tobacco	$11,686	$7,498
All Other	1,312	800
Corporate	1,346	1,379

Consolidated assets	$14,344	$9,677

Note 10 —	Related Party Transactions

      RAI’s operating subsidiaries enter into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

manufacturing materials, pipe tobacco and little cigars to BAT affiliates at prices generally not to exceed manufacturing costs plus 10%. During the three-month period ended September 30, 2004, net sales to BAT affiliates were $85 million, primarily cigarettes, representing 4.4% of RAI’s total net sales.

      RAI’s operating subsidiaries also purchase unprocessed leaf at market prices and imported cigarettes and pipe tobacco at prices not to exceed manufacturing costs plus 10% from BAT affiliates. Royalty expense is paid to BAT affiliates who own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. These purchases and royalty expenses were $7 million, primarily leaf purchases, for the three-month period ended September 30, 2004. At September 30, 2004, the accounts payable due to BAT affiliates was insignificant.

Note 11 —	Condensed Consolidating Financial Statements

      For the periods ended September 30, 2004, separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of the $1.45 billion guaranteed, secured notes. As of September 30, 2004, RAI and the other guarantors, which are direct or indirect, wholly owned subsidiaries of RAI, had fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; New RJR Tobacco, RJR Acquisition Corp. and RJR’s other material subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe and Lane, which are not guarantors; and elimination adjustments.

      Information as of, and for the quarter and nine months ended September 30, 2004, is presented pursuant to the guarantor classification as of September 30, 2004. Prior period comparative information has not been reclassified, and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Three Months Ended September 30, 2004
Net sales	$—	$—	$1,793	$98	$(25)	$1,866
Cost of products sold	—	—	1,119	43	(23)	1,139
Selling, general and administrative expenses	19	26	308	24	—	377
Amortization expense	—	—	11	—	—	11
Restructuring and asset impairment charges	—	—	(7)	—	—	(7)
Interest and debt expense	—	21	—	—	—	21
Interest income	—	(1)	(6)	—	—	(7)
Intercompany interest (income) expense	3	(2)	(4)	3	—	—
Other (income) expense, net	(160)	(230)	37	(2)	354	(1)

Income from continuing operations before income taxes	138	186	335	30	(356)	333
Provision for (benefit from) income taxes	23	(119)	130	9	—	43
Equity income from subsidiaries	579	259	7	1	(846)	—

Income before extraordinary item	694	564	212	22	(1,202)	290
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$694	$564	$261	$22	$(1,202)	$339

For the Three Months Ended September 30, 2003
Net sales	$—	$—	$1,384	$13	$(13)	$1,384
Cost of products sold	—	—	824	3	(13)	814
Selling, general and administrative expenses	—	8	296	9	—	313
Restructuring and asset impairment charges	—	12	298	—	—	310
Goodwill and trademark impairment charges	—	—	3,590	—	—	3,590
Interest and debt expense	—	22	3	—	—	25
Interest income	—	(1)	(5)	—	—	(6)
Intercompany interest (income) expense	—	(2)	2	—	—	—
Intercompany dividends	—	(134)	(22)	—	156	—
Other (income) expense, net	—	2	—	—	—	2

Income (loss) before income taxes	—	93	(3,602)	1	(156)	(3,664)
Provision for (benefit from) income taxes	—	(54)	(157)	(2)	—	(213)
Equity income (loss) from subsidiaries	—	(3,443)	4	3	3,436	—

Net income (loss)	$—	$(3,296)	$(3,441)	$6	$3,280	$(3,451)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2004
Net sales	$—	$—	$4,286	$205	$(55)	$4,436
Cost of products sold	—	—	2,622	78	(53)	2,647
Selling, general and administrative expenses	19	74	814	63	—	970
Amortization expense	—	—	11	—	—	11
Restructuring and asset impairment charges	—	(1)	(24)	—	—	(25)
Interest and debt expense	—	62	—	—	—	62
Interest income	—	(3)	(12)	(1)	—	(16)
Intercompany interest (income) expense	3	(6)	(7)	10	—	—
Other expense, net	(160)	(224)	37	(3)	354	4

Income from continuing operations before income taxes	138	98	845	58	(356)	783
Provision for (benefit from) income taxes	23	(150)	331	17	—	221
Equity income from subsidiaries	852	575	19	2	(1,448)	—

Income from continuing operations	967	823	533	43	(1,804)	562
Gain on sale of discontinued businesses, net of tax	—	—	1	—	—	1

Income before extraordinary item	967	823	534	43	(1,804)	563
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$967	$823	$583	$43	$(1,804)	$612

For the Nine Months Ended September 30, 2003
Net sales	$—	$—	$4,033	$42	$(42)	$4,033
Cost of products sold	—	—	2,450	10	(42)	2,418
Selling, general and administrative expenses	—	29	974	25	—	1,028
Restructuring and asset impairment charges	—	20	345	—	—	365
Goodwill and trademark impairment charges	—	—	3,590	—	—	3,590
Interest and debt expense	—	82	8	—	—	90
Interest income	—	(6)	(17)	—	—	(23)
Intercompany interest (income) expense	—	(7)	7	—	—	—
Intercompany dividends	—	(168)	(22)	—	190	—
Other (income) expense, net	—	2	(10)	4	—	(4)

Income (loss) before income taxes	—	48	(3,292)	3	(190)	(3,431)
Provision for (benefit from) income taxes	—	(87)	(31)	(3)	—	(121)
Equity income (loss) from subsidiaries	—	(3,255)	10	9	3,236	—

Net income (loss)	$—	$(3,120)	$(3,251)	$15	$3,046	$(3,310)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2004
Cash flows from (used in) operating activities	$132	$1	$621	$(265)	$—	$489

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(39)	(11)	—	(50)
Acquisition, net of cash acquired	(400)	—	604	—	—	204
Distribution from equity investees	—	—	—	5	—	5
Purchases of short-term investments	—	(1)	—	—	—	(1)
Intercompany notes and interest receivable	—	18	(155)	—	137	—
Purchase of long-term investments	—	(10)	—	—	—	(10)
Other, net	(3)	(35)	—	—	—	(38)

Net cash flows from (used in) investing activities	(403)	(28)	410	(6)	137	110

Cash flows from (used in) financing activities:
Repurchase of common stock	(10)	(28)	—	—	—	(38)
Repayment of long-term debt	—	(56)	—	—	—	(56)
Dividends paid on common stock	—	(243)	—	—	—	(243)
Proceeds from exercise of stock options	22	11	—	—	—	33
Intercompany notes and interest payable	403	8	(580)	306	(137)	—

Net cash flows from (used in) financing activities	415	(308)	(580)	306	(137)	(304)

Net change in cash and cash equivalents	144	(335)	451	35	—	295
Cash and cash equivalents at beginning of period	—	386	1,104	33	—	1,523

Cash and cash equivalents at end of period	$144	$51	$1,555	$68	$—	$1,818

For the Nine Months Ended September 30, 2003
Cash flows from operating activities	$—	$176	$883	$16	$(468)	$607

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(34)	(1)	—	(35)
Acquisition, net of cash acquired	—	—	(9)	—	—	(9)
Purchases of short-term investments	—	(3)	(1)	—	—	(4)
Proceeds from short-term investments	—	400	92	—	—	492
Investments in equity investees	—	—	—	(20)	—	(20)
Proceeds from the sale of business	—	—	6	—	—	6
Other, net	—	—	1	—	—	1
Intercompany notes and interest receivable	—	(10)	61	4	(55)	—

Net cash flows from (used in) investing activities	—	387	116	(17)	(55)	431

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(72)	—	—	—	(72)
Dividends paid on common stock	—	(243)	(468)	—	468	(243)
Repayment of long-term debt	—	(643)	(98)	—	—	(741)
Proceeds from exercise of stock options	—	2	—	—	—	2
Intercompany notes and interest payable	—	114	(190)	21	55	—

Net cash flows from (used in) financing activities	—	(842)	(756)	21	523	(1,054)

Net change in cash and cash equivalents	—	(279)	243	20	—	(16)
Cash and cash equivalents at beginning of period	—	463	1,112	9	—	1,584

Cash and cash equivalents at end of period	$—	$184	$1,355	$29	$—	$1,568

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

September 30, 2004
Assets
Cash and cash equivalents	$144	$51	$1,555	$68	$—	$1,818
Short-term investments	—	108	—	—	—	108
Assets held for sale	—	—	99	—	—	99
Other current assets	43	34	2,613	148	(255)	2,583
Trademarks, net	—	—	1,604	155	—	1,759
Goodwill	—	—	5,692	586	—	6,278
Other intangibles	—	—	127	1	—	128
Intercompany notes and interest receivable	—	368	3,474	13	(3,855)	—
Investment in subsidiaries	6,661	7,986	58	5	(14,710)	—
Other noncurrent assets	13	180	1,351	99	(72)	1,571

Total assets	$6,861	$8,727	$16,573	$1,075	$(18,892)	$14,344

Liabilities and shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	—	2,308	11	—	2,319
Other current liabilities	177	437	1,223	91	(253)	1,675
Intercompany notes and interest payable	403	388	2,708	356	(3,855)	—
Long-term debt (less current maturities)	—	1,607	—	—	—	1,607
Other noncurrent liabilities	29	144	2,310	79	(72)	2,490
Shareholders’ equity	6,252	6,151	8,014	538	(14,712)	6,243

Total liabilities and shareholders’ equity	$6,861	$8,727	$16,573	$1,075	$(18,892)	$14,344

December 31, 2003
Assets
Cash and cash equivalents	$—	$386	$1,104	$33	$—	$1,523
Short-term investments	—	107	—	—	—	107
Assets held for sale	—	—	84	—	—	84
Other current assets	—	60	1,913	7	(363)	1,617
Trademarks, net	—	—	1,759	—	—	1,759
Goodwill	—	—	3,292	—	—	3,292
Intercompany notes and interest receivable	—	386	3,320	13	(3,719)	—
Investment in subsidiaries	—	4,798	44	19	(4,861)	—
Other noncurrent assets	—	143	1,098	58	(4)	1,295

Total assets	$—	$5,880	$12,614	$130	$(8,947)	$9,677

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	—	1,629	—	—	1,629
Other current liabilities	—	545	1,027	17	(363)	1,226
Intercompany notes and interest payable	—	381	3,287	51	(3,719)	—
Long-term debt (less current maturities)	—	1,671	—	—	—	1,671
Other noncurrent liabilities	—	226	1,850	12	(4)	2,084
Stockholders’ equity	—	3,057	4,811	50	(4,861)	3,057

Total liabilities and stockholders’ equity	$—	$5,880	$12,614	$130	$(8,947)	$9,677

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Completed Business Combination Transaction

      On July 30, 2004, RJR completed its acquisition and combination of the U.S. assets, liabilities and operations of B&W, a subsidiary of BAT, with RJR Tobacco. The combination transactions were accomplished through a new publicly traded holding company, RAI, with approximately 147 million shares outstanding, to hold the combined businesses. The combination transactions combined the businesses of two of the largest industry participants with strong brands, creating efficiencies and cost reductions through synergies.

      RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. As of January 20, 2004, RJR and B&W each had paid $6,500 to acquire a 50% ownership in RAI, and each had contributed additional capital of $195,500.

      Coincident with completion of the combination transactions, B&W contributed a number of previously held shares to RAI, sufficient to reduce its ownership to 61,952,762 shares, or approximately 42% of RAI’s common stock outstanding at the closing. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share, based on the average closing price of RJR common stock during the five-day period beginning two days before and ending two days after the announcement of the combination transactions. The shares of RAI previously owned by RJR were cancelled, eliminating RJR’s 50% ownership of RAI. Previous RJR stockholders were issued common shares of RAI in exchange for their existing RJR shares, on a one-for-one basis, resulting in ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of B&W by RJR for financial accounting purposes. The consolidated financial statements of RAI include results of acquired operations subsequent to July 30, 2004.

      As part of the combination transactions, B&W, along with its U.S. operations, transferred cash of $604 million, an amount equal to its pre-closing accrued liabilities under the MSA and related agreements. RJR Tobacco and the U.S. cigarette and tobacco operations of B&W were combined in an indirect subsidiary of RAI, referred to as New RJR Tobacco. New RJR Tobacco, and in certain instances, RAI, have agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RAI at closing.

      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT, all of the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States.

      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe, a direct, wholly owned subsidiary of RJR and manufacturer and distributor of cigarette and other tobacco products under the NATURAL AMERICAN SPIRIT brand, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent subsidiaries of RAI.

      The headquarters and operations of each of RAI and New RJR Tobacco will be located in Winston-Salem, North Carolina.

Overview and Initiatives

      The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2004 with the third quarter of 2003 and the first nine months of 2004 with the first nine months of 2003. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements.

      As of September 30, 2004, RAI’s wholly owned subsidiaries included its operating subsidiaries, New RJR Tobacco, Santa Fe, Lane and GPI. RAI’s single reportable operating segment, New RJR Tobacco, is the second largest cigarette manufacturer in the United States. Santa Fe manufactures and markets cigarettes and other tobacco products primarily in the United States. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands. GPI exports to U.S. territories, U.S. Duty Free and overseas military and manages a significant contract manufacturing business.

      RAI’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to decline over time. Trade inventory adjustments may result in short-term changes in demand for its operating subsidiaries’ products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. However, RAI believes it is not appropriate for it to speculate on external factors that may impact the purchasing decision of the wholesale and retail tobacco distributors.

      Competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position or to introduce a new brand.

      RAI’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. Their marketing programs are designed to strengthen the brands’ image, build brand awareness and loyalty, and attract adult smokers of competing brands. RJR Tobacco previously repositioned or introduced brand styles and line extensions designed to build the brands’ equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.

      In addition to building strong brand equity, RJR Tobacco’s marketing approach has utilized a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.

      On October 22, 2004, the President signed legislation eliminating the tobacco quota and price support program. The buyout is funded by a direct assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout is approximately $10.1 billion, payable over ten years, and cigarette manufacturers are responsible for 96.3% of the total. New RJR Tobacco estimates that its overall share will approximate $2.4 billion to $2.9 billion, subject to certain adjustments.

      The business combination transactions completed in July 2004 resulted in a larger portfolio of brands, in which RJR Tobacco and B&W each contributed two focus brands. Brand strategies and support plans for these brands that were in existence prior to the business combination generally will be maintained through the remainder of 2004. A new brand-portfolio strategy is expected to be launched by New RJR Tobacco in early 2005.

      During 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included workforce reductions, which were substantially completed as of September 30, 2004, and the reclassification of certain non-tobacco businesses as held-for-sale.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. These initiatives included significant cost reductions and a new brand-portfolio strategy focused on RJR Tobacco’s two premium growth brands. Certain of these initiatives resulted in restructuring and impairment charges in 2003, and have resulted in minimal additional restructuring charges through 2004. Additionally, during the fourth quarter of 2003, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures and transferred ownership to the cigarette retailers. For more information about these initiatives, related costs and savings, see “— Results of Operations.”

      During 2002, actual asset returns for RJR’s pension assets were adversely impacted by the continued deterioration of the equity markets and declining interest rates. Additionally, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected RJR’s pension plans’ funded status. Pension expense in 2003 was adversely impacted due to these factors and the lowering of the expected return on asset assumption from 9.5% per annum for 2002 to 9.0% per annum for 2003.

      During 2003, plan assets increased $391 million, as a result of the favorable 2003 equity market performance and contributions, partially offset by benefit payments. However, at December 31, 2003, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $750 million. The amount by which the projected benefit obligation exceeds the fair value of the plan assets could increase to the extent, if any, of a decline in the fair value of plan assets, as well as adverse changes in actuarial assumptions, including a reduction in the discount rate used to calculate the projected benefit obligation.

      RAI’s pension expense in 2004 is expected to be within a range of $80 million to $85 million, including a $3 million curtailment expense of a nonqualified pension benefit and a reversal of $2 million related to the 2003 restructuring service costs. RJR’s pension expense in 2003 was $173 million, including $87 million related to service costs as a result of the 2003 workforce reduction. Additionally, pension expense in 2004 has benefited and will continue to benefit from a more favorable actual return on plan assets in 2003 than the expected return. This decrease will be partially offset by the expected decrease in discount rate to 6.15% from 6.5%. RAI contributed $117 million to its pension plans during the first nine months of 2004, and expects to contribute an additional $1 million in 2004 to fund the pension plans.

Critical Accounting Policies

      U.S. generally accepted accounting principles require estimates and assumptions to be made that affect the reported amounts in RAI’s condensed consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RAI and its subsidiaries, including New RJR Tobacco. New RJR Tobacco has adopted the accounting policies of RJR Tobacco.

Purchase Accounting

      RAI accounts for business combination transactions in accordance with SFAS No. 141, “Business Combinations.” The purchase method requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, including severance and related benefits, based on their fair values as of the acquisition date. Preliminary estimates of fair values allocated are based on independent appraisals, or management assumptions, and are subsequently adjusted as soon as practicable. Finalization adjustments of the fair values of assets acquired may impact future earnings.

Tobacco-Related Litigation

      RAI and New RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote. New RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.

      As discussed in note 7 to condensed consolidated financial statements, New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and its affiliates and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, New RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both New RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RAI’s condensed consolidated financial statements. RAI and New RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against New RJR Tobacco or its affiliates, including RAI, and its indemnitees, including B&W. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries.

Settlement Agreements

      As discussed in note 7 to condensed consolidated financial statements, New RJR Tobacco, Santa Fe and Lane are participants in the MSA and other state settlement agreements related to governmental health–care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying condensed consolidated statements of income were $1.6 billion and $1.5 billion for the nine months ended September 30, 2004 and 2003, respectively, and $1.9 billion in 2003, $2.5 billion in 2002 and $2.6 billion in 2001. New RJR Tobacco estimates that its settlement charges will be approximately $2.3 billion in 2004 and exceed $2.8 billion each year thereafter, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Goodwill, Trademarks and Other Intangibles

      Goodwill and Trademarks are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate and, when goodwill impairment is implied, the determination of the fair values of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

      A substantial portion of the consideration paid for B&W will be allocated to goodwill and other intangible assets, based on management’s reasonable estimates and assumptions. Estimates and assumptions used in a purchase allocation include, among other factors, market estimates of fixed assets and projected income and estimated lives related to intangible assets.

      If the competitive environment worsens, or RAI’s strategic initiatives or combination transactions adversely affect RAI’s financial performance, the fair value of New RJR Tobacco’s goodwill and trademarks could be impaired in future periods.

Restructuring and Asset Impairment Charges

      RJR and RJR Tobacco recorded charges related to workforce reductions, asset impairments and associated exit costs during 2003 and 2002. The workforce reduction charges were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88. The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. See note 3 to condensed consolidated financial statements for more information related to restructuring and asset impairment charges and adjustments.

      These restructuring charges were based on management’s best estimate at the time of the restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, would be recorded as adjustments to operating income.

Revenue Recognition

      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria generally are met upon shipment, when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold.

Accounting for Returned Goods

      During 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, New RJR Tobacco accepts only returns of unintentionally damaged products. Reflecting the results of the revised returned goods policy, the returned goods reserve was reduced $96 million during 2003. The change in the returned goods policy resulted in $46 million lower returned goods expense during the quarter ended September 30, 2004, compared with the prior-year quarter, excluding the reduction of the reserve for returned goods of $39 million during the third quarter of 2003. For the nine months ended September 30, 2004, returned goods expense was $101 million lower than the prior-year period, excluding the prior-year reduction of the reserve for returned goods of $93 million.

Results of Operations

      The following discussion reflects RAI’s results of operations for the three- and nine-month periods ended September 30, 2004 compared to RJR’s results for the three- and nine-month periods ended September 30, 2003.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

Net sales[1]	$1,866	$1,384	34.8%	$4,436	$4,033	10.0%
Cost of products sold[1,2]	1,139	814	39.9%	2,647	2,418	9.5%
Selling, general and administrative expenses	377	313	20.4%	970	1,028	(5.6)%
Amortization expense	11	—	NM3	11	—	NM3
Restructuring and asset impairment charges	(7)	310	NM3	(25)	365	NM3
Goodwill and trademark impairment charges	—	3,590	NM3	—	3,590	NM3

Operating income (loss)	$346	$(3,643)	NM3	$833	$(3,368)	NM3

[1]	Excludes excise taxes of $525 million and $405 million for the three months ended September 30, 2004 and 2003, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively.

[2]	Includes settlement expense of $652 million and $500 million for the three months ended September 30, 2004 and 2003, respectively, and $1.6 billion and $1.5 billion for the nine months ended September 30, 2004 and 2003, respectively.

[3]	Percent change is not meaningful.

      Net sales for the third quarter of 2004 increased $482 million from the comparable prior-year quarter, primarily due to increased volume of $527 million, driven by the business combination partially offset by lower pricing. Net sales increased $403 million during the first nine months of 2004 from the comparable prior-year period primarily due to $454 million favorable volume, driven by the business combination partially offset by lower pricing.

      Domestic shipment volume, in billions of units, for RAI’s operating segments including acquired operations in August and September 2004, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

New RJR Tobacco focus brands:
CAMEL exc. Regular	5.6	5.3	5.6	16.2	15.0	8.1
KOOL	2.1	—	NM	2.1	—	NM
SALEM	2.3	2.4	(5.8)	6.7	6.9	(3.1)
PALL MALL Savings	1.0	—	NM	1.0	—	NM
New RJR Tobacco total full-price	15.9	13.0	22.3	40.4	37.4	7.9
New RJR Tobacco total savings	10.1	7.7	30.6	23.2	23.4	(0.8)

New RJR Tobacco total domestic	26.0	20.7	25.4	63.6	60.8	4.6
Other	0.7	0.6	17.6	1.8	1.7	7.6

RAI total domestic	26.7	21.3	25.2	65.4	62.5	4.6

Industry[1]:
Full-price	70.8	72.1	(1.8)	205.8	207.9	(1.0)
Savings	30.6	32.1	(4.7)	89.9	95.3	(5.7)

Industry total domestic	101.4	104.2	(2.7)	295.7	303.2	(2.5)

[1]	Based on information from Management Science Associates, Inc., referred to as MSAi. These amounts, including the restatement of prior periods, reflect new methodology adopted to better estimate industry volume.

      New RJR Tobacco’s total domestic shipment volume increased 25.4% in the third quarter of 2004 from the third quarter of 2003 and 4.6% in the first nine months of 2004 from the first nine months of 2003. These increases reflect the impact of the business combination offset in part by the underlying declines in consumption, or retail sales to consumers.

      Shipments in the full-priced tier decreased to 61.2% of New RJR Tobacco’s total domestic shipments during the third quarter of 2004 as compared with 62.7% in the prior-year quarter. New RJR Tobacco’s full-price shipments were 63.5% and 61.5% of total shipments for the nine months ended September 30, 2004 and 2003, respectively. Industry full-price shipments as a percentage of total domestic shipments increased to 69.9% from 69.2% in the three months ended September 30, 2004 and 2003, respectively; and to 69.6% from 68.6% in the nine months ended September 30, 2004 and 2003, respectively.

      The shares of U.S. retail cigarette sales of New RJR Tobacco are presented as if the portfolio had been combined as of the beginning of the periods. The shares of RAI as a percentage of total share of

U.S. retail cigarette sales according to data1 from Information Resources, Inc./ Capstone Research Inc., collectively referred to as IRI, were:

	Three Months Ended

			Share		Share
	September 30,		Point	September 30,	Point
	2004	June 30, 2004	Change	2003	Change

New RJR Tobacco focus brands:
CAMEL exc. Regular	6.36%	6.26%	.10	5.91%	.45
KOOL	2.76%	2.77%	(.01)	2.90%	(.14)
SALEM	2.63%	2.58%	.05	2.65%	(.01)
PALL MALL Savings	1.57%	1.54%	.03	1.15%	.43

Total focus brands	13.32%	13.15%	.17	12.61%	.73
Total all other brands	17.43%	17.81%	(.38)	19.31%	(1.88)

New RJR Tobacco total domestic	30.75%	30.96%	(.21)	31.92%	(1.17)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by New RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because these organizations are not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

      New RJR Tobacco’s focus brands, CAMEL, KOOL, SALEM and PALL MALL, were the investment brands of the entities prior to the business combination transactions. The combined share of market on the investment brands during the third quarter of 2004 showed improvement over the preceding quarter and prior-year quarter. However, the decline in share of non-investment brands more than offset the gains on the investment brands.

      Share declines among the non-investment brands was driven by WINSTON, DORAL and private-label brands and resulted from a strategic decision in the second half of 2003 to optimize profitability on these brands. While New RJR Tobacco evaluates its brand-portfolio strategy, it will continue to implement the programs that were independently developed for the four investment brands prior to the business combination.

      New RJR Tobacco’s full-price share position of 18.57% of the market in the third quarter of 2004 declined 0.43 share points and 0.51 share points from the third quarter and first nine months of 2003, respectively. New RJR Tobacco’s savings share position of 12.18% of the market in the third quarter of 2004 declined 0.74 share points and 0.91 share points compared with the third quarter and first nine months of 2003, respectively.

      Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share in the third quarter of 2004 compared with the comparable 2003 quarter.

      Cost of products sold increased $325 million in the third quarter of 2004 from the third quarter of 2003, primarily due to the business combination. During the first nine months of 2004, cost of products sold increased $229 million from the prior-year period, primarily due to the business combination. MSA expenses are expected to remain relatively level through 2006, subject to adjustment for changes in volume and other factors. In addition, the cost of products sold in future periods is expected to be impacted by the federal tobacco quota buyout legislation, the amount and recognition of which has not yet been determined. For more information related to the MSA, see note 7 to condensed consolidated financial statements, and for more information related to the tobacco quota buyout legislation, see “— Governmental Activity.”

      Selling, general and administrative expenses increased $64 million from the prior-year quarter, primarily due to integration costs of $62 million and increased legal expenses, discussed below, related to the business combination. Increased costs due to the combined operations were mostly offset by efficiencies realized from restructuring initiatives in 2002 and 2003. Selling, general and administrative expenses decreased $58 million during the first nine months of 2004 compared with the prior-year period, primarily due to lower marketing expense, lower fixture amortization, lower legal expense and efficiencies offset in part by additional costs related to the business combination and $87 million integration costs. This net decrease was partially offset by a $33 million growers’ settlement in the first quarter of 2004.

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended September 30, 2004 and 2003, New RJR Tobacco’s product liability defense costs were $34 million and $29 million, respectively. For the nine-month periods ended September 30, 2004 and 2003, New RJR Tobacco’s product liability defense costs were $79 million and $108 million, respectively.

      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “— Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements:

•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.

      “Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to the Council for Tobacco Research — U.S.A., Inc. which funds are used primarily by the CTR to fund its legal defense costs.

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “— Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 7 to condensed consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2004. The decrease in product liability defense costs in the 2004 periods compared with the prior-year periods was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in 2004 periods compared with the prior-year periods.

      New RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in New RJR Tobacco’s pending cases and possible new cases, New

RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, does not expect that the variances in its product liability defense costs will be significantly different than they have been historically. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of New RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of New RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

      Amortization expense of $11 million was recorded in the third quarter 2004 related to intangibles acquired in the business combination.

      Restructuring and asset impairment charge adjustments of $7 million were recorded during the three-month period ended September 30, 2004, which, for the nine-month period ended September 30, 2004, resulted in net reversals of $25 million.

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charges	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(65)	—	(2)	(67)
Adjusted in 2004	(24)	—	—	(24)

Balance, September 30, 2004	$111	$—	$—	$111

      During 2003, in response to continuing challenges of an intensely competitive environment, due primarily to pricing pressures, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers, and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.

      After examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance, net of related benefits, of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004. During the second and third quarters of 2004, $10 million, or $6 million after tax and $7 million, or $4 million after tax, respectively, was reversed from the severance portion of the restructuring charge, reflecting less-than-expected workforce reductions, primarily in manufacturing.

      After the adjustments during the first nine months of 2004, the workforce reduction will be approximately 23%, or approximately 1,750 full-time employees, in operations and corporate functions. As of September 30, 2004, approximately 1,550 personnel have accepted severance agreements. The workforce reduction is expected to be substantially completed during the fourth quarter of 2004.

      The cash portion of the restructuring and asset impairment charges to date is approximately $235 million, of which $181 million relates to employee severance costs and $54 million relates to exit costs. As of September 30, 2004, $124 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments.

Cost savings related to the 2003 restructuring charges were $141 million during the first nine months of 2004, and are expected to be approximately $204 million during 2004 and $266 on an annualized basis thereafter. In the condensed consolidated balance sheet as of September 30, 2004, $49 million is included in other current liabilities and $62 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans.

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Utilized in 2004	(20)	—	—	(20)
Adjusted in 2004	(2)	—	—	(2)

Balance, September 30, 2004	$7	$—	$2	$9

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      During the first quarter of 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of September 30, 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 30, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $38 million of inventories, $47 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and New RJR Tobacco expects to complete the sale of the remaining business during the first half of 2005.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.

      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of September 30, 2004, $47 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. Cost savings related to the 2002 restructuring charge were $45 million during the nine months of 2004, and are expected to be $59 million in 2004 and thereafter. In the condensed consolidated balance sheet as of September 30, 2004, $5 million is included in other current liabilities and $4 million is included in other noncurrent liabilities.

      Interest and debt expense was $21 million and $62 million during the three- and nine-month periods ended September 30, 2004, respectively, a decrease of $4 million and $28 million from the respective comparable prior-year periods. The decrease from the prior-year periods is primarily due to a lower debt balance, and to a lesser extent, lower interest rates.

      Interest income was $7 million and $16 million for the three-and nine-month periods ended September 30, 2004, respectively, an increase of $1 million compared with the three-month period ended September 30, 2003, primarily due to a larger average cash balance. A decrease of $7 million compared with the nine-month period ended September 30, 2003, was due to lower average cash balances combined with lower interest rates in the current-year period.

      Other (income) expense, net was $1 million income for the third quarter of 2004, compared with expense of $2 million in the prior-year quarter. For the nine-month period ended September 30, 2004, other (income) expense, net was expense of $4 million compared with income of $4 million in the prior-year period primarily due to the receipt of $10 million in proceeds from a lease termination in the first quarter of 2003.

      Provision for income taxes was $43 million, or an effective rate of 12.9%, in the third quarter of 2004 compared with a $213 million benefit, or an effective rate of 5.8%, in the third quarter of 2003. The provision for income taxes during the first nine months of 2004 was $221 million, or an effective rate of 28.2%, compared with a $121 million benefit, or an effective rate of 3.5%, in the prior-year period. The 2004 periods were impacted mainly by the resolution of certain prior years’ tax matters that resulted in a reserve reduction and a reduction of income tax expense of $96 million, offset in part by state tax and certain non-deductible items. Additionally, this resolution is expected to result in tax favorability of $30 million during the fourth quarter of 2004. The 2003 periods were impacted by the non-deductible goodwill impairment and a tax resolution that resulted in reserve reduction and a reduction of income tax expense of $55 million in the third quarter.

      Gain on sale of discontinued businesses was $1 million during the nine-month period ended September 30, 2004, reflecting net settlements associated with the 1999 sale of the international business to Japan Tobacco, Inc.

      Extraordinary item was $49 million income during the nine-month period ended September 30, 2004, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that, when combined with RJR’s cash balance, will enable RJR to make its required debt-service payments, and to fund RAI to enable it to pay dividends to its shareholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, or accelerated declines in consumption, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements. Under the class-action settlement agreements with tobacco growers, New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of

B&W, has agreed to annually purchase a minimum of 90 million combined pounds of domestic green leaf flue cured and burley tobacco in each of the next 10 years, beginning with the 2004 crop year. New RJR Tobacco believes that this commitment, at market prices, will not be incremental to its previously anticipated leaf purchase needs. For further discussion of the tobacco growers’ settlements, see note 7 to condensed consolidated financial statements.

Cash Flows

      The following discussion includes the changes in balance sheet accounts excluding the amounts representing acquired assets and assumed liabilities.

      Net cash flows from operating activities were $489 million in the first nine months of 2004, compared with $607 million in the first nine months of 2003. This change is primarily due to the cash utilization of restructuring charges and funding of retirement benefits during 2004, partially offset by higher net income.

      Net cash flows from investing activities were $110 million in the first nine months of 2004, compared with $431 million in the prior-year period. This change is primarily due to $492 million of proceeds from the sale of short-term investments during the first nine months of 2003 and the net cash proceeds acquired in the 2004 business combination.

      Net cash flows used in financing activities were $304 million in the first nine months of 2004, compared with $1.1 billion in the prior-year period. This change is primarily due to $741 million repayment of long-term debt during the first nine months of 2003.

Stock Repurchases

      The following tables summarize stock repurchases by RJR from November 1999 through July 31, 2004, and by RAI from August 1 through September 30, 2004. RJR’s repurchases were made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. In April 2003, to increase financial flexibility, RJR indefinitely suspended repurchases under its $1.0 billion repurchase program authorized by the board of directors in February 2002. RJR also repurchased, and returned to treasury stock shares forfeited with respect to tax liability associated with certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan, referred to as the 1999 LTIP. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, were included in treasury stock in the condensed consolidated balance sheets prior to July 30, 2004.

      Due to RAI’s incorporation in North Carolina, concurrent with the completion of the business combination transactions, treasury shares held by RJR were cancelled. RAI has continued to repurchase and cancel shares forfeited with respect to the tax liability associated with certain option exercises and restricted stock vesting under the RAI Long-Term Incentive Plan, as successor to the 1999 LTIP. Additionally, to maintain B&W’s ownership levels, RAI is required to repurchase and cancel shares, dependent upon option exercises through June 2005.

Repurchases — 2004	Shares	Cost

		(in millions)
RJR
January	99,057	$6
February	23,041	1
March	1,174	—
April	4,448	—
May	15	—
June	1,001	—
July	282,399	20

RJR Total	411,135	27

RAI
August	73,943	6
September	156,918	10

RAI Total	230,861	16

	641,996	$43

Dividends

      On August 18, 2004, RAI’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was payable on October 1, 2004, to shareholders of record as of September 10, 2004. On an annualized basis, the dividend rate is $3.80 per common share. On August 18, 2004, RAI’s board of directors approved a policy that dividends be paid to the shareholders of RAI common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Capital Expenditures

      RAI’s operating subsidiaries’ capital expenditures were $50 million for the first nine months of 2004 compared with $35 million for the first nine months of 2003. New RJR Tobacco plans to spend an additional $50 million to $60 million for capital expenditures during the remainder of 2004, funded primarily by cash flows from operations. The estimated 2004 total amount includes $32 million capital expenditures that are expected to be incurred to integrate the operations of RJR Tobacco and the U.S. cigarette and tobacco business of B&W. New RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2004.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on July 30, 2004, and has a committed amount of $486 million through January 2007, provided that the guaranteed secured notes due May 15, 2006, in the amount of $500 million, are refinanced on or prior to February 13, 2006. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including New RJR Tobacco, and its parent, RAI, have guaranteed RJR’s obligations under the revolving credit facility and have pledged certain of their assets to secure their obligations under the facility. Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and Standard & Poor’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RAI and its subsidiaries have cash balances,

RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. At September 30, 2004, RJR had $26 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $460 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at September 30, 2004.

      RJR’s $1.45 billion guaranteed, secured notes, unlike RJR’s $139 million of other non-bank debt, are guaranteed by RJR’s material subsidiaries, including New RJR Tobacco, and its parent, RAI. Because RJR and the guarantors, including RAI, have pledged certain of their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, secured notes also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RAI and its subsidiaries.

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RAI and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

      RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by the indebtedness at September 30, 2004.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates, including RAI, or indemnitees, including B&W. In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco and $17.6 billion being assigned to B&W. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concluded proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. Although New RJR Tobacco remains confident in its bases for appeal in this case, New RJR Tobacco cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see “— Governmental Activity” and note 7 to condensed consolidated financial statements.

      Even though RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, or its affiliates or indemnities, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers, including B&W, entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 7 to condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on New RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1.5 billion and $1.4 billion during the nine-month periods ended September 30, 2004 and 2003, respectively, and were $1.8 billion, $2.5 billion and $2.4 billion in 2003, 2002 and 2001, respectively. New RJR Tobacco estimates these payments will be approximately $2.1 billion in 2004 and exceed $2.8 billion each year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by New RJR Tobacco, New RJR Tobacco’s market share and inflation. New RJR Tobacco records its allocation of ongoing settlement charges as products are shipped. New RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The marketing, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

      In addition, the U.S. Congress is considering or may consider during the remainder of 2004, legislation regarding:

•	regulation of the retail sale of cigarettes over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning of the delivery of cigarettes by the U.S. Postal Service;

Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.03 per pack in Kentucky to $2.46 per pack in Rhode Island. In 2004, cigarette excise taxes in seven states have increased, raising the weighted average state cigarette excise tax to $0.79. Additionally, November 2004 ballot referenda will determine cigarette excise tax increases in Colorado ($0.64), Montana ($1.00) and Oklahoma ($0.80).

      In December 2003, the California Environmental Protection Agency Air Resources Board issued a “Proposed Identification of Environmental Tobacco Smoke as a Toxic Air Contaminant” for public review. If environmental tobacco smoke is identified as a “toxic air contaminant,” the Air Resources Board is required to prepare a report assessing the need and appropriate degree of control of environmental tobacco smoke. New RJR Tobacco cannot predict the form any future California regulation may take.

      Several states have enacted or have proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In September 2003, the Massachusetts Department of Public Health announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients-reporting requirement. (The U.S. Court of Appeals for the Second Circuit previously affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. Because MDPH withdrew its notice for a public hearing in November 2003, it is impossible to predict the final form any new regulations will take or the effect they will have on the business or results of operations of New RJR Tobacco.

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that required all cigarettes offered for sale in New York state after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. Certain design and manufacturing changes were necessary for cigarettes manufactured for sale in New York to comply with the standard. Similar legislation is being considered in other states. Varying standards from state to state could have an adverse effect on the business or results of operations of New RJR Tobacco.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale. Consequently, a domestic “gray market” has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes New RJR Tobacco manufactures for domestic sale. The U.S. federal government and all states, except Massachusetts, have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

      Forty-four states have passed, and various other states are considering, legislation to ensure nonparticipating manufacturers, referred to as NPMs, under the MSA are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state. Early efforts to enact legislation, from 2001 to early 2002, resulted in a range of NPM laws, some containing only minimal requirements. However, once the National Association of Attorneys General, referred to as NAAG, became involved in the legislative initiative, model “complementary” NPM language was developed and introduced in the states where either no NPM laws existed or where existing laws needed to be amended to bring them in line with the model language.

      Additionally, 36 states have enacted, and several other states are considering, legislation that closes a loophole in the MSA. The loophole allows nonparticipating manufacturers to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts. The United States District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.

      Finally, Alaska, Michigan, Minnesota and Utah have enacted “equity assessments” on NPMs’ products. The Alaska equity assessment of $0.25 per pack will be effective January 1, 2005. This legislative initiative has not been endorsed by NAAG.

      Collectively, these forms of NPM legislation attempt to address some of the competitive inequities in the domestic cigarette market that benefit cigarette manufacturers that are not parties to the MSA.

      Thirty-one states have passed, and several additional states are considering, statutes limiting the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six jurisdictions, Connecticut, Maine, Massachusetts, New Hampshire, Vermont and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.

      Tobacco leaf is an agricultural product that has been subject to U.S. Government production controls and price supports. On October 11, 2004, four days after passage by the U.S. House of Representatives, the U.S. Senate passed the conference report for H.R. 4520 that included a manufacturer funded buyout of existing quota holders under the federal tobacco price support program and a “transitional payment” to active tobacco growers. In addition, the legislation eliminates the tobacco quota and price support programs. The legislation was signed by the President and became effective on October 22, 2004.

      The funding mechanism for the buyout is a direct assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout is approximately $10.1 billion, payable over 10 years, and cigarette manufacturers are responsible for 96.3% of the total. New RJR Tobacco estimates that its overall share will approximate $2.4 billion to $2.9 billion prior to deducting permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program. New RJR Tobacco has not yet determined the impact of the buyout on its financial condition or results of operations. The House-Senate conference rejected several attempts by the Senate conferees to include in the final conference report language giving the U.S. Food and Drug Administration regulatory authority over tobacco products.

      On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. Although the United States delegate to the World Health Organization Assembly voted for the treaty, it is not known whether the treaty will be signed by the President and sent to the United States Senate for ratification. Ratification of the treaty by the United States Senate could lead to broader regulation of the industry.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on New RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on New RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RAI, its affiliates, including New RJR Tobacco, or indemnitees, including B&W, see “— Litigation Affecting the Cigarette Industry,” “— ERISA Litigation” and “— Environmental Matters” in note 7 to condensed consolidated financial statements.

Environmental Matters

      RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. RAI and its subsidiaries have been engaged in a continuing program to assure compliance with these environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business or financial condition of RAI or its subsidiaries.

      For further discussion of environmental matters, see “— Environmental Matters” in note 7 to condensed consolidated financial statements.

Other Contingencies

      In connection with the business combination of Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and New RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or any of its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against either or both of RAI and New RJR Tobacco could have an adverse effect on either or both of RAI and New RJR Tobacco.

      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco Holdings Inc. from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.

      In connection with Philip Morris’s acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement and tax sharing agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc., referred to as JTI, on May 12, 1999, RJR and RJR Tobacco agreed to indemnify JTI against:

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that JTI or any of its affiliates, including the acquired entities, may incur after the sale with respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by JTI or any of its affiliates arising out of certain activities of Northern Brands.

On August 16, 2004, New RJR Tobacco, as successor to RJR Tobacco, received written notice from JTI under these indemnification provisions that the Quebec Ministry of Revenue had (1) issued a tax assessment for alleged unpaid duties, penalties and interest in an amount of approximately $1.36 billion

(Canadian) against JTI-Macdonald, Corp., a former affiliate of Northern Brands, (2) issued an order for the immediate payment of that amount and (3) obtained an ex parte judgment to enforce the payment of that amount. New RJR Tobacco and JTI disagree as to whether the current circumstances give rise to any indemnification obligation by New RJR Tobacco. Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and New RJR Tobacco.

      New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, Santa Fe and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. New RJR Tobacco and Santa Fe believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of having manufactured those products.

      For further information related to the Northern Brands and related litigation and these guarantees, including probability and estimates of loss, see note 7 to condensed consolidated financial statements.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

Cautionary Information Regarding Forward-Looking Statements

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and the growth of deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs;

•	the ability to realize the benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	any potential costs or savings associated with realigning the cost structure of RAI and its subsidiaries;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the rating of RJR’s securities; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.

      Due to these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment, as well as obligations for, and service agreements related to, foreign operations denominated in euros and British pounds. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at September 30, 2004.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      For a discussion of the litigation and legal proceedings pending against RAI and its subsidiaries, including New RJR Tobacco, as successor to RJR Tobacco and the U.S. cigarette and tobacco business of B&W, and its indemnitees, including B&W, see note 7 to condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I — Financial Information.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

2.1	Business Combination Agreement, dated as of October 27, 2003, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated October 29, 2003).
2.2	Amendment No. 1, dated as of January 9, 2004, to the Business Combination Agreement dated as of October 27, 2003, by and between R.J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 2.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
2.3	Amendment No. 2, dated as of June 15, 2004, to the Business Combination Agreement, dated as of October 27, 2003, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 2.3 to Registrant’s Form 8-K dated July 30, 2004).
2.4	Amendment to Business Combination Agreement and Disclosure Schedule, dated July 30, 2004, by Brown & Williamson Tobacco Corporation, and accepted and agreed to by R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated July 30, 2004).
2.5	Joinder Agreement, dated as of January 9, 2004, among Reynolds American Inc., Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.5 to Registrant’s Form 8-K dated July 30, 2004).
2.6	Lane Stock Purchase Agreement, dated as of October 27, 2003, by and among R.J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 99.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated October 29, 2003).
2.7	Amendment No. 1, dated as of January 9, 2004, to Lane Stock Purchase Agreement dated as of October 27, 2003, by and among R.J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 2.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
2.8	Joinder Agreement, dated as of January 9, 2004, among American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc., R.J. Reynolds Tobacco Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 2.8 to Registrant’s Form 8-K dated July 30, 2004).
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed July 29, 2004).
3.2	Amended and Restated Bylaws of Reynolds American Inc. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-A filed July 29, 2004).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Registrant’s Form 8-A filed July 29, 2004).

Exhibit
Number	Description

4.2	Third Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated July 30, 2004).
4.3	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition, GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated July 30, 2004).
10.1	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation, Brown & Williamson U.S.A., Inc. (nka R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 30, 2004).
10.2	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated July 30, 2004).
10.3	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated July 30, 2004).
10.4	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated July 30, 2004).
10.5	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated July 30, 2004).
10.6	Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated July 30, 2004).
10.7	Fourth Amended and Restated Subsidiary Guaranty, by R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC and BWT Brands, Inc. to the creditors defined therein, issued in connection with the Third Amended and Restated Credit Agreement dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K dated July 30, 2004).
10.8	Amended and Restated Security Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K dated July 30, 2004).
10.9	Amended and Restated Pledge Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K dated July 30, 2004).
10.10	Mortgage, Security Agreement, Assignment of Leases, Rents and Rights, Financing Statement and Fixture Filing (South Carolina), made by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Mortgagee (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K dated July 30, 2004).

Exhibit
Number	Description

10.11	Deed to Secure Debt, Security Agreement and Assignment of Leases, Rents and Rights (Georgia), made by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Grantee (incorporated by reference to Exhibit 10.11 to Registrant’s Form 8-K dated July 30, 2004).
10.12	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.12 to Registrant’s Form 8-K dated July 30, 2004).
10.13	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K dated July 30, 2004).
10.14	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.14 to Registrant’s Form 8-K dated July 30, 2004).
10.15	Equity Incentive Award Plan for Directors of Reynolds American Inc. and Subsidiaries, referred to as the EIAP.
10.16	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 30, 2004).
10.17	Deferred Compensation Plan for Directors of Reynolds American Inc.
10.18	Reynolds American Inc. Long-Term Incentive Plan.
10.19	Form of Performance Share Agreement dated August 31, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 31, 2004).
10.20	Form of Amendment No. 1 to Performance Unit Agreement dated October 7, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated October 7, 2003).
10.21	Performance Unit Agreement dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated October 7, 2003).
10.22	Offer of Employment Letter dated July 29, 2004 by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004.
10.23	Letter Agreement regarding Severance Benefits and Change of Control Protections dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated October 7, 2003).
10.24	Offer of Employment Letter dated July 29, 2004 by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2003 and for the nine months ended September 30, 2004.
31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	RAI filed a Current Report on Form 8-K, dated July 30, 2004, announcing the completion of the acquisition and combination of the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, with R.J. Reynolds Tobacco Company.

(2)	RAI filed a Current Report on Form 8-K, dated July 30, 2004, disclosing the acquisition of the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, by R.J. Reynolds Tobacco Holdings, Inc.

(3)	RJR furnished a Current Report on Form 8-K, dated August 2, 2004, announcing earnings for the second quarter of 2004.

(4)	RAI filed a Current Report on Form 8-K, dated August 31, 2004, disclosing its grant of performance shares to participants, including certain executive officers, in the Reynolds American Inc. Long-Term Incentive Plan.

(5)	RAI furnished a Current Report on Form 8-K, dated September 15, 2004, announcing earnings guidance for 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: November 5, 2004