Form 10-K
period 2004-12-31
REYNOLDS AMERICAN INC
filed 2005-03-09
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
               (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
(336) 741-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered

Common stock, par value $.0001 per share	New York	Rights to Purchase Series A Junior Participating Preferred Stock	New York
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
     The aggregate market value of common stock held by non-affiliates of Reynolds American Inc., on August 2, 2004 was approximately $6.3 billion, based on the closing price of $74.30. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.
     Shares of the registrant’s common stock were not traded on June 30, 2004, the last business day of the registrant’s second fiscal quarter in 2004. The amount shown is based on the closing sale price on the New York Stock Exchange on August 2, 2004, the first day of trading for Reynolds American Inc.’s common stock.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 11, 2005: 147,398,768 shares of common stock, par value $.0001 per share.
Documents Incorporated by Reference:
     Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 24, 2005, are incorporated by reference into Part III of this report.

PART I
Item 1. Business
      Reynolds American Inc. was incorporated as a holding company in the state of North Carolina on January 5, 2004, and is listed on the NYSE under the symbol RAI. RAI was created to facilitate the transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R. J. Reynolds Tobacco Holdings, Inc., referred to as RJR.
      References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company. Concurrent with the completion of the combination transactions, RJR Tobacco became a North Carolina corporation, and an indirect, wholly owned operating subsidiary of RAI.
      Upon completion of the combination transactions on July 30, 2004, B&W owned 61,952,762 shares, or 42%, of RAI’s outstanding common stock. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share, based on the average closing price of RJR common stock during the five-day period beginning two days before and ending two days after the announcement on October 23, 2003, of the combination transactions. Previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, on a one-for-one basis, resulting in their ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of the B&W net assets by RJR for financial accounting purposes.
      As part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the Master Settlement Agreement, referred to as the MSA, and related agreements. The minimum working capital requirement, as defined in the combination transactions, was met and no additional cash was required. RJR Tobacco, and in certain instances, RAI, have agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RJR Tobacco at closing.
      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane Limited, referred to as Lane. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use DUNHILL and other BAT trademarks outside the United States.
      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent operating subsidiaries of RAI.
      RAI believes that the combination transactions will provide significant efficiencies and enhance RJR Tobacco’s ability to compete effectively in the U.S. market. The merger is expected to be accretive to earnings and provide value and return to RAI’s shareholders. Full integration of the two companies is expected to take 18 to 24 months after closing and to result in approximately $600 million in annualized savings, including headcount reductions and operations consolidation, when compared with a separate entity basis.

      The headquarters and operations of each of RAI and RJR Tobacco are located in Winston-Salem, North Carolina.
      RAI’s Internet web site address is www.reynoldsamerican.com. RAI and RJR’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through RAI’s web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. RAI’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
      RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2004. Those brands, and its other brands, including PALL MALL, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. In September 2003, RJR announced a shift in its brand-portfolio strategy to focus on improving profitability through emphasis on two of its cigarette brands, CAMEL and SALEM. Concurrently, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a significant workforce reduction, as well as asset impairments and associated exit activities.
      Since the business combination, RJR Tobacco has developed a new brand portfolio strategy, which took effect at the beginning of 2005. The new strategy establishes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which will receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, and will receive limited support in an effort to optimize profitability. The remaining non-support brands will be managed to maximize short-term profitability.
      Prior to June 1999, RJR was a subsidiary of Nabisco Group Holdings Corp., which was a public company listed on the NYSE under the symbol NGH. In May 1999, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc. Additionally, RJR transferred $1.6 billion in cash proceeds, together with its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders. Shares of RJR common stock began trading separately on June 15, 1999.
      On December 11, 2000, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash. RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate. Net cash proceeds to RJR Acquisition Corp. were $1.6 billion, after transaction costs and payments to NGH stockholders.
      On January 16, 2002, RJR acquired all of the voting stock of privately held Santa Fe for $354 million. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, primarily in the United States. Although Santa Fe is an operating segment of RAI, its financial condition and results of operations do not meet the materiality criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.
      On July 16, 2002, RJR acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, initially marketed its products in France, Spain, the Canary Islands and Italy and expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture. This investment is accounted for using the equity method.
      R. J. Reynolds Global Products, Inc., referred to as GPI, manufactures and exports cigarettes to U.S. territories, U.S. Duty Free and overseas military and manages a contract manufacturing business. A major part of the contract manufacturing business was acquired through the business combination and includes sales to BAT affiliates in various foreign countries.
      RAI believes that the acquisitions of NGH and Santa Fe, and the joint venture with Gallaher Group Plc, have provided meaningful opportunities for RAI to build shareholder value. The acquisition of NGH provided $1.5 billion of net cash proceeds to RJR, which has funded share repurchase programs and the acquisition of Santa Fe. Santa Fe’s approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands, and the acquisition was originated in order to enhance RAI’s consolidated earnings. The joint venture provides RAI an opportunity to compete in the growing international American-blend market, and became accretive to earnings in 2004.
Industry Overview
      RAI’s operating subsidiaries primarily conduct business in the highly competitive U.S. market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand is expected to continue to decline over time.
      U.S. cigarette shipments as tracked by Management Science Associates, Inc., referred to as MSAi, decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000, declined 3.2% in 2001, 3.7% in 2002, and 5.1% in 2003. In 2004, shipments declined 1.8% to 393.9 billion units. From December 1999 to December 2004, wholesale cigarette prices of the major manufacturers for full-price brands increased $0.64 per pack overall. The average wholesale list price of a pack of RJR Tobacco’s full-price brands was $2.75 at December 31, 2004, and $2.76 at each of December 31, 2002 and 2003.
      Profitability of the U.S. cigarette industry and RAI continues to be adversely impacted by increases in state excise taxes, competitive promotional spending and deep-discount brand growth.
Competition
      RAI’s operating subsidiaries’ primary competitors include Philip Morris USA Inc., a subsidiary of Altria Group, Inc., Lorillard Tobacco Company, an indirect subsidiary of the Loews Corporation, and manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. From 1998 through 2002, the premium or full price tier was negatively impacted by widening price gaps between those brands and the deep-discount brands. In 2003 and 2004, the price gap remained relatively level. For further discussion, see “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — Overview and Business Initiatives” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
      Based on data collected by Information Resources Inc./ Capstone Research, Inc., referred to as IRI, during 2004, 2003 and 2002, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 50.00%, 49.37% and 49.35%, respectively. During these same years, the combined share of RJR Tobacco and B&W was 30.82%, 32.09% and 32.98%, respectively, and the remaining participants held lesser shares.
      Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI. These two organizations are the primary sources of data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RAI primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being precise measurements of actual market share because IRI is not able to effectively track the volume of all deep-discount brands. RAI believes that deep-discount brands made by small manufacturers have a combined market share of approximately 15% of U.S. industry unit sales. Accordingly, the retail share of market of RAI’s operating subsidiaries and its brands as reported by IRI may overstate their actual market share.

      Over time, competition between brands has been based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve a brand’s market position or to introduce a new brand.
      Historically, major manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, since the MSA was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. This growth was driven by their significantly lower prices due to cost advantages, including lower MSA payments. The growth in market share of the deep-discount brands since the MSA was signed in 1998, has had, and will continue to have, an adverse impact on the profitability of the remaining industry participants. For further information regarding the adverse impact of price increases on RJR Tobacco’s sales volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7.
Strategy
      RAI will focus on delivering sustainable earnings growth and building long-term shareholder value. To this end, RAI expects its activities and initiatives to be driven by the strategic platforms of long-term market share growth and productivity enhancement for its key tobacco operating subsidiaries, while maintaining high standards of corporate governance and business conduct.
Marketing
      RAI’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing includes list price changes, discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” The cost of free product promotions is recorded in cost of goods sold. Consumer coupons are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail.
      RJR Tobacco provides trade incentives through trade terms, wholesale partner programs and retail incentives. Trade discounts are provided to wholesalers based on compliance with certain terms. The wholesale partner programs provide incentives to RJR Tobacco’s direct buying customers based on performance levels. Retail incentives are paid to the retailer based on compliance with RJR Tobacco’s contract terms. During the fourth quarter of 2003, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures and transferred ownership of the fixtures to the cigarette retailers. For further information about pricing, net of discounting and promotional costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7.
      In September 2003, RJR announced a refocused brand portfolio strategy for RJR Tobacco and significant cost reduction initiatives. Marketing investments focused on two growth brands, CAMEL and SALEM, with more limited investments being made in WINSTON and DORAL, to optimize profitability.
      Since the business combination, RJR Tobacco has developed a new brand portfolio strategy, which took effect at the beginning of 2005. The new strategy establishes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which will receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, and will receive limited support in an effort to optimize profitability. The remaining non-support brands will be managed to maximize short-term profitability with no marketing support.
      During 2004, CAMEL’s filtered styles continued to grow based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. Initiatives launched in prior years to actively market CAMEL’s three distinct product families — Classic, Turkish and Exotic Blends — also contributed to the brand’s performance in 2004.
      KOOL’s 2001 repositioning has strengthened its appeal among adult menthol smokers and provides potential for future growth. KOOL experienced some softness during mid-year 2004 due to increased competition in the menthol category, but improved its performance in the fourth quarter, and its share was relatively stable for the full year.
      The combined share of market on the investment brands during 2004 showed improvement over 2003. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. This decline was partially driven by RJR Tobacco’s strategic shifts in 2003 on WINSTON, DORAL and private label brands. SALEM’s share was relatively stable in 2004, reflecting results of its 2003 repositioning, and PALL MALL savings has increased share attributable to increased consumer acceptance and its savings brand price position.
      RJR Tobacco expects, that over time, this focused portfolio strategy will result in growth in total company share, as gains on investment brands offset declines among other brands.
      During April and May of 2003, RJR Tobacco expanded the distribution of ECLIPSE to 7-Eleven and Circle-K stores across the country. ECLIPSE was expanded into additional retail chains in June 2003, with the goal of making the brand more conveniently available to adult smokers. The expansion is being supported by a cost-efficient marketing plan that includes limited print advertising, point-of-sale and direct-marketing efforts. ECLIPSE is a cigarette that primarily heats rather than burns tobacco.
      Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising and the testing and introduction of new cigarette products. The MSA and other federal, state and local laws restrict utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes. RAI’s operating subsidiaries continue to use advertisements in magazines where the vast majority of readers are adults 18 years of age or older, direct mailings to age-verified adult smokers and other means to market its brands and enhance their appeal among adult smokers. RAI’s operating subsidiaries continue to advertise and promote at retail cigarette locations and in adult venues where permitted. See note 2 to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information, including advertising expense.
      During the year, Santa Fe’s NATURAL AMERICAN SPIRIT brand grew share and volume, demonstrating the strength of the brand’s equity and premium positioning. Lane grew its volume in the roll-your-own category, as well as increased volume for DUNHILL, its primary cigarette brand.
Manufacturing and Distribution
      RJR Tobacco owns cigarette manufacturing facilities, two of which are located in the Winston-Salem, North Carolina area: Tobaccoville, a two-million square-foot facility constructed in 1985; and the Whitaker Park complex, which includes a one-and-one-half-million square-foot plant, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. These facilities are pledged as security for RJR Tobacco’s obligations as guarantor under RJR’s revolving credit facility and RJR’s $1.45 billion guaranteed, secured notes. For further information related to pledged security, see “Management’s Discussion and Analysis — Liquidity and Financial Condition — Debt” in Item 7 and notes 9 and 12 to consolidated financial statements. As a result of the business combination, RJR Tobacco also owns the former B&W manufacturing facility in Macon, Georgia. RJR Tobacco expects to close the one-and-one-half million square-foot Macon plant after a transition period of approximately 24 months from the completion of the combination transactions. RJR Tobacco has a combined production capacity of approximately 200 billion cigarettes per year, and believes its cigarette manufacturing facilities are technologically advanced.

      RJR Tobacco sells its cigarettes primarily to distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2004 or 2003.
      Sales made by RJR Tobacco to McLane Company, Inc., a distributor to, and former affiliate of, Wal-Mart Stores, Inc., comprised 27%, 31% and 26% of RAI’s consolidated revenue in 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of RAI’s revenue during those years. RJR Tobacco has a good relationship with McLane. RJR Tobacco’s sales to McLane are not governed by any written supply contract; however, McLane and RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes McLane’s inventory to manage the supply and level of McLane’s inventory. McLane and RJR Tobacco also are parties to certain contracts in which consideration is based on McLane’s compliance with specified performance levels and incentive terms.
Raw Materials
      In its production of cigarettes, RJR Tobacco uses U.S. and foreign burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey and Greece. RJR Tobacco believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.
      RJR Tobacco primarily purchases the majority of its U.S. flue-cured and burley leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. RJR Tobacco believes the relationship with its suppliers is good.
      On October 22, 2004, the President signed legislation eliminating the U.S. government tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout is approximately $10.1 billion, payable over ten years, and cigarette manufacturers are responsible for 96.3% of the total. RJR Tobacco estimates that its overall share will approximate $2.4 billion to $2.9 billion, subject to certain adjustments.
      In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that bases tariffs on import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995.
      Under the terms of settlement agreements with flue-cured and burley tobacco growers and quota holders in connection with the DeLoach class action litigation, RJR Tobacco is required, among other things, to purchase minimum amounts of U.S. flue-cured and burley tobacco, subject to adjustment based on its annual total requirements for each type of tobacco. For additional information related to the DeLoach case, see “— Litigation Affecting the Cigarette Industry — Antitrust Cases.”
Research and Development
      RJR Tobacco’s research and development activities are located in its Bowman Gray Technical Center in its Whitaker Park complex. The activities of the former B&W research and development center in Macon have been integrated with the Bowman Gray Technical Center. Scientists and engineers at this facility continue to work to create more efficient methods of preparing tobacco blends, as well as develop product enhancements, new products and packaging innovations. A focus for research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as reducing risks to health. RJR Tobacco’s research and development expense for the years ended December 31, 2004, 2003 and 2002 was $48 million, $54 million and $63 million, respectively.
Intellectual Property
      RAI’s operating subsidiaries own or have the right to use numerous trademarks, including the brand names of their cigarettes and the distinctive elements of their packaging and displays. RAI’s operating subsidiaries’ material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as RAI’s subsidiaries continue to use the trademarks. The operating subsidiaries consider the distinctive blends and recipes used to make each of their brands to be trade secrets. These trade secrets are not patented.
      In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to Japan Tobacco Inc. The sale agreement granted Japan Tobacco Inc. the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also generally prohibits Japan Tobacco Inc. and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States.
      In addition to intellectual property rights it directly owns, RJR Tobacco has certain rights with respect to BAT intellectual property that were available for use by B&W prior to the completion of the combination transactions.
Legislation and Other Matters Affecting the Cigarette Industry
      The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	ban the sale of “flavored” cigarette brands;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
      In addition, in 2005, the U.S. Congress may consider legislation regarding:

•	further increases in the federal excise tax;

•	regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration;

•	amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of cigarettes over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning the delivery of cigarettes by the U.S. Postal Service.
      Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales. For further discussion of the regulatory and legislative environment applicable to the cigarette business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Item 7.

Litigation Affecting the Cigarette Industry
Overview
      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco, cases brought against both RJR Tobacco and B&W, and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See note 1 to consolidated financial statements for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
      During the fourth quarter of 2004, seven new cases were served against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. On December 31, 2004, there were 1,333 cases (including approximately 1,020 individual smoker cases pending in West Virginia state court as a consolidated action) pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,592 on December 31, 2003, pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W), and 1,650 on December 31, 2002, also pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W).
      As of February 11, 2005, 1,340 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees, including B&W: 1,324 in the United States; 11 in Puerto Rico; one in Israel; three in Canada and one in the Virgin Islands. Of the 1,340 total cases, 50 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,662 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 11, 2005, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of February 11, 2005:

	Number of
State	U.S. Cases

West Virginia	1,024	*
Florida	84
Mississippi	51
New York	31
Louisiana	24
Maryland	22
California	17
Alabama	13
Illinois	9
Missouri	9
District of Columbia	5
Pennsylvania	5
Washington	5
Georgia	4
Connecticut	3
Tennessee	3
Texas	3
Michigan	2
Minnesota	2
Arkansas	1
Kansas	1
Massachusetts	1
North Carolina	1
New Mexico	1
Ohio	1
Oregon	1
South Dakota	1

*	1,020 of the 1,024 cases are pending as a consolidated action.
      Of the 1,324 pending U.S. cases, 58 are pending in federal court, 1,265 in state court and one in tribal court.
      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of February 11, 2005, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees, including B&W, as of October 15, 2004, as reported in RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004, and a cross-reference to the discussion of each case type.

		Change in
	RJR Tobacco’s	Number of
	Case Numbers as	Cases Since
	of February 11,	October 15,	Page
Case Type	2005	2004	Reference

Individual Smoking and Health	1,280	+17	19
Flight Attendant — ETS (Broin II)	2,662	-29	22
Class-Action	20	+2	22
Governmental Health-Care Cost Recovery	5	-1	27
Other Health-Care Cost Recovery and Aggregated Claims	3	-1	31
Master Settlement Agreement — Enforcement and Validity	1	-2	32
Asbestos Contribution	1	-2	34
Antitrust	6	No Change	35
Other Litigation	8	No Change	37
      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.
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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.5 billion, $1.8 billion and $2.0 billion in 2002, 2003 and 2004, respectively. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates these payments will exceed $2.6 billion in 2005, will exceed $2.5 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

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
      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RAI and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, other than the Boerner case described below under “— Individual Smoking and Health Cases,” RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco, and their respective affiliates and indemnitees, including B&W, have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its respective affiliates believe that their successful defense of tobacco-related litigation in the past will continue in the future. Therefore, other than in regards to the Boerner case, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements.
      RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, have not settled, and currently RJR Tobacco and its affiliates, including RAI, do not intend to settle any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RAI, to vigorously defend all tobacco-related litigation claims.
      The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Class-Action Suits.”

The DeLoach antitrust case, discussed below under “— Antitrust Cases,” and certain MSA enforcement actions, discussed below under
“— MSA-Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
      The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under
“— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”
      The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W. Although RJR Tobacco, B&W and certain of their respective affiliates continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute. Trial in that case began September 22, 2004. On February 4, 2005, the United States Court of Appeals for the District of Columbia held that disgorgement of profits is not an available remedy under the federal civil RICO statute. The government was seeking $280 billion in disgorgement. The defense case is expected to begin in March 2005.
      Similarly, the other cases settled by RJR Tobacco can be readily distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.
      The DeLoach case, discussed below under “— Antitrust Cases,” was a unique antitrust case brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against RJR

Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.
      Finally, as discussed under “— MSA — Enforcement and Validity”, RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the defendants. Accordingly, future MSA enforcement actions will be reviewed by RJR Tobacco on their own merits and should not be affected by the settlement of prior MSA enforcement cases.
      Following is a description of the material pending tobacco-related litigation to which RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, are subject. Even though RAI’s management continues to conclude that, other than the Boerner case, the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to RJR Tobacco and its affiliates, including RAI, and its indemnitees, including B&W, in tobacco-related litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “— Cautionary Statement Concerning Tobacco-Related Litigation,” below.
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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2005. The following table lists the trial schedule, as of February 11, 2005, for RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, through December 31, 2005.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Ongoing]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
January 31, 2005 [Ongoing]	Rose v. American Tobacco Co. [Individual]	RJR Tobacco, B&W	Supreme Court, New York County (New York, NY)
March 15, 2005	Ramos v. Philip Morris, Inc. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
March 16, 2005	Nieves Rodriguez v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
March 18, 2005	In re West Virginia Personal Injury Cases [IPIC] [Individual-Consolidated]	RJR Tobacco, B&W	Circuit Court, Ohio County (Wheeling, WV)
April 25, 2005	Swaty v. Philip Morris Inc. [Flight Attendant-ETS (Broin II)]	RJR Tobacco, B&W	Circuit Court Dade County (Miami, FL)
May 16, 2005	De Jesus Rivera v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	United States District Court (San Juan, Puerto Rico)
June 1, 2005	Rosen v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Supreme Court, Nassau County (Mineola, NY)
June 1, 2005	Smith Wholesale Co., Inc. v. R.J. Reynolds Tobacco Co. [Antitrust]	RJR Tobacco	United States District Court, Eastern District (Greenville, TN)
June 13, 2005	Torres-Rivera v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	Superior Court, Court of First Instance (San Juan, Puerto Rico)
July 5, 2005	Nelson v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court, Hillsborough County (Tampa, FL)
September 1, 2005	Gerrity v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (Hartford, CT)
September 12, 2005	Valle Ortiz v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
September 15, 2005	Beckman v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Circuit Court, Jackson County (Independence, MO)
September 19, 2005	Barriere v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	United States District Court, Eastern District (New Orleans, LA)
November 14, 2005	Schwab [McLaughlin] v. Philip Morris USA, Inc. [Class Action]	RJR Tobacco, B&W	United States District Court, Eastern District (Brooklyn, NY)
December 12, 2005	Ruiz Diaz v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, Nabisco Group Holdings	United States District Court (San Juan, Puerto Rico)

     Trial Results. Since January 1, 1999, 47 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 31 of the 47 cases. Four of the cases resulted in mistrials. Of the 31 RJR Tobacco and B&W wins, eight were tried in Florida, three were tried in each of California, Missouri and Tennessee, two were tried in each of Mississippi, New York and Ohio, and one was tried in each of Connecticut, Louisiana, New Jersey, Pennsylvania, South Carolina, Texas and West Virginia. One case was tried in Puerto Rico.
      There were no cases tried in the first quarter of 2004 in which RJR Tobacco was a defendant. In the second quarter of 2004, in phase II of the Scott v. American Tobacco Co. trial, a Louisiana state court jury returned a verdict on May 21, 2004, in the amount of $591 million against the defendants, including RJR Tobacco and B&W. In the fourth quarter of 2004, a federal district court jury in Missouri returned a unanimous verdict in favor of B&W in Mash v. Brown & Williamson Tobacco Corp. on October 1, 2004. Most recently, on February 1 and 2, 2005, a Missouri state court jury returned a compensatory damage verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W.
      The following chart reflects the verdicts and post-trial developments in the cases that have been tried since January 1, 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both. In addition, RJR Tobacco has been fined $14.8 million in a lawsuit filed by the Attorney General of California, discussed below under “— Other Litigation and Developments.” RJR Tobacco is appealing the California case.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004.

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. The Florida Supreme Court has not ruled.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 19, 2004, the New York court determined that such third- party claims are too remote. Accordingly, the court did not need to answer the second question. On December 22, 2004, the U.S. Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals. On September 5, 2003, RJR Tobacco petitioned the Florida Supreme Court to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court denied the petition. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the United States Court of Appeals for the Tenth Circuit unanimously reversed the fraudulent concealment verdict in favor of the plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court, by a 2-1 vote, affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages for loss of consortium to $125,000. Final judgment will be entered only if the Engle appeal is resolved in favor of the class, so the time to appeal has not yet begun to run.

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000.	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court also ordered the trial court to enter a judgment finding the tobacco defendants jointly and severally liable. On January 14, 2005, the defendants filed a petition for rehearing.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.

April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $830,000 in fees to the plaintiff’s attorneys.	On April 3, 2003, a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was 40% at fault and the plaintiff was 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The court also entered judgment in favor of the plaintiff for $870,000 for attorney’s fees and costs. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Second District Court of Appeal rejected the appeal in a per curiam decision (that is, without any opinion). The defendants’ petition for rehearing was denied on October 14, 2004. On October 29, 2004, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment and paid the plaintiff approximately $1.2 million.

May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the United States Court of Appeals for the Eighth Circuit affirmed the trial court’s May 2003 judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	Final judgment entered on November 14, 2003. The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals for the Western District on March 8, 2004.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to CTR (decreased from $6 million) and $500,000 to TI (decreased from $6 million). On January 25, 2005, B&W noticed an appeal to the Supreme Court of the State of New York, Appellate Division, Second Department.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, Lorillard Inc. and The Tobacco Institute.	On July 28, 2003, the jury rejected the class’s claim for medical monitoring in phase I of the trial, but found that smoking cessation programs exist and have clinical value. On May 21, 2004, in phase II, the jury returned a verdict in the amount of approximately $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the court upheld the jury’s verdict and entered final judgment. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. The appellate process is just beginning.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; $20 million in punitive damages	On February 1, 2005, a Missouri state court jury returned a split verdict, finding in favor of B&W on two counts: fraudulent concealment and conspiracy, and in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages, however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award is reduced to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. Post-trial motions will be filed within the appropriate time.
      Additionally, since January 1, 1999, verdicts have been returned in 16 tobacco-related cases in which RJR Tobacco, B&W, or their respective affiliates, including RJR, were not defendants. Verdicts were returned in favor of the defendants in eight cases — two in Florida, and one in each of California, New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in eight cases, three in California, two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. These decisions had a favorable impact on Whiteley v. Raybestos-Manhattan, Inc., and RJR Tobacco believes that these decisions should have a favorable impact on other California cases, both at the trial court level and on appeal.
Individual Smoking and Health Cases
      As of February 11, 2005, 1,280 individual cases, including approximately 1,020 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,280 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

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
      In Kenyon v. R. J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court issued an order denying the petition and explained that a written opinion will follow. The Florida Supreme Court issued its written opinion on September 2, 2004. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004.
      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed as a defendant by the plaintiffs on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. On February 9, 2005, the Tenth Circuit unanimously reversed the verdict in favor of the plaintiff for fraudulent concealment and therefore reversed the dependent award of punitive damages in its entirety. The appeals court, by a 2-1 vote, affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award.
      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of the two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the United States Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.
      On April 3, 2003, in Eastman v. Brown & Williamson Tobacco Corp., a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris 40% at fault and the plaintiff 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The court also entered judgment in favor of the plaintiff for $870,000 for attorneys’ fees and costs. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Second District Court of Appeal rejected the appeal in a per curiam decision (that is, without any opinion). The defendants’ petition for rehearing was denied on October 14, 2004. On October 29, 2004, RJR Tobacco, due to its obligation to indemnify B&W, sent the plaintiff’s counsel the amount of the judgment, attorneys’ fees and costs, plus accrued interest (approximately $1.2 million).

      On May 23, 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4 million in compensatory damages and $15 million in punitive damages against B&W. The judge initially struck the punitive damage award but reinstated it on September 26, 2003. The court denied B&W’s post-trial motions. B&W appealed to the United States Court of Appeals for the Eighth Circuit, which, on January 7, 2005, affirmed the trial court’s judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment on February 16, 2005.
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
      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. The plaintiff’s post-trial motions challenging the verdict were denied by the court without opinion on December 10, 2003. The plaintiff filed an appeal on February 6, 2004. On February 1, 2005, the trial judge issued a written opinion affirming the judgment and recommending that the plaintiff failed to preserve any issue for appellate review. The record will be transferred to the Superior Court of Pennsylvania for appeal.
      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals for the Western District on March 8, 2004. The appellate process is just beginning.
      On December 10, 2003, in Hall v. R. J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and B&W. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004. On February 4, 2004, the defendants withdrew their motions for attorneys’ fees and costs in exchange for the plaintiff waiving the right to appeal.
      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to a predecessor company and $12 million was assigned to the two trade organizations. On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to CTR (decreased from $6 million) and $500,000 to TI (decreased from $6 million). On January 25, 2005, B&W noticed an appeal to the Supreme Court of the State of New York, Appellate Division, Second Department.
      On October 1, 2004, in Mash v. Brown & Williamson Tobacco Corp., a federal district court jury in St. Louis, Missouri, returned a unanimous verdict in favor of B&W. The plaintiffs did not appeal.
      On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts: fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages, however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus reduced the compensatory award to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On

February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. Post-trial motions will be filed within the appropriate time, and, if necessary, B&W will appeal.
Broin II Cases
      As of February 11, 2005, approximately 2,662 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.
      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although the defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco and B&W, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc., but the Florida Appellate courts refused to hear the appeal. The propriety of Judge Kaye’s order was argued in the French appeal (discussed below).
      Below is a description of the Broin II cases against RJR Tobacco or B&W that went to trial or were decided or remained on appeal, since January 1, 2004.
      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants appealed the trial court’s final judgment to the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants appealed that order, as well as other matters. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court reversed the final judgment’s market share allocation of damages, and remanded with instructions that the trial court enter a judgment finding the tobacco defendants jointly and severally liable for the plaintiff’s injuries. On January 14, 2005, the defendants filed a petition for rehearing. A decision is pending.
      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order granting a new trial. On November 12, 2004, the defendants filed a motion for rehearing. A decision is pending.
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
Class-Action Suits
      As of February 11, 2005, 20 class-action cases were pending in the United States against RJR Tobacco, including in some cases RJR and B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington and West Virginia.
      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Ten such suits are pending against RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Classes have been certified in the two Illinois cases, Turner v. R. J. Reynolds Tobacco Co. and Howard v. Brown & Williamson Tobacco Corp., discussed below. On December 31, 2003, a Missouri state court judge certified another class in Collora v. R. J. Reynolds Tobacco Co. Although, as described below, RJR Tobacco removed the case to federal court on January 14, 2004, it was remanded to state court on September 30, 2004. In the Minnesota case, Dahl v. R. J. Reynolds Tobacco Co., as well as the Washington case, Huntsberry v. R. J. Reynolds Tobacco Co., RJR Tobacco removed the cases to federal court, although they have been remanded to state court. These two cases are moving into the class certification discovery phase. A Missouri case, Black v. Brown & Williamson Tobacco Corp., and a Florida case, Rios v. R. J. Reynolds Tobacco Co., are in the class certification discovery phase. In the Louisiana cases, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., the defendants removed the cases to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both cases. In Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, which was filed on May 11, 2004 in the United States District Court for the Eastern District of New York before Judge Weinstein, the defendants, including RJR Tobacco and B&W, filed their respective answers on September 24, 2004. Trial is scheduled to commence on November 14, 2005.
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
      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. The defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument was heard on November 20, 2003. The Second Circuit has not issued its opinion. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On March 31, 2004, September 17, 2004 and November 10, 2004, respectively, the plaintiffs filed motions for reconsideration of the order that denied class certification. A decision is pending. On March 5, 2004, in Martinez v. Philip Morris Inc., the federal district court in Utah granted the defendants’ motion to dismiss. Most recently, on July 13, 2004, an Alabama state court granted the plaintiffs’ motion to dismiss in Julian v. Philip Morris Cos., Inc.
      Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco and B&W, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On October 23, 2003, the defendants, including RJR Tobacco and B&W, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January 5, 2004, RJR Tobacco, B&W and Lorillard filed a writ seeking review by the Louisiana Supreme Court, which was denied on February 13, 2004. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the judge upheld the jury’s verdict and ordered that the companies must put the amount of the judgment ($591 million), plus $300 million in interest, in a court trust. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The appellate process is just beginning.
      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. On July 1, 2004, the class’s petition for rehearing was denied. The plaintiffs did not seek review by the United States Supreme Court.
      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.
      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all the defendants. It awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. RJR Tobacco believes that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.
      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively.
      On July 24, 2000, the defendants, including RJR Tobacco and B&W, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May  9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004.
      On May 7, 2001, three of the non-RJR Tobacco and non-B&W defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond cap statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco and B&W did not enter into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, the company remains confident of the applicability and validity of the statute in the Engle case.
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
      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court’s dismissal. On November 8, 2004, the plaintiffs filed a petition for review with the California Supreme Court. On February 26, 2005, the California Supreme Court granted the petition.
      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco and B&W, filed their motion for summary judgment on January 31, 2003. Supplemental briefing on issues related to the effect of the Whiteley decision (discussed above under “— Individual Smoking and Health Cases”), the statute of limitations, and evidence outside the class period was completed on June 22, 2004. On August 4, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. Following the November election, and the passage of a proposition in California which brought about a change in the law regarding the requirements for filing cases of this nature, the defendants filed a motion to decertify the class based on the changes in the law. On January 21, 2005, the court issued a tentative ruling granting the defendants’ motion to decertify the class and, on January 24, 2005, the court heard oral argument. A final ruling is pending.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action....” On June  6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July  11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. However, on October  24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case currently includes both RJR and RJR Tobacco as defendants.
      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as ‘[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals has not issued a decision in this appeal, and the case remains stayed.
      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc., began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, lose the Turner or Howard cases, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
      On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis.
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
      On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, and settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims.
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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.5 billion, $1.8 billion and $2.0 billion in 2002, 2003 and 2004, respectively. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates these payments will exceed $2.6 billion in 2005, will exceed $2.5 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR’s market share and inflation. RJR Tobacco records the allocation of settlement charges as products are shipped.

      Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and other state settlement agreements and related information:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2002	2003	2004	2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements: (1)
Mississippi Annual Payment	$111	$136	$136		$136		$136		$136		$136
Florida Annual Payment	358	440	440		440		440		440		440
Texas Annual Payment	471	580	580		580		580		580		580
Minnesota Annual Payment	166	204	204		204		204		204		204
Minnesota Initial Payment	243	122	—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	1,215	609	—		—		—		—		—
Remaining States’ Settlement:
Initial Payments (1)	2,623	2,701	—		—		—		—		—
Annual Payments (1)	5,691	5,691	7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017) (1)	—	—	—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25		25		25		25		25
Additional Foundation Payments (2)	300	300	—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)	500	500	500		500		500		500		500
Offset by federal tobacco buyout (3)	—	—	(500)		(500)		(500)		(500)		(500)
Minnesota Blue Cross and Blue Shield	57	57	—		—		—		—		—

Total	$11,760	$11,365	$8,389		$8,389		$8,389		$8,389		$9,372

RJR Tobacco’s settlement expenses	$2,507	$1,925	$2,169		—		—		—		—
RJR Tobacco’s cash payments	$2,461	$1,819	$2,037		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	—	>$	2,450	>$	2,500	>$	2,700	>$	2,700
RJR Tobacco’s expected cash payments	—	—	—	>$	2,600	>$	2,500	>$	2,500	>$	2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations, not included in this table, as a result of federal tobacco buyout legislation signed in October 2004. See “ — Tobacco Buyout Legislation.”
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
      The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
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
      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:

•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on the defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

•	On March 10, 2004, Judge Kessler granted in part and denied in part the plaintiff’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court granted the plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

•	On March 17, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

•	On May 6, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that there is no reasonable likelihood of future RICO violations.

•	On May 6, 2004, Judge Kessler granted the government’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court dismissed defenses to the effect that the government’s claims are prohibited by the Tenth Amendment to the United States Constitution and the Separation of Powers doctrine. The court also ruled that the defendants may be held jointly and severally liable for disgorgement in the event that that remedy is ordered by the court at trial.

•	On May 6, 2004, Judge Kessler denied the government’s motion for partial summary judgment that sought to establish that the defendants had caused certain mailings and wire transmissions.

•	On May 21, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim. On June 25, 2004, Judge Kessler granted the defendants the right to seek an immediate appeal of that order. On July 15, 2004, the United States Court of Appeals for the District of Columbia Circuit accepted the appeal of Judge Kessler’s disgorgement ruling. On February 4, 2005, the appeals court, in a 2-1 decision, ruled that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claim for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government has 45 days from the date of the ruling to seek a rehearing en banc.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.

      The bench (non-jury) trial before Judge Kessler began on September 21, 2004. The government is currently in its case-in-chief. The defense case is scheduled to begin on March 7, 2005.
      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. One such case is pending against RJR Tobacco and B&W. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. The plaintiff’s petition asking the Illinois Supreme Court to review the case was denied on January 27, 2005. On November 14, 2003, the plaintiff voluntarily dismissed the complaint in St. Louis County, Missouri v. American Tobacco Co., Inc.
      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco, B&W and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.
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
      On November 12, 1998, the government of British Columbia enacted legislation that provided for a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The defendants in this action comprised both Canadian defendants served in B.C. and foreign defendants served ex juris. On the same day that the government instituted its action, three Canadian defendants (including Japan Tobacco Inc., referred to as JTI) brought separate actions challenging the legislation on constitutional grounds. Applications were also made by 16 foreign defendants (including RJR Tobacco) to set aside service ex juris. On February 21, 2000, the Supreme Court of British Columbia ruled that the government had overstepped its constitutional powers. The government’s action was dismissed and service ex juris was set aside for that reason. The government did not appeal. Instead, the government enacted a revised statute and brought a new action. Again, three Canadian defendants (including JTI) brought separate actions challenging the legislation on constitutional grounds and eight foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the government’s action was dismissed and service ex juris was set aside. On May 20, 2004, the government appealed to the Court of Appeal, which agreed to review the case, holding that the statute was constitutionally valid. The Court of Appeal dismissed the actions of the Canadian defendants and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, applied for leave to appeal the issue of the validity of the legislation to the Supreme Court of Canada. In October 2004, the trial court heard further arguments on the ex juris motions. On December 16, 2004, the applications for leave to appeal to the Supreme Court of Canada were granted. Shortly thereafter, on December 20, 2004, the Canadian appellants filed motions with the Supreme Court of Canada seeking: (1) to continue a stay of proceedings in the government’s action until the disposition of the appeal; and (2) to expedite and set a hearing date for the appeal and to set dates for the service and filing of documents. On January 21, 2005, the Supreme Court of Canada granted the motions. The two-day appeal is scheduled to commence on June 8, 2005.
      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.
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
      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.
      As of February 11, 2005, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.
      Insurance-Related Cases. As of February 11, 2005, there are no insurance-related cases pending against RJR Tobacco and B&W.
      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco, B&W and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, referred to as Empire, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively; B&W’s portion of these amounts is $2.8 million and $1.9 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded the plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire case. The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

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
      On October 19, 2004, the New York Court of Appeals determined that such third-party claims are too remote to permit suit under N.Y. Gen. Bus. Law § 349. On February 1, 2005, all the plaintiffs, including Empire, voluntarily dismissed their claims with prejudice.
      Native American Tribes. As of February 11, 2005, one Native American Tribe case is pending against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., which is pending before a tribal court in South Dakota. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted the defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss the plaintiffs’ product liability claim. In response, the plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. On June 3, 2004, the parties stipulated to a dismissal.
      Hospitals. As of February 11, 2005, two cases brought by hospitals were pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri; and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. These cases seek recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes.
      Taxpayers. As of February 11, 2005, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003. On March 8, 2004, the plaintiffs asked the United States Supreme Court to review the case. That petition was denied on May 17, 2004. In two other similar cases, which were consolidated for appeal purposes, Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., the United States Court of Appeals for the Sixth Circuit, on October 20, 2004, affirmed the dismissals by the United States District Court for the Middle District of Tennessee.
MSA-Enforcement and Validity
      As of February 11, 2005, one case was pending against RJR Tobacco concerning the enforcement and validity of the MSA. There were no such cases pending against B&W.
      In Ohio v. R. J. Reynolds Tobacco Co., the State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third-party violated a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The State of Ohio appealed the decision to the Ohio Court of Appeals, Tenth Appellate District. On March 31, 2003, the appellate court reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which, on December 30, 2004, affirmed the decision of the Ohio appellate court in favor of the State of Ohio.
      In California v. R. J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco was in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District, which on February 25, 2004, affirmed the trial court’s finding, but reversed as to the amount of the fine and remanded for further proceedings. RJR Tobacco filed a petition for review with the California Supreme Court on April 28, 2004. That petition was denied on June 9, 2004. On December 22, 2004, Judge Prager approved the parties’ settlement agreement in which RJR Tobacco agreed to pay approximately $11.4 million in civil penalties and $5.9 million in attorneys’ fees. Additionally, RJR Tobacco agreed to avoid advertising in magazines with at least 15 percent teen readership.
      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff asserted four causes of action in that complaint:

•	violation of the California Cartwright Act;

•	unfair competition under California Business & Professions Code § 17200;

•	common law unfair competition; and

•	restitution and unjust enrichment.
Shortly after the defendants moved to transfer the case to the San Diego, California, state court that handled MSA-related issues in the past, and before the defendants filed any responses to the complaint, the plaintiff voluntarily dismissed the state court case. On June 9, 2004, the plaintiff filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the now-dismissed state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. No discovery or other deadlines have been established. A hearing on the defendants’ motion to dismiss occurred on January 12, 2005. No ruling has yet been issued.
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
      On October 5, 2004, RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, reached a settlement of the three pending motions with the attorneys general of the states of New York,

Illinois and Maryland. The companies admitted no wrongdoing in the settlement agreement. Terms of the agreement call for RJR Tobacco to pay a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions. The New York Supreme Court, the Circuit Court for Baltimore City, and the Circuit Court of Cook County, Illinois, respectively, have approved the agreement.
      On May 27, 2004, the state of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state some $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. B&W filed a response to the motion on June 21, 2004, and a hearing was held on June 24, 2004. The court has not yet ruled on the merits of the state’s claims.
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
      Additionally, on January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, a case in which RJR Tobacco is not a defendant, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by the State of New York in furtherance of the MSA and remanded the case for further proceedings. The federal district court heard oral argument on May 24, June 1 and June 2, 2004, on the plaintiffs’ motion for preliminary injunction based upon the claim that the New York Escrow Statute and Contraband Statutes violate the Sherman Act. On September 14, 2004, the court denied the plaintiffs’ motion for preliminary injunction with regard to the MSA, the New York Escrow Statute and Contraband Statutes. The court, however, found that the plaintiffs made a showing of likelihood of success and of irreparable harm regarding the repeal of the Allocable Share Release program, and granted the plaintiffs a preliminary injunction in that regard. The plaintiffs have appealed the denial of the preliminary injunction to the United States Court of Appeals for the Second Circuit. Oral argument occurred on January 31, 2005.
Asbestos Contribution Cases
      As of February 11, 2005, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed. In June 2004, the contribution claims in four separate cases were voluntarily dismissed, leaving the cases pending as to the claims of the individual plaintiffs only. These cases are: (1) Combustion Engineering, Inc. v. R. J. Reynolds Tobacco Co.; (2) Kaiser Aluminum & Chemical Corp. v. R.J.R. Tobacco Holdings, Inc.; (3) T&N, Ltd., f/k/a T&N v. R. J. Reynolds Tobacco Co.; and (4) Gasket Holdings f/k/a Flexitallic Inc. v. RJR Nabisco, Inc.

Antitrust Cases
      A number of tobacco wholesalers, or indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of February 11, 2005, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order.
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
      On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. On January 21, 2004, the court issued a Rule to Show Cause why opposing counsel “should not be assessed with the fees and costs associated with the mistrial declared by virtue of his improper opening statement.” The court granted RJR Tobacco’s motion for fees and costs on April 22, 2004. The court then severed the trademark claims from the antitrust claims and set the trial on the trademark claims for April 26, 2004. The parties tried RJR Tobacco’s trademark claims on April 25, 2004, and on May 5, 2004 the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claim on September 14, 2004, and on October 15, 2004, a federal district court jury in Illinois returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. On February 8, 2005, the federal district court entered the final order of judgment in favor of RJR Tobacco in the amount of $4.87 million.
      On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, which motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs reached a settlement with all the defendants, including B&W, except RJR Tobacco. The settlement was approved by Judge Osteen on October 1, 2003. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, where B&W’s share was 13%, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W. On December 19, 2003, the court set the plaintiffs’ attorneys’ fees at $75.3 million. B&W’s 13% share of this amount is $9.8 million.
      The case continued against RJR Tobacco. On April 22, 2004, after the trial began, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorney’s fees and administrative costs, will be distributed to the class pending Judge Osteen’s final settlement approval. This amount was recorded in selling, general and administrative in RAI’s consolidated statement of income for the year ended December 31, 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. The court has given the settlement preliminary approval. The defendants, Philip Morris USA and Lorillard Tobacco Corp., filed motions seeking to reduce the amount of their respective leaf-purchase commitments under their separate settlement agreement with the plaintiffs, contending that RJR Tobacco’s settlement triggered a most-favored-nations clause in their agreements. The court denied those motions on May 27, 2004. On July 2, 2004, Philip Morris and Lorillard appealed to the United States Court of Appeals for the Fourth Circuit. The Court of Appeals entered an opinion partially in favor of appellants’ claims on December 6, 2004. The case was remanded to Judge Osteen for further rulings on the impact of the triggering of the most-favored-nations clause. No hearing has yet been scheduled on that issue, nor has Judge Osteen scheduled a final fairness hearing on the RJR Tobacco settlement.
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
      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of its distribution agreement with RJR Tobacco. That same day, Smith Wholesale moved for an order to prevent RJR Tobacco from terminating the agreement. The court granted Smith Wholesale’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith Wholesale’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc., consistent with the terms of the agreement. On February 18, 2003, Smith Wholesale moved to amend its complaint to add Rice Wholesale as a plaintiff and allege similar claims on behalf of Rice Wholesale, a motion the court immediately granted, and Rice Wholesale filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice Wholesale’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7, 2003 order on February 11, 2003, and its March 4, 2003 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals. Oral argument occurred on September 12, 2003. A decision is pending.
      In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR Tobacco from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003. RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, and a fifth amended complaint to add two additional plaintiffs, bringing the total of private plaintiffs to 22; however, two plaintiffs requested leave to withdraw from the litigation, and they were subsequently dismissed from the suit by court order. Fact discovery closed on September 30, 2004. Dispositive motions have been filed. Trial is set to begin on June 1, 2005. Oral argument on RJR Tobacco’s appeal to the Sixth Circuit occurred on August 5, 2004. A decision is pending.
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
      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, allege that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. After the court, in a case filed by these same plaintiffs against Lorillard Tobacco Company, granted a motion to dismiss for failure to state the elements of a claim individually on behalf of each of the named plaintiffs, the plaintiffs agreed to voluntarily amend their complaint against RJR Tobacco and filed their amended complaint in December 2004. RJR Tobacco filed its motion to dismiss the amended complaint on January 24, 2005.
Other Litigation and Developments
      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena duces tecum to RJR Tobacco, asserting that he had “reason to believe that R. J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices .... by publishing false or misleading claims about its product, ‘Eclipse’ brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling ‘Eclipse’ brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York....” On February 2, 2004, RJR Tobacco filed its response to the Vermont subpoena, noting its objections and indicating that, subject to those objections, documents will be produced in response to the subpoena. On February 9, 2004, subpoenas identical to the one issued by Vermont were issued by Connecticut and Maine to RJR Tobacco. The letter accompanying the Connecticut subpoena indicated that the District of Columbia also is involved with this joint investigation. At this time, no lawsuit or enforcement action relating to Eclipse has been filed against RJR Tobacco in any of these five states or the District of Columbia. RJR Tobacco has substantially completed the production of documents called for by the Vermont subpoena, which by agreement satisfies the production demands of the other states, although each state reserves its rights to evaluate the production independently and seek the production of additional materials.
      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects the company’s rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004, the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR has produced documents to the SEC in compliance with the subpoena and the court’s order. RAI is unable to predict the outcome of this investigation or any effects that the outcome may have on its disclosures related to its results of operations.
      On January 24, 2003, RJR and RJR Tobacco each were served with a subpoena issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have been responding and will continue to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation. Although this investigation has been somewhat dormant, it remains a pending matter.
      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now inactive RAI subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JTI-MacDonald, Corp., referred to as JTI-MI. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices....” It is understood that, at all relevant times over the past several years, JTI-MI, Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and purported to serve summonses on JTI-MacDonald, Corp., Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages it may incur in defending the criminal charges filed by the RCMP in February 2003. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004. A preliminary inquiry is scheduled to commence in April 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been served to date.
      On August 13, 2004, RJR Tobacco received written notice from JTI that the Quebec Ministry of Revenue had:

•	issued a tax assessment covering the period January 1, 1990 through December 31, 1998 for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion (Canadian) against JTI-MI;

•	issued an order for the immediate payment of that amount; and

•	obtained an ex parte judgment to enforce the payment of that amount.
JTI stated that it was providing that notice pursuant to the terms of the 1999 purchase agreement between JTI and RJR Tobacco regarding the sale of the international business, and that it would be seeking indemnification for all losses and damages it is entitled to recover under the terms of the purchase agreement. Although RJR Tobacco recognizes that, under certain circumstances, it may have indemnification obligations to JTI under the purchase agreement, RJR Tobacco and JTI disagree as to whether the current circumstances give rise to any indemnification obligation by RJR Tobacco. RJR Tobacco conveyed its position to JTI, and the parties have agreed to resolve their differences at a later time. On August 24, 2004, JTI-MI applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada and the court entered an order staying the Quebec Ministry of Revenue’s proceedings against JTI-MI. In November 2004, JTI-MI filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MI for funds unduly appropriated, along with interest and other relief.
      On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened or shortened by the occurrence of certain events or agreement of the parties.
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
      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of the defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, the European Community and its member states petitioned the United States Supreme Court for a writ of certiorari. Briefing is complete. A decision by the Supreme Court is pending.
      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages, to be trebled, costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims. On April 1, 2004, the plaintiffs filed an amended complaint. The amended complaint does not change the substance of the claims alleged, but primarily makes typographical and grammatical changes to the allegations contained in the original complaint and adds to the description of injuries alleged in the original complaint. This matter remains pending, but all proceedings have been stayed pending a decision by the Supreme Court on the petition for certiorari filed by the plaintiffs in connection with the dismissal of their previous complaint.
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
      RJR Tobacco, B&W and the other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the case. On November 5, 2003, Ecuador, Belize and Honduras filed a petition for a writ of certiorari requesting the United States Supreme Court to review the decision of the Eleventh Circuit. The court denied the petition on January 12, 2004. B&W and the other defendants filed motions to dismiss a similar action brought by Amazonas and other departments of Colombia in the United States District for the Eastern District of New York. These motions were granted on February 19, 2002, and plaintiffs appealed to the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, Amazonas and other departments of Colombia petitioned the United States Supreme Court for a writ of certiorari. On June 17, 2004, B&W and the other defendants filed a brief opposing the petition, and the Amazonas and other departments of Colombia filed a reply brief on June 29, 2004. A decision by the Supreme Court is pending.
      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. The plaintiffs in these actions claim that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named, but has not been served, was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation

has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiff’s complaint. That motion was granted on January 26, 2004, although the court granted the plaintiffs leave within which to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs have attempted to appeal the trial court’s January 26, 2004 dismissal to the United States Court of Appeals for the Seventh Circuit. Because the dismissal was not a final order, that appeal was dismissed. All the defendants moved to dismiss the amended complaint that had been filed on April 5, 2004. A decision is pending.
      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court. On January 28, 2004, the California Supreme Court agreed to review the case. The appeal has been briefed. Oral argument has not been scheduled.
      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401, also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. RJR Tobacco filed various motions for summary judgment that were all denied. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005. Briefing on those motions is scheduled to be completed in early March. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
Cautionary Statement Concerning Tobacco-Related Litigation
      Even though RAI’s management continues to conclude that, other than in regards to the Boerner case described above under “— Individual Smoking and Health Cases,” the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss.
      Unfavorable judgments awarding compensatory damages, punitive damages or fines have been returned against RJR Tobacco and B&W in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003, but is now on appeal to the Florida Supreme Court, the Scott class-action case, a small number of individual smoking and health cases and a Broin II flight attendant ETS case. In addition, an unfavorable judgment has been returned against RJR Tobacco in an MSA enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and RJR Tobacco and RAI believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W.
      Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, including B&W, and they could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.
      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco and B&W, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters.
Tobacco Buyout Legislation
      On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout is approximately $10.1 billion, payable over ten years. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 and scheduled to expire by the end of 2010 will be continued, but will be offset against the tobacco quota buyout obligations. RJR Tobacco’s annual payments for 2005 and thereafter were estimated to be approximately $135 million per year.
      RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. Accrued but unpaid MSA Phase II obligations will be reversed as the right to offset such obligations is triggered. Contingent liabilities for liquidation of quota tobacco stock will be recorded when an assessment is made. RJR Tobacco estimates that its overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to deducting permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program.
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and could offset its fourth quarter payment of approximately $37 million against its larger tobacco quota buyout obligation. This decision has been appealed to the North Carolina Supreme Court. Any refund of amounts previously paid under the MSA will be recognized if, and when received.
      Total expense relating to the tobacco buyout for RAI’s operating subsidiaries recorded during the fourth quarter of 2004 was $70 million, which triggered RJR Tobacco’s reversal of $69 million of accrued but unpaid expense for the MSA Phase II obligations. RJR Tobacco expects to reverse $79 million of accrued but unpaid MSA Phase II obligations in 2005, primarily in the first quarter. For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see note 1 of consolidated financial statements.
ERISA Litigation
      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the

RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February  1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. On July 29, 2002, defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending.
Environmental Matters
      RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party, referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, with respect to several superfund sites.
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
      Del Monte Corporation, a former subsidiary of RJR, is named a defendant in a lawsuit related to a superfund site in Hawaii, Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on October 7, 1999. The superfund site includes land on which Del Monte Corporation maintained fresh fruit operations at one time. Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in Akee and with respect to the environmental investigation and remediation of the superfund site required by the EPA. The buyers of the Del Monte fresh fruit business have reached a confidential settlement with the plaintiffs in the Akee case. On March 16, 2004, a settlement agreement and release were executed on behalf of the plaintiffs, and the action against the buyers of the Del Monte fresh fruit business and other defendants was dismissed with prejudice.
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
      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was filed on December 2, 2004. The parties are cooperating to seek a resolution of this matter. A stipulation and order was filed on December 20, 2004, in settlement and satisfaction of the claims against the PRPs for response costs incurred in connection with the Jadco-Hughes site. Upon the United States’ filing notice that full payment has been received, the claims will be dismissed with prejudice. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32 percent.
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
Other Contingencies and Guarantees
      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against either or both of RAI and RJR Tobacco could have an adverse effect on either or both of RAI and RJR Tobacco.
      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.
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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc., referred to as JTI, on May 12, 1999, RJR and RJR Tobacco agreed to indemnify JTI against:

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that JTI or any of its affiliates, including the acquired entities, may incur after the sale with respect to any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by JTI or any of its affiliates arising out of certain activities of Northern Brands.
      On August 13, 2004, RJR Tobacco received written notice from JTI under these indemnification provisions that the Quebec Ministry of Revenue had:

•	issued a tax assessment for alleged unpaid duties, penalties and interest in an amount of $1.36 billion (Canadian) against JTI-Macdonald, Corp., a former affiliate of Northern Brands;

•	issued an order for the immediate payment of that amount; and

•	obtained an ex parte judgment to enforce the payment of that amount.
RJR Tobacco and JTI have different views regarding whether the current circumstances give rise to any indemnification obligation by RJR Tobacco. For further information about the JTI indemnification notice, see “ — Other Litigation and Developments.” Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
      RJR Tobacco, Santa Fe and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products. For further information related to these guarantees, including probability and estimates of loss, see “Business — Litigation Affecting the Cigarette Industry — Accounting for Tobacco-Related Litigation Contingencies,” in Item 1.
      As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.
      RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RAI has recorded liabilities totaling $96 million and $108 million as of December 31, 2004 and 2003, respectively.
Employees
      At December 31, 2004, RAI and its subsidiaries had approximately 9,300 full-time employees and 100 part-time employees. Of the 9,300 full-time employees, approximately 1,900 were located at the former B&W facilities. The Macon facility production and maintenance employees are covered by collective bargaining agreements that were scheduled to expire in 2005, but were renegotiated after year end 2003 to extend their employment through the anticipated facility closure. On March 3, 2005, a majority of RJR Tobacco’s production and maintenance employees employed in North Carolina voted not to be represented by the International Association of Machinists and Aerospace Workers. The preliminary vote count stands at 618 for union representation and 1,185 against.

Item 2.	Properties
      RAI’s executive offices are located in two buildings in downtown Winston-Salem, North Carolina, which are owned by RJR Tobacco. For information about RJR Tobacco’s operating facilities see “Business — Manufacturing and Distribution” and “Business — Research and Development” in Item 1.

Item 3.	Legal Proceedings
      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RAI or its affiliates, including RJR Tobacco, or indemnitees, including B&W. For a further discussion of these legal actions, proceedings and claims and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — Tobacco Buyout Legislation,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; “— Critical Accounting Policies and Recent Accounting Developments” and “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; note 13 to consolidated financial statements; and Exhibit 99.1 to this report. You may request a copy of Exhibit 99.1, free of charge, by writing to the Corporate Secretary, Reynolds American Inc., P.O. Box 2990, 401 N. Main Street, Winston-Salem, NC 27102-2990, or by phoning 336-741-5162.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers and Certain Significant Employees of the Registrant
      The executive officers and certain significant employees are:
      Susan M. Ivey. Ms. Ivey, 46, has been the President and Chief Executive Officer of RAI since January 2004 and, since July 2004, Chairman and Chief Executive Officer and Director of RJR Tobacco. Ms. Ivey served as President and Chief Executive Officer of B&W from 2001 to 2004. Ms. Ivey also served as a director of B&W from 2000 to 2004 and Chairman of the Board of B&W from January 2003 to 2004. Ms. Ivey joined B&W in 1981 as a trade marketing representative. After holding a number of trade and brand positions, she accepted an international assignment with BAT in 1990. She returned to B&W in 1999 as Vice President of Marketing and subsequently became Senior Vice President of Marketing, a position that she held until her appointment in 2001 as President and Chief Executive Officer of B&W. Ms. Ivey commenced serving on the Board of Directors of RAI as of January 2004. Ms. Ivey also is a member of the board of directors of Bellarmine University, and is a member of The Committee of 200, an international organization of female CEOs, entrepreneurs and business leaders.
      Thomas R. Adams. Mr. Adams, 54, has been Senior Vice President and Chief Accounting Officer of RAI and RJR Tobacco since July 2004. Mr. Adams served as Senior Vice President and Controller of RJR and RJR Tobacco from June 1999 to July 2004. From 1985 until 1999, he was Partner at the accounting firm of Deloitte & Touche LLP. Mr. Adams is a member of the board of directors of Technology Concepts & Design, Inc., an affiliate of RJR, and the Old Hickory Council of the Boy Scouts of America.
      Lynn J. Beasley. In January 2002, Ms. Beasley, 47, was promoted to President and Chief Operating Officer of RJR Tobacco, after serving as Executive Vice President — Marketing since 1997, and has been Director of RJR Tobacco since March 2000. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the WINSTON/ CAMEL business unit in 1993. From 1995 until 1997, she was Senior Vice President of brand marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the board of directors of The Scotts Company. Ms. Beasley is also a member of the board of trustees of Senior Services, the board of directors of Wake Forest University Health Sciences, and a member of the Winston-Salem State University Business Advisory Council for the School of Business and Economics.

      Charles A. Blixt. Mr. Blixt, 53, has been Executive Vice President, General Counsel and Assistant Secretary of RAI since July 2004, and Executive Vice President and General Counsel of RJR Tobacco since 1998. He has been President and Director of RJR since July 2004, and served as Executive Vice President, General Counsel and Assistant Secretary of RJR from June 1999 to July 2004. Mr. Blixt joined RJR Tobacco as Associate Counsel — Litigation in 1985, was Senior Vice President and General Counsel of RJR Tobacco from 1995 until 1998, and served as Director of RJR Tobacco from 1995 until March 2000. Mr. Blixt is a member of the board of directors of Technology Concepts & Design, Inc. and Targacept, Inc., both of which are affiliates of RJR. He also serves on the board of trustees of Salem College and Academy and the board of visitors of Wake Forest University School of Law.
      Frances V. Creighton. In January 2004, Ms. Creighton, 53, was promoted to Executive Vice President — Marketing at RJR Tobacco. She was previously Senior Vice President — Marketing during 2002 and 2003, after serving as Vice President of RJR Tobacco’s CAMEL business unit since 1997. She joined RJR Tobacco in 1981 as a marketing research analyst. Through a series of promotions, she became senior marketing manager in 1990 and marketing director in 1994. Ms. Creighton is a member of the board of directors for the United Way of Forsyth County.
      Jeffrey A. Eckmann. Mr. Eckmann, 52, joined RAI in July 2004 as Executive Vice President — Strategy, Planning and Integration. In February 2005, his title was changed to Executive Vice President — Strategy, IT, Integration and Business Development. Mr. Eckmann served as Senior Vice President and Chief Financial Officer of B&W from 2001 to July 2004, and as Director of B&W from 2001 to July 2004. From 1980 to 1988, Mr. Eckmann held a number of management positions in finance with B&W and BATUS Inc., the former U.S. holding company of B&W. From 1988 to 1990, Mr. Eckmann served as Executive Vice President of Ivey’s, an affiliate department store of B&W based in Charlotte, North Carolina. He rejoined B&W in 1991 as Vice President-Strategy and Planning and also served as Vice President and Controller before becoming Chief Financial Officer. He serves on the board of directors of the Northern Illinois University Foundation and Dare to Care Food Bank.
      Daniel A. Fawley. Mr. Fawley, 47, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004. He was previously Vice President and Assistant Treasurer of RJR from 1999 until July 2004 and of RAI from July until September 2004. He served as Director — Treasury from 1997 to 1999, and as senior manager — Treasury from 1996 to 1997, of RJR Nabisco, Inc.
      McDara P. Folan, III. Mr. Folan, 46, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004. Mr. Folan served as Vice President, Deputy General Counsel and Secretary of RJR from June 1999 to July 2004, and has been Senior Vice President and Secretary and Director of RJR since July 2004. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. Mr. Folan serves on the City of Winston-Salem/Forsyth County Planning Board, the board of directors of the Piedmont Triad Chapter of the Juvenile Diabetes Research Foundation, the board of trustees of the Arts Council of Winston-Salem and Forsyth County, the advisory board for Brenner Children’s Hospital and the board of advisors of Salem College and Academy.
      Jeffery S. Gentry. Dr. Gentry, 47, was promoted to Executive Vice President — Research and Development of RJR Tobacco in December 2004, after serving as Vice President — Product Development since 2000. Dr. Gentry joined RJR Tobacco in 1986 as a research and development chemist. Through a series of promotions, he became the director of new product development in 1999. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.
      Olli E. Gräsbeck. Mr. Gräsbeck, 52, has been President and Chief Executive Officer of Lane since August 2003. Mr. Gräsbeck joined BAT Finland in 1988 as Finance Director (chief financial officer) and in 1990, he was appointed Financial Controller of the BAT Europe region. In 1992, he was named Managing Director (chief executive officer) of BAT Finland and Nordic, and in 1997, he became Managing Director (chief executive officer) of BAT Switzerland. From 2000, he served as Managing Director (chief executive officer) of BAT Iberia (Spain and Portugal) until assuming his current position at Lane.

      Ann A. Johnston. Ms. Johnston, 51, has been Executive Vice President — Human Resources of RAI since July 2004 and Executive Vice President–Human Resources of RJR Tobacco after serving as Vice President — Human Resources of RJR Tobacco since 1998. Ms. Johnston also served as Executive Vice President — Human Resources of RJR from January 2002 to July 2004. She joined RJR Tobacco in 1988 as a compensation manager, and was promoted to personnel manager in 1989 and to director of compensation/benefits/HRIS in 1993. Ms. Johnston also serves as chairman of the board of directors for Allegacy Federal Credit Union, president of the Alumni Council for the Babcock Graduate School of Management of Wake Forest University, and serves on the boards of directors of the Winston-Salem Symphony and the Winston-Salem Industries for the Blind.
      James V. Maguire. In July 1999, Mr. Maguire, 53, was promoted to Executive Vice President — Sales of RJR Tobacco, after serving as Senior Vice President — Sales of RJR Tobacco since 1994, and has been Director of RJR Tobacco since March 2000. He joined RJR Tobacco in 1973 as a sales representative, and after holding a number of positions at RJR Tobacco and RJR, he became Vice President-Sales and Marketing Development of RJR Tobacco in 1993.
      Dianne M. Neal. Ms. Neal, 45, has been Executive Vice President and Chief Financial Officer of RAI since July 2004, of RJR since February 2005 and of RJR Tobacco since July 2003. Ms. Neal also served as Executive Vice President and Chief Financial Officer of RJR from July 2003 to July 2004, after serving as Vice President-Investor Relations of RJR from 1999 to 2003. Ms. Neal joined RJR Tobacco in 1988 and held a number of financial management positions within various RJR Tobacco business units. In 1997, she was promoted to Vice President and Controller of RJR Tobacco. She is a member of the Business Advisory Board of University of North Carolina-Greensboro’s Bryan School of Business and Economics.
      Tommy J. Payne. Mr. Payne, 48, has been Executive Vice President — External Relations of RAI since July 2004, and of RJR Tobacco since July 1999. Mr. Payne served as Executive Vice President — External Relations at RJR from July 1999 to July 2004. He served as Senior Vice President — External Relations of RJR Tobacco from 1998 to July 1999 and of RJR from June 1999 to July 1999. He joined RJR in 1988 and was promoted to Vice President — Federal Government Affairs of RJR Tobacco in Washington, D.C. in 1995. Mr. Payne serves on the boards of trustees of Winston-Salem State University and the Southeast Center for Contemporary Art, the North Carolina Community Colleges Foundation Board of Advisors and the board of directors of the R. J. Reynolds Foundation.
      Richard M. Sanders. In connection with RJR’s acquisition of Santa Fe Natural Tobacco Company, Inc., in January 2002, Mr. Sanders, 52, was named President and Chief Executive Officer of Santa Fe. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a former division of RJR Tobacco. Mr. Sanders joined RJR Tobacco in Marketing in 1977 and has held several positions during his career, including Vice President — Advertising and Brand Management, Vice President — Marketing and Sales Operations and Area Vice President — Sales. He is Chairman of the board of directors of the Natural American Spirit Foundation and serves on the board of directors of Santa Fe Economic Development, Inc. and Minnesota Resources.
      Daniel D. Snyder. Mr. Snyder, 50, has been Executive Vice President — Operations and Director of RJR Tobacco since July 2004. Since July 2002, Mr. Snyder served as Senior Vice President — Operations of B&W after serving as Vice President of Technology and Quality since early 2001. Mr. Snyder served as a director of B&W from 2002 until July 2004. Mr. Snyder originally joined B&W in 1977 and worked as a process engineer until 1979. He returned to B&W in 1981 as a project engineer and was promoted to Divisional Vice President of Manufacturing in 1991.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      RAI’s common stock, par value $.0001 per share, is listed on the NYSE as RAI and began trading on August 2, 2004. Prior to the business combination, RJR common stock was listed on the NYSE as RJR. On February 11, 2005, there were approximately 22,000 holders of record of RAI’s common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI’s common stock on February 11, 2005 was $84.76.
      The high and low sales prices per share for RAI’s and RJR’s common stock on the NYSE Composite Tape, as reported by the NYSE, were:

	High	Low

2004:
RJR First Quarter	$63.46	$56.35
RJR Second Quarter	70.50	53.37
Third Quarter:	76.19	64.80
RJR	73.66	64.80
RAI	76.19	65.62
RAI Fourth Quarter	80.54	66.36
2003:
RJR First Quarter	$47.32	$31.13
RJR Second Quarter	38.77	27.52
RJR Third Quarter	40.54	31.10
RJR Fourth Quarter	60.14	39.80
      From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.875 per common share, or $3.50 on an annualized basis, an increase of 12.9%. Beginning with the second quarter of 2002 and through the second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis, an increase of 8.6%. RAI’s board of directors also declared quarterly cash dividends of $0.95 per common share for the third and fourth quarters of 2004.
      RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. RJR’s credit facility limits the payment of dividends by RAI, a guarantor of the credit facility, on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Item 7 and notes 9, 12 and 14 to consolidated financial statements. RJR believes that the provisions of its revolving credit facility and the guarantees of its revolving credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.
      Due to RAI’s incorporation in North Carolina, concurrent with the completion of the business combination transactions, treasury shares held by RJR were cancelled. RAI has continued to repurchase and cancel shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan, as successor to the 1999 LTIP. Additionally, to maintain B&W’s ownership level of 42%, RAI is required to repurchase and cancel shares, dependent upon certain stock issuances, through September 2005.

      The following table summarizes RAI’s share purchases of common stock during the fourth quarter of 2004:

			Total Number of
	Total		Shares Purchased as	Approximate Dollar
	Number of	Average Price	Part of Publicly	Value that May Yet Be
	Shares	Paid per	Announced Plans or	Purchased Under the
	Purchased	Share	Programs	Plans or Programs

October 1, 2004 to October 31, 2004	19,855	$68.51	—	—
November 1, 2004 to November 30, 2004	315,969	$71.99	—	—
December 1, 2004 to December 31, 2004	40,957	$78.48	—	—

Fourth Quarter Total	376,781	$72.51	—	—

      For equity compensation plan information, see note 16 to consolidated financial statements.

Item 6.	Selected Financial Data
      The selected historical consolidated financial data as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The consolidated financial statements of RAI include the results of RJR through July 30, 2004 and of RAI and the acquired operations of B&W and Lane subsequent to July 30, 2004. The selected historical consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales (1)	$6,437	$5,267	$6,211	$6,269	$6,085
Income (loss) from continuing operations	627	(3,689)	418	444	299
Income (loss) from discontinued operations	12	122	40	(9)	53
Extraordinary items — gain	49	121	—	—	1,475
Cumulative effect of accounting change	—	—	(502)	—	—
Net income (loss)	688	(3,446)	(44)	435	1,827

Per Share Data:
Basic income (loss) from continuing operations	5.66	(44.08)	4.71	4.57	2.96
Diluted income (loss) from continuing operations	5.62	(44.08)	4.64	4.48	2.94
Basic income (loss) from discontinued operations	0.11	1.46	0.45	(0.09)	0.52
Diluted income (loss) from discontinued operations	0.11	1.46	0.44	(0.09)	0.52
Basic income from extraordinary items	0.44	1.45	—	—	14.56
Diluted income from extraordinary items	0.44	1.45	—	—	14.48
Basic net loss from cumulative effect of accounting change	—	—	(5.66)	—	—
Diluted net loss from cumulative effect of accounting change	—	—	(5.57)	—	—
Basic net income (loss)	6.21	(41.17)	(0.50)	4.48	18.04
Diluted net income (loss)	6.17	(41.17)	(0.49)	4.39	17.94
Basic weighted average shares, in thousands	110,778	83,697	88,733	97,043	101,264
Diluted average shares, in thousands	111,436	83,697	90,175	98,986	101,857
Cash dividends declared per share of common stock (2)	$3.80	$3.80	$3.73	$3.30	$3.10

Balance Sheet Data (at end of periods):
Total assets	14,428	9,677	14,651	15,122	15,554
Long-term debt	1,595	1,671	1,755	1,631	1,671
Shareholders’ equity	6,176	3,057	6,716	8,026	8,436

Cash Flow Data:
Net cash from operating activities	736	581	489	626	590
Net cash from (used in) investing activities (3)	260	641	(901)	(307)	1,573
Net cash used in financing activities	(467)	(1,122)	(105)	(842)	(881)

Other Data:
Ratio of earnings to fixed charges (4)	9.5	—	5.2	6.4	5.1
Deficiency in the coverage of fixed charges by earnings before fixed charges (4)	$—	$(3,913)	$—	$—	$—

(1)	Net sales and costs of products sold exclude excise taxes of $1.850 billion, $1.572 billion, $1.751 billion, $1.529 billion and $1.631 billion for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(2)	RAI began trading as a separate company on August 2, 2004, and RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. From the third quarter 2001 through the first quarter of 2002, RJR’s board of directors declared a quarterly cash dividend of $0.875 per common share or $3.50 on an annualized basis. Beginning with the second quarter of 2002 and through the second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis. RAI’s board of directors declared quarterly cash dividends of $0.95 per common share for the third and fourth quarters of 2004.
(3)	Reflects reclassification of auction rate notes from cash and cash equivalents to short-term investments, resulting in an increase of $161 million in net cash flows from investing activities in 2003 and an increase of $81 million in net cash flows used in investing activities in 2002. Reclassifications in 2001 and 2000 were not included, as information was not practically available.
(4)	Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2004 compared with 2003 and 2003 compared with 2002. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.
Overview and Business Initiatives
      RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. The combination transactions combined the businesses of two of the largest industry participants with strong brands, creating efficiencies and cost reductions through synergies.
      Upon completion of the combination transactions on July 30, 2004, B&W owned 61,952,762 shares, or 42% of RAI’s outstanding common stock. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share, based on the average closing price of RJR common stock during the five-day period beginning two days before and ending two days after the announcement on October 23, 2003, of the combination transactions. Previous RJR stockholders were issued common shares of RAI in exchange for their existing RJR shares, on a one-for-one basis, resulting in their ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of the B&W net assets by RJR for financial accounting purposes. The consolidated financial statements of RAI include results of acquired operations subsequent to July 30, 2004.
      As part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the MSA and related agreements. RJR Tobacco and the U.S. cigarette and tobacco operations of B&W were combined in an indirect subsidiary of RAI, referred to as RJR Tobacco. The minimum working capital requirement, as defined in the combination transactions, was met and no additional cash was required. RJR Tobacco, and in certain instances, RAI, have agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RAI at closing.
      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT, all of the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use DUNHILL and other BAT trademarks outside the United States.
      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent subsidiaries of RAI.
      The headquarters and operations of each of RAI and RJR Tobacco are located in Winston-Salem, North Carolina.

      RAI’s operating subsidiaries include RJR Tobacco, Santa Fe, Lane and GPI. RAI’s single reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, primarily in the United States. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands. GPI manufactures and exports cigarettes to U.S. territories, U.S. Duty Free and overseas military and manages a contract manufacturing business.
      RAI’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to continue to decline over time. Trade inventory adjustments may result in short-term changes in demand for RJR Tobacco’s products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory level. However, RJR Tobacco believes it is not appropriate for it to speculate on external factors that may impact the purchasing decision of the wholesale and retail tobacco distributors.
      Over time, competition between brands has been based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve a brand’s market position or to introduce a new brand.
      RAI’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands. RJR Tobacco has repositioned or introduced brand styles and line extensions designed to build each brand’s equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.
      In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.
      Starting in mid-2002, RJR Tobacco’s largest competitor significantly increased promotional spending. These increases, together with the continued strength of the deep-discount price tier of the market and the impact of substantially higher state excise taxes, resulted in an adverse business environment. To maintain competitive prices, RJR Tobacco increased its promotional spending. During the fourth quarter of 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a workforce reduction, which was substantially completed in 2004, and the reclassification of certain non-tobacco businesses as held-for-sale.
      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced changes to RJR Tobacco’s approach to the marketplace and its plan to realign the cost structures of RJR Tobacco and RJR. These initiatives included significant cost reductions and a new brand-portfolio strategy focused on RJR Tobacco’s two premium growth brands to optimize profitability, which resulted in restructuring and impairment charges during 2003 and 2004. Additionally, during the fourth quarter of 2003, RJR Tobacco transferred ownership of its merchandising fixtures to the cigarette retailers, which resulted in an impairment. For more information about these initiatives, related costs and savings, see “— Results of Operations.”
      Since the business combination, RJR Tobacco has developed a new brand portfolio strategy, which took effect at the beginning of 2005. The new strategy establishes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which will receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, and will receive limited support in an effort to optimize profitability. The remaining non-support brands will be managed to maximize short-term profitability.
Critical Accounting Policies
      Accounting principles generally accepted in the United States of America require estimates and assumptions to be made that affect the reported amounts in RAI’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RAI and its subsidiaries.
Purchase Accounting
      RAI accounts for business combination transactions in accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 141, “Business Combinations.” SFAS No. 141 requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. Estimates of fair values for property, plant and equipment, trademarks and other identifiable intangibles are based on independent appraisals; pension and post-retirement obligations are based on actuarial studies; and other accounts are based on management’s best estimates using assumptions that are believed to be reasonable. In addition, depreciation of property, plant and equipment and amortization of trademarks and other intangibles with finite lives, are directly related to estimated fair values and estimated useful lives determined as of the acquisition date. The determination of fair values involves considerable estimation and judgment. Among other things, it requires developing forecasts of cash flows and discount rates for trademarks and other intangibles; selecting appropriate valuation bases and methodologies for property, plant and equipment; determining appropriate actuarial assumptions for pensions and post-retirement plans; and determining the number and timing of employees to be terminated or relocated and the associated costs. The value of goodwill and trademarks and other intangibles with indefinite lives will be subjected to annual impairment testing that could result in future impairment charges. Changes in the useful lives of property, plant and equipment, trademarks or other intangibles could impact depreciation or, in certain situations, impairment charges. For further information related to accounting of or the business combination, see note 1 to consolidated financial statements.
Tobacco-Related Litigation
      RAI and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is more than remote. RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.
      As discussed in note 13 to consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in its pending cases, and both RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR Tobacco expensed approximately $196,000 during 2003 for Kenyon v. R. J. Reynolds Tobacco Co., discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1, and during 2004 RJR Tobacco accrued $9 million as a pre-acquisition contingency related to the business combination for Boerner v. Brown & Williamson and $1 million for Eastman v. Brown & Williamson. However, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no other liability for tobacco-related litigation currently is recorded in RAI’s consolidated financial statements. RAI and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.
      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RAI. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries.
Settlement Agreements
      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements, RAI’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying consolidated statements of income were $2.2 billion in 2004, $1.9 billion in 2003 and $2.5 billion in 2002. RJR Tobacco estimates that its settlement charges will be approximately $2.5 billion in 2005, will exceed $2.5 billion in 2006 and will exceed $2.7 billion in 2007 and thereafter, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
Intangible Assets
      Intangible assets include goodwill, trademarks and other intangibles. Trademarks and other intangible assets are capitalized when acquired.
      As of January 1, 2002, RJR adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” See note 1 to consolidated financial statements for a discussion of the impact of the initial adoption of SFAS No. 142 on goodwill and trademarks and for additional impairment charges in connection with RAI’s ongoing application of SFAS No. 142.
      RAI generally engages an independent appraisal firm to assist it in determining the fair value of its reporting units and trademarks. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, the determination of the fair values of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.
      As a result of the competitive changes in the tobacco industry during 2003, and the business combination transactions in 2004, RJR and RAI initiated comprehensive changes in their strategies and cost structure. Management can not predict the impact that the current competitive environment and RAI’s strategic initiatives may have on the fair value of goodwill, trademarks and other intangibles in future periods.
Pension and Postretirement Benefits
      RAI sponsors a number of non-contributory defined benefit pension plans covering most of the employees of RAI and its subsidiaries, and also provide certain health and life insurance benefits for retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

      As part of the business combination transactions, RAI assumed certain pension and postretirement benefit obligations and the related assets of former B&W plans. The liability for the projected benefit obligation in excess of plan assets was recorded in accordance with SFAS No. 141, “Business Combinations.” All previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized transition obligation or asset existing at the date of the business combination were eliminated. As a result of the business combination, the pension benefit obligation and pension assets increased by $1.9 billion and $1.6 billion, respectively and the postretirement benefit obligation and postretirement assets increased by $621 million and $312 million, respectively.
      Pension expense is determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Postretirement benefit expense is determined in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Because pension and other postretirement obligations will ultimately be settled in future periods, the determination of annual expense and liabilities is subject to estimates and assumptions. With the assistance of independent actuarial firms, RAI reviews these assumptions annually based on historic experience and expected future trends or coincidentally with a major event and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.
      Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” was included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets excludes deferred asset gains of $151 million and recognizes changes in fair value in a systematic and rational manner over five years. If the market value of assets had been used to determine pension expense, the impact would have been a decrease to the 2004 costs of $24 million. Approximately $14 million is attributable to the expected return on asset component of expense and $10 million is due to the gain/loss amortization component.
      The most critical assumptions and their sensitivity to change are presented below:
Assumptions:

	Pension		Postretirement
	Benefits		Benefits		All Plans
	2004		2004		2003

Weighted-average assumption used to determine benefit obligations at December 31:
Discount rate	6.05%		6.05%		6.15%
Rate of compensation increase	4.77%		4.79%		5.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.15%/6.27%	(1)	6.15%/6.45%	(2)	6.40%/6.50%	(3)
Expected long-term return on plan assets	8.79%		8.50%		9.00%
Rate of compensation increase	4.77%		4.79%		5.00%

(1)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.

(2)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.

(3)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from September 1, 2003 to December 31, 2003, to reflect the impact of the 2003 restructuring plan.

      The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) active management excess return expectations to the extent asset classes are actively managed.
Assumption Sensitivity:
      Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease

	Pensions	Postretirement	Pensions	Postretirement
	Plans	Plans	Plans	Plans

Effect on net periodic benefit cost	$(9)	$(2)	$7	$2
Effect on projected benefit obligation	(495)	(127)	564	144
A one-percentage-point change in assumed asset return would have the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease

	Pensions	Postretirement	Pensions	Postretirement
	Plans	Plans	Plans	Plans

Effect on net periodic benefit cost	$(28)	$(1)	$28	$1
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
      During 2003, plan assets increased $391 million, as a result of the favorable 2003 equity market performance, partially offset by benefit payments. Pension benefit obligations increased during 2003 greater than expected due to a decline in discount rates. However, at December 31, 2003, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $750 million.
      During 2004, pension plan assets increased $1.9 billion, primarily due to the addition of $1.6 billion assets assumed in the business combination and as a result of the favorable 2004 equity market performance, partially offset by benefit payments. The pension benefit obligation increased $2.1 billion, primarily due to the addition of $1.9 billion for the former B&W plans and the decline in discount rates, partially offset by benefit payments. However, at December 31, 2004, the pension benefit obligation exceeded the fair value of plan assets by $956 million.
      During 2004, RAI assumed $312 million for postretirement plan assets in the business combination. The postretirement benefit obligation increased by $605 million, primarily due to the addition of $621 million for the former B&W plans, partially offset by benefit payments. At December 31, 2004, the postretirement benefit obligation exceeded the fair value of plan assets by $1.1 billion. RAI does not expect to pre-fund any additional postretirement benefit obligations in the future.
      Pension expense in 2005 is expected to be within a range of $100 million to $115 million, compared with expense of $81 million in 2004, primarily due to the lower discount rate of 6.05%. Postretirement benefit expense in 2005 is expected to be within a range of $60 million to $75 million, compared with expense of $67 million in 2004, primarily due to the lower discount rate of 6.05%.
      The amount by which the pension benefit obligation exceeds the fair value of the plan assets could increase to the extent of a decline in the fair value of plan assets, as well as adverse changes in actuarial assumptions, including a reduction in the discount rate used to calculate the pension benefit obligation.

      RAI expects to contribute $208 million to its pension plans in 2005. Additional cash funding may be made in the future. RAI expects payments related to its postretirement plans to be $70 million in 2005.
      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Act. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. RAI sponsors retiree medical programs, which include coverage for prescription drugs. RJR deferred financial recognition of this legislation until 2004, which was permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”
      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” referred to as FSP 106-2. RAI adopted FSP 106-2 in the third quarter of 2004 and as a result, net postretirement health-care costs were reduced approximately $4 million. The Accumulated Postretirement Benefit Obligation was reduced approximately $82 million for the federal subsidy related to benefits attributed to past service. This includes $38 million for the former B&W plans that is reflected in the benefit obligation assumed in the business combination. As additional information becomes available regarding how to determine and collect the Medicare Part D subsidy, RAI will review and possibly update these amounts.
      Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension plan assets have declined due to the overall decline in the capital markets, and pension and postretirement liabilities have increased as a result of the decline in the discount rate. These changes have resulted in charges to comprehensive income. These changes are expected to result in additional pension expense in future years and may also require additional cash funding of the pension obligations in the future. Additionally, postretirement expense is expected to decrease due to changes in plan benefits, partially offset by expected declines in the discount rate.
      Plan assets are invested using a combination of active and passive investment strategies. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases (equity investments), and interest rate bets (fixed income investments) against related benchmark indices, while focusing primarily on issue selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Investment managers are monitored to evaluate performance against these benchmark indices and targets.
      Allowable investment types include U.S. equity, non-U.S. equity, fixed income, real estate, private equity investment and hedge funds. The U.S. equity fund is composed of common stocks of large, medium and small companies, which are predominantly U.S. based. The non-U.S. equity fund includes equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. The fixed income fund (debt securities) includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate includes publicly traded real estate investment trust securities. The hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income.
      For pension assets, futures are used to equitize cash held by investment managers in order to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.

      The target pension asset allocation is 43% U.S. equity investments, 18% non-U.S. equity investments, 26% fixed income investments, 8% hedge fund investments, 4% real estate and 1% other, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
      The target postretirement asset allocation is 43% U.S. equity investments, 17% non-U.S. equity investments, 27% fixed income investments, 8% hedge fund investments and 5% real estate, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
      Subsequent to the business combination, RAI will review the target asset allocations with respect to the former B&W plan assets in combination with the RAI plan assets.
      RAI’s pension plans weighted-average asset allocations at December 31, 2004, and 2003, by asset category were as follows:

	Plan Assets at December 31,

	Pensions
			Postretirement
Asset Category	2004	2003	2004

U.S. equity securities	44%	46%	43%
Non U.S. equity securities	20%	22%	17%
Debt securities	24%	21%	27%
Hedge funds	9%	9%	8%
Real estate	3%	—	5%
Other	—	2%	—

Total	100%	100%	100%

Restructuring and Asset Impairment Charges
      RJR and RJR Tobacco recorded charges related to workforce reductions, asset impairments and associated exit costs during 2003 and 2002. The workforce reduction charges were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88. The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. The asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to estimate the fair value of assets to be disposed.
      On January 1, 2003, RJR adopted SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity’s commitment to an exit plan, in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”
      During 2004, RJR Tobacco recorded restructuring accruals concerning the business combination, related to workforce reductions and exit costs. Accruals related to the business combination were recorded in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
      These restructuring charges were based on management’s best estimate at the time of the restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, would be recorded as an adjustment to operating income.
Merchandising Fixtures
      In response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization in the fourth quarter of 2002. During the second quarter of 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were lower than RJR Tobacco’s original expectations. As a result, RJR Tobacco significantly reduced further replacement of its merchandising fixtures and ceased accelerated amortization. Amortization of merchandising fixtures during 2003 was $66 million, of which $21 million was accelerated amortization, compared with 2002 amortization expense of $96 million, of which $43 million was accelerated amortization. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during 2003 and $0.29 per basic and diluted share during 2002.
      In response to marketplace activity, during the fourth quarter of 2003, RJR Tobacco changed its strategy related to replacement of merchandising fixtures and transferred its ownership to the cigarette retailers, resulting in an impairment charge of $106 million. RJR Tobacco no longer provides merchandising fixtures to cigarette retailers.
Revenue Recognition
      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria are generally met when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold. Certain sales incentives, including coupons, buydowns and slotting allowances, are classified as reductions of net sales in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” With respect to estimated amounts of consideration that will be claimed by customers, costs are recognized at the latter of the date at which the related revenue is recognized or the date at which the sales incentive is offered.
      Given the nature of the business of RAI’s operating subsidiaries, revenue recognition practices contain no significant estimates that could materially affect their results of operations.
Accounting for Returned Goods
      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco accepts only returns of unintentionally damaged products. During the second quarter of 2003, all retail returns other than unintentionally damaged products were suspended. Returns other than unintentionally damaged products shipped from wholesalers under the previous return policy were last accepted during the third quarter of 2003.
      Reflecting the results of the revised returned goods policy, the returned goods reserve was reduced $96 million and benefited net income $0.69 per basic and diluted share during the year ended December 31, 2003.
      During the fourth quarter of 2004, RJR Tobacco announced its intention to accept returned goods that will result directly from its new brand portfolio strategy. A returned goods accrual of $38 million was recorded for these expected returns, adversely impacting net income $0.21 per basic and diluted share for the year ended December 31, 2004.
Income Taxes
      Tax law requires certain items to be included in taxable income at different times than as required for book reporting purposes under SFAS No. 109, “Accounting for Income taxes.” These differences may be permanent or temporary in nature.
      To the extent a book and tax difference is permanent in nature, that is, the financial treatment differs permanently from the tax treatment under SFAS No. 109, the tax effect of this item is reflected in RAI’s effective income tax rate.
      RAI determines its annual effective income tax rate based on forecasted pre-tax book income and forecasted permanent book and tax differences. The rate is established at the beginning of the year and it is evaluated on a quarterly basis. Any changes to the forecasted information or any resolution of an audit with taxing authorities may cause the effective rate to be adjusted. Any required adjustments are made on a prospective basis for the remaining quarters in the year.

      To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established as required under SFAS No. 109. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes it is more likely than not that the deferred tax assets will be realized. To the extent a deferred tax liability is established under SFAS No. 109, it is recorded, tracked and once it becomes currently due and payable, it is paid to the taxing authorities.
      During 2004 and 2003, RAI and RJR Tobacco reached agreements with the IRS for open items from prior years, resulting in the resolution of certain tax matters. These resolutions reduced income tax expense by $126 million and $169 million, respectively. During 2004 and 2003, favorable adjustments of $45 million and $121 million, respectively, were recorded to extraordinary gain; and a favorable adjustment of $106 million in 2003 was recorded to the gain on discontinued operations.
      The financial statements currently reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Recent Accounting Developments
      In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas the SFAS No. 151 requires these costs to be recognized in income as incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005, with earlier application permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.
      Also in December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. RAI has not yet determined the impact that adoption of these Staff Positions may have on its financial position, results of operations or cash flows. For further information regarding potential impacts, see note 11 to consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows as all outstanding stock options are fully vested. For further information on stock plans, see note 16 to consolidated financial statements.

Results of Operations
2004 Compared with 2003

	For the Twelve Months Ended
	December 31,

	2004	2003	% Change

Net sales (1)	$6,437	$5,267	22.2%
Cost of products sold (1) (2)	3,872	3,218	20.3%
Selling, general and administrative expenses	1,455	1,327	9.6%
Amortization expense	24	—	—
Fixture impairment	—	106	—
Restructuring and impairment charges	5	368	NM (3)
Goodwill and trademark impairment charges	199	4,089	NM (3)

Operating income (loss)	$882	$(3,841)	—

(1)	Excludes excise taxes of $1,850 million and $1,572 million for the years ended December 31, 2004 and 2003, respectively.
(2)	Includes settlement expense of $2,183 million, after elimination of MSA Phase II growers’ liability of $69 million, and $1,934 million for the years ended December 31, 2004 and 2003, respectively. Includes federal tobacco buyout expense of $70 million during 2004.
(3)	Percent change is not meaningful.
      Net sales for the year ended December 31, 2004, increased $1,170 million from the comparable prior year, primarily due to increased volume of $1,108 million, driven by the acquired operations and slightly higher pricing due to lower promotional spending. RAI’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
      Domestic cigarette shipment volume, in billions of units, for RAI’s operating segments including acquired operations since July 30, 2004, shown in the 2005 brand designations, were as follows:

	For the Twelve Months
	Ended December 31,

	2004	2003	% Change

RJR Tobacco investment brands:
CAMEL excluding Regular	21.6	20.0	8.1%
KOOL	4.9	—	NM
RJR Tobacco selective support brands:
DORAL	18.3	21.2	(13.8)%
WINSTON	14.8	15.7	(5.5)%
SALEM	8.9	9.3	(4.6)%
PALL MALL Savings	2.5	—	NM
RJR Tobacco non-support brands	20.6	13.8	49.3%
RJR Tobacco total full-price	57.0	49.7	14.5%
RJR Tobacco total savings	34.6	30.3	14.5%

RJR Tobacco total domestic	91.6	80.0	14.5%
Other	2.4	2.3	7.5%

RAI total domestic	94.0	82.3	14.3%

Industry (1):
Full-price	274.4	276.1	(0.6)%
Savings	119.5	125.2	(4.5)%

Industry total domestic	393.9	401.3	(1.8)%

(1)	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect revised methodology adopted to better estimate industry volume.

      RJR Tobacco’s full-year total domestic shipment volume increased 14.5% reflecting the impact of the business combination offset in part by the underlying declines in consumption, or retail sales to consumers.
      Shipments in the full-priced tier remained at 62.2% of RJR Tobacco’s total domestic shipments during each of 2004 and 2003. Industry full-price shipments as a percentage of total domestic shipments increased to 69.7% in 2004 from 68.8% in 2003.
      The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio had been combined as of the beginning of the periods. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI were:

	For the Twelve
	Months Ended
	December 31,		Share
			Point
	2004	2003	Change

RJR Tobacco investment brands:
CAMEL excluding Regular	6.28%	5.94%	0.34
KOOL	2.80%	2.86%	(0.06)
RJR Tobacco selective support brands:
DORAL	4.98%	5.54%	(0.56)
WINSTON	4.16%	4.49%	(0.33)
SALEM	2.59%	2.54%	0.05
PALL MALL Savings	1.49%	1.15%	0.34
RJR Tobacco non-support brands	8.52%	9.57%	(1.05)

RJR Tobacco total domestic	30.82%	32.09%	(1.27)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.
      During 2004, CAMEL’s filtered styles continued to grow based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. Initiatives launched in prior years to actively market CAMEL’s three distinct product families — Classic, Turkish and Exotic Blends — also contributed to the brand’s performance in 2004.
      KOOL’s 2001 repositioning has maintained its appeal among adult menthol smokers and provides potential for future growth. KOOL experienced some softness during mid-year 2004 due to increased competition in the menthol category, but improved its performance in the fourth quarter, and its share was relatively stable for the full year.
      The combined share of market on the investment brands during 2004 showed improvement over 2003. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. This decline was partially driven by RJR Tobacco’s strategic shifts in 2003 on WINSTON, DORAL and private label brands. SALEM’s share was relatively stable in 2004, reflecting results of its 2003 repositioning, and PALL MALL savings has increased share attributable to increased consumer acceptance and its savings brand price position.
      RJR Tobacco’s full-price share position of 18.6% of the market in 2004 declined 0.40 share points from 2003. RJR Tobacco’s savings share position of 12.2% of the market in 2004 declined 0.87 share points from 2003.
      Cost of products sold increased $654 million from 2003 primarily due to acquired operations. MSA expenses were $2.2 billion in 2004, after elimination of MSA Phase II growers’ liability of $69 million, and are expected to be approximately $2.5 billion in 2005, subject to adjustment for changes in volume and other factors. In addition, the 2004 cost of products sold included $70 million related to the federal tobacco quota buyout legislation, which is expected to be approximately $270 million in 2005. For more information related to the MSA, see note 13 to consolidated financial statements, and for more information related to the tobacco quota buyout legislation, see “— Governmental Activity” and note 13 to consolidated financial statements.
      Selling, general and administrative expenses of $1,455 million during 2004 increased $128 million, compared with 2003, primarily due to additional costs related to acquired operations, integration costs, $33 million growers’ settlement and $17 million related to a California settlement. These increases were partially offset by lower overall marketing expense, the elimination of fixture amortization and lower legal expense.
      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During 2004 and 2003, RJR Tobacco’s product liability defense costs were $115 million and $144 million, respectively. The decrease in product liability defense costs in 2004 compared with 2003 was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in 2004 compared with 2003.
      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “Litigation Affecting the Cigarette Industry — Overview” in note 13 to consolidated financial statements:

•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims;

•	MSA-Enforcement and Validity;

•	Asbestos Contribution; and

•	Antitrust cases.
      “Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to the Council for Tobacco Research — U.S.A., Inc. which funds are used primarily by the CTR to fund its legal defense costs.
      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry — Overview” in note 13 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 13 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2005.
      RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
      Amortization expense of $24 million in 2004 includes $18 million relating to the acquired intangibles for contract manufacturing, customer contracts, consumer database and patents and $6 million trademark amortization relating to several definite-lived, non-support brands. For additional information, see note 2 to consolidated financial statements.
      Fixture impairment charges of $106 million in 2003 were non-cash charges related to transfer of ownership of RJR Tobacco’s retail merchandising fixtures to cigarette retailers and reflect the elimination of the carrying value of the fixtures. As a result of this transfer, no further amortization is required. During 2003, amortization related to the fixtures was $66 million.
      Restructuring and impairment charge adjustments resulted in net additional charges of $38 million relating to the 2002 restructuring partially offset by net reversals of $33 million relating to the 2003 restructuring.
      The components of the 2003 restructuring and impairment charges, recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	$75	$—	$—	$75

      During 2003, in response to continuing challenges of an intensely competitive environment, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers, and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.
      After examining the results of a pilot program during the first quarter of 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance and related benefits of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004. During the remainder of 2004, $27 million, or $16 million after tax, was reversed from the severance portion of the restructuring charge, reflecting less-than-expected workforce reductions, primarily in manufacturing and sales.
      After the adjustments during 2004, the workforce reduction will be approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.

      The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of December 31, 2004, $150 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the consolidated balance sheet as of December 31, 2004, $59 million is included in other current liabilities and $16 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans. Cost savings related to the 2003 restructuring charges were $202 million during 2004, and are expected to be $254 million in 2005 and $259 million on an annualized basis thereafter.
      The components of the 2002 restructuring and impairment charges, recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	$4	$—	$2	$6

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.
      During the first quarter of 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of December 31, 2004.
      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of on-going negotiations in the fourth quarter that culminated in a letter of intent, a revaluation of the fair value of the non-tobacco businesses in the fourth quarter of 2004 resulted in additional impairment of $40 million. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and RJR Tobacco expects to complete the sale of the remaining business during the first half of 2005.
      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.
      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of December 31, 2004, $50 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the consolidated balance sheet as of December 31, 2004, $5 million is included in other current liabilities and $1 million is included in other noncurrent liabilities. Cost savings related to the 2002 restructuring charges were $59 million during 2004 and are expected to be $60 million on an annualized basis.
      Goodwill and trademark impairment charges of $199 million were incurred in 2004 compared with $4,089 million incurred during 2003. In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, impairment occurred on five of RJR Tobacco’s non-investment brands, primarily WINSTON, SALEM and DORAL. The impairment primarily reflects RJR Tobacco’s decision in the fourth quarter of 2004, in conjunction with the implementation of the brand strategies resulting from the business combination, to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded impairment charges of $199 million, or $120 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets, as goodwill and trademark impairment charges in the 2004 consolidated income statement and had no impact on cash flows. In addition, the extent of the sales decline projected for certain brands that will no longer receive marketing support indicated that a definite life is probable. As a result, the carrying values of these brands are being amortized over their remaining lives, which range from 5 to 11 years.
      In 2003, in response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. In conjunction with these events, RJR Tobacco tested its trademarks and goodwill for impairment. The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, or $197 million after tax, in the third quarter of 2003. This charge was based on the excess of the brands’ carrying values over their estimated fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. This impairment charge was included in goodwill and trademark impairment charges in the consolidated statements of income, as a decrease in the carrying value of trademarks in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.
      For the purpose of testing goodwill, the fair value of RJR Tobacco was determined by an independent appraisal firm, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate was based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation, in accordance with SFAS No. 142, indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Preliminary estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.3 billion, and an impairment charge equal to that estimated excess was recognized in the third quarter of 2003. During the fourth quarter of 2003, RJR Tobacco completed its impairment measurement and recorded an additional $0.5 billion charge. These impairment charges were included in goodwill and trademark impairment charges in the consolidated income statements, as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.

      Interest and debt expense was $85 million for the year ended December 31, 2004, a decrease of $26 million from 2003. This decrease is primarily due to the repayment of $550 million and $191 million in debt in the second and third quarters of 2003, respectively.
      Other (income) expense, net was $2 million income in 2004 compared with $5 million in 2003. The decrease was primarily due to proceeds from a lease termination in 2003 of $10 million. Partially offsetting this decrease were improved earnings from the R. J. Reynolds-Gallaher International Sarl joint venture.
      Provision for (benefit from) income taxes was a provision of $202 million, or an effective rate of 24.4%, for the year ended December 31, 2004, compared with a benefit of $229 million, or an effective rate of 5.8%, in 2003. The 2004 provision was impacted mainly by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $126 million, offset in part by state tax and certain non-deductible items. The 2003 benefit included $169 million from a favorable resolution of prior years’ tax matters, offset primarily by the effect of non-deductible goodwill impairment. RAI expects its effective tax rate to approximate 38.5% in 2005.
      A favorable impact on the 2005 effective tax rate is expected due to legislative provisions that allow for a deduction relating to taxable income from qualified production activities. The amount of favorable impact may vary based on transition rules and the future income mix.
      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to JTI. During 2004 and 2003, these transactions included $12 million and $16 million, respectively, of after-tax reversals of indemnification accruals. During 2003, these transactions also included $106 million related to favorable resolution of tax matters. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.
      Extraordinary items included a gain of $49 million in 2004 and $121 million in 2003 related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition was $1.6 billion.
2003 Compared with 2002

	For the Twelve Months Ended
	December 31,

	2003	2002	% Change

Net sales (1)	$5,267	$6,211	(15.2)%
Cost of products sold (1) (2)	3,218	3,732	(13.8)%
Selling, general and administrative expenses	1,327	1,463	(9.3)%
Fixture impairment	106	—	—
Restructuring and impairment charges	368	224	64.3%
Goodwill and trademark impairment charges	4,089	13	—

Operating income (loss)	$(3,841)	$779	—

(1)	Excludes excise taxes of $1,572 million and $1,751 million for the years ended December 31, 2003 and 2002, respectively.

(2)	Includes settlement expense of $1,934 million and $2,514 million for the years ended December 31, 2003 and 2002, respectively.
      Net sales for the year ended December 31, 2003 decreased $944 million from the comparable prior year due to $989 million lower overall volume and $113 million increased promotional spending, net of higher pricing, partially offset by a benefit of $96 million related to RJR Tobacco’s change in returned goods policy. RJR’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

      Shipment volume in the domestic category for RJR’s operating segments, in billions of units, included:

	For the Twelve Months
	Ended December 31,

			%
	2003	2002	Change

RJR Tobacco key brands:
CAMEL excluding Regular	20.0	22.1	(9.5)%
SALEM	9.3	9.5	(1.6)%
Base WINSTON	15.5	17.9	(13.5)%
DORAL	21.2	24.6	(13.7)%
RJR Tobacco total full-price	49.7	55.5	(10.3)%
RJR Tobacco total savings	30.3	35.1	(13.8)%

RJR Tobacco total domestic (1)	80.0	90.6	(11.7)%
Santa Fe total domestic	1.2	1.0	12.5%

RJR total domestic (1)	81.2	91.6	(11.4)%

Industry (2):
Full-price	274.5	284.8	(3.6)%
Savings	96.9	106.6	(9.2)%

Industry total domestic	371.4	391.4	(5.1)%

(1)	Excludes Puerto Rico and certain other U.S. territories’ volume.
(2)	The source of industry data is MSAi as originally reported. These data may not include all shipments of some manufacturers that MSAi was unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not have fully included deep-discount volume. MSAi subsequently utilizes a revised methodology adopted to better estimate industry volume.
      RJR Tobacco’s full-year total domestic shipment volume declined 11.7% due to underlying declines in consumption, or retail sales to consumers, and shifts in trade inventory levels.
      Shipments in the full-priced tier increased to 62.2% of RJR Tobacco’s total domestic shipments during 2003 as compared with 61.2% in 2002. Industry full-price shipments as a percentage of total domestic shipments increased to 73.9% in 2003 from 72.8% in 2002.
      Retail share of market as a percentage of total retail sales of RJR’s operating segments according to data from IRI were:

	For the Twelve
	Months Ended
	December 31,
			Share
			Point
	2003	2002	Change

RJR Tobacco key brands:
CAMEL excluding Regular	5.94%	5.69%	0.25
SALEM	2.54%	2.41%	0.13
Base WINSTON	4.42%	4.57%	(0.15)
DORAL	5.54%	5.86%	(0.32)
RJR Tobacco total domestic	22.52%	22.93%	(0.41)
Santa Fe total domestic	0.29%	0.26%	0.03
      In 2003, RJR Tobacco’s full-price share position of 14.24% of the market, was relatively level with 2002 at 14.20%. Full-price share performance was based on the growth of RJR Tobacco’s focus brands — CAMEL and SALEM, which posted a combined full-year gain of 0.38 share points — more than offsetting declines in other full-price brands.

      In 2003, CAMEL’s filtered styles posted a gain of 0.25 share points, on the strength of CAMEL’s Classic and Turkish families. SALEM has shown steady momentum since its “Stir the Senses” re-launch in April 2003, gaining 0.38 share points since the first quarter through the fourth quarter of 2003. SALEM has posted increases in both its Green Label and Black Label styles, with growth coming from competitive switching and increased franchise loyalty. Base WINSTON and DORAL retail share of market declined in 2003, reflecting competitive pricing pressures on their price-sensitive, adult, franchise smokers.
      Santa Fe’s NATURAL AMERICAN SPIRIT brand delivered higher volume, share and profits in 2003 compared to 2002.
      Cost of products sold decreased $514 million from 2002 primarily due to $580 million lower MSA costs, and to a much lesser extent, lower promotional product and volume-related manufacturing costs, partially offset by the adverse impact of LIFO expense of $69 million. MSA expenses were $1.9 billion in 2003. For more information related to the MSA, see note 13 to consolidated financial statements.
      Selling, general and administrative expenses of $1,327 million during 2003 decreased $136 million, compared with 2002, primarily due to lower overall marketing expense. The decrease in marketing expense, net of an $80 million increase in advertising expense, was the result of the strategic marketing changes initiated during 2003. The decreases in SG&A were partially offset by $14 million fixed general expense, including higher special compensation and benefits and higher selling, general and administrative expenses of entities acquired in 2002, partially offset by lower legal expenses.
      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During 2003 and 2002, RJR Tobacco’s product liability defense costs were $144 million and $192 million, respectively. The decrease in product liability defense costs was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in 2003 compared with 2002.
      Fixture impairment charges of $106 million in 2003 were recorded in the fourth quarter of 2003. These non-cash charges related to transfer of ownership of RJR Tobacco’s retail merchandising fixtures to cigarette retailers and reflect the elimination of the carrying value of the fixtures. As a result of this transfer, no further amortization is required. During 2003 and 2002, amortization related to the fixtures was $66 million and $96 million, respectively.
      Restructuring and impairment charges of $368 million, or $224 million after tax, and $224 million, or $135 million after tax, were recorded during the years ended December 31, 2003 and 2002, respectively.
      Goodwill and trademark impairment charges of $4,089 million were incurred during 2003. In response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. In conjunction with these events, RJR Tobacco tested its trademarks and goodwill for impairment.
      The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, $197 million after tax, in the third quarter of 2003.
      For the purpose of testing goodwill, the valuation, in accordance with SFAS No. 142, indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.8 billion, and an impairment charge equal to that excess was recognized in 2003.
      Interest and debt expense was $111 million for the year ended December 31, 2003, a decrease of $36 million from 2002. This decrease is primarily due to the repayment of $741 million in debt in 2003, and to a lesser extent, lower interest rates in 2003.

      Interest income decreased $33 million in 2003 compared with the prior year due to a lower average cash balance combined with lower interest rates.
      Other (income) expense, net included $5 million of income in 2003 compared with $11 million of expense in the prior-year period. The change was primarily due to $10 million in proceeds from a lease termination in the first quarter of 2003.
      Provision for (benefit from) income taxes was a benefit of $229 million, or an effective rate of 5.8%, for the year ended December 31, 2003, compared with a provision of $265 million, or an effective rate of 38.8%, in 2002. The 2003 benefit included $169 million from a favorable resolution of prior years’ tax matters; however, the effective rate was offset primarily by non-deductible goodwill impairment. The effective tax rate in 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.
      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to JTI. During 2003, these transactions included a $106 million favorable resolution of tax matters. During 2003 and 2002, these transactions included $16 million and $40 million, respectively, of after-tax reversals of indemnification accruals. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.
      Extraordinary items included a gain of $121 million related to the favorable resolution of tax matters related to the acquisition of NGH in 2000. Including this adjustment, the net after-tax gain on the acquisition was $1.6 billion.
Liquidity and Financial Condition
Liquidity
      At present, the principal sources of liquidity for RAI’s operating subsidiaries’ business and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that, when combined with RJR’s cash balance, will enable RJR to make its required debt-service payments and to fund RAI to enable it to pay dividends to its shareholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, or accelerated declines in consumption, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.
      Contractual obligations as of December 31, 2004 were:

	Payments Due by Period

		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter

Long-term debt, exclusive of interest (1)	$1,584	$50	$828	$199	$507
Interest payments related to long-term debt (1)	332	84	111	71	66
Operating leases (2)	117	34	38	16	29
Non-qualified pension obligations (3)	41	6	12	11	12
Postretirement benefit obligations (3)	789	74	147	145	423
Service agreement (4)	6	4	2	—	—
Purchase obligations (5)	1,458	239	412	321	486
MSA and other state settlement obligations (6)	13,000	2,600	5,000	5,400	—
Federal tobacco buyout obligations (7)	2,400	340	540	540	980

Total cash obligations	$19,727	$3,431	$7,090	$6,703	$2,503

(1)	For more information about RJR’s long-term debt, see “— Debt” below and note 12 to consolidated financial statements.
(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment, see note 20 to consolidated financial statements.
(3)	For more information about RAI’s pension plans and postretirement benefits, see note 17 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years.
(4)	A service agreement related to the joint venture with Gallaher Group Plc provides for annual payments denominated in Great British pounds. For more information about the related joint venture, see note 14 to consolidated financial statements.
(5)	Purchase obligations include commitments to acquire tobacco leaf, leaf processing, media services, capital expenditures and software maintenance. The major component of the purchase obligations, although not believed to be incremental to previously anticipated leaf purchase needs, is the estimated value of the commitment to purchase leaf as a part of the settlement agreement reached in the DeLoach antitrust case, see note 13 to consolidated financial statements.
(6)	These obligations are not reasonably estimable beyond five years. For more information about RJR Tobacco’s settlement payments, see “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements.
(7)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and note 13 to consolidated financial statements.
      Commitments as of December 31, 2004 were:

	Commitment Expiration Period

		Less than	1-3
	Total	1 Year	Years

Standby letters of credit backed by revolving credit facility	$29	$28	$1

Total commitments	$29	$28	$1

Cash Flows
      Net cash flows from operating activities of $736 million in 2004 increased $155 million from 2003. This change is primarily due to higher net income, partially offset by the cash utilization of restructuring charges and funding of retirement benefits during 2004. Net cash flows from operating activities increased $92 million to $581 million in 2003, when compared with 2002. This change primarily reflects benefits related to income taxes and lower MSA tobacco settlement expenses partially offset by decreased revenues due primarily to decreased volume, and to a lesser extent, increased promotional expenses.
      The net cash flows from investing activities for 2003 and 2002 were adjusted to reflect the reclassification of auction rate notes from cash equivalents to short-term investments in the consolidated balance sheets. Net cash flows from investing activities were $260 million in 2004 compared with $641 million in 2003. This change is primarily due to the 2003 higher net proceeds from the sales of short-term investments and the liquidation of a trust which effectively defeased subordinated debentures that were acquired with NGH in 2000 and the net cash proceeds acquired in the 2004 business combination. Net cash flows from investing activities were $641 million in 2003 compared with a use of $901 million in 2002. Net cash flows from investing activities during 2003 included net proceeds from the sale of short-term investments and the liquidation of a trust. Net cash flows used in investing activities during 2002 included the net purchases of short-term investments, the 2002 acquisition of Santa Fe, net of cash acquired, and increased capital expenditures related to equipment replacements.
      Net cash flows used in financing activities were $467 million in 2004 compared with $1,122 million in 2003. This change is primarily due to the use of $741 million to repay notes that matured in 2003. Net cash flows used in financing activities were $1,122 million in 2003 compared with a use of $105 million in 2002.

This reduction is primarily due to the use of $741 million to repay notes that matured in 2003, compared with the $745 million cash proceeds provided from the issuance of notes in May 2002. This change is combined with decreased proceeds from the exercise of stock options and partially offset by the $436 million decrease in the repurchase of common stock.
Stock Repurchases
      From January through July 2004, at a cost of $28 million, RJR repurchased, and returned to treasury stock, 411,135 shares that were forfeited with respect to tax liability associated with certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan, referred to as the 1999 LTIP. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, were included in treasury stock in the consolidated balance sheets prior to July 30, 2004.
      Due to RAI’s incorporation in North Carolina, concurrent with the completion of the business combination transactions, treasury shares held by RJR were cancelled. RAI has continued to repurchase and cancel shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan, as successor plan to the 1999 LTIP. Additionally, to maintain B&W’s ownership level of 42%, RAI is required to repurchase and cancel shares, dependent upon certain stock issuances through September 2005. From August through December 2004, RAI repurchased 607,642 shares of its common stock at an aggregate cost of $43 million.
Dividends
      On February 2, 2005, RAI’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend will be paid on April 1, 2005 to shareholders of record as of March 10, 2005. On an annualized basis, the dividend rate is $3.80 per common share.
Capital Expenditures
      RJR Tobacco’s capital expenditures were $92 million, $70 million and $111 million in 2004, 2003 and 2002, respectively. The increase in 2004 reflects $23 million of capital expenditures that were incurred to integrate the operations of RJR Tobacco and the U.S. cigarette and tobacco business of B&W. The expenditures in 2002 included increased equipment replacements. RJR Tobacco plans to spend $120 million to $130 million for capital expenditures during 2005, funded primarily by cash flows from operations. This increase in 2005 is primarily due to merger related integration projects. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2004.
Debt
      RJR’s revolving credit facility with a syndicate of banks was amended and restated on July 30, 2004, and has a committed amount of $486 million through January 2007, provided that the guaranteed, secured notes due May 15, 2006, in the amount of $500 million, are refinanced on or prior to February 13, 2006. RJR can use the full facility to obtain loans or letters of credit, at its option.
      Certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, have guaranteed RJR’s obligations under the revolving credit facility and have pledged certain of their assets to secure their obligations under the facility. Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and Standard & Poor’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RAI and its subsidiaries have cash balances, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. At December 31, 2004, RJR had $29 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $457 million of the facility was available for borrowing.
      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2004.
      RJR’s $1.45 billion guaranteed, secured notes, unlike RJR’s other non-bank debt, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI. Because RJR and the guarantors, including RAI, have pledged certain of their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, secured notes, have also pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RAI and its subsidiaries.
      As of December 31, 2004, RJR had $139 million of unsecured notes outstanding, at fixed interest rates of 8.50% through 9.25%, due in 2005 through 2013.
      The estimated fair value of RJR’s long-term debt was $1.6 billion, $1.7 billion and $2.5 billion, with an effective average interest rate of 5.39%, 4.31% and 5.44%, as of December 31, 2004, 2003 and 2002, respectively. The fair values are based on available market quotes and discounted cash flows, as appropriate.
      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.
      RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by the indebtedness at December 31, 2004.
Litigation and Settlements
      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — Tobacco Buyout Legislation,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; “— Governmental Activity”; note 13 to consolidated financial statements; and Exhibit 99.1 to this report.

      Even though RAI’s management continues to conclude that, other than the Boerner case discussed in “Business — Litigation Affecting the Cigarette Industry” and note 13 to consolidated financial statements, the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.
      In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The combined cash payments made by RJR Tobacco and B&W under the MSA and the other state settlement agreements were $2.8 billion, $2.7 billion and $3.7 billion in 2004, 2003 and 2002, respectively. RJR Tobacco estimates these payments will exceed $2.6 billion in 2005, will exceed $2.5 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.
Governmental Activity
      The marketing, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	ban the sale of “flavored” cigarette brands;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
      In addition, in 2005, the U.S. Congress may consider legislation regarding:

•	further increases in the federal excise tax;

•	regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration;

•	amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of cigarettes over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning the delivery of cigarettes by the U.S. Postal Service.
      Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.
      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.03 per pack in Kentucky to $2.46 in Rhode Island. During 2004, nine states increased their excise taxes. These increases raised the weighted average state cigarette excise tax per pack from $0.70 at the beginning of 2004 to $0.79 on January 1, 2005. RJR Tobacco expects state excise taxes to increase even further in 2005 due to many states having budget shortfalls. Several states have pending legislation proposing excise tax increases.
      In 1964, the Report of the Advisory Committee to the Surgeon General of the U.S. Public Health Service concluded that cigarette smoking was a health hazard of sufficient importance to warrant appropriate remedial action. Since 1966, federal law has required a warning statement on cigarette packaging. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States. Cigarette advertising in other media in the United States is required to include information with respect to the “tar” and nicotine yield of cigarettes, as well as a warning statement.
      During the past four decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, the Smoking Education Act:

•	establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking;

•	requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis;

•	increases type size and area of the warning required in cigarette advertisements; and

•	requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients added to tobacco in the manufacture of cigarettes to the Secretary of Health and Human Services.
      The warnings currently required on cigarette packages and advertisements are:

•	“SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy;”

•	“SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health;”

•	“SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight;” and

•	“SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”
      Since the initial report in 1964, the Secretary of Health, Education and Welfare (now the Secretary of Health and Human Services) and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation.
      Legislation imposing various restrictions on public smoking also has been enacted in 49 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. In addition, educational and research programs addressing health care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking in scheduled passenger aircraft, and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers interstate. Certain common carriers have imposed additional restrictions on passenger smoking.
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
      Several states have enacted or have proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In September 2003, the Massachusetts Department of Public Health announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients-reporting requirement. (The United States Court of Appeals for the Second Circuit previously affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. Because MDPH withdrew its notice for a public hearing in November 2003, it is impossible to predict the final form any new regulations will take or the effect they will have on the business or results of operations of RJR Tobacco.
      On May 21, 1999, RJR Tobacco, B&W, Lorillard Tobacco Company and Philip Morris, Inc. filed lawsuits in the United States District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts attorney general regulations concerning the advertisement and display of tobacco products. The regulations went beyond those required by the MSA, and banned outdoor advertising of tobacco products within 1,000 feet of any school or playground, as well as any indoor tobacco advertising placed lower than five feet in stores within the 1,000-foot zone. The district court ruled against the industry on January 25, 2000, and the United States Court of Appeals for the First Circuit affirmed. The United States Supreme Court granted the industry’s petition for writ of certiorari on January 8, 2001, and ruled in favor of RJR Tobacco and the rest of the industry on June 28, 2001. The Supreme Court found that the regulations were preempted by the Federal Cigarette Labeling and Advertising Act, which precludes states from imposing any requirement or prohibition based on smoking and health with respect to the advertising or promotion of cigarettes labeled in conformity with federal law.
      In June 2000, the New York state legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004 to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. RAI’s operating companies that sell cigarettes in New York state have provided written certification to both the OFPC and the Office of the Attorney General for New York that each of their cigarette brand styles currently sold in New York has been tested and has met the performance standards set forth in the OFPC’s regulations. Design and manufacturing changes were made for cigarettes manufactured for sale in New York to comply with the standard. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale. Consequently, a domestic gray market has developed in cigarettes manufactured for sale abroad, but instead diverted for domestic sales that compete with cigarettes that RJR Tobacco manufactures for domestic sale. The U.S. federal government and all states, except Massachusetts, have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.
      Forty-four states have passed, and various states are considering, legislation to ensure nonparticipating manufacturers, referred to as NPMs, under the MSA are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state. Early efforts to enact legislation, from 2001 to early 2002, resulted in a range of NPM laws, some containing only minimal requirements. However, once the National Association of Attorneys General, referred to as NAAG, became involved in the legislative initiative, model “complementary” NPM language was developed and introduced in the states where either no NPM laws existed or where existing laws needed to be amended to bring them in line with the model language.
      Additionally, 37 states have enacted, and several other states are considering, legislation that closes a loophole in the MSA. The loophole allows nonparticipating manufacturers to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts. Following a challenge by NPMs, the United States District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.
      Finally, four states, Alaska, Michigan, Minnesota and Utah, have enacted “equity assessments” on NPMs’ products. This legislative initiative has not been endorsed by NAAG.
      Thirty-one states have passed and several additional states are considering statutes limiting the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six jurisdictions, Connecticut, Maine, Massachusetts, New Hampshire, Vermont and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.
      On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout is approximately $10.1 billion, payable over ten years. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 and scheduled to expire by the end of 2010 will be continued, but will be offset against the tobacco quota buyout obligations. RJR Tobacco’s annual payments for 2005 and thereafter were estimated to be approximately $135 million per year.
      RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. Accrued but unpaid MSA Phase II obligations will be reversed as the right to offset such obligations is triggered. Contingent liabilities for liquidation of quota tobacco stock will be recorded when an assessment is made. RJR Tobacco estimates that its overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to deducting permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program.
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment, of approximately $37 million. This decision has been appealed to the North Carolina Supreme Court. Any refund of amounts previously paid under the MSA will be recognized if, and when received.
      Total expense relating to the tobacco buyout for RAI’s operating subsidiaries recorded during the fourth quarter of 2004 was $70 million, which triggered RJR Tobacco’s reversal of $69 million of accrued but unpaid expense for the MSA Phase II obligations. RJR Tobacco expects to reverse $79 million of accrued but unpaid MSA Phase II obligations in 2005, primarily in the first quarter. For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see note 1 of consolidated financial statements.
      On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. Within a year of entering into force, a subsidiary body, the Conference of the Parties, will begin meeting to review national reports, provide further guidance on proper implementation of the treaty, initiate protocol negotiations and promote the mobilization of financial resources. Although the U.S. delegate to the World Health Organization voted for the treaty in May, 2003 and the Secretary for Health and Human Services signed the document in May 2004, it is not known whether the treaty will be signed by the President and sent to the U.S. Senate for ratification. Ratification of the treaty by the United States could lead to broader regulation of the industry.
      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.
      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — Tobacco Buyout Legislation,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; note 13 to consolidated financial statements; and Exhibit 99.1 to this report.
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
      For further discussion of environmental matters, see “Business — Environmental Matters” in Item 1 and note 13 to consolidated financial statements.
Other Contingencies and Guarantees
      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against either or both of RAI and RJR Tobacco could have an adverse effect on either or both of RAI and RJR Tobacco.
      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.
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
      In connection with the sale of the international tobacco business to JTI, on May 12, 1999, RJR and RJR Tobacco agreed to indemnify JTI against:

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that JTI or any of its affiliates, including the acquired entities, may incur after the sale with respect to any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by JTI or any of its affiliates arising out of certain activities of Northern Brands.
      On August 13, 2004, RJR Tobacco received written notice from JTI under these indemnification provisions that the Quebec Ministry of Revenue had:

•	issued a tax assessment for alleged unpaid duties, penalties and interest in an amount of $1.36 billion (Canadian) against JTI-Macdonald, Corp., a former affiliate of Northern Brands;

•	issued an order for the immediate payment of that amount; and

•	obtained an ex parte judgment to enforce the payment of that amount.
RJR Tobacco and JTI have different views regarding whether the current circumstances give rise to any indemnification obligation by RJR Tobacco. For further information about the JTI indemnification notice, see “Business — Litigation Affecting the Cigarette Industry — Other Litigation and Developments,” in Item 1. Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
      RJR Tobacco, Santa Fe and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The costs of such defense indemnifications have been, and are expected to be, insignificant. RJR Tobacco, Santa Fe and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they already are exposed to by virtue of their having manufactured those products.
      For further information related to the Northern Brands and related litigation and these guarantees, including probability and estimates of loss, see “Business — Litigation Affecting the Cigarette Industry — Accounting for Tobacco-Related Litigation Contingencies,” in Item 1.
      As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

      RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RAI has recorded liabilities totaling $96 million and $108 million as of December 31, 2004 and 2003, respectively.
Cautionary Information Regarding Forward-Looking Statements
      Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and the growth of deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs;

•	the ability to realize the benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	any potential costs or savings associated with realigning the cost structure of RAI and its subsidiaries;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the rating of RJR’s securities;

•	the ability to complete the sale of RJR Packaging, LLC, and any adverse impacts from the transition of operations to the buyers; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
      Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition,

RAI and its subsidiaries have exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in euros and British pounds. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 14 to consolidated financial statements for further information regarding financial instruments entered into by RAI or its operating subsidiaries.
      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at December 31, 2004.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors
Reynolds American Inc.:
We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, Reynolds American Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reynolds American Inc.’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Greensboro, North Carolina
February 28, 2005

Report of Management’s Responsibility for Financial Statements
      The financial statements presented in this report are the responsibility of management, and have been prepared in accordance with generally accepted accounting principles in the United States using, where appropriate, management’s best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that RAI’s assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.
      The audit committee of RAI’s board of directors is composed solely of outside, independent directors. It meets periodically with management, the internal auditors and the independent auditors, to discuss and address internal accounting control, auditing and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

/s/ Susan M. Ivey

Susan M. Ivey
President and Chief Executive Officer

/s/ Dianne M. Neal

Dianne M. Neal
Executive Vice President and
Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,

	2004	2003	2002

Net sales (1)	$6,196	$5,267	$6,211
Net sales, related party	241	—	—

	6,437	5,267	6,211
Costs and expenses:
Cost of products sold (1) (2)	3,872	3,218	3,732
Selling, general and administrative expenses	1,455	1,327	1,463
Amortization expense	24	—	—
Fixture impairment	—	106	—
Restructuring and asset impairment charges	5	368	224
Goodwill and trademark impairment charges	199	4,089	13

Operating income (loss)	882	(3,841)	779
Interest and debt expense	85	111	147
Interest income	(30)	(29)	(62)
Other (income) expense, net	(2)	(5)	11

Income (loss) from continuing operations before income taxes	829	(3,918)	683
Provision for (benefit from) income taxes	202	(229)	265

Income (loss) from continuing operations	627	(3,689)	418
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes (2004 — $6; 2003 — $97; 2002 — $22)	12	122	40

Income (loss) before extraordinary item and cumulative effect of accounting change	639	(3,567)	458
Extraordinary item — gain on acquisition	49	121	—
Cumulative effect of accounting change, net of $328 income taxes	—	—	(502)

Net income (loss)	$688	$(3,446)	$(44)

Basic income (loss) per share:
Income (loss) from continuing operations	$5.66	$(44.08)	$4.71
Gain on sale of discontinued businesses	0.11	1.46	0.45
Extraordinary item	0.44	1.45	—
Cumulative effect of accounting change	—	—	(5.66)

Net income (loss)	$6.21	$(41.17)	$(0.50)

Diluted income (loss) per share:
Income (loss) from continuing operations	$5.62	$(44.08)	$4.64
Gain on sale of discontinued businesses	0.11	1.46	0.44
Extraordinary item	0.44	1.45	—
Cumulative effect of accounting change	—	—	(5.57)

Net income (loss)	$6.17	$(41.17)	$(0.49)

Dividends declared per share	$3.80	$3.80	$3.73

(1)	Excludes excise taxes of $1,850 million, $1,572 million and $1,751 million during 2004, 2003 and 2002, respectively.
(2)	Includes settlement expense of $2,183 million, after elimination of MSA Phase II growers’ liability of $69 million, $1,934 million and $2,514 million during 2004, 2003 and 2002, respectively. Includes federal tobacco buyout expense of $70 million during 2004.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended December 31,

	2004	2003	2002

Cash flows from (used in) operating activities:
Net income (loss)	$688	$(3,446)	$(44)
Less income from discontinued operations	(12)	(122)	(40)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Cumulative effect of accounting change, net of income taxes	—	—	502
Fixture impairment	—	106	—
Restructuring and asset impairment charges	(151)	277	224
Payments related to acquisition restructuring	(86)	—	—
Goodwill and trademark impairment charges	199	4,089	13
Depreciation and amortization	153	151	184
Deferred income tax expense (benefit)	(142)	(470)	18
Extraordinary item — gain on acquisition	(49)	(121)	—
Other changes, net of acquisition effects, that provided (used) cash:
Accounts and notes receivable	(72)	29	5
Inventories	(61)	79	(56)
Accounts payable and accrued liabilities including income taxes and other working capital	82	(49)	(88)
Litigation bonds	10	(10)	(55)
Tobacco settlement and related expenses	137	83	17
Pension and postretirement	(56)	(18)	(194)
Other, net	96	3	3

Net cash flows from operating activities	736	581	489

Cash flows from (used in) investing activities:
Purchases of short-term investments	(4,569)	(3,345)	(3,407)
Proceeds from short-term investments	4,757	3,994	2,938
Purchases of long-term investments	(10)	—	—
Proceeds from long-term investments	1	—	—
Capital expenditures	(92)	(70)	(111)
Distribution from (investment in) equity investees	5	(36)	—
Acquisitions, net of cash acquired	204	(9)	(339)
Net proceeds from the sale of businesses	—	6	—
Proceeds from liquidation of trusts	—	99	—
Other, net	(36)	2	18

Net cash flows from (used in) investing activities	260	641	(901)

Cash flows from (used in) financing activities:
Repurchase of common stock	(71)	(75)	(511)
Dividends paid on common stock	(383)	(323)	(335)
Repayments of long-term debt	(56)	(741)	(43)
Proceeds from exercise of stock options	43	17	39
Proceeds from issuance of long-term debt	—	—	745

Net cash flows used in financing activities	(467)	(1,122)	(105)

Net change in cash and cash equivalents	529	100	(517)
Cash and cash equivalents at beginning of year	970	870	1,387

Cash and cash equivalents at end of year	$1,499	$970	$870

Income taxes paid, net of refunds	$360	$231	$203
Interest paid	$74	$99	$135
Tobacco settlement and related expense payments	$2,046	$1,826	$2,464
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$1,499	$970
Short-term investments	473	660
Accounts and notes receivable, net of allowance (2004 — $7; 2003 — $3)	102	67
Accounts receivable, related party	80	—
Inventories	1,265	684
Deferred income taxes	941	713
Prepaid expenses	212	153
Assets held for sale	52	84

Total current assets	4,624	3,331
Property, plant and equipment, at cost:
Land and land improvements	102	92
Buildings and leasehold improvements	667	636
Machinery and equipment	1,695	1,416
Construction-in-process	39	39

Total property, plant and equipment	2,503	2,183
Less accumulated depreciation	1,374	1,289

Property, plant and equipment, net	1,129	894
Trademarks, net of accumulated amortization (2004 — $487; 2003 — $481)	2,403	1,759
Goodwill	5,685	3,292
Other intangibles, net of $18 amortization	206	1
Other assets and deferred charges	381	400

	$14,428	$9,677

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$70	$36
Tobacco settlement and related accruals	2,381	1,629
Accrued liabilities and other	1,543	1,134
Current maturities of long-term debt	50	56
Liabilities related to assets held for sale	11	10

Total current liabilities	4,055	2,865
Long-term debt (less current maturities)	1,595	1,671
Deferred income taxes	805	806
Long-term retirement benefits	1,469	1,034
Other noncurrent liabilities	328	244
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2004 — 147,364,450; 2003 — 116,430,211)	—	1
Paid-in capital	8,682	7,377
Accumulated deficit	(2,061)	(2,469)
Accumulated other comprehensive loss — (cumulative minimum pension liability: 2004 — $(445); 2003 — $(462))	(445)	(462)
Unamortized restricted stock	—	(23)

	6,176	4,424
Less treasury stock (shares: 2004 — 0; 2003 — 31,326,603), at cost	—	(1,367)

Total shareholders’ equity	6,176	3,057

	$14,428	$9,677

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

				Accumulated
			Retained	Other
			Earnings	Comprehensive	Unamortized		Total	Comprehensive
	Common	Paid-In	(Accumulated	Income	Restricted	Treasury	Shareholders’	Income
	Stock	Capital	Deficit)	(Loss)	Stock	Stock	Equity	(Loss)

Balance at December 31, 2001	$1	$7,371	$1,593	$(121)	$(42)	$(776)	$8,026
Net loss	—	—	(44)	—	—	—	(44)	$(44)
Minimum pension liability, net of $258 tax benefit	—	—	—	(478)	—	—	(478)	(478)
Other	—	—	—	1	—	—	1	1

Total comprehensive loss	—	—	—	—	—	—	—	$(521)

Dividends — $3.73 per share	—	—	(332)	—	—	—	(332)
Stock options exercised	—	40	—	—	—	—	40
Tax benefit on stock options exercised	—	14	—	—	—	—	14
Restricted stock awarded	—	(28)	—	—	14	14	—
Restricted stock forfeited	—	4	—	—	9	(13)	—
Common stock repurchased	—	—	—	—	—	(511)	(511)

Balance at December 31, 2002	1	7,401	1,217	(598)	(19)	(1,286)	6,716
Net loss	—	—	(3,446)	—	—	—	(3,446)	$(3,446)
Minimum pension liability, net of $76 tax expense	—	—	—	137	—	—	137	137
Other	—	—	—	(1)	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	—	—	$(3,310)

Dividends — $3.80 per share	—	(81)	(240)	—	—	—	(321)
Stock options exercised	—	17	—	—	—	—	17
Tax benefit on equity awards	—	14	—	—	—	—	14
Restricted stock awarded	—	23	—	—	(23)	—	—
Restricted stock amortization	—	—	—	—	16	—	16
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	—	—	—	—	(75)	(75)

Balance at December 31, 2003	1	7,377	(2,469)	(462)	(23)	(1,367)	3,057
Net income	—	—	688	—	—	—	688	$688
Minimum pension liability, net of $10 tax expense	—	—	—	17	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	$705

Dividends — $3.80 per share	—	(162)	(280)	—	—	—	(442)
Stock options exercised	—	43	—	—	—	—	43
Tax benefit on equity awards	—	13	—	—	—	—	13
Restricted stock awarded	—	8	—	—	(8)	—	—
Restricted stock amortization	—	—	—	—	28	—	28
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	(43)	—	—	—	(28)	(71)
Acquisition transactions	(1)	1,443	—	—	—	1,401	2,843

Balance at December 31, 2004	$—	$8,682	$(2,061)	$(445)	$—	$—	$6,176

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Completed Business Combination Transactions
      Reynolds American Inc. was incorporated as a holding company in the state of North Carolina on January 5, 2004, and is listed on the NYSE under the symbol RAI. RAI was created to facilitate the transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R. J. Reynolds Tobacco Holdings, Inc., referred to as RJR.
      References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company. Concurrent with the completion of the combination transactions, RJR Tobacco became a North Carolina corporation, and an indirect, wholly owned operating subsidiary of RAI.
      Upon completion of the combination transactions on July 30, 2004, B&W owned 61,952,762 shares, or 42%, of RAI’s outstanding common stock. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share, based on the average closing price of RJR common stock during the five-day period beginning two days before and ending two days after the announcement on October 23, 2003, of the combination transactions. Previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, on a one-for-one basis, resulting in their ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of the B&W net assets by RJR for financial accounting purposes.
      As part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the Master Settlement Agreement, referred to as the MSA, and related agreements. The minimum working capital requirement, as defined in the combination transactions, was met and no additional cash was required. RJR Tobacco, and in certain instances, RAI, have agreed to indemnify B&W and certain of its subsidiaries for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RJR Tobacco at closing.
      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane Limited, referred to as Lane. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use DUNHILL and other BAT trademarks outside the United States.
      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent operating subsidiaries of RAI.
      The headquarters and operations of each of RAI and RJR Tobacco are located in Winston-Salem, North Carolina.
      RAI believes that the combination transactions will provide efficiencies and enhance RJR Tobacco’s ability to compete effectively in the U.S. market. The merger is expected to be accretive to earnings and provide value and return to RAI’s shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma results of operations of RAI for the years ended December 31, 2004 and 2003, assume that the acquisition occurred at the beginning of each of the periods presented. The pro forma amounts include certain adjustments, including amortization of finite-lived intangible assets acquired, interest expense and taxes. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	2004	2003

Net sales	$8,285	$8,365
Net income (loss) before extraordinary item	758	(3,436)
Net income (loss)	807	(3,315)
Earnings (loss) per share:
Basic:
Net income (loss) before extraordinary item	$5.16	$(23.59)
Net income (loss)	$5.50	$(22.76)
Diluted:
Net income (loss) before extraordinary item	$5.14	$(23.59)
Net income (loss)	$5.47	$(22.76)
The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows:

Current assets	$865
Property, plant and equipment	289
Trademarks	849
Goodwill	2,429
Other intangible assets	223
Other assets	20

Total assets acquired	4,675
Current liabilities	908
Long-term retirement benefits	642
Deferred income taxes	158
Other noncurrent liabilities	11

Total liabilities assumed	1,719

Net assets acquired	$2,956

      The goodwill resulting from the allocation of excess purchase price will be non-deductible for tax purposes, and was assigned to RJR Tobacco and Lane in the amounts of $2,289 million and $140 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides detail of the acquired intangible assets with their estimated useful lives. For 2004, total amortization expense relating to the acquired intangibles was $23 million.

Amortizable intangible assets:
Consumer database (useful life — 1 year)	$3
Customer contracts (useful life — 8 months)	16
Contract manufacturing (useful life — 10 years)	151
Trademarks (weighted-average amortization period — 9.7 years)	58
Technology-based (useful life — 5 years)	2

Total amortizable intangible assets	230	(1)
Indefinite-lived intangible assets:
Distribution agreements	51
Trademarks	791

	$1,072

(1)	The weighted-average amortization period is 9.1 years.
2004 Acquisition Restructuring Costs
      The components of the 2004 acquisition restructuring costs accrued and utilized were:

	Employee
	Severance	Relocation/
	and Benefits	Exit Costs	Total

Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	$111	$75	$186

      In connection with allocation of the cost of the business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices.
      As of December 31, 2004, $86 million of this amount had been paid. In the consolidated balance sheet as of December 31, 2004, $77 million is included in other current liabilities and $109 million is included in other noncurrent liabilities. No significant additional charges are expected to be capitalized as a cost of the acquisition.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
      The consolidated financial statements include the accounts of RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, RJR Tobacco, Santa Fe, Lane and R. J. Reynolds Global Products, Inc., referred to as GPI.
      The equity method is used to account for investments in businesses that RAI does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RAI does not have the ability to significantly influence operating and financial policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RAI has no investments in entities greater than 20% for which it accounts by the cost method, and has no investments in entities greater than 50% for which it accounts by the equity method. All material intercompany balances have been eliminated.
      The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI and the acquired operations of B&W and Lane subsequent to July 30, 2004. The $3.0 billion cost of the acquisition, including direct acquisition costs, has been allocated to certain assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
      In 2004 and 2003, RAI recorded an adjustment of $49 million and $121 million, respectively, to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.6 billion. Also during 2004, the resolution of certain prior years’ tax matters resulted in a reduction of income tax expense of $126 million.
      In 2004, an adjustment of $12 million was also recorded for after-tax reversals of indemnification accruals related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation, one of which was to reclassify $553 million in 2003 of investments in auction rate notes from cash equivalents to short-term investments in the consolidated balance sheet and to increase net cash flows from investing activities by $161 million in 2003 and increase net cash flows used in investing activities by $81 million in 2002 in the consolidated statements of cash flows. The reclassification did not impact net income, working capital or cash flows from operations as previously reported.
      All dollar amounts are presented in millions unless otherwise noted.
Cash Equivalents and Short-Term Investments
      Cash equivalents include money market funds, commercial paper and time deposits in major institutions with high credit ratings to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity. The appropriate classification of cash equivalents and short-term investments is determined at the time of purchase and the classification is reassessed at each reporting date. Short-term investments include investment pools and auction rate notes that are classified and accounted for as available-for-sale securities.
      Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in shareholders’ equity until realized. Interest income and amortization of premiums and discounts are included in interest income. Gains and losses on investment securities sold are determined based on the specific identification method and are included in other (income) expense, net. Unrealized losses that are other than temporary are recognized in net income. No securities are held for speculative or trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable
      Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:

Balance at December 31, 2001	$13
Reduction in allowance	(10)

Balance at December 31, 2002	3
Bad debt expense	2
Write-off of bad debt	(2)

Balance at December 31, 2003	3
Bad debt expense	1
Allowance for doubtful accounts acquired	4
Write-off of bad debt	(1)

Balance at December 31, 2004	$7

      Accounts and notes receivable as of December 31, 2004, include $22 million related to the refund of the California print advertising escrow, which was received by RJR Tobacco in January 2005. See note 13, “Commitments and Contingencies,” to consolidated financial statements, concerning this litigation.
Inventories
      Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method. The cost of work in process and finished goods includes materials, direct labor, and variable costs and overhead and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to curing requirements, are classified as current assets, consistent with recognized industry practice.
Long-lived Assets
      Long-lived assets, such as property, plant and equipment, trademarks and other intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of long-lived assets would be impaired if the best estimate of future undiscounted cash flows expected to be generated by the asset is less than the carrying value. If an asset is impaired, the loss is measured as the difference between estimated fair value and carrying value.
Property, Plant and Equipment
      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.
Intangible Assets
      Intangibles include goodwill, trademarks and other intangibles. Trademarks and other intangibles are capitalized when acquired.
      Trademarks and other intangible assets with indefinite lives and goodwill are not amortized, but are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of trademarks during the years ended December 31, 2003 and 2004 were:

	RJR Tobacco		Santa Fe	Lane

	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated

Balance as of January 1, 2003	$1,930		$155	$—	$2,085
Impairment included in operating income	(326)	—	—	—	(326)

Balance as of December 31, 2003	1,604	—	155	—	1,759
Trademarks acquired	766	58	—	25	849
Impairment included in operating income	(199)		—	—	(199)
Trademarks reclassified	(27)	27	—	—	—
Amortization expense	—	(6)	—	—	(6)

Balance as of December 31, 2004	$2,144	$79	$155	$25	$2,403

      The changes in the carrying amount of goodwill during the years ended December 31, 2003 and 2004 were:

	RJR
	Tobacco	Santa Fe	Lane	Consolidated

Balance as of January 1, 2003	$6,875	$215	$—	$7,090
Goodwill acquired	—	9	—	9
Impairment included in operating income	(3,763)	—	—	(3,763)
Adjustment due to resolution of pre-LBO tax matters	(44)	—	—	(44)

Balance as of December 31, 2003	3,068	224	—	3,292
Goodwill acquired	2,289	—	140	2,429
Adjustment due to resolution of pre-LBO tax matters	(36)	—	—	(36)

Balance as of December 31, 2004	$5,321	$224	$140	$5,685

      The changes in the carrying amount of other intangibles during the years ended December 31, 2003 and 2004 were:

	RJR Tobacco		Lane

	Indefinite	Finite	Indefinite
	Life	Life	Life	Consolidated

Balance as of January 1, 2003	$—	$1	$—	$1

Balance as of December 31, 2003	—	1	—	1
Intangibles acquired	16	172	35	223
Amortization expense	—	(18)	—	(18)

Balance as of December 31, 2004	$16	$155	$35	$206

      Amortization expense of trademarks and other intangible assets with definite lives is expected to be $41 million in 2005, $30 million in 2006 and $27 million in each of 2007, 2008 and 2009.
      For the initial application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002, was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis. However, the fair values of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
WINSTON, SALEM, VANTAGE, NOW and MORE, using an income approach, were less than their carrying values, which resulted in an $830 million, or $502 million after tax, impairment charge, reported as a cumulative effect of a change in accounting in 2002.
      In connection with the annual impairment testing in the fourth quarter of 2002, impairment occurred on two of RJR Tobacco’s non-key brands, VANTAGE and CENTURY. The related impairment testing indicated that the carrying amounts of these brands would not be recoverable through future undiscounted cash flows. Accordingly, RJR Tobacco recorded impairment charges of $13 million, $8 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as trademark impairment charges in the 2002 consolidated income statement and had no impact on cash flows.
      Primarily during the third quarter of 2003, in response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring. In conjunction with these events, RJR Tobacco tested its trademarks and goodwill for impairment. The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, $197 million after tax, in the third quarter of 2003. This charge was based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. This impairment charge was included in goodwill and trademark impairment charges in the consolidated statements of income, as a decrease in the carrying value of trademarks in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.
      For the purpose of testing goodwill, the fair value of RJR Tobacco was based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate was based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Preliminary estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.3 billion, and an impairment charge equal to that estimated excess was recognized in the third quarter of 2003. During the fourth quarter of 2003, RJR Tobacco completed its impairment measurement and recorded an additional $0.5 billion charge, primarily due to finalized appraisal values of property, plant and equipment. These impairment charges were included in goodwill and trademark impairment charges in the consolidated income statements and as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.
      In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, impairment occurred on five of RJR Tobacco’s non-investment brands, primarily WINSTON, SALEM and DORAL. The impairment primarily reflects RJR Tobacco’s decision in the fourth quarter of 2004, in conjunction with the implementation of the brand strategies resulting from the business combination with B&W, to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded impairment charges of $199 million, $120 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets, as goodwill and trademark impairment charges in the 2004 consolidated income statement and had no impact on cash flows. In addition, the extent of the sales decline projected for certain brands that will no longer receive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
marketing support indicated that a definite life is probable. As a result, these brands, with carrying values of $27 million after 2004 impairment charges, are being amortized over their remaining lives, which range from 5 to 11 years, consistent with the pattern of economic benefits estimated to be received.
      The goodwill acquired by Santa Fe is attributable to its acquisition of the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH, in April 2003.
Accounting for Returned Goods
      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco will accept only returns of unintentionally damaged products. During the second quarter of 2003, all retail returns other than unintentionally damaged products were suspended. Returns other than unintentionally damaged products shipped from wholesalers under the previous return policy were last accepted during the third quarter of 2003. Reflecting the results of the revised returned goods policy, the returned goods reserve was reduced $96 million and benefited net income $0.69 per basic and diluted share during the year ended December 31, 2003.
      During the fourth quarter of 2004, RJR Tobacco announced its intention to accept returned goods that will result directly from its new brand portfolio strategy. A returned goods accrual of $38 million was recorded for these expected returns, adversely impacting net income $0.21 per basic and diluted share for the year ended December 31, 2004.
Merchandising Fixtures
      In response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization in the fourth quarter of 2002. During the second quarter of 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were lower than RJR Tobacco’s original expectations. As a result, RJR Tobacco significantly reduced further replacement of its merchandising fixtures and ceased accelerated amortization. Amortization of merchandising fixtures during 2003 was $66 million, of which $21 million was accelerated amortization, compared with amortization expense of $96 million, of which $43 million was accelerated amortization, for 2002. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during 2003 and $0.29 per basic and diluted share during 2002.
      In response to marketplace activity, during the fourth quarter of 2003, RJR Tobacco changed its strategy related to replacement of merchandising fixtures and transferred its ownership of these fixtures to the cigarette retailers, resulting in an impairment charge of $106 million. RJR Tobacco no longer provides merchandising fixtures to cigarette retailers.
Accounting for Derivative Instruments and Hedging Activities
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires RAI to measure every derivative instrument, including certain derivative instruments embedded in other contracts, at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.
      RAI formally assesses both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively.
Software Costs
      Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than one year are capitalized. These costs are amortized over five years or less. During 2004 and 2003, costs of $4 million and $12 million, respectively, were capitalized; in addition, $27 million of software assets were acquired through the business combination. At December 31, 2004 and December 31, 2003, the unamortized balance was $32 million and $33 million, respectively. Related amortization expense was $32 million, $15 million and $11 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization on a portion of the acquired software assets was accelerated as its useful life was limited due to integration.
Revenue Recognition
      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria are generally met when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold. Certain sales incentives, including coupons, buydowns and slotting allowances, are classified as reductions of net sales in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”
Advertising and Research and Development
      Advertising costs, which are expensed as incurred, were $143 million, $135 million and $55 million in the years ended December 31, 2004, 2003 and 2002, respectively. Research and development costs, which are expensed as incurred, were $48 million, $54 million and $63 million in the years ended December 31, 2004, 2003 and 2002, respectively.
Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes for RAI, RJR and RJR Tobacco are calculated on a separate return basis.
Stock-Based Compensation
      All of RJR’s compensation costs related to employee stock awards that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended. All compensation costs related to employee stock plans for all grant dates are disclosed under the provisions of SFAS No. 123, as amended. Stock compensation is described more fully in note 16 to consolidated financial statements. Compensation cost on grants that vest pro rata is recognized over the life of each award in the series as if it had its own separate vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and income per share as if RAI had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31:

	2004	2003	2002

Net income (loss), as reported	$688	$(3,446)	$(44)
Add: Stock-based employee compensation expense included in reported net income, net of tax	22	10	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	20	9	8

Pro forma net income (loss)	$690	$(3,445)	$(52)

Income (loss) per share:
Basic — as reported	$6.21	$(41.17)	$(0.50)
Basic — pro forma	6.23	(41.16)	(0.59)
Diluted — as reported	6.17	(41.17)	(0.49)
Diluted — pro forma	6.19	(41.16)	(0.58)
Pension and Postretirement
      Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” was included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. For further information and detailed disclosure in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” see note 17 to consolidated financial statements.
Tobacco-Related Litigation Contingencies
      In accordance with SFAS No. 5, “Accounting for Contingencies,” RAI and RJR Tobacco will record any loss related to tobacco litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range would be recorded. See note 13, “Commitments and Contingencies,” to consolidated financial statements, concerning tobacco-related litigation for which an unfavorable outcome is more than remote.
Recently Issued Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs be recognized in income as incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005, with earlier

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
application permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.
      Also in December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” states the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. RAI has not yet determined the impact that adoption of these Staff Positions may have on its financial position, results of operations or cash flows. For further information regarding potential impacts, see note 11 to consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows as all outstanding stock options are fully vested. For further information on stock plans, see note 16 to consolidated financial statements.
Note 3 — Acquisitions and Joint Venture
      On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, initially marketed its products in France, Spain, the Canary Islands and Italy and expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture. This investment is accounted for using the equity method.
      On January 16, 2002, RJR acquired all of the voting stock of privately held Santa Fe. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying consolidated statements of income since January 16, 2002. Although Santa Fe is an operating segment of RAI, its financial condition and results of operations do not meet the materiality criteria to be separately reportable.
      In April 2003, Santa Fe, through a wholly owned subsidiary, acquired with cash, the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH. The cost of the acquisition, net of cash acquired, was $9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Restructuring and Impairment Charges
2003 Restructuring and Asset Impairment Charges
      The components of the 2003 restructuring and asset impairment charges, recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	$75	$—	$—	$75

      During 2003, in response to continuing challenges of an intensely competitive environment, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers, and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.
      After examining the results of a pilot program during the first quarter of 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance and related benefits of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004. During the remainder of 2004, $27 million, or $16 million after tax, was reversed from the severance portion of the restructuring charge, reflecting less-than-expected workforce reductions, primarily in manufacturing and sales.
      After the adjustments during 2004, the workforce reduction will be approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
      The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of December 31, 2004, $150 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the consolidated balance sheet as of December 31, 2004, $59 million is included in other current liabilities and $16 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002 Restructuring and Asset Impairment Charges
      The components of the 2002 restructuring and asset impairment charges, recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	$4	$—	$2	$6

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.
      During the first quarter of 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of December 31, 2004.
      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of on-going negotiations in the fourth quarter that culminated in a letter of intent, a revaluation of the fair value of the non-tobacco businesses in the fourth quarter of 2004 resulted in additional impairment of $40 million. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and RJR Tobacco expects to complete the sale of the remaining business during the first half of 2005.
      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.
      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of December 31, 2004, $50 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the consolidated balance sheet as of December 31, 2004, $5 million is included in other current liabilities and $1 million is included in other noncurrent liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Discontinued Operations
      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. During 2004, 2003 and 2002, these transactions included $12 million, $16 million and $40 million, respectively, of after-tax reversals of indemnification accruals. During 2003, these transactions also included $106 million related to favorable resolution of tax matters. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.
Note 6 — Income Per Share
      The components of the calculation of income per share were:

	For the Years Ended December 31,

	2004	2003	2002

Income (loss) from continuing operations	$627	$(3,689)	$418
Income from discontinued operations	12	122	40
Extraordinary item — gain	49	121	—
Cumulative effect of accounting change	—	—	(502)

Net income (loss)	$688	$(3,446)	$(44)

Basic weighted average shares, in thousands(1)	110,778	83,697	88,733
Effect of dilutive potential shares:
Options	456	—	897
Restricted stock	202	—	545

Diluted weighted average shares, in thousands(2)	111,436	83,697	90,175

(1)	Outstanding contingently issuable restricted stock of 0.4 million shares, 1.0 million shares and 1.6 million shares were excluded from the basic share calculation for the years ended December 31, 2004, 2003 and 2002, respectively, as the related vesting provisions had not been met.
(2)	Potentially dilutive shares of 0.4 million options and 0.3 million restricted shares were excluded from diluted amounts for 2003 and 0.3 million common stock equivalents were excluded from diluted per share amounts for 2002, as they would have been anti-dilutive.
Note 7 — Short-Term Investments
      Short-term investments classified as available-for-sale as of December 31 were:

	2004	2003

Auction rate notes	$364	$553
Commercial paper and asset-backed securities	67	83
Federal agency securities	35	3
Other investments	7	21

Total short-term investments	$473	$660

      The investments in auction rate notes are instruments with long-term contractual maturities, but are highly liquid, as they reprice at intervals ranging from 7 to 49 days, and therefore the fair values approximate carrying values. The individual securities are generally held 30 to 45 days depending on cash needs for operations. The contractual maturities of securities, other than auction rate notes, averaged less than one year. Realized and unrealized gains and losses on available-for-sale securities for the years ended December 31, 2004 and 2003, were not significant, and accordingly, the amortized cost of these securities approximated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Inventories
      The major components of inventories at December 31 were:

	2004	2003

Leaf tobacco	$1,052	$605
Raw materials	38	19
Work in process	46	36
Finished products	190	86
Other	44	19

Total	1,370	765
Less LIFO allowance	105	81

	$1,265	$684

      Inventories valued under the LIFO method were approximately $1,130 million and $639 million at December 31, 2004 and 2003, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2004 and 2003, over the amount at which these inventories were carried on the consolidated balance sheets. During 2003, net income increased by $4 million due to LIFO inventory liquidations. During 2004 and 2002, there was no impact on net income from LIFO inventory liquidations.
Note 9 — Short-Term Borrowings and Borrowing Arrangements
      RJR’s revolving credit facility with a syndicate of banks was amended and restated on July 30, 2004, in conjunction with the business combination, and has a committed amount of $486 million through January 2007, provided that the guaranteed, secured notes due May 15, 2006, in the amount of $500 million, are refinanced on or prior to February 13, 2006. RJR can use the full facility to obtain loans or letters of credit, at its option.
      Certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, have guaranteed RJR’s obligations under the revolving credit facility and have pledged certain of their assets to secure their obligations under the facility. Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and Standard & Poor’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RAI and its subsidiaries have cash balances, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. At December 31, 2004, RJR had $29 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $457 million of the facility was available for borrowing.
      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Accrued Liabilities and Other
      Accrued liabilities at December 31 included:

	2004	2003

Payroll and employee benefits	$482	$325
Marketing and advertising	366	383
Accrued interest	22	21
Accrued restructuring charges	141	163
Other	532	242

	$1,543	$1,134

Note 11 — Income Taxes
      The components of the provision for (benefit from) income taxes from continuing operations were:

	For the Years Ended
	December 31,

	2004	2003	2002

Current:
Federal	$289	$200	$202
State and other	55	41	45

	344	241	247

Deferred:
Federal	(140)	(413)	30
State and other	(2)	(57)	(12)

	(142)	(470)	18

Provision for (benefit from) income taxes	$202	$(229)	$265

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

	2004	2003

Deferred tax assets (liabilities):
LIFO inventories	$(327)	$(184)
Pension and other postretirement liabilities	112	62
Tobacco settlement related accruals	964	644
Other accrued liabilities	192	191

	$941	$713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

	2004	2003

Deferred tax assets:
Pension and other postretirement liabilities	$(549)	$(368)
Other accrued liabilities	(88)	(62)

	(637)	(430)

Deferred tax liabilities:
Property and equipment	279	266
Trademarks	1,000	695
Other	163	275

	1,442	1,236

	$805	$806

      The total deferred tax assets were $1,905 million and $1,327 million as of December 31, 2004 and 2003, respectively. The total deferred tax liabilities were $1,769 million and $1,420 million as of December 31, 2004 and 2003, respectively.
      There were total net deferred tax assets of $136 million as of December 31, 2004, and total net deferred tax liabilities of $93 million as of December 31, 2003. No valuation allowance has been provided on the net deferred tax assets as of December 31, 2004 or as of December 31, 2003, as RAI believes it is more likely than not that all of the deferred tax assets will be realized.
      Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Years Ended
	December 31,

	2004	2003	2002

Domestic (includes U.S. exports)	$794	$(3,936)	$679
Foreign	35	18	4

Pre-tax income (loss)	$829	$(3,918)	$683

      The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were:

	For the Years Ended
	December 31,

	2004	2003	2002

Income taxes computed at statutory U.S. federal income tax rates	$290	$(1,371)	$239
State and local income taxes, net of federal tax benefits	33	(12)	21
Goodwill impairment	—	1,317	—
Favorable resolution of tax matters	(126)	(169)	—
Other items, net	5	6	5

Provision for (benefit from) income taxes from continuing operations	$202	$(229)	$265

Effective tax rate	24.4%	5.8%	38.8%

      At December 31, 2004, there was $54 million of accumulated and undistributed income of foreign subsidiaries. Management reinvested these earnings abroad indefinitely. Accordingly, no applicable deferred income taxes have been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004 and 2003, RAI recorded an adjustment of $49 million and $121 million, respectively, to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.6 billion. In 2004, RAI also recorded an adjustment to tax expense included in discontinued operations of $6 million related to the gain on the 1999 sale of RJR’s international tobacco business. Also during 2004, the resolution of certain prior years’ tax matters resulted in a reduction of income tax expense of $126 million.
      The American Jobs Creation Act, enacted on October 22, 2004, contains several provisions that may impact RAI’s income taxes in 2005 and future years. This legislation includes a temporary provision that encourages companies to repatriate foreign earnings and a deduction related to qualified production activities’ taxable income.
      RAI is still in the process of evaluating the effects of the repatriation provision which allows RAI to repatriate foreign earnings to the U.S. by making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. This deduction would result in a 5.25% effective federal tax rate on repatriated earnings. RAI may elect to take this special one-time deduction for qualified dividends received during 2005. The range of such possible amounts is between zero and $54 million. RAI does not expect to complete an evaluation of this matter until additional clarifying language is issued on key elements of the provision.
      There have been no amounts recognized under the repatriation provision to date, and accordingly, there has been no effect on income tax expense included in these financial statements. If RAI were to plan a repatriation of the full amount available, then the company would accrue additional tax expense in 2005 of approximately $3 million.
      The impact of the qualified production activities deduction on RAI’s taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, RAI expects the provision will provide a favorable impact on its effective tax rate in the future.
Note 12 — Long-Term Debt
      Long-term debt as of December 31 consisted of:

	2004	2003

8.50%–9.25% unsecured notes, due 2005 to 2013	$139	$195
6.5%–7.875% guaranteed, secured notes, due 2006 to 2012	1,506	1,532
Current maturities of long-term debt	(50)	(56)

	$1,595	$1,671

      The maturities of long-term debt, net of discount and excluding fair value adjustments associated with interest rate swaps of $61 million, are as follows:

Year	Amount

2006	$499
2007	329
2008	—
2009	199
Thereafter	507

$1,534

      In 1999, RJR issued publicly registered notes, of which $500 million in principal amount at 7.75% is due in May 2006 and $200 million in principal amount at 7.875% is due in May 2009. In May 2003, RJR repaid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$550 million guaranteed, unsecured notes, also issued in 1999, with a fixed interest rate of 7.375%, utilizing the proceeds from the issuance of notes in May 2002.
      RJR filed a shelf registration statement, effective December 22, 1999 and superseded in April 2001, for the issuance of up to $1.876 billion of debt securities. Under this registration statement, in May 2002, RJR completed the sale of $300 million of 6.5% notes due in June 2007 and $450 million of 7.25% notes due in June 2012.
      RJR’s $1.45 billion guaranteed, secured notes, unlike RJR’s $139 million of other non-bank debt, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI. Because RJR and the guarantors, including RAI, have pledged certain of their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, secured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RAI and its subsidiaries.
      Moody’s rating of RJR’s guaranteed, secured notes is Ba2 negative outlook. Standard & Poor’s rating of RJR’s guaranteed, secured notes is BB+ negative outlook.
      On their due date of September 15, 2003, RJR repaid $93 million of unsecured public notes with a fixed interest rate of 7.625%.
      On the mandatory redemption date of September 30, 2003, RJR used an associated irrevocable trust to repay the $98 million 9.5% junior subordinated debentures, due in 2047, acquired December 2000 in connection with the acquisition of NGH. Interest on these debentures was paid quarterly in arrears. These debentures were effectively defeased by an irrevocable trust, which was included in other current assets in the accompanying consolidated balance sheets as of December 31, 2002.
      As of December 31, 2004, RJR had $139 million of unsecured notes outstanding, at fixed interest rates of 8.50% through 9.25%, due in 2005 through 2013. The estimated fair value of RJR’s long-term debt was $1.6 billion, $1.7 billion and $2.5 billion, with an effective average rate of 5.39%, 4.31% and 5.44%, as of December 31, 2004, 2003 and 2002, respectively. The fair values are based on available market quotes and discounted cash flows, as appropriate.
Note 13 — Commitments and Contingencies
Litigation Affecting the Cigarette Industry
Overview
      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco, cases brought against both RJR Tobacco and B&W, and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See note 1 for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
      During the fourth quarter of 2004, seven new cases were served against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. On December 31, 2004, there were 1,333 cases (including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 1,020 individual smoker cases pending in West Virginia state court as a consolidated action) pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,592 on December 31, 2003, pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W), and 1,650 on December 31, 2002, also pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W).
      As of February 11, 2005, 1,340 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees, including B&W: 1,324 in the United States; 11 in Puerto Rico; one in Israel; three in Canada and one in the Virgin Islands. Of the 1,340 total cases, 50 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,662 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 11, 2005, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of February 11, 2005:

	Number of
State	U.S. Cases

West Virginia	1,024	*
Florida	84
Mississippi	51
New York	31
Louisiana	24
Maryland	22
California	17
Alabama	13
Illinois	9
Missouri	9
District of Columbia	5
Pennsylvania	5
Washington	5
Georgia	4
Connecticut	3
Tennessee	3
Texas	3
Michigan	2
Minnesota	2
Arkansas	1
Kansas	1
Massachusetts	1
North Carolina	1
New Mexico	1
Ohio	1
Oregon	1
South Dakota	1

*	1,020 of the 1,024 cases are pending as a consolidated action.
Of the 1,324 pending U.S. cases, 58 are pending in federal court, 1,265 in state court and one in tribal court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of February 11, 2005, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees, including B&W, as of October 15, 2004, as reported in RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004, and a cross-reference to the discussion of each case type.

	RJR Tobacco’s	Change in
	Case Numbers as	Number of
	of February 11,	Cases Since	Page
Case Type	2005	October 15, 2004	Reference

Individual Smoking and Health	1,280	+17	119
Flight Attendant-ETS (Broin II)	2,662	-29	121
Class-Action	20	+2	122
Governmental Health-Care Cost Recovery	5	-1	127
Other Health-Care Cost Recovery and Aggregated Claims	3	-1	131
Master Settlement Agreement-Enforcement and Validity	1	-2	133
Asbestos Contribution	1	-2	135
Antitrust	6	No Change	135
Other Litigation	8	No Change	138
      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.
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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.5 billion, $1.8 billion and $2.0 billion in 2002, 2003 and 2004, respectively. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates these payments will exceed $2.6 billion in 2005, will exceed $2.5 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
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
      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RAI and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, other than the Boerner case described below under “— Individual Smoking and Health Cases,” RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco, and their respective affiliates and indemnitees, including B&W, have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its respective affiliates believe that their successful defense of tobacco-related litigation in the past will continue in the future. Therefore, other than in regards to the Boerner case, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements.
      RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, have not settled, and currently RJR Tobacco and its affiliates, including RAI, do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RAI, to vigorously defend all tobacco-related litigation claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Class-Action Suits.”
      The DeLoach antitrust case, discussed below under “— Antitrust Cases,” and certain MSA enforcement actions, discussed below under “— MSA — Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
      The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”
      The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W. Although RJR Tobacco, B&W and certain of their respective affiliates continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute. Trial in that case began September 22, 2004. On February 4, 2005, the United States Court of Appeals for the District of Columbia held that disgorgement of profits is not an available remedy under the federal civil RICO statute. The government was seeking $280 billion in disgorgement. The defense case is expected to begin in March 2005.
      Similarly, the other cases settled by RJR Tobacco can be readily distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.
      The DeLoach case, discussed below under “— Antitrust Cases,” was a unique antitrust case brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.
      Finally, as discussed under “— MSA — Enforcement and Validity”, RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the defendants. Accordingly, future MSA enforcement actions will be reviewed by RJR Tobacco on their own merits and should not be affected by the settlement of prior MSA enforcement cases.
      Following is a description of the material pending tobacco-related litigation to which RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, are subject. Even though RAI’s management continues to conclude that, other than the Boerner case, the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to RJR Tobacco and its affiliates, including RAI, and its indemnitees, including B&W, in tobacco-related litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “— Cautionary Statement Concerning Tobacco-Related Litigation,” below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2005. The following table lists the trial schedule, as of February 11, 2005, for RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, through December 31, 2005.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Ongoing]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
January 31, 2005 [Ongoing]	Rose v. American Tobacco Co. [Individual]	RJR Tobacco, B&W	Supreme Court, New York County (New York, NY)
March 15, 2005	Ramos v. Philip Morris, Inc. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
March 16, 2005	Nieves Rodriguez v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
March 18, 2005	In re West Virginia Personal Injury Cases [IPIC] [Individual-Consolidated]	RJR Tobacco, B&W	Circuit Court, Ohio County (Wheeling, WV)
April 25, 2005	Swaty v. Philip Morris Inc. [Flight Attendant-ETS (Broin II)]	RJR Tobacco, B&W	Circuit Court Dade County (Miami, FL)
May 16, 2005	De Jesus Rivera v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	United States District Court (San Juan, Puerto Rico)
June 1, 2005	Rosen v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Supreme Court, Nassau County (Mineola, NY)
June 1, 2005	Smith Wholesale Co., Inc. v. R.J. Reynolds Tobacco Co. [Antitrust]	RJR Tobacco	United States District Court, Eastern District (Greenville, TN)
June 13, 2005	Torres-Rivera v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	Superior Court, Court of First Instance (San Juan, Puerto Rico)
July 5, 2005	Nelson v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court, Hillsborough County (Tampa, FL)
September 1, 2005	Gerrity v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (Hartford, CT)
September 12, 2005	Valle Ortiz v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
September 15, 2005	Beckman v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Circuit Court, Jackson County (Independence, MO)
September 19, 2005	Barriere v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	United States District Court, Eastern District (New Orleans, LA)
November 14, 2005	Schwab [McLaughlin] v. Philip Morris USA, Inc. [Class Action]	RJR Tobacco, B&W	United States District Court, Eastern District (Brooklyn, NY)
December 12, 2005	Ruiz Diaz v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, Nabisco Group Holdings	United States District Court (San Juan, Puerto Rico)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Trial Results. Since January 1, 1999, 47 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 31 of the 47 cases. Four of the cases resulted in mistrials. Of the 31 RJR Tobacco and B&W wins, eight were tried in Florida, three were tried in each of California, Missouri and Tennessee, two were tried in each of Mississippi, New York and Ohio, and one was tried in each of Connecticut, Louisiana, New Jersey, Pennsylvania, South Carolina, Texas and West Virginia. One case was tried in Puerto Rico.
      There were no cases tried in the first quarter of 2004 in which RJR Tobacco was a defendant. In the second quarter of 2004, in phase II of the Scott v. American Tobacco Co. trial, a Louisiana state court jury returned a verdict on May 21, 2004, in the amount of $591 million against the defendants, including RJR Tobacco and B&W. In the fourth quarter of 2004, a federal district court jury in Missouri returned a unanimous verdict in favor of B&W in Mash v. Brown & Williamson Tobacco Corp. on October 1, 2004. Most recently, on February 1 and 2, 2005, a Missouri state court jury returned a compensatory damage verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W.
      The following chart reflects the verdicts and post-trial developments in the cases that have been tried since January 1, 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both. In addition, RJR Tobacco has been fined $14.8 million in a lawsuit filed by the Attorney General of California, discussed below under “— Other Litigation and Developments.” RJR Tobacco is appealing the California case.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004.

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. The Florida Supreme Court has not ruled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 19, 2004, the New York court determined that such third-party claims are too remote. Accordingly, the court did not need to answer the second question. On December 22, 2004, the U.S. Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals. On September 5, 2003, RJR Tobacco petitioned the Florida Supreme Court to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court denied the petition. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the United States Court of Appeals for the Tenth Circuit unanimously reversed the fraudulent concealment verdict in favor of the plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court, by a 2-1 vote, affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages for loss of consortium to $125,000. Final judgment will be entered only if the Engle appeal is resolved in favor of the class, so the time to appeal has not yet begun to run.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000.	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court also ordered the trial court to enter a judgment finding the tobacco defendants jointly and severally liable. On January 14, 2005, the defendants filed a petition for rehearing.

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.

April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $830,000 in fees to the plaintiff’s attorneys.	On April 3, 2003, a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was 40% at fault and the plaintiff was 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The court also entered judgment in favor of the plaintiff for $870,000 for attorney’s fees and costs. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Second District Court of Appeal rejected the appeal in a per curiam decision (that is, without any opinion). The defendants’ petition for rehearing was denied on October 14, 2004. On October 29, 2004, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment and paid the plaintiff approximately $1.2 million.

May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the United States Court of Appeals for the Eighth Circuit affirmed the trial court’s May 2003 judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	Final judgment entered on November 14, 2003. The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals for the Western District on March 8, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to CTR (decreased from $6 million) and $500,000 to TI (decreased from $6 million). On January 25, 2005, B&W noticed an appeal to the Supreme Court of the State of New York, Appellate Division, Second Department.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, Lorillard Inc. and The Tobacco Institute.	On July 28, 2003, the jury rejected the class’s claim for medical monitoring in phase I of the trial, but found that smoking cessation programs exist and have clinical value. On May 21, 2004, in phase II, the jury returned a verdict in the amount of approximately $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the court upheld the jury’s verdict and entered final judgment. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. The appellate process is just beginning.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; $20 million in punitive damages	On February 1, 2005, a Missouri state court jury returned a split verdict, finding in favor of B&W on two counts: fraudulent concealment and conspiracy, and in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages, however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award is reduced to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. Post-trial motions will be filed within the appropriate time.
      Additionally, since January 1, 1999, verdicts have been returned in 16 tobacco-related cases in which RJR Tobacco, B&W, or their respective affiliates, including RJR, were not defendants. Verdicts were returned in favor of the defendants in eight cases — two in Florida, one in each of California, New Hampshire, New

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in eight cases, three in California, and two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. These decisions had a favorable impact on Whiteley v. Raybestos-Manhattan, Inc., and RJR Tobacco believes that these decisions should have a favorable impact on other California cases, both at the trial court level and on appeal.
Individual Smoking and Health Cases
      As of February 11, 2005, 1,280 individual cases, including approximately 1,020 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,280 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
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
      In Kenyon v. R. J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court issued an order denying the petition and explained that a written opinion will follow. The Florida Supreme Court issued its written opinion on September 2, 2004. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January  26, 2004.
      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed as a defendant by the plaintiffs on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. On February 9, 2005, the Tenth Circuit unanimously reversed the verdict in favor of the plaintiff for fraudulent concealment and therefore reversed the dependent award of punitive damages in its entirety. The appeals court, by a 2-1 vote, affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award.
      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of the two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the United States Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.
      On April 3, 2003, in Eastman v. Brown & Williamson Tobacco Corp., a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris 40% at fault and the plaintiff 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The court also entered judgment in favor of the plaintiff for $870,000 for attorneys’ fees and costs. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Second District Court of Appeal rejected the appeal in a per curiam decision (that is, without any opinion). The defendants’ petition for rehearing was denied on October 14, 2004. On October 29, 2004, RJR Tobacco, due to its obligation to indemnify B&W, sent the plaintiff’s counsel the amount of the judgment, attorneys’ fees and costs, plus accrued interest (approximately $1.2 million).
      On May 23, 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4 million in compensatory damages and $15 million in punitive damages against B&W. The judge initially struck the punitive damage award but reinstated it on September 26, 2003. The court denied B&W’s post-trial motions. B&W appealed to the United States Court of Appeals for the Eighth Circuit, which, on January 7, 2005, affirmed the trial court’s judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment on February 16, 2005.
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
      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. The plaintiff’s post-trial motions challenging the verdict were denied by the court without opinion on December 10, 2003. The plaintiff filed an appeal on February 6, 2004. On February 1, 2005, the trial judge issued a written opinion affirming the judgment and recommending that the plaintiff failed to preserve any issue for appellate review. The record will be transferred to the Superior Court of Pennsylvania for appeal.
      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals for the Western District on March 8, 2004. The appellate process is just beginning.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 10, 2003, in Hall v. R. J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and B&W. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004. On February 4, 2004, the defendants withdrew their motions for attorneys’ fees and costs in exchange for the plaintiff waiving the right to appeal.
      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to a predecessor company and $12 million was assigned to the two trade organizations. On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to CTR (decreased from $6 million) and $500,000 to TI (decreased from $6 million). On January 25, 2005, B&W noticed an appeal to the Supreme Court of the State of New York, Appellate Division, Second Department.
      On October 1, 2004, in Mash v. Brown & Williamson Tobacco Corp., a federal district court jury in St. Louis, Missouri, returned a unanimous verdict in favor of B&W. The plaintiffs did not appeal.
      On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts: fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages, however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus reduced the compensatory award to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. Post-trial motions will be filed within the appropriate time, and, if necessary, B&W will appeal.
Broin II Cases
      As of February 11, 2005, approximately 2,662 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.
      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although the defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco and B&W, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc., but the Florida Appellate courts refused to hear the appeal. The propriety of Judge Kaye’s order was argued in the French appeal (discussed below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below is a description of the Broin II cases against RJR Tobacco or B&W that went to trial or were decided or remained on appeal, since January 1, 2004.
      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants appealed the trial court’s final judgment to the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants appealed that order, as well as other matters. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court reversed the final judgment’s market share allocation of damages, and remanded with instructions that the trial court enter a judgment finding the tobacco defendants jointly and severally liable for the plaintiff’s injuries. On January 14, 2005, the defendants filed a petition for rehearing. A decision is pending.
      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order granting a new trial. On November 12, 2004, the defendants filed a motion for rehearing. A decision is pending.
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
Class-Action Suits
      As of February 11, 2005, 20 class-action cases were pending in the United States against RJR Tobacco, including in some cases RJR and B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington and West Virginia.
      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Ten such suits are pending against RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Classes have been certified in the two Illinois cases, Turner v. R. J. Reynolds Tobacco Co. and Howard v. Brown & Williamson Tobacco Corp., discussed below. On December 31, 2003, a Missouri state court judge certified another class in Collora v. R. J. Reynolds Tobacco Co. Although, as described below, RJR Tobacco removed the case to federal court on January 14, 2004, it was remanded to state court on September 30, 2004. In the Minnesota case, Dahl v. R. J. Reynolds Tobacco Co., as well as the Washington case, Huntsberry v. R. J. Reynolds Tobacco Co., RJR Tobacco removed the cases to federal court, although they have been remanded to state court. These two cases are moving into the class certification discovery phase. A Missouri case, Black v. Brown & Williamson Tobacco Corp., and a Florida case, Rios v. R. J. Reynolds Tobacco Co., are in the class certification discovery phase. In the Louisiana cases, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., the defendants removed the cases to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cases. In Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, which was filed on May 11, 2004 in the United States District Court for the Eastern District of New York before Judge Weinstein, the defendants, including RJR Tobacco and B&W, filed their respective answers on September 24, 2004. Trial is scheduled to commence on November 14, 2005.
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
      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. The defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument was heard on November 20, 2003. The Second Circuit has not issued its opinion. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On March 31, 2004, September 17, 2004 and November 10, 2004, respectively, the plaintiffs filed motions for reconsideration of the order that denied class certification. A decision is pending. On March 5, 2004, in Martinez v. Philip Morris Inc., the federal district court in Utah granted the defendants’ motion to dismiss. Most recently, on July 13, 2004, an Alabama state court granted the plaintiffs’ motion to dismiss in Julian v. Philip Morris Cos., Inc.
      Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco and B&W, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On October 23, 2003, the defendants, including RJR Tobacco and B&W, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January  5, 2004, RJR Tobacco, B&W and Lorillard filed a writ seeking review by the Louisiana Supreme Court, which was denied on February 13, 2004. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On July  1, 2004, the judge upheld the jury’s verdict and ordered that the companies must put the amount of the judgment ($591 million), plus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$300 million in interest, in a court trust. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The appellate process is just beginning.
      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. On July 1, 2004, the class’s petition for rehearing was denied. The plaintiffs did not seek review by the United States Supreme Court.
      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.
      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all the defendants. It awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May  5, 1990. RJR Tobacco believes that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.
      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively.
      On July 24, 2000, the defendants, including RJR Tobacco and B&W, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May  9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004.
      On May 7, 2001, three of the non-RJR Tobacco and non-B&W defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond cap statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco and B&W did not enter into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, the company remains confident of the applicability and validity of the statute in the Engle case.
      RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, in which RJR Tobacco was dismissed prior to trial, Lukacs v.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court’s dismissal. On November 8, 2004, the plaintiffs filed a petition for review with the California Supreme Court. On February 26, 2005, the California Supreme Court granted the petition.
      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco and B&W, filed their motion for summary judgment on January 31, 2003. Supplemental briefing on issues related to the effect of the Whiteley decision (discussed above under “— Individual Smoking and Health Cases”), the statute of limitations, and evidence outside the class period was completed on June 22, 2004. On August 4, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. Following the November election, and the passage of a proposition in California which brought about a change in the law regarding the requirements for filing cases of this nature, the defendants filed a motion to decertify the class based on the changes in the law. On January 21, 2005, the court issued a tentative ruling granting the defendants’ motion to decertify the class and, on January 24, 2005, the court heard oral argument. A final ruling is pending.
      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action...” On June  6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July  11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. However, on October  24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case currently includes both RJR and RJR Tobacco as defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals has not issued a decision in this appeal, and the case remains stayed.
      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc., began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, lose the Turner or Howard cases, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
      On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, and settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims. In the settling jurisdictions, the MSA released RJR Tobacco, B&W, and their affiliates and indemnitees, including RAI, from:

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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.5 billion, $1.8 billion and $2.0 billion in 2002, 2003 and 2004, respectively. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates these payments will exceed $2.6 billion in 2005, will exceed $2.5 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR’s market share and inflation. RJR Tobacco records the allocation of settlement charges as products are shipped.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and other state settlement agreements and related information:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2002	2003	2004	2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$111	$136	$136		$136		$136		$136		$136
Florida Annual Payment	358	440	440		440		440		440		440
Texas Annual Payment	471	580	580		580		580		580		580
Minnesota Annual Payment	166	204	204		204		204		204		204
Minnesota Initial Payment	243	122	—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	1,215	609	—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,623	2,701	—		—		—		—		—
Annual Payments(1)	5,691	5,691	7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017)(1)	—	—	—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25		25		25		25		25
Additional Foundation Payments(2)	300	300	—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)	500	500	500		500		500		500		500
Offset by federal tobacco buyout(3)	—	—	(500)		(500)		(500)		(500)		(500)
Minnesota Blue Cross and Blue Shield	57	57	—		—		—		—		—

Total	$11,760	$11,365	$8,389		$8,389		$8,389		$8,389		$9,372

RJR Tobacco’s settlement expenses	$2,507	$1,925	$2,169		—		—		—		—
RJR Tobacco’s cash payments	$2,461	$1,819	$2,037		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	—	$	>2,450	$	>2,50	0 $	>2,7	00 $	>2,700
RJR Tobacco’s expected cash payments	—	—	—	$	>2,600	$	>2,50	0 $	>2,5	00 $	>2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations, not included in this table, as a result of federal tobacco buyout legislation signed in October 2004. See “ — Tobacco Buyout Legislation.”
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
      The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:

•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on the defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

•	On March 10, 2004, Judge Kessler granted in part and denied in part the plaintiff’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court granted the plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

•	On March 17, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

•	On May 6, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that there is no reasonable likelihood of future RICO violations.

•	On May 6, 2004, Judge Kessler granted the government’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court dismissed defenses to the effect that the government’s claims are prohibited by the Tenth Amendment to the United States Constitution and the Separation of Powers doctrine. The court also ruled that the defendants may be held jointly and severally liable for disgorgement in the event that that remedy is ordered by the court at trial.

•	On May 6, 2004, Judge Kessler denied the government’s motion for partial summary judgment that sought to establish that the defendants had caused certain mailings and wire transmissions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On May 21, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim. On June 25, 2004, Judge Kessler granted the defendants the right to seek an immediate appeal of that order. On July 15, 2004, the United States Court of Appeals for the District of Columbia Circuit accepted the appeal of Judge Kessler’s disgorgement ruling. On February 4, 2005, the appeals court, in a 2-1 decision, ruled that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claim for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government has 45 days from the date of the ruling to seek a rehearing en banc.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.
      The bench (non-jury) trial before Judge Kessler began on September 21, 2004. The government is currently in its case-in-chief. The defense case is scheduled to begin on March 7, 2005.
      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. One such case is pending against RJR Tobacco and B&W. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. The plaintiff’s petition asking the Illinois Supreme Court to review the case was denied on January 27, 2005. On November 14, 2003, the plaintiff voluntarily dismissed the complaint in St. Louis County, Missouri v. American Tobacco Co., Inc.
      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco, B&W and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.
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
      On November 12, 1998, the government of British Columbia enacted legislation that provided for a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The defendants in this action comprised both Canadian defendants served in B.C. and foreign defendants served ex juris. On the same day that the government instituted its action, three Canadian defendants (including Japan Tobacco Inc., referred to as JTI) brought separate actions challenging the legislation on constitutional grounds. Applications were also made by 16 foreign defendants (including RJR Tobacco) to set aside service ex juris. On February 21, 2000, the Supreme

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Court of British Columbia ruled that the government had overstepped its constitutional powers. The government’s action was dismissed and service ex juris was set aside for that reason. The government did not appeal. Instead, the government enacted a revised statute and brought a new action. Again, three Canadian defendants (including JTI) brought separate actions challenging the legislation on constitutional grounds and eight foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the government’s action was dismissed and service ex juris was set aside. On May 20, 2004, the government appealed to the Court of Appeal, which agreed to review the case, holding that the statute was constitutionally valid. The Court of Appeal dismissed the actions of the Canadian defendants and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, applied for leave to appeal the issue of the validity of the legislation to the Supreme Court of Canada. In October 2004, the trial court heard further arguments on the ex juris motions. On December 16, 2004, the applications for leave to appeal to the Supreme Court of Canada were granted. Shortly thereafter, on December 20, 2004, the Canadian appellants filed motions with the Supreme Court of Canada seeking: (1) to continue a stay of proceedings in the government’s action until the disposition of the appeal; and (2) to expedite and set a hearing date for the appeal and to set dates for the service and filing of documents. On January 21, 2005, the Supreme Court of Canada granted the motions. The two-day appeal is scheduled to commence on June 8, 2005.
      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.
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
      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.
      As of February 11, 2005, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.
      Insurance-Related Cases. As of February 11, 2005, there are no insurance-related cases pending against RJR Tobacco and B&W.
      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco, B&W and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, referred to as Empire, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $4.4 million, respectively; B&W’s portion of these amounts is $2.8 million and $1.9 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded the plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire case. The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

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
      On October 19, 2004, the New York Court of Appeals determined that such third-party claims are too remote to permit suit under N.Y. Gen. Bus. Law § 349. On February 1, 2005, all the plaintiffs, including Empire, voluntarily dismissed their claims with prejudice.
      Native American Tribes. As of February 11, 2005, one Native American Tribe case is pending against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., which is pending before a tribal court in South Dakota. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted the defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss the plaintiffs’ product liability claim. In response, the plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. On June 3, 2004, the parties stipulated to a dismissal.
      Hospitals. As of February 11, 2005, two cases brought by hospitals were pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri; and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. These cases seek recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes.
      Taxpayers. As of February 11, 2005, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003. On March 8, 2004, the plaintiffs asked the United States Supreme Court to review the case. That petition was denied on May 17, 2004. In two other similar cases, which were consolidated for appeal purposes, Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., the United States Court of Appeals for the Sixth Circuit, on October 20, 2004, affirmed the dismissals by the United States District Court for the Middle District of Tennessee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MSA-Enforcement and Validity
      As of February 11, 2005, one case was pending against RJR Tobacco concerning the enforcement and validity of the MSA. There were no such cases pending against B&W.
      In Ohio v. R. J. Reynolds Tobacco Co., the State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third-party violated a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The State of Ohio appealed the decision to the Ohio Court of Appeals, Tenth Appellate District. On March 31, 2003, the appellate court reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which, on December 30, 2004, affirmed the decision of the Ohio appellate court in favor of the State of Ohio.
      In California v. R. J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco was in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted ... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District, which on February 25, 2004, affirmed the trial court’s finding, but reversed as to the amount of the fine and remanded for further proceedings. RJR Tobacco filed a petition for review with the California Supreme Court on April 28, 2004. That petition was denied on June 9, 2004. On December 22, 2004, Judge Prager approved the parties’ settlement agreement in which RJR Tobacco agreed to pay approximately $11.4 million in civil penalties and $5.9 million in attorneys’ fees. Additionally, RJR Tobacco agreed to avoid advertising in magazines with at least 15 percent teen readership.
      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff asserted four causes of action in that complaint:

•	violation of the California Cartwright Act;

•	unfair competition under California Business & Professions Code § 17200;

•	common law unfair competition; and

•	restitution and unjust enrichment.
      Shortly after the defendants moved to transfer the case to the San Diego, California, state court that handled MSA-related issues in the past, and before the defendants filed any responses to the complaint, the plaintiff voluntarily dismissed the state court case. On June 9, 2004, the plaintiff filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the now-dismissed state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. No discovery or other deadlines have been established. A hearing on the defendants’ motion to dismiss occurred on January 12, 2005. No ruling has yet been issued.
      On March 26, 2004, the Attorney General of Maine wrote B&W, alleging that B&W’s “Kool Mixx” advertising campaign violated the MSA’s prohibitions on youth targeting, placement of tobacco brand names

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On October 5, 2004, RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, reached a settlement of the three pending motions with the attorneys general of the states of New York, Illinois and Maryland. The companies admitted no wrongdoing in the settlement agreement. Terms of the agreement call for RJR Tobacco to pay a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions. The New York Supreme Court, the Circuit Court for Baltimore City, and the Circuit Court of Cook County, Illinois, respectively, have approved the agreement.
      On May 27, 2004, the state of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state some $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. B&W filed a response to the motion on June 21, 2004, and a hearing was held on June 24, 2004. The court has not yet ruled on the merits of the state’s claims.
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
      Additionally, on January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, a case in which RJR Tobacco is not a defendant, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by the State of New York in furtherance of the MSA and remanded the case for further proceedings. The federal district court heard oral argument on May 24, June 1 and June 2, 2004, on the plaintiffs’ motion for preliminary injunction based upon the claim that the New York Escrow Statute and Contraband Statutes violate the Sherman Act. On September 14, 2004, the court denied the plaintiffs’ motion for preliminary injunction with regard to the MSA, the New York Escrow Statute and Contraband Statutes. The court, however, found that the plaintiffs made a showing of likelihood of success and of irreparable harm regarding the repeal of the Allocable Share Release program, and granted the plaintiffs a preliminary injunction in that regard. The plaintiffs have appealed the denial of the preliminary injunction to the United States Court of Appeals for the Second Circuit. Oral argument occurred on January 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asbestos Contribution Cases
      As of February 11, 2005, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed. In June 2004, the contribution claims in four separate cases were voluntarily dismissed, leaving the cases pending as to the claims of the individual plaintiffs only. These cases are: (1) Combustion Engineering, Inc. v. R. J. Reynolds Tobacco Co.; (2) Kaiser Aluminum & Chemical Corp. v. R.J.R. Tobacco Holdings, Inc.; (3) T&N, Ltd., f/k/a T&N v. R. J. Reynolds Tobacco Co.; and (4) Gasket Holdings f/k/a Flexitallic Inc. v. RJR Nabisco, Inc.
Antitrust Cases
      A number of tobacco wholesalers, or indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of February 11, 2005, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order.
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
      On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. On January 21, 2004, the court issued a Rule to Show Cause why opposing counsel “should not be assessed with the fees and costs associated with the mistrial declared by virtue of his improper opening statement.” The court granted RJR Tobacco’s motion for fees and costs on April 22, 2004. The court then severed the trademark claims from the antitrust claims and set the trial on the trademark claims for April 26, 2004. The parties tried RJR Tobacco’s trademark claims on April 25, 2004, and on May 5,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claim on September 14, 2004, and on October 15, 2004, a federal district court jury in Illinois returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. On February 8, 2005, the federal district court entered the final order of judgment in favor of RJR Tobacco in the amount of $4.87 million.
      On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, which motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs reached a settlement with all the defendants, including B&W, except RJR Tobacco. The settlement was approved by Judge Osteen on October 1, 2003. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, where B&W’s share was 13%, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W. On December 19, 2003, the court set the plaintiffs’ attorneys’ fees at $75.3 million. B&W’s 13% share of this amount is $9.8 million.
      The case continued against RJR Tobacco. On April 22, 2004, after the trial began, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorney’s fees and administrative costs, will be distributed to the class pending Judge Osteen’s final settlement approval. This amount was recorded in selling, general and administrative in RAI’s consolidated statement of income for the year ended December 31, 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. The court has given the settlement preliminary approval. The defendants, Philip Morris USA and Lorillard Tobacco Corp., filed motions seeking to reduce the amount of their respective leaf-purchase commitments under their separate settlement agreement with the plaintiffs, contending that RJR Tobacco’s settlement triggered a most-favored-nations clause in their agreements. The court denied those motions on May 27, 2004. On July 2, 2004, Philip Morris and Lorillard appealed to the United States Court of Appeals for the Fourth Circuit. The Court of Appeals entered an opinion partially in favor of appellants’ claims on December  6, 2004. The case was remanded to Judge Osteen for further rulings on the impact of the triggering of the most-favored-nations clause. No hearing has yet been scheduled on that issue, nor has Judge Osteen scheduled a final fairness hearing on the RJR Tobacco settlement.
      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc., referred to as Dial, sued RJR Tobacco, Wal-Mart Stores, Inc., and Sam’s Club in the United States District Court for the District of South Carolina. The suit alleged that RJR Tobacco violated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleged that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes, in violation of Section I of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charged that RJR Tobacco violated the South Carolina Unfair Trade Practices Act by denying promotional services and facilities to Dial that were offered to other retailers. The suit sought unspecified damages. On September 3, 2003, the court granted the plaintiff’s motion to file an amended complaint, which named Sam’s East, Inc. as a defendant. Discovery was underway when an agreement in principle settling the litigation was reached. On March 31, 2004, the court issued an order dismissing the litigation without costs and without prejudice. The settlement was consummated on May 28, 2004, on terms favorable to RJR Tobacco. As part of the settlement, the parties stipulated that the case was to be dismissed with prejudice. The stipulation was filed with the court on May 28, 2004.
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
      In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR Tobacco from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003. RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, and a fifth amended complaint to add two additional plaintiffs, bringing the total of private plaintiffs to 22; however, two plaintiffs requested leave to withdraw from the litigation, and they were subsequently dismissed from the suit by court order. Fact discovery closed on September 30, 2004. Dispositive motions have been filed. Trial is set to begin on June 1, 2005. Oral argument on RJR Tobacco’s appeal to the Sixth Circuit occurred on August 5, 2004. A decision is pending.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the plaintiff has dismissed the state law discrimination claims in the complaint. RJR Tobacco has obtained and is analyzing documents and records obtained from the plaintiff. Discovery is ongoing.
      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, allege that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. After the court, in a case filed by these same plaintiffs against Lorillard Tobacco Company, granted a motion to dismiss for failure to state the elements of a claim individually on behalf of each of the named plaintiffs, the plaintiffs agreed to voluntarily amend their complaint against RJR Tobacco and filed their amended complaint in December 2004. RJR Tobacco filed its motion to dismiss the amended complaint on January 24, 2005.
Other Litigation and Developments
      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena duces tecum to RJR Tobacco, asserting that he had “reason to believe that R. J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices .... by publishing false or misleading claims about its product, ‘Eclipse’ brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling ‘Eclipse’ brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York ....” On February 2, 2004, RJR Tobacco filed its response to the Vermont subpoena, noting its objections and indicating that, subject to those objections, documents will be produced in response to the subpoena. On February 9, 2004, subpoenas identical to the one issued by Vermont were issued by Connecticut and Maine to RJR Tobacco. The letter accompanying the Connecticut subpoena indicated that the District of Columbia also is involved with this joint investigation. At this time, no lawsuit or enforcement action relating to Eclipse has been filed against RJR Tobacco in any of these five states or the District of Columbia. RJR Tobacco has substantially completed the production of documents called for by the Vermont subpoena, which by agreement satisfies the production demands of the other states, although each state reserves its rights to evaluate the production independently and seek the production of additional materials.
      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects the company’s rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004, the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR has produced documents to the SEC in compliance with the subpoena and the court’s order. RAI is unable to predict the outcome of this investigation or any effects that the outcome may have on its disclosures related to its results of operations.
      On January 24, 2003, RJR and RJR Tobacco each were served with a subpoena issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have been responding and will continue to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation. Although this investigation has been somewhat dormant, it remains a pending matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now inactive RAI subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JTI-MacDonald, Corp., referred to as JTI-MI. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices .....” It is understood that, at all relevant times over the past several years, JTI-MI, Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and purported to serve summonses on JTI-MacDonald, Corp., Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages it may incur in defending the criminal charges filed by the RCMP in February 2003. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004. A preliminary inquiry is scheduled to commence in April 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been served to date.
      On August 13, 2004, RJR Tobacco received written notice from JTI that the Quebec Ministry of Revenue had:

•	issued a tax assessment covering the period January 1, 1990 through December 31, 1998 for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion (Canadian) against JTI-MI;

•	issued an order for the immediate payment of that amount; and

•	obtained an ex parte judgment to enforce the payment of that amount.
JTI stated that it was providing that notice pursuant to the terms of the 1999 purchase agreement between JTI and RJR Tobacco regarding the sale of the international business, and that it would be seeking indemnification for all losses and damages it is entitled to recover under the terms of the purchase agreement. Although RJR Tobacco recognizes that, under certain circumstances, it may have indemnification obligations to JTI under the purchase agreement, RJR Tobacco and JTI disagree as to whether the current circumstances give rise to any indemnification obligation by RJR Tobacco. RJR Tobacco conveyed its position to JTI, and the parties have agreed to resolve their differences at a later time. On August 24, 2004, JTI-MI applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada and the court entered an order staying the Quebec Ministry of Revenue’s proceedings against JTI-MI. In November 2004, JTI-MI filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MI for funds unduly appropriated, along with interest and other relief.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened or shortened by the occurrence of certain events or agreement of the parties.
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
      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of the defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, the European Community and its member states petitioned the United States Supreme Court for a writ of certiorari. Briefing is complete. A decision by the Supreme Court is pending.
      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages, to be trebled, costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims. On April 1, 2004, the plaintiffs filed an amended complaint. The amended complaint does not change the substance of the claims alleged, but primarily makes typographical and grammatical changes to the allegations contained in the original complaint and adds to the description of injuries alleged in the original complaint. This matter remains pending, but all proceedings have been stayed pending a decision by the Supreme Court on the petition for certiorari filed by the plaintiffs in connection with the dismissal of their previous complaint.
      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      RJR Tobacco, B&W and the other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the case. On November 5, 2003, Ecuador, Belize and Honduras filed a petition for a writ of certiorari requesting the United States Supreme Court to review the decision of the Eleventh Circuit. The court denied the petition on January 12, 2004. B&W and the other defendants filed motions to dismiss a similar action brought by Amazonas and other departments of Colombia in the United States District for the Eastern District of New York. These motions were granted on February 19, 2002, and plaintiffs appealed to the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, Amazonas and other departments of Colombia petitioned the United States Supreme Court for a writ of certiorari. On June 17, 2004, B&W and the other defendants filed a brief opposing the petition, and the Amazonas and other departments of Colombia filed a reply brief on June 29, 2004. A decision by the Supreme Court is pending.
      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. The plaintiffs in these actions claim that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named, but has not been served, was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiff’s complaint. That motion was granted on January 26, 2004, although the court granted the plaintiffs leave within which to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs have attempted to appeal the trial court’s January 26, 2004 dismissal to the United States Court of Appeals for the Seventh Circuit. Because the dismissal was not a final order, that appeal was dismissed. All the defendants moved to dismiss the amended complaint that had been filed on April 5, 2004. A decision is pending.
      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court. On January 28, 2004, the California Supreme Court agreed to review the case. The appeal has been briefed. Oral argument has not been scheduled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401, also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. RJR Tobacco filed various motions for summary judgment that were all denied. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005. Briefing on those motions is scheduled to be completed in early March. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
Cautionary Statement Concerning Tobacco-Related Litigation
      Even though RAI’s management continues to conclude that, other than in regards to the Boerner case described above under “— Individual Smoking and Health Cases,” the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss.
      Unfavorable judgments awarding compensatory damages, punitive damages or fines have been returned against RJR Tobacco and B&W in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003, but is now on appeal to the Florida Supreme Court, the Scott class-action case, a small number of individual smoking and health cases and a Broin II flight attendant ETS case. In addition, an unfavorable judgment has been returned against RJR Tobacco in an MSA enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and RJR Tobacco and RAI believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W.
      Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, including B&W, and they could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.
      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco and B&W, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tobacco Buyout Legislation
      On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout is approximately $10.1 billion, payable over ten years. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 and scheduled to expire by the end of 2010 will be continued, but will be offset against the tobacco quota buyout obligations. RJR Tobacco’s annual payments for 2005 and thereafter were estimated to be approximately $135 million per year.
      RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. Accrued but unpaid MSA Phase II obligations will be reversed as the right to offset such obligations is triggered. Contingent liabilities for liquidation of quota tobacco stock will be recorded when an assessment is made. RJR Tobacco estimates that its overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to deducting permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program.
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and could offset its fourth quarter payment of approximately $37 million against its larger tobacco quota buyout obligation. This decision has been appealed to the North Carolina Supreme Court. Any refund of amounts previously paid under the MSA will be recognized if, and when received.
      Total expense relating to the tobacco buyout for RAI’s operating subsidiaries recorded during the fourth quarter of 2004 was $70 million, which triggered RJR Tobacco’s reversal of $69 million of accrued but unpaid expense for the MSA Phase II obligations. RJR Tobacco expects to reverse $79 million of accrued but unpaid MSA Phase II obligations in 2005, primarily in the first quarter. For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see note 1.
ERISA Litigation
      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. On July 29, 2002, defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Environmental Matters
      RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party, referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, with respect to several superfund sites.
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
      Del Monte Corporation, a former subsidiary of RJR, is named a defendant in a lawsuit related to a superfund site in Hawaii, Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on October 7, 1999. The superfund site includes land on which Del Monte Corporation maintained fresh fruit operations at one time. Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in Akee and with respect to the environmental investigation and remediation of the superfund site required by the EPA. The buyers of the Del Monte fresh fruit business have reached a confidential settlement with the plaintiffs in the Akee case. On March 16, 2004, a settlement agreement and release were executed on behalf of the plaintiffs, and the action against the buyers of the Del Monte fresh fruit business and other defendants was dismissed with prejudice.
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
      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
responses to the complaint was filed on December 2, 2004. The parties are cooperating to seek a resolution of this matter. A stipulation and order was filed on December 20, 2004, in settlement and satisfaction of the claims against the PRPs for response costs incurred in connection with the Jadco-Hughes site. Upon the United States’ filing notice that full payment has been received, the claims will be dismissed with prejudice. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32 percent.
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
Other Contingencies and Guarantees
      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against either or both of RAI and RJR Tobacco could have an adverse effect on either or both of RAI and RJR Tobacco.
      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.
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
      In connection with the sale of the international tobacco business to Japan Tobacco Inc., referred to as JTI, on May 12, 1999, RJR and RJR Tobacco agreed to indemnify JTI against:

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that JTI or any of its affiliates, including the acquired entities, may incur after the sale with respect to any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by JTI or any of its affiliates arising out of certain activities of Northern Brands.
      On August 13, 2004, RJR Tobacco received written notice from JTI under these indemnification provisions that the Quebec Ministry of Revenue had:

•	issued a tax assessment for alleged unpaid duties, penalties and interest in an amount of $1.36 billion (Canadian) against JTI-Macdonald, Corp., a former affiliate of Northern Brands;

•	issued an order for the immediate payment of that amount; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	obtained an ex parte judgment to enforce the payment of that amount.
RJR Tobacco and JTI have different views regarding whether the current circumstances give rise to any indemnification obligation by RJR Tobacco. For further information about the JTI indemnification notice, see “ — Other Litigation and Developments.” Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
      RJR Tobacco, Santa Fe and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.
      As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.
      RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RAI has recorded liabilities totaling $96 million and $108 million as of December 31, 2004 and 2003, respectively.
Note 14 — Financial Instruments
Interest Rate Arrangements
      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of December 31, 2004, the average interest rate on RJR’s $1.6 billion long-term debt was 5.39%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of December 31, 2004, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to December 31, 2004, was $61 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.
      As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.
      See notes 7 and 12 for additional disclosures of fair value for short-term investments and long-term debt.
Foreign Currency Arrangements
      During 2004, GPI settled forward currency exchange contracts to purchase 3.2 million Great British pounds, for the payment of service agreement obligations. As of December 31, 2004, there were no outstanding contracts. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Risk
      RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions with high credit ratings.
Note 15 — Shareholders’ Equity
      RAI’s authorized capital stock at December 31, 2004, consisted of 100 million shares of preferred stock, par value $.01 per share, and 500 million shares of common stock, par value $.0001 per share. Of the preferred stock, four million shares are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding, and will rank junior as to dividends and liquidation preferences to all other series of preferred stock. There are one million issued and outstanding shares of RAI Series B Preferred Stock which rank senior for purposes of dividends and liquidation to all other series of RAI’s capital stock. As a part of the business combination transactions, RJR is the holder of the outstanding Series B preferred stock.
      On July 30, 2004, RAI’s board of directors adopted a shareholder rights plan, pursuant to which RAI declared a dividend of one preferred stock purchase right on each share of RAI’s common stock outstanding on July 30, 2004. The board also authorized the issuance of rights for each share of RAI common stock issued after the dividend record date, until the occurrence of certain specified events. The rights will expire on July 30, 2014, unless earlier redeemed, exercised or exchanged under the terms of the rights plan.
      The rights are not exercisable until the date, referred to as the Distribution Date, that is the earlier of:

•	ten days following an announcement that a person or group, other than BAT and its subsidiaries, except in certain circumstances, has acquired beneficial ownership of at least 15% of RAI’s common stock, such a person or group is referred to as an Acquiring Person, and

•	ten business days, or such later date as may be determined by the board, following the announcement of a tender offer which would result in a person becoming an Acquiring Person.
      If the Acquiring Person or tender offeror is BAT or one of its subsidiaries, then the foregoing 15% threshold is subject to adjustment. The rights are initially exercisable for 1/100th of a share of RAI’s Series A Junior Participating Preferred Stock at a purchase price of $130, subject to adjustment. Each fractional share of such preferred stock would give the holder approximately the same dividend, voting and liquidation rights as does one share of RAI’s common stock. Until the Distribution Date, the rights will be evidenced by RAI’s common stock certificates and trade with such shares. Upon the occurrence of certain events after the Distribution Date, holders of rights, other than the Acquiring Person, will be entitled to receive upon exercise of the right, in lieu of shares of preferred stock, RAI common stock or common stock of the acquiring corporation having in either case a market value of two times the exercise price of the right.
      From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.875 per common share, or $3.50 on an annualized basis, an increase of 12.9%. Beginning with the second quarter of 2002 and through the second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis, an increase of 8.6%. RAI’s board of directors declared quarterly cash dividends of $0.95 per common share for the third and fourth quarters of 2004.
      From January through July 2004, RJR repurchased, and returned to treasury stock, 411,135 shares at a cost of $28 million that were forfeited with respect to tax liability associated with certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan, referred to as the 1999 LTIP. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, were included in treasury stock in the consolidated balance sheets prior to July 30, 2004.
      Due to RAI’s incorporation in North Carolina, concurrent with the completion of the business combination transactions, treasury shares held by RJR were cancelled. RAI has continued to repurchase and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cancel shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan, as successor plan to the 1999 LTIP. Additionally, to maintain B&W’s ownership levels of 42%, RAI is required to repurchase and cancel shares, dependent upon certain stock issuances through September 2005. From August through December 2004, RAI repurchased 607,642 shares of its common stock at an aggregate cost of $43 million.
Note 16 — Stock Plans
      As of December 31, 2004, RAI had two stock plans, the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, and the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. The EIAP is an amendment, restatement and continuation of the Amended and Restated Equity Incentive Award Plan for Directors of R. J. Reynolds Tobacco Holdings, Inc. and Subsidiaries. The LTIP is an amendment, restatement and continuation of the R. J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan, referred to as the 1999 LTIP.
      The EIAP currently provides for (1) grants of deferred stock units to outside directors upon becoming a director or upon appointment to the position of Non-Executive Chairman and (2) grants of deferred units on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 344,208 shares were available for grant as of December 31, 2004. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock at date of grant, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to EIAP was $4 million, $1 million and $2 million for 2004, 2003 and 2002, respectively.
      The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 13,772,814 shares. Of this authorization, 5,101,289 shares were available for grant as of December 31, 2004.
      In 1999, RJR granted 777,000 shares of restricted stock in tandem with 3,108,000 options to eligible employees under the 1999 LTIP. On each vesting date, each eligible employee received the portion of the tandem award with the highest value, the vesting shares of RJR common stock or tandem stock options, unless he or she previously made an affirmative election otherwise. Since the date of grant, 717,624 shares were forfeited and restrictions lapsed on 59,376 shares. The market price of the stock on the grant date was charged to shareholders’ equity as unearned compensation and was amortized on a straight-line basis over the vesting periods through September 2000. Subsequent to the fourth quarter of 2000, it was more probable that holders would forfeit the restricted stock grant at vesting and elect to exercise the related tandem options. Accordingly, amortization of the unamortized equity to compensation expense was suspended. During 2003 and 2002, compensation expense was $2 million and $1 million, respectively, including the amortization expense on vesting shares, dividends paid on unvested restricted shares and the reversal of previous compensation expense that resulted from the forfeiture of unvested restricted shares. Concurrent with the completion of the business combination transactions, the election and vesting of the remaining tandem options resulted in the adjustment of related unamortized equity to paid-in capital.
      In 2000, RJR granted 673,898 shares of restricted stock at $17.03 to eligible employees under the 1999 LTIP. Since the date of grant, 82,715 shares were forfeited, and restrictions on the remaining shares lapsed in February 2003. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders’ equity as unearned compensation and was amortized over the three-year vesting period. Including amortization of performance shares and dividends on forfeited shares, the unamortized portion of the grant in shareholders’ equity was fully amortized in 2003, resulting in compensation expense of $1 million in 2003 and a credit of $3 million in 2002.
      In 2001, RJR granted 304,590 shares of restricted stock at $52.96 to eligible employees under the 1999 LTIP. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the three-year vesting period. Since the date of the grant, 59,102 restricted shares were forfeited and restrictions on 245,488 shares lapsed. During 2004, 2003 and 2002, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $1 million, $7 million and $1 million, respectively. No unamortized portion remained in shareholders’ equity at December 31, 2004.
      In 2002, RJR granted 334,766 shares of restricted stock at $53.49 to eligible employees under the 1999 LTIP. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the vesting period. Since the date of the grant, 36,323 restricted shares were forfeited and restrictions on 298,443 shares lapsed. Concurrent with the completion of the combination transactions, all remaining restrictions lapsed and the remaining unamortized equity was charged to compensation expense. During 2004, 2003 and 2002, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $14 million, $6 million and $2 million, respectively.
      In 2003, RJR granted 401,314 shares of restricted stock at $35.52 to eligible employees under the 1999 LTIP. The actual number of shares granted was fixed and the market price of the stock on the grant date was charged to shareholders’ equity as unearned compensation and was amortized over the vesting period. Since the date of the grant, 1,414 restricted shares were forfeited and restrictions on 399,900 shares lapsed. Concurrent with the completion of the combination transactions, all remaining restrictions lapsed and the remaining unamortized equity was charged to compensation expense. Including dividends on forfeited shares, compensation expense was $12 million in 2004 and $2 million in 2003.
      In 2004, RAI granted 485,780 performance shares at $75.50 to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting. The shares vest ratably over three years unless forfeited. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividends-in-kind paid concurrently with RAI dividends, are recognized as compensation expense. As of December 31, 2004, compensation expense was $9 million and the related liability was $8 million exclusive of dividends paid.
      In the EIAP and the LTIP, for various price ranges, the weighted average characteristics of stock options outstanding and exercisable at December 31, 2004, were:

	Options Outstanding			Exercisable Options

		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$23.32 – $33.71	484,349	4.4	$28.19	484,349	$28.19
$36.24 – $48.33	18,662	5.6	$39.66	18,662	$39.66
$69.79 – $69.79	10,000	7.4	$69.79	10,000	$69.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in RAI’s stock options during 2004, 2003 and 2002 were:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,995,413	$29.45	2,876,252	$29.31	4,393,776	$29.01
Options granted	—	—	10,000	37.03	10,000	69.79
Options forfeited	—	—	(277,443)	30.88	(160,735)	29.14
Options exercised	(1,482,402)	29.46	(613,396)	28.28	(1,366,789)	28.65

Options outstanding at end of year	513,011	29.42	1,995,413	29.45	2,876,252	29.31

Exercisable at end of year	513,011	29.42	1,480,413	29.43	1,738,252	29.42

      Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	480,211	$28.34	5,101,289
Equity Compensation Plans Not Approved by Security Holders(1)	32,800	45.23	344,208

Total	513,011	29.42	5,445,497

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.
      RJR adopted the prospective method of transition of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” effective January 1, 2003. Accordingly, all compensation costs related to employee stock awards that were granted prior to January 1, 2003, continued to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003 are recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended.
Note 17 — Retirement Benefits
      RAI and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most employees, and also provide certain health and life insurance benefits for retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.
      As part of the business combination transactions, RAI assumed certain pension and postretirement benefit obligations and the related assets of former B&W plans. The liability for the projected benefit obligation in excess of plan assets was recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” All previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized transition obligation or asset existing at the date of the business combination were eliminated. As a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the business combination, the pension benefit obligation and pension assets increased by $1.9 billion and $1.6 billion, respectively, and the postretirement benefit obligation and postretirement assets increased by $621 million and $312 million, respectively.
      The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were:

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Obligation at beginning of year	$3,056	$2,848	$814	$919
Assumed in business combination	1,949	—	621	—
Service cost	44	40	5	6
Interest cost	235	181	64	53
Actuarial (gain)/loss	165	109	(3)	49
Plan amendments	6	6	—	(155)
Benefits paid	(263)	(204)	(83)	(63)
Settlements	(7)	(5)	—	—
Adjustment to 2003 workforce reduction	2	—	1	—
Special termination benefits	—	71	—	—
Curtailment	—	10	—	5

Obligation at end of year	$5,187	$3,056	$1,419	$814

Change in plan assets:
Fair value of plan assets at beginning of year	$2,306	$1,915	$—	$—
Acquired in business combination	1,644	—	312	—
Actual return on plan assets	425	488	35	—
Employer contributions	126	112	71	63
Benefits paid	(263)	(204)	(83)	(63)
Settlements	(7)	(5)	—	—

Fair value of plan assets at end of year	$4,231	$2,306	$335	$—

Funded status:
Funded status	$(956)	$(750)	$(1,084)	$(814)
Unrecognized transition asset	—	—	—	(3)
Unrecognized prior service cost	19	17	(126)	(133)
Unrecognized net actuarial loss	796	851	305	351

Net amount recognized	$(141)	$118	$(905)	$(599)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — current liability	$(208)	$(116)	$(70)	$(58)
Accrued benefit — long-term liability	(634)	(493)	(835)	(541)
Intangible asset	18	17	—	—
Accumulated other comprehensive income	683	710	—	—

Net amount recognized	$(141)	$118	$(905)	$(599)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension	Postretirement
	Benefits	Benefits	All Plans
	2004	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.05%	6.05%	6.15%
Rate of compensation increase	4.77%	4.79%	5.00%
      The measurement date used for all plans was December 31st.
      All pension plans experienced accumulated benefit obligations in excess of plan assets and are summarized below:

	December 31,

	2004	2003

Projected benefit obligation	$5,187	$3,056
Accumulated benefit obligation	$5,001	$2,913
Plan assets	$4,231	$2,306
      All postretirement benefit plans experienced accumulated benefit obligations in excess of plan assets and are summarized below:

	December 31,

	2004	2003

Accumulated benefit obligation	$1,419	$814
Plan assets	$335	—
      The components of the total benefit cost and assumptions are set forth below:

				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004(1)	2003	2002

Components of total benefit cost (income):
Service cost	$44	$40	$38	$5	$6	$6
Interest cost	235	181	181	64	53	60
Expected return on plan assets	(252)	(187)	(222)	(11)	—	—
Amortization of transition asset	—	—	—	(3)	(6)	(6)
Amortization of prior service cost	3	1	(2)	(18)	(10)	—
Amortization of net loss (gain)	50	51	4	20	27	16

Net periodic benefit cost (income)	80	86	(1)	57	70	76
Curtailment/special benefits	3	87	37	—	(6)	7
Adjustment to 2003 workforce reduction	(5)	—	—	10	—	—
Settlements	3	—	3	—	—	—

Total benefit cost	$81	$173	$39	$67	$64	$83

(1)	Excludes one-time cost which is included in the business combination transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension	Postretirement
	Benefits	Benefits	All Plans	All Plans
	2004	2004	2003	2002

Discount rate	6.15%/6.27%(1)	6.15%/6.45%(2)	6.40%/6.50%(3)	7.40%
Expected long-term return on plan assets	8.79%	8.50%	9.00%	9.50%
Rate of compensation increase	4.77%	4.79%	5.00%	5.00%

(1)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.
(2)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.
(3)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from September 1, 2003 to December 31, 2003, to reflect the impact of the 2003 restructuring plan.
      The postretirement plan benefit obligation decreased by $155 million in 2003 due to certain plan amendments. The decrease is being recognized in net periodic cost over approximately eight years.
      In 2000, RJR offered to its current and retired employees who had earned non-qualified pension benefits a one-time opportunity to elect to have at least 75% of their total earned qualified and non-qualified pension benefits funded over a three-year period. The total benefit cost of this program in 2004, 2003 and 2002 was $3 million, less than $1 million and $3 million, respectively.
      RAI incurred a curtailment cost in 2004 of $3 million due to an early retirement under a non-qualified pension plan.
      In connection with the 2003 and 2002 restructuring plans, curtailment and special termination benefits costs were $87 million and $37 million, respectively, and $(6) million benefit and $7 million cost for postretirement benefits, respectively.
      In 2004, after examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated curtailment and special benefits costs were reversed from the restructuring charge. During the second and third quarters of 2004, other amounts were reversed reflecting less-than-expected workforce reductions, primarily in manufacturing. The total increase to the pension benefits obligation and the postretirement obligation was $2 million and $1 million, respectively. The total adjustment in 2004 to pension benefit income was $(5) million and postretirement benefits cost was $10 million as a result of the revision of these planned workforce reductions.
      The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for Plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) active management excess return expectations to the extent asset classes are actively managed.
      SFAS No. 87 permits the delayed recognition of pension fund gains and losses in ratable periods of up to five years. RAI uses a five-year period wherein pension fund gains and losses are reflected in the pension calculation at 20% per year, beginning the year after the gains or losses occur. Recent stock market increases have partially offset prior year declines, which in turn resulted in a reduction of additional minimum pension liabilities through a benefit of $27 million, $17 million after tax, to other comprehensive income in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Plan assets are invested using a combination of active and passive investment strategies. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases (equity investments), and interest rate bets (fixed income investments) against related benchmark indices, while focusing primarily on issue selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Investment managers are monitored to evaluate performance against these benchmark indices and targets.
      Allowable investment types include U.S. equity, non-U.S. equity, fixed income, real estate, private equity investment and hedge funds. The U.S. equity fund is composed of common stocks of large, medium and small companies, which are predominantly U.S. based. The non-U.S. equity fund includes equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. The fixed income fund (debt securities) includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate includes publicly traded real estate investment trust securities. The hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income.
      For pension assets, futures are used to equitize cash held by investment managers in order to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.
      The target pension asset allocation is 43% U.S. equity investments, 18% non-U.S. equity investments, 26% fixed income investments, 8% hedge fund investments, 4% real estate and 1% other, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
      The target postretirement asset allocation is 43% U.S. equity investments, 17% non-U.S. equity investments, 27% fixed income investments, 8% hedge fund investments and 5% real estate, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
      Subsequent to the business combination, RAI will review the target asset allocations with respect to the former B&W plan assets in combination with the RAI plan assets.
      RAI’s pension plans weighted-average asset allocations at December 31, 2004, and 2003, by asset category were as follows:

	Plan Assets at December 31

	Pensions		Postretirement

	2004	2003	2004

Asset Category
U.S. Equity securities	44%	46%	43%
Non U.S. Equity securities	20%	22%	17%
Debt securities	24%	21%	27%
Hedge funds	9%	9%	8%
Real Estate	3%	—	5%
Other	—	2%	—

Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed weighted-average health care cost trend rates are:

	2004	2003

Health care cost trend rate assumed for the following year	9.02%	10.34%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.13%	5.13%
Year that the rate reaches the ultimate trend rate	2014	2013
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Total of Service and Interest Cost Components	$4	$(3)
Effect on Benefit Obligation	92	(79)
      RAI expects to contribute $208 million to its pension plans and expects payments related to its postretirement plans to be $70 million during 2005.
Estimated future benefits payments:

			Postretirement Benefits

			Gross Projected	Expected	Net Projected
			Benefit Payments	Medicare	Benefit Payments
	Pension		Before Medicare	Part D	After Medicare
Year	Benefits		Part D Subsidies	Subsidies	Part D Subsidies

2005	$402	(1)	$102	$—	$102
2006	408	(1)	116	5	111
2007	359		118	5	113
2008	356		120	6	114
2009	352		122	6	116
2010-2014	1,791		607	33	574

(1)	The increased pension benefit payments in 2005 and 2006 include the assumption that a larger than normal portion of the employees downsized during the 2003 restructuring will request a lump sum payment of their retirement benefits at the end of their severance period.
      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Act. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. RAI sponsors retiree medical programs, which include coverage for prescription drugs. RJR deferred financial recognition of this legislation until 2004, which was permitted under FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”
      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” referred to as FSP 106-2. RAI adopted FSP 106-2 in the third quarter of 2004 and as a result, net postretirement health-care costs were reduced approximately $4 million. The Accumulated Postretirement Benefit Obligation was reduced approximately $82 million for the federal subsidy related to benefits attributed to past service. This includes $38 million for the former B&W plans that is reflected in the benefit obligation assumed in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business combination. As additional information becomes available regarding how to determine and collect the Medicare Part D subsidy, RAI will review and possibly update these amounts.
      RAI sponsors qualified defined contribution plans. For the RAI plan, following a participant’s contribution, RAI matches 50% based on a maximum of 6% of a participant’s compensation for participants hired prior to January 1, 2004. For participants hired after December 31, 2003, RAI will match 100% based on a maximum of 6% of a participant’s compensation. For the former B&W defined contribution plan, RAI will contribute an amount for salaried employees equal to 12% of their eligible earnings during the period from January 1, 2004 to August 31, 2004, and 6% of the eligible earnings for the period from September 1, 2004 to December 31, 2004. Under the former B&W plan, RAI will also contribute an amount for hourly employees equal to 6% of eligible earnings. The expense related to these plans was $18 million in 2004 and $12 million in each of 2003 and 2002. The 2004 expense includes former B&W plan expense only for the post-merger period.
Note 18 — Segment Information
      RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2004. Those brands, and its other brands, including PALL MALL, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.
      The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Concurrent with the July 2004 business combination transactions, certain immaterial subsidiaries were reorganized, and as a result are reported as All Other rather than RJR Tobacco. Amounts presented in prior periods have been reclassified accordingly.
      Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. GPI manufactures and exports cigarettes to U.S. territories, U.S. Duty Free and overseas military and manages a contract manufacturing business.
      On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, which initially marketed its products in France, Spain, the Canary Islands and Italy, expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Data:

	2004	2003	2002

Net sales:
RJR Tobacco	$5,763	$4,878	$5,837
All Other	674	389	374

Consolidated net sales	$6,437	$5,267	$6,211

Operating income:
RJR Tobacco	$900	$(3,828)	$762
All Other	99	53	44
Corporate expense	(117)	(66)	(27)

Consolidated operating income (loss)	$882	$(3,841)	$779

Assets:
RJR Tobacco	$11,849	$7,339	$11,819
All Other	1,352	959	842
Corporate	1,227	1,379	1,990

Consolidated assets	$14,428	$9,677	$14,651

Capital expenditures:
RJR Tobacco	$77	$60	$94
All Other	15	10	17

Consolidated capital expenditures	$92	$70	$111

Depreciation and amortization expense:
RJR Tobacco	$148	$147	$180
All Other	5	4	4

Consolidated depreciation expense	$153	$151	$184

Reconciliation to income (loss) from continuing operations before income taxes:
Operating income (loss)	$882	$(3,841)	$779
Interest and debt expense	85	111	147
Interest income	(30)	(29)	(62)
Other (income) expense	(2)	(5)	11

Income (loss) from continuing operations before income taxes	$829	$(3,918)	$683

      For further information related to restructuring and asset impairment charges, see note 4 to consolidated financial statements. For further information related to goodwill and trademark impairment, see note 2 to consolidated financial statements.
      Sales made by RJR Tobacco to McLane Company, Inc., a distributor to, and former affiliate of, Wal-Mart Stores, Inc., comprised 27%, 31% and 26% of RAI’s consolidated revenue in 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of RAI’s revenue during those years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19 — Related Party Transactions
      RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, manufacturing materials, pipe tobacco and little cigars to BAT affiliates at prices generally not to exceed manufacturing costs plus 10% based on B&W’s forecasted 2004 costs. For 2005 through 2009, pricing will be calculated using the 2004 base costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor statistics. During 2004, net sales to BAT affiliates were $241 million, primarily cigarettes, representing 3.7% of RAI’s total net sales.
      RAI’s operating subsidiaries also purchase unprocessed leaf at market prices and import cigarettes and pipe tobacco at prices not to exceed manufacturing costs plus 10% from BAT affiliates. Royalty expense is paid to BAT affiliates who own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During 2004, the aggregate purchases, which are primarily leaf and are included in inventory in the consolidated balance sheet, were $10 million and royalty expenses were $1 million, which are included in selling, general and administrative expenses in the consolidated statement of income. At December 31, 2004, the accounts payable due to BAT affiliates was insignificant.
Note 20 — Lease Commitments
      RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $37 million, $37 million and $44 million for 2004, 2003 and 2002, respectively.

Noncancellable
Operating Leases

2005	$34
2006	25
2007	13
2008	9
2009	7
Thereafter	29

Total	$117

The 2004 acquisition restructuring accrual includes $54 million related to the lease obligations of the former B&W facilities included in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth(2)

2004
Net sales	$1,218	$1,352	$1,866	$2,001
Gross profit	507	555	727	776
Net income from continuing operations	122	150	290	65
Discontinued operations, net of income taxes	—	1	—	11
Extraordinary item, net of income taxes	—	—	49	—
Net income	122	151	339	76
Per share data(1):
Basic:
Net income from continuing operations	1.45	1.78	2.29	0.44
Discontinued operations, net of income taxes	—	0.01	—	0.08
Extraordinary item, net of income taxes	—	—	0.38	—
Net income	1.45	1.79	2.67	0.52
Diluted:
Net income from continuing operations	1.43	1.76	2.28	0.44
Discontinued operations, net of income taxes	—	0.01	—	0.07
Extraordinary item, net of income taxes	—	—	0.38	—
Net income	1.43	1.77	2.66	0.51
2003
Net sales	$1,218	$1,431	$1,384	$1,234
Gross profit	469	576	570	434
Net income (loss) from continuing operations	71	70	(3,451)	(379)
Discontinued operations, net of income taxes	—	—	—	122
Extraordinary item, net of income taxes	—	—	—	121
Net income (loss)	71	70	(3,451)	(136)
Per share data(1):
Basic:
Net income (loss) from continuing operations	0.84	0.84	(41.31)	(4.53)
Discontinued operations, net of income taxes	—	—	—	1.46
Extraordinary item, net of income taxes	—	—	—	1.45
Net income (loss)	0.84	0.84	(41.31)	(1.62)
Diluted:
Net income (loss) from continuing operations	0.84	0.83	(41.31)	(4.53)
Discontinued operations, net of income taxes	—	—	—	1.46
Extraordinary item, net of income taxes	—	—	—	1.45
Net income (loss)	0.84	0.83	(41.31)	(1.62)

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(2)	Fourth quarter 2004 net income from continuing operations included $120 million trademark impairment, $42 million reversal of MSA Phase II obligations, $11 million legal settlements, $23 million returned goods accrual, $24 million additional impairment of 2002 restructuring charge related to assets held for sale, $6 million reversal of 2003 restructuring charges and $30 million in favorable tax resolutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Condensed Consolidating Financial Statements
      Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of RJR’s $1.45 billion guaranteed, secured notes. RAI and the other guarantors, which are direct or indirect, wholly owned subsidiaries of RAI, had fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., and RJR’s other material subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe and Lane, which are not guarantors; and elimination adjustments.
      Information as of December 31, 2004 is presented pursuant to the guarantor classification as described above. Prior period comparative information has not be reclassified, and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Condensed Consolidating Statements of Income (Loss)
(Dollars in Millions) (Unaudited)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2004
Net sales	$—	$—	$6,217	$304	$(84)	$6,437
Cost of products sold	—	—	3,821	133	(82)	3,872
Selling, general and administrative expenses	42	75	1,253	85	—	1,455
Amortization expense	—	—	24	—	—	24
Restructuring and asset impairment charges	—	(1)	6	—	—	5
Goodwill and trademark impairment charges	—	—	199	—	—	199
Interest and debt expense	—	85	—	—	—	85
Interest income	—	(5)	(24)	(1)	—	(30)
Intercompany interest (income) expense	7	(7)	(13)	13	—	—
Intercompany dividend	(322)	(370)	—	—	692	—
Other (income) expense, net	(25)	(34)	63	(6)	—	(2)

Income from continuing operations before income taxes	298	257	888	80	(694)	829
Provision for (benefit from) income taxes	(4)	(160)	342	24	—	202
Equity income from subsidiaries	1,080	624	28	3	(1,735)	—

Income from continuing operations	1,382	1,041	574	59	(2,429)	627
Gain on sale of discontinued businesses, net of income taxes	—	—	12	—	—	12

Income before extraordinary item	1,382	1,041	586	59	(2,429)	639
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$1,382	$1,041	$635	$59	$(2,429)	$688

For the Year Ended December 31, 2003
Net sales	$—	$—	$5,267	$58	$(58)	$5,267
Cost of products sold	—	—	3,263	13	(58)	3,218
Selling, general and administrative expenses	—	41	1,250	36	—	1,327
Fixture impairment	—	—	106	—	—	106
Restructuring and asset impairment charges	—	24	344	—	—	368
Goodwill and trademark impairment charges	—	—	4,089	—	—	4,089
Interest and debt expense	—	102	9	—	—	111
Interest income	—	(7)	(22)	—	—	(29)
Intercompany interest (income) expense	—	(9)	9	—	—	—
Intercompany dividend	—	(168)	(22)	—	190	—
Other (income) expense, net	—	(18)	7	6	—	(5)

Income (loss) from continuing operations before income taxes	—	35	(3,766)	3	(190)	(3,918)
Benefit from income taxes	—	(203)	(23)	(3)	—	(229)
Equity income (loss) from subsidiaries	—	(3,601)	15	14	3,572	—

Income (loss) from continuing operations	—	(3,363)	(3,728)	20	3,382	(3,689)
Gain on sale of discontinued businesses, net of income taxes	—	106	16	—	—	122

Income (loss) before extraordinary item	—	(3,257)	(3,712)	20	3,382	(3,567)
Extraordinary item — gain on acquisition	—	—	121	—	—	121

Net income (loss)	$—	$(3,257)	$(3,591)	$20	$3,382	$(3,446)

For the Year Ended December 31, 2002
Net sales	$—	$—	$6,098	$170	$(57)	$6,211
Cost of products sold	—	—	3,740	49	(57)	3,732
Selling, general and administrative expenses	—	25	1,667	(229)	—	1,463
Restructuring and asset impairment charges	—	2	221	1	—	224
Trademark impairment charges	—	—	—	13	—	13
Interest and debt expense	—	136	11	—	—	147
Interest income	—	(11)	(49)	(2)	—	(62)
Intercompany interest (income) expense	—	(19)	155	(136)	—	—
Intercompany dividend	—	(1,098)	(644)	—	1,742	—
Other (income) expense, net	—	(3)	13	1	—	11

Income from continuing operations before income taxes	—	968	984	473	(1,742)	683
Provision for (benefit from) income taxes	—	(71)	143	193	—	265
Equity income (loss) from subsidiaries	—	660	(286)	8	(382)	—

Income from continuing operations	—	1,699	555	288	(2,124)	418
Gain on sale of discontinued businesses, net of income taxes	—	—	40	—	—	40

Income before cumulative effect of accounting change	—	1,699	595	288	(2,124)	458
Cumulative effect of accounting change, net of income taxes	—	—	37	(539)	—	(502)

Net income (loss)	$—	$1,699	$632	$(251)	$(2,124)	$(44)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions) (Unaudited)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2004
Cash flows from (used in) operating activities	$290	$304	$1,107	$(273)	$(692)	$736

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(4,567)	—	—	(4,569)
Proceeds from short-term investments	—	—	4,757	—	—	4,757
Purchases of long-term investments	—	(10)	—	—	—	(10)
Proceeds from long-term investments	—	1	—	—	—	1
Capital expenditures	—	—	(76)	(16)	—	(92)
Acquisition, net of cash acquired	(400)	—	604	—	—	204
Distribution from (investment in) equity investments	—	—	—	5	—	5
Other, net	(3)	(35)	2	—	—	(36)
Intercompany notes receivable	—	12	(345)	—	333	—

Net cash flows from (used in) investing activities	(403)	(34)	375	(11)	333	260

Cash flows from (used in) financing activities:
Repurchase of common stock	(43)	(28)	—	—	—	(71)
Dividends paid on common stock	(140)	(565)	(370)	—	692	(383)
Repayments of long-term debt	—	(56)	—	—	—	(56)
Proceeds from exercise of stock options	32	11	—	—	—	43
Intercompany notes and interest payables	405	13	(397)	312	(333)	—

Net cash flows from (used in) financing activities	254	(625)	(767)	312	359	(467)

Net change in cash and cash equivalents	141	(355)	715	28	—	529
Cash and cash equivalents at beginning of year	—	386	541	43	—	970

Cash and cash equivalents at end of year	$141	$31	$1,256	$71	$—	$1,499

For the Year Ended December 31, 2003
Cash flows from operating activities	$—	$453	$1,202	$24	$(1,098)	$581

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3)	(3,342)	—	—	(3,345)
Proceeds from short-term investments	—	400	3,594	—	—	3,994
Capital expenditures	—	—	(69)	(1)	—	(70)
Acquisition, net of cash acquired	—	—	(9)	—	—	(9)
Net proceeds from sale of business	—	—	6	—	—	6
Increase in equity investments	—	—	—	(36)	—	(36)
Proceeds from liquidation of trusts	—	—	99	—	—	99
Other, net	—	—	2	—	—	2
Intercompany notes receivable	—	(26)	272	—	(246)	—

Net cash flows from (used in) investing activities	—	371	553	(37)	(246)	641

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(75)	—	—	—	(75)
Dividends paid on common stock	—	(323)	(1,093)	—	1,093	(323)
Repayments of long-term debt	—	(643)	(98)	—	—	(741)
Proceeds from exercise of stock options	—	17	—	—	—	17
Intercompany notes payables	—	123	(411)	37	251	—

Net cash flows from (used in) financing activities	—	(901)	(1,602)	37	1,344	(1,122)

Net change in cash and cash equivalents	—	(77)	153	24	—	100
Cash and cash equivalents at beginning of year	—	463	398	9	—	870

Cash and cash equivalents at end of year	$—	$386	$551	$33	$—	$970

For the Year Ended December 31, 2002
Cash flows from operating activities	$—	$824	$710	$721	$(1,766)	$489

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(504)	(2,903)	—	—	(3,407)
Proceeds from short-term investments	—	—	2,938	—	—	2,938
Capital expenditures	—	—	(98)	(13)	—	(111)
Acquisition, net of cash acquired	—	(339)	—	—	—	(339)
Other, net	—	—	18	—	—	18
Intercompany notes receivable	—	214	160	(386)	12	—

Net cash flows from (used in) investing activities	—	(629)	115	(399)	12	(901)

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(511)	—	—	—	(511)
Dividends paid on common stock	—	(335)	(1,098)	(644)	1,742	(335)
Repayments of long-term debt	—	(43)	—	—	—	(43)
Proceeds from issuance of long-term debt	—	745	—	—	—	745
Proceeds from exercise of stock options	—	39	—	—	—	39
Intercompany notes payables	—	188	(536)	336	12	—

Net cash flows from (used in) financing activities	—	83	(1,634)	(308)	1,754	(105)

Net change in cash and cash equivalents	—	278	(809)	14	—	(517)
Cash and cash equivalents at beginning of year	—	185	1,101	101	—	1,387

Cash and cash equivalents at end of year	$—	$463	$292	$115	$—	$870

Condensed Consolidating Balance Sheets
(Dollars in Millions)
(Unaudited)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2004
Assets
Cash and cash equivalents	$141	$31	$1,256	$71	$—	$1,499
Short-term investments	—	109	364	—	—	473
Assets held for sale	—	—	52	—	—	52
Other current assets	60	14	2,670	170	(314)	2,600
Trademarks, net	—	—	2,223	180	—	2,403
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	170	36	—	206
Intercompany notes and interest receivable	—	374	3,665	13	(4,052)	—
Investment in subsidiaries	6,569	8,063	65	6	(14,703)	—
Other assets and deferred charges	15	128	1,293	106	(32)	1,510

Total assets	$6,785	$8,719	$17,079	$946	$(19,101)	$14,428

Liabilities and shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$11	$—	$—	$11
Tobacco settlement and related accruals	—	—	2,367	14	—	2,381
Other current liabilities	166	384	1,328	96	(311)	1,663
Intercompany notes and interest payable	405	394	2,890	363	(4,052)	—
Long-term debt (less current maturities)	—	1,595	—	—	—	1,595
Other noncurrent liabilities	29	113	2,392	100	(32)	2,602
Shareholders’ equity	6,185	6,233	8,091	373	(14,706)	6,176

Total liabilities and shareholders’ equity	$6,785	$8,719	$17,079	$946	$(19,101)	$14,428

December 31, 2003
Assets
Cash and cash equivalents	$—	$386	$551	$33	$—	$970
Short-term investments	—	107	553	—	—	660
Assets held for sale	—	—	84	—	—	84
Other current assets	—	60	1,913	7	(363)	1,617
Trademarks, net	—	—	1,759	—	—	1,759
Goodwill	—	—	3,292	—	—	3,292
Intercompany notes receivable	—	386	3,320	13	(3,719)	—
Investment in subsidiaries	—	4,798	44	19	(4,861)	—
Other assets and deferred charges	—	143	1,098	58	(4)	1,295

Total assets	$—	$5,880	$12,614	$130	$(8,947)	$9,677

Liabilities and shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	—	1,629	—	—	1,629
Other current liabilities	—	545	1,027	17	(363)	1,226
Intercompany notes payable	—	381	3,287	51	(3,719)	—
Long-term debt (less current maturities)	—	1,671	—	—	—	1,671
Other noncurrent liabilities	—	226	1,850	12	(4)	2,084
Shareholders’ equity	—	3,057	4,811	50	(4,861)	3,057

Total liabilities and shareholders’ equity	$—	$5,880	$12,614	$130	$(8,947)	$9,677

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9a.	Controls and Procedures
Disclosure Controls and Procedures
      RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
      Rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002 require RAI’s Annual Report on Form 10-K for the year ending December 31, 2005, to contain management’s report and an independent accountants’ report regarding the effectiveness of internal control over financial reporting. However, management is voluntarily including such reports for the year ended December 31, 2004. Internal control over financial reporting related to the net assets and operations of B&W and Lane acquired by RAI on July 30, 2004, were excluded from the assessment of the effectiveness of RAI’s internal control over financial reporting as of December 31, 2004. These operations reported $1.1 billion of total assets and $1.4 billion in net sales as of and for the five months ended December 31, 2004, which are included in RAI’s consolidated financial statements.
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of RAI; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of RAI are being made only in accordance with authorizations of management and directors of RAI; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of RAI’s assets that could have a material effect on the financial statements.
      Management conducted its evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on the evaluation of internal controls, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2004.
      KPMG LLP, RAI’s independent registered public accounting firm, has issued an attestation report on management’s assessment of RAI’s internal control over financial reporting. Such report is included in Item 8-Financial Statements and Supplementary Data.

Dated: February 28, 2005	/s/ Susan M. Ivey -------------------------------------------------------- Susan M. Ivey President and Chief Executive Officer

/s/ Dianne M. Neal -------------------------------------------------------- Dianne M. Neal Executive Vice President and Chief Financial Officer

Limitation on the Effectiveness of Controls
      Internal controls are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded, executed and reported in accordance with management’s authorization. The effectiveness of internal controls is supported by qualified personnel and an organization structure that provides an appropriate division of responsibility and formalized procedures. An internal audit staff regularly monitors the adequacy and effectiveness of internal controls including reporting to RAI’s audit committee. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may note prevent or detect misstatements.
Changes in Controls
      There have been no changes in RAI’s internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect RAI’s internal controls over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors
Reynolds American Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Reynolds American Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Reynolds American Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Reynolds American Inc. acquired the U.S. assets, liabilities, and operations of B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c. (BAT) and the capital stock of Cigarette Manufacturers Supplies Inc., an indirect subsidiary of BAT, which owns all of the outstanding stock of Lane Limited (together referred to as “B&W/Lane”) during 2004, and management excluded from its assessment of the effectiveness of Reynolds American Inc.’s internal control over financial reporting as of December 31, 2004, B&W/ Lane’s internal control over financial reporting associated with total assets of $1.1 billion and total net sales of $1.4 billion included in the consolidated financial statements of Reynolds American Inc. as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Reynolds American Inc. also excluded an evaluation of the internal control over financial reporting of B&W/Lane.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February  28, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Greensboro, North Carolina
February 28, 2005

Item 9b.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 24, 2005, referred to as Proxy Statement: “The Board of Directors — Item 1: Election of Class I Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

Item 11.	Executive Compensation
      Item 11 is incorporated by reference to the following sections of the Proxy Statement: “Executive Compensation;” “The Board of Directors — Committees and Meetings of the Board of Directors — Compensation Committee; Compensation Committee Interlocks and Insider Participation;” and “The Board of Directors — Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Item 12 is incorporated by reference to following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” “Security Ownership of Certain Beneficial Owners and Management — Standstill Provisions; Transfer Restrictions;” and “Executive Compensation — Item 2: Approval of the Reynolds American Inc. Long-Term Incentive Plan — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions
      Item 13 is incorporated by reference to the following section of the Proxy Statement: “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
      Item 14 is incorporated by reference to the following sections of the Proxy Statement: “Audit Matters-Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy;” and “Audit Matters — Fees of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1) Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below

(b)	The following exhibits are filed as part of this report, Exhibit Numbers 10.34 through 10.70 are management contracts, compensatory plans or arrangements:

Exhibit
Number

2.1	Business Combination Agreement, dated as of October 27, 2003, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated October 29, 2003).
2.2	Amendment No. 1, dated as of January 9, 2004, to the Business Combination Agreement dated as of October 27, 2003, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 2.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
2.3	Amendment No. 2, dated as of June 15, 2004, to the Business Combination Agreement, dated as of October 27, 2003, as amended, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 2.3 to Registrant’s Form 8-K dated July 30, 2004).
2.4	Amendment to Business Combination Agreement and Disclosure Schedule, dated July 30, 2004, by Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), and accepted and agreed to by R. J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated July 30, 2004).
2.5	Joinder Agreement, dated as of January 9, 2004, among Reynolds American Inc., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and R. J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.5 to Registrant’s Form 8-K dated July 30, 2004).
2.6	Lane Stock Purchase Agreement, dated as of October 27, 2003, by and among R. J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated October 29, 2003).
2.7	Amendment No. 1, dated as of January 9, 2004, to Lane Stock Purchase Agreement dated as of October 27, 2003, by and among R. J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 2.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).

Exhibit
Number

2.8	Joinder Agreement, dated as of January 9, 2004, among American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc., R. J. Reynolds Tobacco Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 2.8 to Registrant’s Form 8-K dated July 30, 2004).
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed July 29, 2004).
3.2	Amended and Restated Bylaws of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated February 1, 2005).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Registrant’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.4	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.5	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.6	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.7	Second Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.8	Third Supplemental Indenture, dated as of July 30, 2004, among R. J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated July 30, 2004).
4.9	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.10	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).

Exhibit
Number

4.11	Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.12	Indenture dated as of May 20, 2002, by and among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.13	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.14	Second Supplemental Indenture, dated as of July 30, 2004, among R. J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition, GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated July 30, 2004).
10.1	Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated July 30, 2004).
10.2	Fourth Amended and Restated Subsidiary Guaranty, by R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC and BWT Brands, Inc. to the creditors defined therein, issued in connection with the Third Amended and Restated Credit Agreement dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K dated July 30, 2004).
10.3	Amended and Restated Security Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K dated July 30, 2004).
10.4	Amended and Restated Pledge Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K dated July 30, 2004).
10.5	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.6	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.12 to Registrant’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.7	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.5 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.8	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K dated July 30, 2004).
10.9	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.10	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.14 to Registrant’s Form 8-K dated July 30, 2004).
10.11	Mortgage, Security Agreement, Assignment of Leases, Rents and Rights, Financing Statement and Fixture Filing (South Carolina), made by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Mortgagee (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K dated July 30, 2004).
10.12	Deed to Secure Debt, Security Agreement and Assignment of Leases, Rents and Rights (Georgia), made by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Grantee (incorporated by reference to Exhibit 10.11 to Registrant’s Form 8-K dated July 30, 2004).
10.13	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 30, 2004).
10.14	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated July 30, 2004).
10.15	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 18, 2004).
10.16	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated July 30, 2004).
10.17	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated July 30, 2004).
10.18	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.19	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.20	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated June 14, 1999).
10.21	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.22	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.23	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.24	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.25	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.26	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).
10.27	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.28	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.29	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.30	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

Exhibit
Number

10.31	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.32	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.33	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.34	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 1, 2005).
10.35	Reynolds American Inc. Outside Directors’ Benefit Summary.
10.36	Amended and Restated Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated February 1, 2005).
10.37	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 30, 2004).
10.38	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.39	Form of Stock Option Agreement (Initial) between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.40	Form of Stock Option Agreement (Annual) between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.41	Amended and Restated Deferred Compensation Plan for Directors of Reynolds American Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated February 1, 2005).
10.42	Amended and Restated Reynolds American Inc. Long-Term Incentive Plan.
10.43	Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.44	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.32 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.45	Form of Amendment No. 2 to Tandem Restricted Stock/Stock Option Agreement dated as of April 24, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).

Exhibit
Number

10.46	Amendment No. 3 to Tandem Restricted Stock/Stock Option Agreements dated December 10, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999 (incorporated by reference to Exhibit 10.35 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.47	Form of Restricted Stock Agreement dated July 31, 2003, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.48	Form of Performance Unit Agreement (three-year vesting) dated July 31, 2003, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.49	Form of Performance Unit Agreement (one-year vesting) dated February 4, 2004, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.52 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
10.50	Form of Performance Share Agreement dated August 31, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 31, 2004).
10.51	Form of Amendment No. 1 to Performance Unit Agreement dated October 7, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated October 7, 2004).
10.52	Performance Unit Agreement dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated October 7, 2004).
10.53	Form of Performance Unit Agreement (one-year vesting) dated February 2, 2005, between Reynolds American Inc. and the grantee named therein.
10.54	Form of Performance Unit Agreement (three-year vesting) dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated March 2, 2005).
10.55	Form of Performance Share Agreement, dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, dated March 2, 2005).
10.56	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.57	Letter Agreement regarding Severance Benefits and Change of Control Protections dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated October 7, 2004).
10.58	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.59	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004 offer letter (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated February 1, 2005).
10.60	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated February 1, 2005).
10.61	Reynolds American Inc. Annual Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2004).

Exhibit
Number

10.62	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, by and between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to R. J. Reynolds Tobacco Holdings, Inc.’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.63	Amendment No. 1 to Excess Benefit Master Trust Agreement dated January 27, 1989, by and between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10(h)(ii) to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.64	Second Amendment to Excess Benefit Master Trust Agreement, dated as of October 3, 2003, by and between R. J. Reynolds Tobacco Company, as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.57 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 5, 2004).
10.65	R. J. Reynolds Supplemental Executive Retirement Plan, as amended and restated on January 1, 2004 (incorporated by reference to Exhibit 10.58 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 5, 2004).
10.66	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.67	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004).
10.68	Form of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Trust Agreement for the executive officer named therein.
10.69	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004 by amendment nos. 1 and 2).
10.70	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2004.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Expanded Litigation Disclosure.
99.2	Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)
Dated: March 9, 2005

By:	/s/ Susan M. Ivey

Susan M. Ivey
President, Chief Executive Officer and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2005

/s/ Dianne M. Neal Dianne M. Neal	Executive Vice President and Chief Financial Officer (principal financial officer)	March 9, 2005

/s/ Thomas R. Adams Thomas R. Adams	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 9, 2005

/s/ Andrew J. Schindler Andrew J. Schindler	Non-Executive Chairman of the Board and Director	March 9, 2005

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 9, 2005

/s/ John T. Chain, Jr. John T. Chain, Jr.	Director	March 9, 2005

/s/ Antonio Monteiro de Castro Antonio Monteiro de Castro	Director	March 9, 2005

/s/ E. V. Goings E. V. Goings	Director	March 9, 2005

/s/ Nana Mensah Nana Mensah	Director	March 9, 2005

/s/ Robert S. Miller, Jr. Robert S. Miller, Jr.	Director	March 9, 2005

/s/ H. G. L. Powell H. G. L. Powell	Director	March 9, 2005

/s/ Joseph P. Viviano Joseph P. Viviano	Director	March 9, 2005

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	March 9, 2005

/s/ Neil R. Withington Neil R. Withington	Director	March 9, 2005

EXHIBIT INDEX

Exhibit
Number

2.1	Business Combination Agreement, dated as of October 27, 2003, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated October 29, 2003).
2.2	Amendment No. 1, dated as of January 9, 2004, to the Business Combination Agreement dated as of October 27, 2003, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 2.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
2.3	Amendment No. 2, dated as of June 15, 2004, to the Business Combination Agreement, dated as of October 27, 2003, as amended, by and between R. J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 2.3 to Registrant’s Form 8-K dated July 30, 2004).
2.4	Amendment to Business Combination Agreement and Disclosure Schedule, dated July 30, 2004, by Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), and accepted and agreed to by R. J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated July 30, 2004).
2.5	Joinder Agreement, dated as of January 9, 2004, among Reynolds American Inc., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and R. J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.5 to Registrant’s Form 8-K dated July 30, 2004).
2.6	Lane Stock Purchase Agreement, dated as of October 27, 2003, by and among R. J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated October 29, 2003).
2.7	Amendment No. 1, dated as of January 9, 2004, to Lane Stock Purchase Agreement dated as of October 27, 2003, by and among R. J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (incorporated by reference to Exhibit 2.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
2.8	Joinder Agreement, dated as of January 9, 2004, among American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc., R. J. Reynolds Tobacco Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 2.8 to Registrant’s Form 8-K dated July 30, 2004).
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed July 29, 2004).
3.2	Amended and Restated Bylaws of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated February 1, 2005).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Registrant’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

Exhibit
Number

4.4	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.5	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.6	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.7	Second Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.8	Third Supplemental Indenture, dated as of July 30, 2004, among R. J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated July 30, 2004).
4.9	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.10	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.11	Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.12	Indenture dated as of May 20, 2002, by and among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.13	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.14	Second Supplemental Indenture, dated as of July 30, 2004, among R. J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition, GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.1	Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated July 30, 2004).
10.2	Fourth Amended and Restated Subsidiary Guaranty, by R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC and BWT Brands, Inc. to the creditors defined therein, issued in connection with the Third Amended and Restated Credit Agreement dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K dated July 30, 2004).
10.3	Amended and Restated Security Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K dated July 30, 2004).
10.4	Amended and Restated Pledge Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K dated July 30, 2004).
10.5	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.6	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.12 to Registrant’s Form 8-K dated July 30, 2004).
10.7	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.5 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.8	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K dated July 30, 2004).
10.9	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.10	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.14 to Registrant’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.11	Mortgage, Security Agreement, Assignment of Leases, Rents and Rights, Financing Statement and Fixture Filing (South Carolina), made by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Mortgagee (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K dated July 30, 2004).
10.12	Deed to Secure Debt, Security Agreement and Assignment of Leases, Rents and Rights (Georgia), made by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Grantee (incorporated by reference to Exhibit 10.11 to Registrant’s Form 8-K dated July 30, 2004).
10.13	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 30, 2004).
10.14	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated July 30, 2004).
10.15	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 18, 2004).
10.16	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated July 30, 2004).
10.17	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated July 30, 2004).
10.18	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated July 30, 2004).
10.19	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.20	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated June 14, 1999).
10.21	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.22	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.23	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

Exhibit
Number

10.24	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.25	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.26	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).
10.27	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.28	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.29	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.30	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.31	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.32	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.33	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.34	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 1, 2005).
10.35	Reynolds American Inc. Outside Directors’ Benefit Summary.
10.36	Amended and Restated Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated February 1, 2005).
10.37	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 30, 2004).

Exhibit
Number

10.38	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.39	Form of Stock Option Agreement (Initial) between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.40	Form of Stock Option Agreement (Annual) between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.41	Amended and Restated Deferred Compensation Plan for Directors of Reynolds American Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated February 1, 2005).
10.42	Amended and Restated Reynolds American Inc. Long-Term Incentive Plan.
10.43	Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.44	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.32 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.45	Form of Amendment No. 2 to Tandem Restricted Stock/Stock Option Agreement dated as of April 24, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.46	Amendment No. 3 to Tandem Restricted Stock/Stock Option Agreements dated December 10, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999 (incorporated by reference to Exhibit 10.35 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.47	Form of Restricted Stock Agreement dated July 31, 2003, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.48	Form of Performance Unit Agreement (three-year vesting) dated July 31, 2003, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.49	Form of Performance Unit Agreement (one-year vesting) dated February 4, 2004, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.52 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004).
10.50	Form of Performance Share Agreement dated August 31, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 31, 2004).
10.51	Form of Amendment No. 1 to Performance Unit Agreement dated October 7, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated October 7, 2004).
10.52	Performance Unit Agreement dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated October 7, 2004).

Exhibit
Number

10.53	Form of Performance Unit Agreement (one-year vesting) dated February 2, 2005, between Reynolds American Inc. and the grantee named therein.
10.54	Form of Performance Unit Agreement (three-year vesting) dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated March 2, 2005).
10.55	Form of Performance Share Agreement, dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, dated March 2, 2005).
10.56	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.57	Letter Agreement regarding Severance Benefits and Change of Control Protections dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated October 7, 2004).
10.58	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.59	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004 offer letter (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated February 1, 2005).
10.60	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated February 1, 2005).
10.61	Reynolds American Inc. Annual Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2004).
10.62	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, by and between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to R. J. Reynolds Tobacco Holdings, Inc.’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.63	Amendment No. 1 to Excess Benefit Master Trust Agreement dated January 27, 1989, by and between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10(h)(ii) to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.64	Second Amendment to Excess Benefit Master Trust Agreement, dated as of October 3, 2003, by and between R. J. Reynolds Tobacco Company, as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.57 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 5, 2004).
10.65	R. J. Reynolds Supplemental Executive Retirement Plan, as amended and restated on January 1, 2004 (incorporated by reference to Exhibit 10.58 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 5, 2004).
10.66	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.67	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004).
10.68	Form of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Trust Agreement for the executive officer named therein.
10.69	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004 by amendment nos. 1 and 2).

Exhibit
Number

10.70	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2004.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Expanded Litigation Disclosure.
99.2	Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy.