Form 10-Q
period 2005-03-31
REYNOLDS AMERICAN INC
filed 2005-05-09
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-32258
Reynolds American Inc.
(Exact name of registrant as specified in its charter)

North Carolina	20-0546644
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
401 North Main Street
Winston-Salem, NC 27102-2990
(Address of principal executive offices) (Zip Code)
(336) 741-2000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 147,381,149 shares of common stock, par value $.0001 per share, as of April 15, 2005

PART I — Financial Information

Item 1.	Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the
	Three Months Ended
	March 31,

	2005	2004

Net sales[1]	$1,812	$1,218
Net sales, related party	145	—

	1,957	1,218
Costs and expenses:
Cost of products sold[1,2]	1,111	711
Selling, general and administrative expenses	364	295
Amortization expense	15	—
Restructuring and asset impairment charges	—	(9)

Operating income	467	221
Interest and debt expense	24	20
Interest income	(17)	(5)
Other expense, net	4	5

Income before income taxes	456	201
Provision for income taxes	175	79

Net income	$281	$122

Basic income per share	$1.91	$1.45

Diluted income per share	$1.90	$1.43

Dividends declared per share	$0.95	$0.95

[1]	Excludes excise taxes of $508 million and $371 million for the three months ended March 31, 2005 and 2004, respectively.

[2]	Includes settlement expense of $552 million, after offset of MSA Phase II growers’ liability of $65 million, and $449 million for the three months ended March 31, 2005 and 2004, respectively. Includes federal tobacco buyout expense of $67 million for the three months ended March 31, 2005.
See Notes to Condensed Consolidated Financial Statements

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the
	Three Months Ended
	March 31,

	2005	2004

Cash flows from (used in) operating activities:
Net income	$281	$122
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	53	22
Restructuring and asset impairment charges, net of cash payments	(23)	(35)
Payments related to acquisition restructuring	(27)	—
Deferred income tax expense	9	18
Other changes, that provided (used) cash: Accounts and notes receivable	30	(14)
Inventories	64	(38)
Accounts payable and accrued liabilities including income taxes and other working capital	125	(5)
Tobacco settlement and related expenses	(407)	(81)
Pension and postretirement	20	(97)
Other, net	5	20

Net cash flows from (used in) operating activities	130	(88)

Cash flows from (used in) investing activities:
Capital expenditures	(18)	(10)
Distribution from equity investees	1	5
Purchases of short-term investments	(2,642)	(1,080)
Proceeds from short-term investments	2,788	1,138
Other, net	—	(3)

Net cash flows from investing activities	129	50

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	(7)
Dividends paid on common stock	(140)	(81)
Proceeds from exercise of stock options	1	9

Net cash flows used in financing activities	(142)	(79)

Net change in cash and cash equivalents	117	(117)
Cash and cash equivalents at beginning of period	1,499	970

Cash and cash equivalents at end of period	$1,616	$853

Income taxes paid, net of refunds	$36	$(1)
Interest paid	$6	$6
Tobacco settlement and related expense payments	$959	$530
See Notes to Condensed Consolidated Financial Statements

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 31,	December 31,
	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,616	$1,499
Short-term investments	326	473
Accounts and notes receivable, net of allowance (2005 — $4; 2004 — $7)	103	102
Accounts receivable, related party	49	80
Inventories	1,201	1,265
Deferred income taxes	910	941
Prepaid expenses	121	212
Assets held for sale	52	52

Total current assets	4,378	4,624
Property, plant and equipment, net of accumulated depreciation (2005 — $1,411; 2004 — $1,374)	1,109	1,129
Trademarks, net of accumulated amortization (2005 — $491; 2004 — $487)	2,399	2,403
Goodwill	5,685	5,685
Other intangibles, net of accumulated amortization (2005 — $29; 2004 — $18)	195	206
Other assets and deferred charges	353	381

	$14,119	$14,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129	$70
Tobacco settlement and related accruals	1,974	2,381
Other current liabilities	1,468	1,543
Current maturities of long-term debt	50	50
Liabilities related to assets held for sale	9	11

Total current liabilities	3,630	4,055
Long-term debt (less current maturities)	1,570	1,595
Deferred income taxes	762	805
Long-term retirement benefits	1,510	1,469
Other noncurrent liabilities	331	328
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2005 — 147,381,149; 2004–147,364,450)	—	—
Paid-in capital	8,682	8,682
Accumulated deficit	(1,920)	(2,061)
Accumulated other comprehensive loss, net of tax (2005 — $238; 2004 — $238)	(446)	(445)

Total shareholders’ equity	6,316	6,176

	$14,119	$14,428

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
      The condensed consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries included its operating subsidiaries, R.J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane Limited, referred to as Lane and R.J. Reynolds Global Products, Inc., referred to as GPI.
      RAI was created to facilitate the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R.J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock and previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, resulting in their ownership of approximately 58% of RAI’s common stock outstanding. Also, as part of the combination transactions, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which owns all of the capital stock of Lane.
      References to RJR Tobacco prior to July 30, 2004, relate to R.J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R.J. Reynolds Tobacco Company. Concurrent with the completion of the combination transactions, RJR Tobacco became a North Carolina corporation, and an indirect, wholly owned operating subsidiary of RAI.
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
      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications were made to conform prior years’ financial statements to the current presentation, one of which was to increase net cash flows from investing activities by $58 million for the three-month period ended March 31, 2004, in the condensed consolidated statements of cash flows due to the reclassification of auction rate notes from cash equivalents to short-term investments. The reclassification did not impact previously reported net income, working capital or cash flows from operations.
      All dollar amounts are presented in millions unless otherwise noted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Intangible Assets
      The changes in the carrying amount of trademarks during the three months ended March 31, 2005, were as follows:

	RJR Tobacco		Santa Fe	Lane

	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated

Balance as of January 1, 2005	$2,144	$79	$155	$25	$2,403
Amortization expense	—	(4)	—	—	(4)

Balance as of March 31, 2005	$2,144	$75	$155	$25	$2,399

      There were no changes to the carrying amounts of goodwill during the three months ended March 31, 2005.
      The changes in the carrying amount of other intangibles during the three months ended March 31, 2005, were as follows:

	RJR Tobacco		Lane

	Indefinite		Indefinite
	Life	Finite Life	Life	Consolidated

Balance as of January 1, 2005	$16	$155	$35	$206
Amortization expense	—	(11)	—	(11)

Balance as of March 31, 2005	$16	$144	$35	$195

      Other intangibles include acquired distribution agreements with indefinite lives. Details of finite-lived intangible assets as of March 31, 2005, were as follows:

		Accumulated
	Gross	Amortization

Consumer database	$3	$2
Customer contracts	16	16
Contract manufacturing	151	10
Technology-based	3	1

Total other intangibles	173	29
Trademarks	85	10

	$258	$39

      As of March 31, 2005, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years is as follows:

Year	Amount

Remainder of 2005	$25
2006	30
2007	27
2008	25
2009	22
Thereafter	90

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Stock-Based Compensation
      All of RJR’s compensation costs related to employee stock awards that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. All compensation costs related to employee stock plans for all grant dates are disclosed under the provisions of SFAS No. 123, as amended. Compensation cost on grants that vest pro rata is recognized over the life of each award in the series as if it had its own separate vesting period. All intrinsic value-based employee stock awards vested concurrent with the completion of the combination transactions on July 30, 2004. Therefore, there is no pro forma stock-based employee compensation disclosure for the three months ended March 31, 2005. For the three months ended March 31, 2004, the effect on net income and income per share if RJR had applied the fair value recognition provision of SFAS No. 123 is as follows:

For the
Three Months
Ended March 31,
2004

Net income as reported	$122
Add: Stock-based employee compensation expense included in reported net income, net of tax	3
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	3

Pro forma net income	$122

Earnings per share:
Basic — as reported	$1.45
Basic — pro forma	$1.45
Diluted — as reported	$1.43
Diluted — pro forma	$1.43
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Components of net benefit cost

	Three Months Ended
	March 31,

			Postretirement
	Pension Benefits		Benefits

	2005	2004[1]	2005	2004

Service cost	$14	$8	$2	$2
Interest cost	77	45	20	11
Expected return on plan assets	(82)	(48)	(6)	—
Amortization of transition asset	—	—	—	(1)
Amortization of prior service cost	1	1	(4)	(5)
Amortization of net loss	16	12	4	5

Net periodic benefit cost	26	18	16	12
Curtailment/special benefits	—	(2)	—	9
Settlements	1	—	—	—

Total benefit cost	$27	$16	$16	$21

[1]	Excludes a $2 million adjustment for 2003 net benefit income related to the retention of 750 sales positions. See note 2 for further information.
Employer contributions
      RAI disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $208 million to its pension plans in 2005. RAI contributed $2 million to its pension plans during the first three months of 2005, and expects to contribute an additional $206 million in 2005 to fund the pension plans.
Recently Issued Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs be recognized in expenses as incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005, with earlier application permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective as of the beginning of the first interim period in the first fiscal year that begins after June 15, 2005. RAI does not expect the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows as all outstanding stock options are fully vested.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” referred to as FIN No. 47. FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” relating to obligations to perform an asset retirement activity in which the timing and the method of settlement is conditional upon a future event. FIN No. 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for fiscal years ending no later than December 15, 2005. RAI does not expect the adoption of FIN No. 47 to have a material impact on its financial position, results of operations or cash flows.
Note 2 — Restructuring and Asset Impairment Charges

2004 Acquisition Restructuring Costs
      The components of the 2004 acquisition restructuring costs accrued and utilized were:

	Employee
	Severance	Relocation/
	and Benefits	Exit Costs	Total

Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(16)	(11)	(27)

Balance, March 31, 2005	$95	$64	$159

      In connection with the allocation of the cost of the business combination as to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
      As of March 31, 2005, $113 million of this amount had been paid. In the condensed consolidated balance sheet as of March 31, 2005, $50 million is included in other current liabilities and $109 million is included in other noncurrent liabilities. No further acquisition related costs are expected to be incurred.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2003 Restructuring and Asset Impairment Charges
      The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(22)	—	—	(22)

Balance, March 31, 2005	$53	$—	$—	$53

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
      During 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced and other expected workforce reductions, primarily in manufacturing and sales, would not be eliminated. Accordingly, associated severance and related benefits of $34 million, or $20 million after tax, was reversed from the restructuring charge during 2004.
      After the adjustments during 2004, the workforce reduction will be approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
      The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of March 31, 2005, $172 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet as of March 31, 2005, $37 million is included in other current liabilities and $16 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2002 Restructuring and Asset Impairment Charges
      The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Utilized in 2005	(1)	—	—	(1)

Balance, March 31, 2005	$3	$—	$2	$5

      In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
      During 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of December 31, 2004.
      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of ongoing negotiations in the fourth quarter of 2004 that culminated in a letter of intent regarding the sale of the remaining non-tobacco business, a revaluation of the fair value of the remaining non-tobacco business in the fourth quarter of 2004 resulted in additional impairment of $40 million. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 31, 2005, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $29 million of inventories, $8 million of property, plant and equipment and other, and $9 million of accounts payable and accrued liabilities. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and RJR Tobacco expects to complete the sale of the remaining business during the second quarter of 2005.
      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.
      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of March 31, 2005, $51 million of this amount had

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet as of March 31, 2005, $4 million is included in other current liabilities and $1 million is included in other noncurrent liabilities.
Note 3 — Income Per Share
      The components of the calculation of income per share were:

	For the
	Three Months Ended
	March 31,

	2005	2004

Net income	$281	$122

Basic weighted average shares, in thousands[1]	147,384	84,274
Effect of dilutive potential shares:
Options	200	600
Restricted stock	—	364

Diluted weighted average shares, in thousands	147,584	85,238

[1]	Outstanding shares of contingently issuable restricted stock of 0.9 million were excluded from the share calculations for the three-month period ended March 31, 2004, as the related vesting provisions had not yet been met.
Note 4 — Inventories
      The major components of inventories were:

	March 31,	December 31,
	2005	2004

Leaf tobacco	$927	$1,033
Raw materials	40	38
Work in process	65	65
Finished products	215	190
Other	42	44

Total	1,289	1,370
Less LIFO allowance	88	105

	$1,201	$1,265

      RAI will perform its annual LIFO inventory valuation at December 31, 2005 and interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5 — Financial Instruments
Interest Rate Arrangements
      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of March 31, 2005, the average interest rate on RJR’s $1.6 billion long-term debt was 5.9%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of March 31, 2005, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value was $36 million and $61 million, at March 31, 2005 and December 31, 2004, respectively, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.
      As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.
Note 6 — Commitments and Contingencies
Litigation Affecting the Cigarette Industry
Overview
      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI, cases brought against both RJR Tobacco and B&W, and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See note 1 above for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
      During the first quarter of 2005, 38 new cases were served against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. On March 31, 2005, there were 1,351 cases (including approximately 1,020 individual smoker cases pending in West Virginia state court as a consolidated action) pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,334 on March 31, 2004, pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W), and 1,521 on March 31, 2003, also pending against RJR Tobacco or its affiliates or indemnitees (without reference to B&W).
      As of April 15, 2005, 1,362 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees, including B&W: 1,346 in the United States; 11 in Puerto Rico; one in Israel; three in Canada and one in the Virgin Islands. Of the 1,362 total cases, 47 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,651 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of April 15, 2005,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of April 15, 2005:

Number of
State	U.S. Cases

West Virginia	1,024 *
Florida	87
Mississippi	51
Maryland	46
New York	31
Louisiana	22
California	15
Alabama	13
Illinois	10
Missouri	10
Pennsylvania	5
District of Columbia	4
Washington	4
Georgia	3
Connecticut	3
Tennessee	3
Texas	2
Michigan	2
Minnesota	2
Ohio	2
Kansas	2
New Jersey	1
North Carolina	1
New Mexico	1
Oregon	1
South Dakota	1

*	1,020 of the 1,024 cases are pending as a consolidated action.
      Of the 1,346 pending U.S. cases, 53 are pending in federal court, 1,292 in state court and one in tribal court.
      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of April 15, 2005, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees, including B&W, as of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
February 11, 2005, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005, and a cross-reference to the discussion of each case type.

	RJR Tobacco’s	Change in Number
	Case Numbers as of	of Cases Since	Page
Case Type	April 15, 2005	February 11, 2005	Reference

Individual Smoking and Health	1,305	+25	25
Flight Attendant-ETS (Broin II)	2,651	-11	27
Class-Action	20	No Change	27
Government Health-Care Cost Recovery	2	-3	32
Other Health-Care Cost Recovery and Aggregated Claims	2	-1	36
Master Settlement Agreement — Enforcement and Validity	2	+1	38
Asbestos Contribution	1	No Change	40
Antitrust	7	+1	40
Other Litigation	7	-1	43
      In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case. On May 12, 2004, the Florida Supreme Court accepted the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.
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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $1.8 billion in 2003 and $2.0 billion in 2004. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates these payments will exceed $2.6 billion in 2005, $2.5 billion in each of 2006 and 2007 and $2.7 billion thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      The DeLoach antitrust case, discussed below under “— Antitrust Cases,” and certain MSA enforcement actions, discussed below under “— MSA — Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that RJR Tobacco believes does not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
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
      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “ — Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government is seeking disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the United States Court of Appeals for the District of Columbia has held that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claims for $280 billion and eliminates the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government’s petition for panel rehearing and for rehearing en banc was denied on April 19, 2005. Trial of the case began on September 22, 2004, and is expected to conclude during the second quarter of 2005.
      Similarly, the other cases settled by RJR Tobacco can be readily distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “ — Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.
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
      Finally, as discussed under “— MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the defendants. Accordingly, future MSA enforcement actions will be reviewed by RJR Tobacco on their own merits and should not be affected by the settlement of prior MSA enforcement cases.
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
      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco or its

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
affiliates, including RAI, and indemnitees, including B&W, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2005. The following table lists the trial schedule, as of April 15, 2005, for RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, through December 31, 2005.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Ongoing]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
April 25, 2005 [Ongoing]	Swaty v. Philip Morris Inc [Flight Attendant-ETS (Broin II)]	RJR Tobacco, B&W	Circuit Court Miami-Dade County (Miami, FL)
May 16, 2005	De Jesus Rivera v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	United States District Court (San Juan, Puerto Rico)
June 1, 2005	Rosen v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Supreme Court, Nassau County (Mineola, NY)
June 13, 2005	Rivera FT v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, RJR Nabisco, RJR International B.V.	Superior Court, Court of First Instance (San Juan, Puerto Rico)
July 5, 2005	Nelson v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court, Hillsborough County (Tampa, FL)
September 12, 2005	Valle Ortiz v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (San Juan, Puerto Rico)
September 12, 2005	Beckman v. Brown & Williamson Tobacco Corp. [Individual]	B&W	Circuit Court, Jackson County (Independence, MO)
September 13, 2005	Smith Wholesale Co., Inc. v. R.J. Reynolds Tobacco Co. [Antitrust]	RJR Tobacco	United States District Court, Eastern District (Greenville, TN)
September 19, 2005	Barriere v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	United States District Court, Eastern District (New Orleans, LA)
      Trial Results. Since January 1, 1999, 48 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 32 (including four mistrials) of the 48 cases. Of the 32 RJR Tobacco and B&W wins, nine were tried in Florida, three were tried in each of New York, Missouri and Tennessee, two were tried in each of Mississippi, California, West Virginia and Ohio, and one was tried in each of Connecticut, Louisiana, New Jersey, Pennsylvania, South Carolina, and Texas.
      In the first quarter of 2005, in Smith v. Brown and Williamson Tobacco Corp., a Missouri state court jury returned a compensatory damages verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W on February 1 and 2, 2005, respectively. On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco, but awarded $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
$17 million against Philip Morris only was returned by the jury on March 28, 2005. Post-trial motions currently are due on May 12, 2005.
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

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The plaintiffs’ motion for rehearing was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court ruling is pending.
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiffs’ motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Florida’s Second District Court of Appeal on August 30, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. The Florida Supreme Court has not ruled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 19, 2004, the New York court determined that such third-party claims are too remote. Accordingly, the court did not need to answer the second question. On December 22, 2004, the U.S. Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000. The only issue remaining in this case is the amount of attorneys’ fees to be awarded to plaintiff’s counsel.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the United States Court of Appeals for the Tenth Circuit reversed the fraudulent concealment verdict in favor of the plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On February 22, 2005, RJR Tobacco filed a conditional petition for panel rehearing and rehearing en banc with the United States Court of Appeals for the Tenth Circuit.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages for loss of consortium to $125,000. Final judgment will be entered only if the Engle appeal is resolved in favor of the class, so the time to appeal has not yet begun to run.
June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Miami-Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000.	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court also ordered the trial court to enter a judgment finding the tobacco defendants jointly and severally liable. The defendants’ petition for rehearing was denied on April 13, 2005. The plaintiff has agreed to a stay of execution on the judgment while the defendants pursue their appeal to the Florida Supreme Court. The stay of execution will be protected by the supersedeas bonds previously filed with the court by each of the defendants. The stay will remain in place until the final disposition of the case by the Florida Supreme Court.
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.
April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $870,000 in fees to the plaintiff’s attorneys.	After B&W exhausted its state court appeals, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment and paid the plaintiff approximately $1.2 million (judgment plus interest and attorneys fees).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the United States Court of Appeals for the Eighth Circuit affirmed the trial court’s May 2003 judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.
November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals on March 8, 2004. Briefing is underway.
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to CTR (decreased from $6 million) and $500,000 to TI (decreased from $6 million). On January 25, 2005, B&W noticed its appeal.
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, Lorillard Inc. and The Tobacco Institute for a smoking cessation program.	On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. The defendants’ opening appellate brief is scheduled to be filed on May 23, 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages	B&W filed post trial motions on March 10, 2005.
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, New York)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	Post-trial motions are due on May 12, 2005.
      Additionally, since January 1, 1999, verdicts have been returned in 18 tobacco-related cases in which RJR Tobacco, B&W, or their respective affiliates, including RJR, were not defendants. Verdicts were returned in favor of the defendants in nine cases — two in each of Florida and California, one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases, four in California, and two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. These decisions had a favorable impact on Whiteley v. Raybestos-Manhattan, Inc., an individual smoking and health case in which a California jury found in favor of the plaintiff on March 20, 2000. The jury had awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages, and RJR Tobacco and Philip Morris each had been assigned $10 million of the punitive damages award. On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing was denied on April 29, 2004. RJR Tobacco believes that the Naegele and Myers decisions should have a favorable impact on other California cases, both at the trial court level and on appeal.

Individual Smoking and Health Cases
      As of April 15, 2005, 1,305 individual cases, including approximately 1,020 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,300 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining five are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
      Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2005.
      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
B&W. B&W was voluntarily dismissed on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. On February 9, 2005, the Tenth Circuit reversed the verdict in favor of the plaintiff for fraudulent concealment and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On February 22, 2005, RJR Tobacco filed a conditional petition for panel rehearing and rehearing en banc with the United States Court of Appeals for the Tenth Circuit.
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
      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. The plaintiff’s post-trial motions challenging the verdict were denied by the court without opinion on December 10, 2003. The plaintiff filed an appeal on February 6, 2004. On February 1, 2005, the trial judge issued a written opinion affirming the judgment and recommending that the plaintiff failed to preserve any issue for appellate review. The plaintiff filed his opening brief on March 25, 2005.
      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants’ opening appellate brief is due May 23, 2005.
      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to a predecessor company and $12 million was assigned to the two trade organizations. On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to CTR (decreased from $6 million) and $500,000 to TI (decreased from $6 million). On January 25, 2005, B&W noticed an appeal to the Supreme Court of the State of New York, Appellate Division.
      On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts: fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages, however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus reduced the compensatory award to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. On March 10, 2005, B&W filed a motion for judgment notwithstanding the verdict, or in the alternative, for a new trial.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. Post trial motions are due May 12, 2005.

Broin II Cases
      As of April 15, 2005, approximately 2,651 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the Broin settlement, punitive damages are not available in these cases.
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
      Below is a description of the Broin II cases against RJR Tobacco or B&W that went to trial or were decided or remained on appeal, since January 1, 2005.
      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants appealed the trial court’s final judgment to the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants appealed that order, as well as other matters. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court reversed the final judgment’s market share allocation of damages, and remanded with instructions that the trial court enter a judgment finding the tobacco defendants jointly and severally liable for the plaintiff’s injuries. The defendants’ petition for rehearing was denied on April 13, 2005.
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

Class-Action Suits
      As of April 15, 2005, 20 class-action cases were pending in the United States against RJR Tobacco, including in some cases RJR and B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington and West Virginia.
      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Eleven such suits are pending against RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington.
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
      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the Second Circuit, in a unanimous opinion, decertified the class. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On March 31, 2004, September 17, 2004 and November 10, 2004, respectively, the plaintiffs filed motions for reconsideration of the order that denied class certification. A decision is pending.
      Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco and B&W, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the judge upheld the jury’s verdict and ordered that the companies must put the amount of the judgment ($591 million), plus $300 million in interest, in a court trust. On August 31, 2004, the defendants’ motion for judgment notwithstanding the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The defendants’ opening brief is scheduled to be filed on May 23, 2005.
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
      On July 24, 2000, the defendants, including RJR Tobacco and B&W, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004.
      On May 7, 2001, three of the non-RJR Tobacco and non-B&W defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond cap statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco and B&W did not enter into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, in which RJR Tobacco was dismissed prior to trial, Lukacs v. Philip Morris, Inc., was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. No final judgment will be entered until the Engle appeal is resolved, so the time to appeal this case has not yet begun to run.
      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court’s dismissal. On November 8, 2004, the plaintiffs filed a petition for review with the California Supreme Court. On February 26, 2005, the California Supreme Court granted the petition. Briefing began on April 18, 2005 and is expected to conclude on July 18, 2005.
      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco and B&W, filed their motion for summary judgment on January 31, 2003. On August 4, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. Following the November 2004 passage of a proposition in California which changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court issued entered a ruling granting the defendants’ motion to decertify the class. On March 17, 2005, plaintiffs filed a motion for reconsideration of the court’s ruling decertifying the class. The trial judge denied the plaintiffs’ motion on April 20, 2005.
      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action....” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. However, on October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case currently includes both RJR Tobacco and RJR as defendants.
      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals has not issued a decision in this appeal, and the case remains stayed.
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
      Several “lights” class actions are in the class certification motion and discovery process. These cases include Dahl v. R. J. Reynolds Tobacco Co.(Minnesota), Thompson v. R.J. Reynolds Tobacco Co. (Minnesota), Huntsberry v. R. J. Reynolds Tobacco Co. (Washington), Black v. Brown & Williamson Tobacco Corp. (Missouri), and Rios v. R. J. Reynolds Tobacco Co. (Florida). In two Louisiana cases, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., the defendants removed the cases to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both cases. Finally, in Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, which was filed on May 11, 2004 in the United States District Court for the Eastern District of New York before Judge Weinstein, the defendants, including RJR Tobacco and B&W, filed their respective answers on September 24, 2004. On February 28, 2005, the plaintiffs filed their motion for class certification. On April 4, 2005, plaintiffs filed a motion to preclude defendants from contending that “lights” cigarettes are safer than conventional cigarettes. On April 5, 2005, the plaintiffs filed a motion for partial summary judgment, for declaratory judgment, and for a permanent injunction to prohibit defendants

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
from marketing or selling any cigarette identified as a “lights” or “lights” brand. The judge declined to address these motions at this stage of the case. The plaintiffs’ motion for class certification will be heard on September 12, 2005. Trial is scheduled to commence on January 9, 2006.
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
      In the settling jurisdictions, the MSA released RJR Tobacco, B&W, and their affiliates and indemnitees, including RAI, from:

•	all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	all monetary claims relating to future conduct arising out of the use of or exposure to, tobacco products that have been manufactured in the ordinary course of business.
      Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and other state settlement agreements and related information:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2003	2004	2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:[1]
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204
Minnesota Initial Payment	122	—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	609	—		—		—		—		—
Remaining States’ Settlement:
Initial Payments[1]	2,701	—		—		—		—		—
Annual Payments[1]	5,691	7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017)[1]	—	—		—		—		—		861
Base Foundation Funding (through 2008)	25	25		25		25		25		25
Additional Foundation Payments	300	—		—		—		—		—
Growers’ Trust ($295-2009 and 2010)[2]	500	500		500		500		500		500
Offset by federal tobacco buyout[2]	—	(500)		(500)		(500)		(500)		(500)
Minnesota Blue Cross and Blue Shield	57	—		—		—		—		—

Total	$11,365	$8,389		$8,389		$8,389		$8,389		$9,372

RJR Tobacco’s settlement expenses[3]	$1,925	$2,169		—		—		—		—
RJR Tobacco’s cash payments[3]	$1,819	$2,037		—		—		—		—
Other operating subsidiaries’ settlement expenses	$9	$14		—		—		—		—
Other operating subsidiaries’ cash payments	$7	$9		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	$	>2,450	$	>2,500	$	>2,700	$	>2,700
RJR Tobacco’s expected cash payments	—	—	$	>2,600	$	>2,500	$	>2,500	$	>2,700

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

[2]	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “—Tobacco Buyout Legislation.”

[3]	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:

•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on the defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

•	On March 10, 2004, Judge Kessler granted in part and denied in part the plaintiff’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court granted the plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	On March 17, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

•	On May 6, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that there is no reasonable likelihood of future RICO violations.

•	On May 6, 2004, Judge Kessler granted the government’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court dismissed defenses to the effect that the government’s claims are prohibited by the Tenth Amendment to the United States Constitution and the Separation of Powers doctrine. The court also ruled that the defendants may be held jointly and severally liable for disgorgement in the event that that remedy is ordered by the court at trial.

•	On May 6, 2004, Judge Kessler denied the government’s motion for partial summary judgment that sought to establish that the defendants had caused certain mailings and wire transmissions.

•	On May 21, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim. On June 25, 2004, Judge Kessler granted the defendants the right to seek an immediate appeal of that order. On July 15, 2004, the United States Court of Appeals for the District of Columbia Circuit accepted the appeal of Judge Kessler’s disgorgement ruling. On February 4, 2005, the appeals court ruled that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claim for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government’s petition for panel rehearing and for rehearing en banc was denied on April 19, 2005.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.
      The bench (non-jury) trial began on September 21, 2004, and is expected to conclude during the second quarter of 2005.
      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. As of April 15, 2005, there are no such cases pending. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiff’s complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. The plaintiff’s petition asking the Illinois Supreme Court to review the case was denied on January 27, 2005.
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
      One health-care reimbursement case, Department of Amazonas v. Philip Morris Cos., Inc., is currently pending in New York state court. Two other health-care reimbursement cases are pending

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
      On November 12, 1998, the government of British Columbia enacted legislation that provided for a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The defendants in this action comprised both Canadian defendants served in B.C. and foreign defendants served ex juris. On the same day that the government instituted its action, three Canadian defendants (including Japan Tobacco Inc., referred to as JTI) brought separate actions challenging the legislation on constitutional grounds. Applications were also made by 16 foreign defendants (including RJR Tobacco) to set aside service ex juris. On February 21, 2000, the Supreme Court of British Columbia ruled that the government had overstepped its constitutional powers. The government’s action was dismissed and service ex juris was set aside for that reason. The government did not appeal. Instead, the government enacted a revised statute and brought a new action. Again, three Canadian defendants (including JTI) brought separate actions challenging the legislation on constitutional grounds and eight foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the government’s action was dismissed and service ex juris was set aside. On May 20, 2004, the government appealed to the Court of Appeal, which agreed to review the case, holding that the statute was constitutionally valid. The Court of Appeal dismissed the actions of the Canadian defendants and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, applied for leave to appeal the issue of the validity of the legislation to the Supreme Court of Canada. In October 2004, the trial court heard further arguments on the ex juris motions. On December 16, 2004, the applications for leave to appeal to the Supreme Court of Canada were granted. Shortly thereafter, on December 20, 2004, the Canadian appellants filed motions with the Supreme Court of Canada seeking: to continue a stay of proceedings in the government’s action until the disposition of the appeal, and to expedite and set a hearing date for the appeal and to set dates for the service and filing of documents. On January 21, 2005, the Supreme Court of Canada granted the motions. The two-day appeal is scheduled to commence on June 8, 2005.
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
      As of April 15, 2005, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      Insurance-Related Cases. As of April 15, 2005, there are no insurance-related cases pending against RJR Tobacco and B&W.
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
      Native American Tribes. As of April 15, 2005, one Native American Tribe case is pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co.
      Hospitals. As of April 15, 2005, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In County of McHenry v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois granted plaintiff’s voluntary dismissal with prejudice on February 28, 2005.
      Taxpayers. As of April 15, 2005, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. All three prior cases, Mason v. American Tobacco Co., Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., were dismissed by the trial courts.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
MSA-Enforcement and Validity
      As of April 15, 2005, there were two cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA.
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
      Shortly after the defendants moved to transfer the case to the San Diego, California, state court that handled MSA-related issues in the past, and before the defendants filed any responses to the complaint, the plaintiff voluntarily dismissed the state court case. On June 9, 2004, the plaintiff filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the prior state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005.
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
      In addition, on March 28, 2005, the National Association of Attorneys General, referred to as the NAAG, sent a notice, signed by 40 attorneys general, regarding Eclipse advertising, referred to as the Notice. The Notice was sent as the 30-day notice required pursuant to Section VII(c)(2) of the MSA, and as a 10-day cease and desist demand under Section VI.A. of the Consent Decree, that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA in its advertisements for Eclipse cigarettes and for violations of the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states. The Attorneys General allege, among other things, that RJR Tobacco has engaged in unfair and deceptive acts and practices by publishing false or misleading claims about its Eclipse brand cigarettes, failed to disclose material facts and/or engaged in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes. The Notice offered

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RJR Tobacco the opportunity to meet with NAAG representatives to discuss their concerns regarding Eclipse advertising. RJR Tobacco has accepted the invitation and has scheduled a meeting with NAAG representatives for early June 2005 to discuss the issues raised in the Notice.
      On April 3, 2005, the Mississippi Attorney notified Brown & Williamson of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. The attorney general has requested a meeting to attempt to resolve this matter without litigation.
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
      In California v. R.J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco was in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted ... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District, which on February 25, 2004, affirmed the trial court’s finding, but reversed as to the amount of the fine and remanded for further proceedings. RJR Tobacco filed a petition for review with the California Supreme Court on April 28, 2004. That petition was denied on June 9, 2004. On December 22, 2004, Judge Prager approved the parties’ settlement agreement in which RJR Tobacco agreed to pay approximately $11.4 million in civil penalties and $5.9 million in attorneys’ fees. Additionally, RJR Tobacco agreed to avoid advertising in magazines with at least 15% teen readership.
      On March 26, 2004, the Attorney General of Maine wrote B&W, alleging that B&W’s “Kool Mixx” advertising campaign violated the MSA’s prohibitions on youth targeting, placement of tobacco brand names in media and tobacco brand name merchandise. On May 7, 2004, the Attorney General of New York, on behalf of himself and 30 other state attorneys general, served a notice of intent to initiate enforcement proceedings over B&W’s Kool Mixx advertising campaign if the states’ claims were not resolved within 30 days from the date of the letter. On May 25, 2004, B&W received a cease and desist letter from the Attorney General of Illinois asking B&W to refrain from distributing purported brand name merchandise and transmitting a “Kool Mixx” DJ competition over the Internet. On June 15, 2004, the state of New York sued, seeking a fine of $15.4 million and for preliminary and permanent injunctions restricting B&W from carrying out the Kool Mixx program. At a preliminary injunction hearing on June 17, 2004, the court refused to prohibit the Kool Mixx DJ competitions scheduled to take place in New York, but ordered B&W, pending final determination of the state’s motion, to suspend its “House of Menthol” web site, eliminate references to Kool Mixx on its toll-free telephone lines, and refrain from using elements of its current Kool Mixx advertising. The states of Maryland and Illinois filed similar motions in their courts on June 29, 2004, and July 22, 2004, respectively.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
York Supreme Court, the Circuit Court for Baltimore City, and the Circuit Court of Cook County, Illinois, respectively, have approved the agreement.
      On May 28, 2004, a class action lawsuit, Honeycutt v. Philip Morris, USA, Inc., was filed against RJR, RJR Tobacco, Philip Morris, Altria and B&W in Creek County District Court in Oklahoma. The purported class was defined as Oklahoma residents who purchased cigarettes in Oklahoma between June 1, 2000, and the present. The plaintiff alleged that the MSA violated Oklahoma’s Unfair Competition statute and various common laws because it allegedly reduced competition and allegedly caused increased consumer prices. The plaintiff sought preliminary and permanent injunctive relief, as well as claimed restitutionary relief and damages. On July 19, 2004, the plaintiff voluntarily dismissed the complaint.
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
Asbestos Contribution Cases
      As of April 15, 2005, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R.J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed.
Antitrust Cases
      A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of April 15, 2005, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
      On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. On January 21, 2004, the court issued a Rule to Show Cause why opposing counsel “should not be assessed with the fees and costs associated with the mistrial declared by virtue of his improper opening statement.” The court granted RJR Tobacco’s motion for fees and costs on April 22, 2004. The court then severed the trademark claims from the antitrust claims and set the trial on the trademark claims for April 26, 2004. The parties tried RJR Tobacco’s trademark claims on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claim on September 14, 2004, and on October 15, 2004, a federal district court jury in Illinois returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. On February 8, 2005, the federal district court entered the final order of judgment in favor of RJR Tobacco in the amount of $4.87 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      The case continued against RJR Tobacco. On April 22, 2004, after the trial began, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorney’s fees and administrative costs, will be distributed to the class pending Judge Osteen’s final settlement approval. This amount was recorded in selling, general and administrative in RAI’s consolidated statement of income for the year ended December 31, 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. The court has given the settlement preliminary approval. The defendants, Philip Morris USA and Lorillard Tobacco Corp., filed motions seeking to reduce the amount of their respective leaf-purchase commitments under their separate settlement agreement with the plaintiffs, contending that RJR Tobacco’s settlement triggered a most-favored-nations clause in their agreements. The court denied those motions on May 27, 2004. On July 2, 2004, Philip Morris and Lorillard appealed to the United States Court of Appeals for the Fourth Circuit. The Court of Appeals entered an opinion partially in favor of the appellants’ claims on December 6, 2004. The case was remanded to Judge Osteen for further rulings on the impact of the triggering of the most-favored-nations clause. No hearing has yet been held on that issue. A hearing on the RJR Tobacco settlement took place on March 21, 2005, at which time Judge Osteen granted final approval of the settlement. A written order reflecting that ruling and dismissing the suit against RJR Tobacco was filed the same day.
      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of its distribution agreement with RJR Tobacco. That same day, Smith Wholesale moved for an order to prevent RJR Tobacco from terminating the agreement. The court granted Smith Wholesale’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith Wholesale’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc, consistent with the terms of the agreement. On February 18, 2003, Smith Wholesale moved to amend its complaint to add Rice Wholesale as a plaintiff and allege similar claims on behalf of Rice Wholesale, a motion the court immediately granted, and Rice Wholesale filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice Wholesale’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7, 2003 order on February 11, 2003, and its March 4, 2003 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals. Oral argument occurred on September 12, 2003. A decision is pending. Trial is scheduled to begin on September 13, 2005.
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
      The plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, and a fifth amended complaint to add two additional plaintiffs, bringing the total of private plaintiffs to 22; however, two plaintiffs requested leave to withdraw from the litigation, and they were subsequently dismissed from the suit by court order. Discovery ended in the fall of 2004, and the parties argued summary judgment motions to the United States Magistrate Judge in February 2005. The Magistrate Judge issued a Report

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
recommending the granting of summary judgment in RJR Tobacco’s favor against all of the plaintiffs with respect to their Robinson-Patman claims and, in the alternative, in RJR Tobacco’s favor against all of the plaintiffs with respect to their lots discount claims. The parties have filed briefs with the United States District Court Judge, and are awaiting his decision with respect to whether the Court will adopt or reject the Report and Recommendation. In the meantime, and pending any decision to the contrary by the United States District Court Judge, the case is currently scheduled for trial beginning June 1, 2005.
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
      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, allege that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. After the court, in a case filed by these same plaintiffs against Lorillard Tobacco Company, granted a motion to dismiss for failure to state the elements of a claim individually on behalf of each of the named plaintiffs, the plaintiffs agreed to voluntarily amend their complaint against RJR Tobacco and filed an amended complaint in December 2004. RJR Tobacco filed its motion to dismiss the amended complaint on January 24, 2005. That motion is fully briefed and is scheduled for oral argument on April 29, 2005.
Other Litigation and Developments
      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004, the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR has produced documents to the SEC in compliance with the subpoena and the court’s order. RAI is unable to predict the outcome of this investigation or any effects that the outcome may have on its disclosures related to its results of operations.
      On January 24, 2003, RJR and RJR Tobacco each were served with a subpoena issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have been responding and will continue to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation. Although this investigation has been dormant, it remains a pending matter.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with and pled guilty to aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices....” Northern Brands is a now inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-Macdonald, Inc., referred to as RJR-MI. By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business, including RJR-MI, to Japan Tobacco Inc. RJR-MI subsequently changed its name to JTI-Macdonald Corp., referred to as JTI-MC.
      Although the international business was sold to JTI pursuant to the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those related to the above-mentioned guilty plea, as well as an investigation conducted by Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages it may incur arising out of the three matters described below.

•	On or about February 27, 2003, the RCMP filed criminal charges against and purported to serve summonses on JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004, but has not formally taken any additional action to pursue an appeal. A preliminary inquiry commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment covering the period January 1, 1990 through December 31, 1998 for alleged unpaid duties, penalties and interest in an amount of about $ 1.36 billion (Canadian) against JTI-MC; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada and the court entered orders staying the Quebec Ministry of Revenue’s proceedings against JTI-MC. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Under his claim, Mr. Smith is claiming $840,000 (Canadian) for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these three matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time.
      In addition, on September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened or shortened by the occurrence of certain events or agreement of the parties.
      Over the past few years, several lawsuits have been filed against RJR Tobacco and its affiliates and, in certain cases, against other cigarette manufacturers, including B&W, by either the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, or various Departments of the Republic of Columbia. These suits contend that RJR Tobacco and other tobacco companies, including B&W, may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. In each of these actions, which are discussed below, the plaintiffs seek compensatory, punitive and treble damages.
      On August 6, 2001, the European Community and ten of its member states filed a civil RICO complaint against RJR Tobacco, certain of its affiliates and others in the United States District Court for the Eastern District of New York. This is a follow-on complaint to a prior complaint filed by the European Community and dismissed by the court, with no appeal taken from that dismissal. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of the defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. A similar complaint was filed against B&W and other various Departments of the Republic of Columbia. RJR Tobacco and B&W and the other defendants filed motions to dismiss the complaints filed against each of them. On February 25, 2002, the court granted the defendants’ motions to dismiss the complaints and, on March 25, 2002, the plaintiffs filed an appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissals on January 14, 2004. On April 13, 2004, the European Community and its member states, together with the Columbian Departments, petitioned the United States Supreme Court for a writ of certiorari. Briefing is complete. A decision by the Supreme Court is pending.
      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed another complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in the earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages, to be trebled, costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims. On April 1, 2004, the plaintiffs filed an amended complaint. The amended complaint does not change the substance of the claims alleged, but primarily makes typographical and grammatical changes to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
allegations contained in the original complaint and adds to the description of injuries alleged in the original complaint. This matter remains pending, but all proceedings have been stayed pending a decision by the Supreme Court on the petition for certiorari filed by the plaintiffs in connection with the dismissal of their previous complaint.
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
      RJR Tobacco, B&W and the other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the case. On November 5, 2003, Ecuador, Belize and Honduras filed a petition for a writ of certiorari requesting the United States Supreme Court to review the decision of the Eleventh Circuit. The court denied the petition on January 12, 2004. B&W and the other defendants filed motions to dismiss a similar action brought by Amazonas and other departments of Colombia in the United States District for the Eastern District of New York. These motions were granted on February 19, 2002, and the plaintiffs appealed to the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, Amazonas and other departments of Colombia petitioned the United States Supreme Court for a writ of certiorari. On June 17, 2004, B&W and the other defendants filed a brief opposing the petition, and the Amazonas and other departments of Colombia filed a reply brief on June 29, 2004. A decision by the Supreme Court is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401, also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. RJR Tobacco filed various motions for summary judgment that were all denied. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005. Star filed its opposition briefs to the two motions on February 25, 2005, and included a cross-motion with one of the oppositions. RJR Tobacco filed its reply briefs in support of the two motions, including its opposition to Star’s cross-motion, on March 11, 2005. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
      Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the July 24, 1996 Asset Purchase Agreement between Commonwealth and B&W, referred to as the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent required by the 1996 Purchase Agreement.

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
      Unfavorable judgments awarding compensatory damages, punitive damages or fines have been returned against RJR Tobacco and B&W in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003, but is now on appeal to the Florida Supreme Court, the Scott class-action case, a small number of individual smoking and health cases and a Broin II flight attendant ETS case. In addition, unfavorable judgments have been returned against RJR Tobacco in two

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
MSA enforcement actions. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and RJR Tobacco and RAI believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W.
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
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and could offset its fourth quarter payment of approximately $37 million against its larger tobacco quota buyout obligation. This decision has been appealed to the North Carolina Supreme Court. Any refund of amounts previously paid under the MSA will be recognized if, and when, received.
      Total expense relating to the tobacco buyout for RAI’s operating subsidiaries recorded during the fourth quarter of 2004 was $70 million, which triggered RJR Tobacco’s reversal of $69 million of accrued but unpaid expense for the MSA Phase II obligations. RJR Tobacco expects to reverse $79 million of accrued but unpaid MSA Phase II obligations in 2005, $65 million of which was reversed in the first quarter. For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see “—Other Contingencies and Guarantees.”

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ERISA Litigation
      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
counsel has made a recommendation that the referral of this matter to the DOJ be withdrawn and informally has advised counsel for the PRP group that no further enforcement action is expected.
      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of the plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was filed on December 2, 2004. The parties are cooperating to seek a resolution of this matter. A stipulation and order was filed on December 20, 2004, in settlement and satisfaction of the claims against the PRPs for response costs incurred in connection with the Jadco-Hughes site. Upon the United States’ filing notice that full payment has been received, the claims will be dismissed with prejudice. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.
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

Other Contingencies and Guarantees
      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or affiliates arising out of the U.S. cigarette and tobacco business of B&W. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against either or both of RAI and RJR Tobacco could have an adverse effect on either or both of RAI and RJR Tobacco.
      Also, as part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the MSA and related agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RJR Tobacco at closing.
      In the first quarter of 2005, Commonwealth Brands, Inc. was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent required by the 1996 Purchase Agreement.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
      In connection with the sale of the international tobacco business to Japan Tobacco Inc., on May 12, 1999, pursuant to the 1999 Purchase Agreement, RJR and RJR Tobacco agreed to indemnify JTI against:

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
      As described above under “— Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
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
      RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RAI has recorded liabilities totaling $96 million as of March 31, 2005 and December 31, 2004.
      Of RAI’s approximately 9,300 full-time employees, approximately 1,900 were located at the former B&W facilities. The Macon facility production and maintenance employees are covered by collective bargaining agreements that were scheduled to expire in 2005, but were renegotiated after year end 2003 to extend their employment through the anticipated facility closure. On March 3, 2005, a majority of RJR Tobacco’s production and maintenance employees employed in North Carolina voted not to be represented by the International Association of Machinists and Aerospace Workers.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income

Balance at December 31, 2004	$—	$8,682	$(2,061)	$(445)	$6,176
Net income	—	—	281	—	281	$281
Cumulative translation adjustment, net of tax	—	—	—	(1)	(1)	(1)

Total comprehensive income						$280

Dividends	—	—	(140)	—	(140)
Stock options exercised	—	2	—	—	2
Tax benefit on stock based compensation plans	—	1	—	—	1
Common stock repurchased	—	(3)	—	—	(3)

Balance at March 31, 2005	$—	$8,682	$(1,920)	$(446)	$6,316

Note 8 — Segment Information
      RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2004. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.
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
      On July 16, 2002, RJR, through its wholly owned subsidiary R.J. Reynolds Tobacco C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, which initially marketed its products in France, Spain, the Canary Islands and Italy, expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      Segment Data:

	For the
	Three Months Ended
	March 31,

	2005	2004

Net sales:
RJR Tobacco	$1,712	$1,136
All Other	245	82

Consolidated net sales	$1,957	$1,218

Operating income:
RJR Tobacco	$446	$236
All Other	34	10
Corporate expense	(13)	(25)

Consolidated operating income	$467	$221

Reconciliation to income before income taxes:
Operating income	$467	$221
Interest and debt expense	24	20
Interest income	(17)	(5)
Other expense	4	5

Income from continuing operations before income taxes	$456	$201

	March 31,	December 31,
	2005	2004

Assets:
RJR Tobacco	$11,268	$11,849
All Other	1,386	1,352
Corporate	1,465	1,227

Consolidated assets	$14,119	$14,428

Note 9 — Related Party Transactions
      RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, manufacturing materials, pipe tobacco and little cigars to BAT affiliates. For 2005, pricing is calculated using B&W’s forecasted 2004 manufacturing costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor Statistics. During the three-month period ended March 31, 2005, net sales to BAT affiliates were $145 million, primarily cigarettes, representing 7.4% of RAI’s total net sales.
      RAI’s operating subsidiaries also purchase unprocessed leaf at market prices and import cigarettes and pipe tobacco at prices not to exceed manufacturing costs plus 10% from BAT affiliates. Royalty expense is paid to BAT affiliates who own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the three-month period ended March 31, 2005, the aggregate purchases and royalty expenses were less than $1 million. At March 31, 2005, the accounts payable due to BAT affiliates was insignificant.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10 — Lease Commitments
      RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years, and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $10 million and $7 million for the three months ended March 31, 2005 and 2004, respectively.

Noncancellable
Operating Leases

Remainder of 2005	$24
2006	25
2007	13
2008	9
2009	7
Thereafter	29

Total	$107

      The 2004 acquisition restructuring accrual includes $54 million related to the lease obligations of the former B&W facilities included in the table above.
Note 11 — Condensed Consolidating Financial Statements
      Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of RJR’s $1.45 billion guaranteed, secured notes. RAI and the other guarantors, which are direct or indirect, wholly owned subsidiaries of RAI, have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., and RJR’s other material subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe and Lane, which are not guarantors; and elimination adjustments.
      Information as of, and for the quarter ended March 31, 2005, is presented pursuant to the guarantor classification as described above. Prior period comparative information has not been reclassified, and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2005
Net sales	$—	$—	$1,882	$106	$(31)	$1,957
Cost of products sold	—	—	1,089	55	(33)	1,111
Selling, general and administrative expenses	12	1	331	20	—	364
Amortization expense	—	—	15	—	—	15
Interest and debt expense	—	24	—	—	—	24
Interest income	—	(1)	(15)	(1)	—	(17)
Intercompany interest (income) expense	5	(2)	(7)	4	—	—
Intercompany dividend	(140)	(140)	—	—	280	—
Other (income) expense, net	—	5	—	(1)	—	4

Income before income taxes	123	113	469	29	(278)	456
Provision for (benefit from) income taxes	(4)	(10)	180	9	—	175
Equity income from subsidiaries	432	298	6	—	(736)	—

Net income	$559	$421	$295	$20	$(1,014)	$281

For the Three Months Ended March 31, 2004
Net sales	$—	$—	$1,218	$14	$(14)	$1,218
Cost of products sold	—	—	722	3	(14)	711
Selling, general and administrative expenses	—	24	262	9	—	295
Restructuring and asset impairment charges	—	—	(9)	—	—	(9)
Interest and debt expense	—	20	—	—	—	20
Interest income	—	(1)	(4)	—	—	(5)
Intercompany interest (income) expense	—	(2)	2	—	—	—
Other expense, net	—	3	—	2	—	5

Income (loss) before income taxes	—	(44)	245	—	—	201
Provision for (benefit from) income taxes	—	(17)	97	(1)	—	79
Equity income from subsidiaries	—	149	3	—	(152)	—

Net income	$—	$122	$151	$1	$(152)	$122

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2005
Cash flows from (used in) operating activities	$180	$120	$90	$20	$(280)	$130

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(15)	(3)	—	(18)
Distribution from equity investees	—	—	—	1	—	1
Purchases of short-term investments	—	(1)	(2,641)	—	—	(2,642)
Proceeds from short-term investments	—	—	2,788	—	—	2,788
Intercompany notes receivable	—	11	6	1	(18)	—

Net cash flows from (used in) investing activities	—	10	138	(1)	(18)	129

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	—	—	—	—	(3)
Dividends paid on common stock	(140)	(140)	(140)	—	280	(140)
Proceeds from exercise of stock options	1	—	—	—	—	1
Intercompany notes payable	(8)	1	(2)	(9)	18	—

Net cash flows from (used in) financing activities	(150)	(139)	(142)	(9)	298	(142)

Net change in cash and cash equivalents	30	(9)	86	10	—	117
Cash and cash equivalents at beginning of period	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of period	$171	$22	$1,342	$81	$—	$1,616

For the Three Months Ended March 31, 2004
Cash flows from operating activities	$—	$(25)	$(66)	$3	$—	$(88)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(9)	(1)	—	(10)
Purchases of short-term investments	—	—	(1,080)	—	—	(1,080)
Proceeds from short-term investments	—	—	1,138	—	—	1,138
Distribution from equity investees	—	—	—	5	—	5
Other, net	—	(3)	—	—	—	(3)
Intercompany notes receivable	—	12	(6)	4	(10)	—

Net cash flows from (used in) investing activities	—	9	43	8	(10)	50

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(7)	—	—	—	(7)
Dividends paid on common stock	—	(81)	—	—	—	(81)
Proceeds from exercise of stock options	—	9	—	—	—	9
Intercompany notes payable	—	4	(14)	—	10	—

Net cash flows from (used in) financing activities	—	(75)	(14)	—	10	(79)

Net change in cash and cash equivalents	—	(91)	(37)	11	—	(117)
Cash and cash equivalents at beginning of period	—	386	551	33	—	970

Cash and cash equivalents at end of period	$—	$295	$514	$44	$—	$853

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

March 31, 2005
Assets
Cash and cash equivalents	$171	$22	$1,342	$81	$—	$1,616
Short-term investments	—	109	217	—	—	326
Assets held for sale	—	—	52	—	—	52
Other current assets	295	57	2,335	189	(492)	2,384
Trademarks, net	—	—	2,219	180	—	2,399
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	159	36	—	195
Intercompany notes and interest receivable	—	361	3,694	12	(4,067)	—
Investment in subsidiaries	6,414	8,129	70	—	(14,613)	—
Other assets and deferred charges	15	77	1,272	107	(9)	1,462

Total assets	$6,895	$8,755	$16,681	$969	$(19,181)	$14,119

Liabilities and shareholders’ equity
Liabilities related to assets held for sale	—	—	9	—	—	9
Tobacco settlement and related accruals	—	—	1,957	17	—	1,974
Other current liabilities	152	521	1,355	111	(492)	1,647
Intercompany notes and interest payable	397	396	2,922	352	(4,067)	—
Long-term debt (less current maturities)	—	1,570	—	—	—	1,570
Other noncurrent liabilities	30	177	2,302	103	(9)	2,603
Shareholders’ equity	6,316	6,091	8,136	386	(14,613)	6,316

Total liabilities and shareholders’ equity	$6,895	$8,755	$16,681	$969	$(19,181)	$14,119

December 31, 2004
Assets
Cash and cash equivalents	$141	$31	$1,256	$71	$—	$1,499
Short-term investments	—	109	364	—	—	473
Assets held for sale	—	—	52	—	—	52
Other current assets	352	14	2,456	170	(392)	2,600
Trademarks, net	—	—	2,223	180	—	2,403
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	170	36	—	206
Intercompany notes and interest receivable	—	374	3,665	13	(4,052)	—
Investment in subsidiaries	6,263	7,970	65	—	(14,298)	—
Other assets and deferred charges	15	105	1,293	106	(9)	1,510

Total assets	$6,771	$8,603	$16,865	$940	$(18,751)	$14,428

Liabilities and Shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$11	$—	$—	$11
Tobacco settlement and related accruals	—	—	2,367	14	—	2,381
Other current liabilities	158	470	1,328	96	(389)	1,663
Intercompany notes and interest payable	405	394	2,890	363	(4,052)	—
Long-term debt (less current maturities)	—	1,595	—	—	—	1,595
Other noncurrent liabilities	29	194	2,288	100	(9)	2,602
Shareholders’ equity	6,179	5,950	7,981	367	(14,301)	6,176

Total liabilities and shareholders’ equity	$6,771	$8,603	$16,865	$940	$(18,751)	$14,428

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 12 — Subsequent Event
      On May 2, 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million, including cash and short-term notes receivable. In 2002, these operations were classified as held for sale, and have been measured at the lower of their carrying value or fair value less cost to sell. RJR Tobacco will record any gain or loss, which is not expected to be significant, and any costs related to the disposal within operating income, primarily in the second quarter of 2005. RJR Tobacco has not yet determined the impact of the sale, if any, on its long-term benefit obligations.
      Approximately 740 employees currently serve the packaging operations. Approximately 575 employees are expected to receive offers for ongoing employment with the acquiring companies, and approximately 75 employees will be offered employment in other RJR Tobacco operations. RJR Tobacco has agreed to provide severance and related benefits, to those employees who do not receive offers for ongoing employment. RJR Tobacco has also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be 24 months. RJR Tobacco will continue to obtain its packaging materials from certain of the buying companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2005 with the first quarter of 2004. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements.

Overview and Initiatives
      RAI’s wholly owned subsidiaries include its operating subsidiaries, RJR Tobacco, Santa Fe, Lane and GPI. RAI’s single reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. Santa Fe manufactures and markets cigarettes and other tobacco products primarily in the United States. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands primarily in the United States. GPI manufactures and exports cigarettes to U.S. territories, U.S. Duty Free and overseas military and manages a contract manufacturing business.
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
      RAI’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly over time as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.
      Prior to the business combination in 2004, RJR Tobacco’s growth brands were CAMEL and SALEM. RJR Tobacco’s new brand portfolio strategy, which took effect at the beginning of 2005, establishes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which will receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which will receive limited support in an effort to optimize profitability over time. ECLIPSE, a brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The remaining non-support brands will be managed to maximize short-term profitability. RJR Tobacco expects that, over time, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on investment brands offset declines among other brands.

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

Purchase Accounting
      RAI accounts for business combination transactions in accordance with SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The determination of fair values involves considerable estimation and judgment. The value of goodwill and trademarks and other intangibles with indefinite lives will be subjected to annual impairment testing that could result in future impairment charges. Changes in the useful lives of property, plant and equipment, finite-lived trademarks or other intangibles could impact depreciation, amortization or, in certain situations, impairment charges.

Tobacco–Related Litigation
      RAI and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is more than remote. RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.
      As discussed in note 6 to condensed consolidated financial statements, RJR Tobacco and its affiliates and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in its pending cases, and both RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR Tobacco has paid approximately $10 million since 2003 related to unfavorable judgments, primarily for pre-acquisition contingencies related to the business combination. However, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RAI’s condensed consolidated financial statements as of March 31, 2005. RAI and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.
      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RAI, and its indemnitees, including B&W. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries.

Settlement Agreements
      As discussed in note 6 to condensed consolidated financial statements, RJR Tobacco, Santa Fe and Lane are participants in the MSA and other state settlement agreements related to governmental health–care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other settlement agreements, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 6 to condensed consolidated financial statements.

Intangible Assets
      Intangible assets include goodwill, trademarks and other intangibles and are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the competitive environment worsens, or RAI’s strategic initiatives or combination transactions adversely affect RAI’s financial performance, the fair value of RJR Tobacco’s goodwill and trademarks could be impaired in future periods.

Revenue Recognition
      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria generally are met when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold.
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
      RAI determines its annual effective income tax rate based on forecasted pre-tax book income and forecasted permanent book and tax differences. The rate is established at the beginning of the year, and it is evaluated on a quarterly basis. Any changes to the forecasted information or any resolution of an audit with taxing authorities may cause the effective rate to be adjusted. Any required adjustments are made on a prospective basis for the remaining quarters in the year.
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

Recently Issued Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. ARB No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs be recognized in expenses as incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
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
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective as of the beginning of the first interim period in the first fiscal year that begins after June 15, 2005. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows as all outstanding stock options are fully vested.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” referred to as FIN No. 47. FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” relating to obligations to perform an asset retirement activity in which the timing and the method of settlement is conditional upon a future event. FIN No. 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for fiscal years ending no later than December 15, 2005. RAI does not expect the adoption of FIN No. 47 to have a material impact on its financial position, results of operations or cash flows.

Results of Operations
      The following discussion reflects RAI’s results of operations for the three-month period ended March 31, 2005, compared with RJR’s results for the three-month period ended March 31, 2004.

	Three Months Ended
	March 31,

	2005	2004	% Change

Net sales[1]	$1,957	$1,218	60.7%
Cost of products sold[1,2]	1,111	711	56.3%
Selling, general and administrative expenses	364	295	23.4%
Amortization expense	15	—	NM3
Restructuring and asset impairment charges	—	(9)	NM3

Operating income	$467	$221	111.3%

[1]	Excludes excise taxes of $508 million and $371 million for the three months ended March 31, 2005 and 2004, respectively.

[2]	Includes settlement expense of $552 million, after offset of MSA Phase II growers’ liability of $65 million, and $449 million for the three months ended March 31, 2005 and 2004, respectively. Includes federal tobacco buyout expense of $67 million for the three months ended March 31, 2005.

[3]	Percent change is not meaningful.
      Net sales for the first quarter of 2005 increased $739 million from the comparable prior-year quarter, primarily due to increased volume of $688 million, driven by the business combination, and higher pricing coupled with lower retail discounting. RAI’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
      Domestic shipment volume, in billions of units for RAI’s operating subsidiaries and the industry, were as follows:

	Three Months Ended
	March 31,

	2005	2004	% Change

RJR Tobacco investment brands:
CAMEL excluding Regular	4.9	5.0	(3.0)%
KOOL	2.7	—	NM
RJR Tobacco selective support brands:
DORAL	4.1	4.4	(8.3)%
WINSTON	3.3	3.6	(5.4)%
SALEM	1.8	2.0	(11.2)%
PALL MALL Savings	1.3	—	NM
RJR Tobacco non-support brands	6.8	2.9	136.8%

RJR Tobacco total full-price	14.9	11.6	28.5%
RJR Tobacco total savings	10.0	6.3	59.5%

RJR Tobacco total domestic	24.9	17.9	39.3%
Other	0.6	0.5	15.0%

RAI total domestic	25.5	18.4	38.7%

Industry[1]:
Full-price	62.7	63.7	(1.5)%
Savings	25.3	28.2	(10.3)%

Industry total domestic	88.0	91.9	(4.2)%

[1]	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect revised methodology adopted to better estimate industry volume.
      RJR Tobacco’s total domestic shipment volume increased 39.3% in the first quarter of 2005 from the first quarter of 2004. This increase reflects the impact of the business combination offset in part by the underlying declines in consumption, or retail sales to consumers, trade inventory adjustments and one less shipping day compared with the first quarter of 2004.
      Shipments in the full-priced tier decreased to 59.9% of RJR Tobacco’s total domestic shipments during the first quarter of 2005 as compared with 65.0% in the prior-year quarter. Industry full-price shipments as a percentage of total domestic shipments increased to 71.3% from 69.3% in the three months ended March 31, 2005 and 2004, respectively.

      The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio had been combined as of the beginning of the periods. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./ Capstone Research Inc., collectively referred to as IRI, were:

	Three Months Ended[2]

			Share		Share
	March 31,	December 31,	Point	March 31,	Point
	2005	2004	Change	2004	Change

RJR Tobacco investment brands:
CAMEL excluding Regular	6.55%	6.42%	0.13	6.04%	0.51
KOOL	2.85%	2.85%	—	2.83%	0.02
RJR Tobacco selective support brands:
DORAL	4.85%	4.88%	(0.03)	5.14%	(0.29)
WINSTON	4.13%	4.12%	0.01	4.19%	(0.05)
SALEM	2.33%	2.55%	(0.22)	2.58%	(0.25)
PALL MALL Savings	1.52%	1.51%	0.01	1.31%	0.21
ECLIPSE	0.02%	0.02%	—	0.02%	—
RJR Tobacco non-support brands	8.14%	8.31%	(0.17)	8.83%	(0.70)
RJR Tobacco total domestic	30.38%	30.66%	(0.28)	30.94%	(0.56)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
      For the first quarter of 2005, CAMEL’s filtered styles continued to grow based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. KOOL continues to maintain its appeal among adult menthol smokers and provides potential for future growth and was relatively stable for the first quarter of 2005.
      The combined share of market of RJR Tobacco’s investment brands during the first quarter of 2005 showed improvement over the preceding quarter and prior-year quarter. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. Share declines among the selective support brands was driven by SALEM and DORAL, offset in part by the increase in share for PALL MALL Savings.
      RJR Tobacco’s full-price share position of 18.47% of the market in the first quarter of 2005 declined 0.11 share points from the fourth quarter of 2004 and 0.09 share points from the first quarter of 2004. RJR Tobacco’s savings share position of 11.92% of the market in the first quarter of 2005 declined 0.16 share points from the fourth quarter of 2004 and 0.47 share points compared with the first quarter 2004.
      Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share in the first quarter of 2005 compared with the comparable 2004 quarter.
      Cost of products sold increased $400 million in the first quarter of 2005 from the first quarter of 2004, primarily due to acquired operations. After offset of MSA Phase II growers’ liability of $65 million, MSA expenses were $552 million for the first quarter of 2005, up $103 million from the comparable prior-year quarter. MSA expenses are expected to be approximately $2.5 billion in 2005, subject to adjustment for changes in volume and other factors. The increase was also driven by $186 million higher variable product costs related to volume of acquired operations, including BAT contract manufacturing, as well as $67 million related to the federal tobacco quota buyout legislation included in the first quarter of 2005. The federal tobacco quota buyout is expected to be approximately $270 million in 2005.
      Selling, general and administrative expenses increased $69 million from the prior-year quarter, primarily due to integration costs of $22 million, increased legal expenses and other increased costs related to acquired operations, partially offset by $33 million growers’ settlement recorded in the first quarter of 2004.
      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended March 31, 2005 and 2004, RJR Tobacco’s product liability defense costs were $36 million and $21 million, respectively. The increase in product liability defense costs in the first quarter of 2005 compared with the prior-year period was primarily related to the assumption of certain B&W litigation as a result of the business combination and the Department of Justice case.
      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “— Litigation Affecting the Cigarette Industry — Overview” in note 6 to condensed consolidated financial statements:

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
      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “— Litigation Affecting the Cigarette Industry–Overview” in note 6 to condensed consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 6 to condensed consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2005.
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
      Amortization expense of $15 million was recorded in the first quarter 2005 relating to intangibles acquired in the business combination and finite-lived trademarks.
      Restructuring and asset impairment charge adjustments of $9 million were recorded during the three-month period ended March 31, 2004.
2003 Restructuring and Asset Impairment Charges
      The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(22)	—	—	(22)

Balance, March 31, 2005	$53	$—	$—	$53

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
      During 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced and other expected workforce reductions, primarily in manufacturing and sales, would not be eliminated. Accordingly, associated severance and related benefits of $34 million, or $20 million after tax, was reversed from the restructuring charge during 2004.
      After the adjustments during 2004, the workforce reduction will be approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
      The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of March 31, 2005, $172 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments.

In the condensed consolidated balance sheet as of March 31, 2005, $37 million is included in other current liabilities and $16 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans. Cost savings related to the 2003 restructuring charges were $62 million during the first quarter of 2005, and are expected to be $254 million for the full year 2005 and $258 million on an annualized basis thereafter.
2002 Restructuring and Asset Impairment Charges
      The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Utilized in 2005	(1)	—	—	(1)

Balance, March 31, 2005	$3	$—	$2	$5

      In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
      During 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of December 31, 2004.
      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of ongoing negotiations in the fourth quarter of 2004 that culminated in a letter of intent regarding the sale of the remaining non-tobacco business, a revaluation of the fair value of the remaining non-tobacco business in the fourth quarter of 2004 resulted in additional impairment of $40 million. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 31, 2005, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $29 million of inventories, $8 million of property, plant and equipment and other, and $9 million of accounts payable and accrued liabilities. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and RJR Tobacco expects to complete the sale of the remaining business during the second quarter of 2005.
      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During

2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.
      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of March 31, 2005, $51 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet as of March 31, 2005, $4 million is included in other current liabilities and $1 million is included in other noncurrent liabilities. Cost savings related to the 2002 restructuring charges were $13 million during the first quarter of 2005, and are expected to be $60 million on an annualized basis thereafter.
      Interest and debt expense was $24 million for the first quarter of 2005, an increase of $4 million from the comparable prior-year period, primarily due to higher interest rates, partially offset by slightly lower debt balances.
      Interest income increased $12 million from the comparable prior-year period primarily due to higher interest rates and, to a lesser extent, higher average cash balances.
      Provision for income taxes was $175 million, or an effective rate of 38.5%, in the first quarter of 2005 compared with $79 million, or an effective rate of 39.5%, in the first quarter of 2004. The decrease in the effective rate is primarily due to the estimated impact of the domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes.
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
Cash Flows
      Net cash flows from operating activities were $130 million in the first three months of 2005, compared with net cash flows used in operating activities of $88 million in the first three months of 2004. This change is primarily due to higher net income and lower pension funding in 2005 and other favorable working capital movements, including accounts receivable and inventory. These increases were offset in part by higher 2005 MSA payments.
      Net cash flows from investing activities were $129 million in the first three months of 2005, compared with $50 million in the prior-year period. This change is primarily due to higher proceeds from the sale of short-term investments.
      Net cash flows used in financing activities were $142 million in the first three months of 2005, compared with $79 million in the prior-year period. This change is primarily due to higher dividends paid reflecting the outstanding shares of common stock issued in consideration of the business combination.

Stock Repurchases
      RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership level of 42%, RAI is required to repurchase shares, dependent upon certain stock issuances, through September 2005. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under these plans are cancelled at the time of repurchase. During the first quarter of 2005, RAI repurchased 32,890 shares of its common stock at an aggregate cost of $3 million.
Dividends
      On February 2, 2005, RAI’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was payable on April 1, 2005, to shareholders of record as of March 10, 2005. On an annualized basis, the dividend rate is $3.80 per common share. On August 18, 2004, RAI’s board of directors approved a policy that, once fully implemented, directs dividends be paid to the shareholders of RAI common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
      RAI’s operating subsidiaries’ capital expenditures were $18 million for the first three months of 2005 compared with $10 million for the first three months of 2004. The increase in 2005 reflects $10 million of capital expenditures that were incurred to continue the operations integration resulting from the business combination. RAI’s operating subsidiaries plan to spend an additional $110 million to $120 million for capital expenditures during the remainder of 2005, funded primarily by cash flows from operations. The estimated total 2005 amount includes $61 million capital expenditures that are expected to be incurred relating to the operations integration. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2005.
Debt
      RJR’s revolving credit facility with a syndicate of banks was amended and restated on July 30, 2004, and amended again on April 22, 2005, and has a committed amount of $486 million through January 2007, provided that the guaranteed, secured notes due May 15, 2006, in the amount of $500 million, are refinanced on or prior to February 13, 2006. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR continues to evaluate alternatives concerning prefunding a 2006 debt maturity of $500 million.
      Certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, have guaranteed RJR’s obligations under the revolving credit facility and have pledged substantially all of their assets to secure their obligations under the facility. Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and Standard & Poor’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RAI and its subsidiaries have cash balances, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. At

March 31, 2005, RJR had $28 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $458 million of the facility was available for borrowing.
      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at March 31, 2005.
      RJR’s $1.45 billion guaranteed, secured notes, with fixed rates of 6.5% to 7.875%, due 2006 to 2012, unlike RJR’s other non-bank debt, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, which entities are also the guarantors of RJR’s obligations under its revolving credit facility. RJR and the guarantors, including RAI, have pledged certain of their assets to secure these notes and the guarantees thereof. These assets, which also partially secure the obligations of these entities under RJR’s revolving credit facility, are shares of stock of certain subsidiaries, indebtedness of a subsidiary, and principal property, as defined in the indentures related to these notes. Excluded from the pledge to secure RAI’s guarantee is the stock in Santa Fe, CMSI and Lane. Generally, the terms of these notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.
      As of March 31, 2005, RJR had $139 million of unsecured notes outstanding, at fixed interest rates of 8.50% through 9.25%, due in 2005 through 2013.
      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s guaranteed, secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.
      RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by the indebtedness at March 31, 2005.
Litigation and Settlements
      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 6 to condensed consolidated financial statements.
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
      In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other settlement agreements, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 6 to condensed consolidated financial statements. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.
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
      In addition, during the remainder of 2005, the U.S. Congress is considering or may consider legislation regarding:

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
      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.03 per pack in Kentucky to $2.46 in Rhode Island. The Kentucky excise tax will increase to $0.30 per pack effective June 1, 2005, at which time North Carolina at $0.05 per pack will have the lowest state cigarette excise tax. During 2004, nine states increased their excise taxes. These increases raised the weighted average state cigarette excise tax per pack from $0.70 at the beginning of 2004 to $0.79 on January 1, 2005. In addition to Kentucky, RJR Tobacco expects other states to increase their excise taxes even further in 2005 due to many states having budget shortfalls. Several states have pending legislation proposing excise tax increases.
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
      Additionally, 40 states have enacted, and several other states are considering, legislation that closes a loophole in the MSA. The loophole allows nonparticipating manufacturers to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts. Following a challenge by NPMs, the United States District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.

      Finally, four states, Alaska, Michigan, Minnesota and Utah, have enacted “equity assessments” on NPMs’ products. This legislative initiative has not been endorsed by NAAG.
      Thirty-three states have passed and several additional states are considering statutes limiting the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six jurisdictions, Connecticut, Maine, Massachusetts, New Hampshire, Vermont and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.
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
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment, of approximately $37 million. This decision has been appealed to the North Carolina Supreme Court. Any refund of amounts previously paid under the MSA will be recognized if, and when, received.
      Total expense relating to the tobacco buyout for RAI’s operating subsidiaries recorded during the fourth quarter of 2004 was $70 million, which triggered RJR Tobacco’s reversal of $69 million of accrued but unpaid expense for the MSA Phase II obligations. RJR Tobacco expects to reverse $79 million of accrued but unpaid MSA Phase II obligations in 2005, including the $65 million reversed in the first quarter. For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see note 6 of consolidated financial statements.
      On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. Within a year of entering into force, a subsidiary body, the Conference of the Parties, will begin meeting to review national reports, provide further guidance on proper implementation of the treaty, initiate protocol negotiations and promote the mobilization of financial resources. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, it is not known whether the treaty will be signed by the President and sent to the U.S. Senate for ratification. Ratification of the treaty by the United States could lead to broader regulation of the industry.
      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on

RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.
      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, including B&W, see “— Litigation Affecting the Cigarette Industry,” “— Tobacco Buyout Legislation,” “— ERISA Litigation” and “— Environmental Matters” in note 6 to consolidated financial statements.
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
      For further discussion of environmental matters, see “— Environmental Matters” in note 6 to condensed consolidated financial statements.
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
      Also, as part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the MSA and related agreements. B&W will indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the pre-closing MSA liabilities paid by RAI are less than, the cash amount contributed by B&W to RJR Tobacco at closing.
      In the first quarter of 2005, Commonwealth Brands, Inc. was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent required by the 1996 Purchase Agreement.
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
      RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. Although it is impossible to predict the outcome of the Northern Brands and related litigation or the amount of any indemnifiable liabilities, costs and expenses of JTI, a significant adverse outcome regarding any of these items could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
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
      RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RAI has recorded liabilities totaling $96 million as of March 31, 2005 and December 31, 2004.
      For further information related to the Northern Brands and related litigation and these guarantees, including probability and estimates of loss, see note 6 to condensed consolidated financial statements.
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

•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and the growth of deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs;

•	the ability to realize the benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	any potential costs or savings associated with realigning the cost structure of RAI and its subsidiaries;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the rating of RJR’s securities;

•	any adverse impacts from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at March 31, 2005.

Item 4.	Controls and Procedures

(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      For a discussion of the litigation and legal proceedings pending against RAI and its subsidiaries, including RJR Tobacco, and its indemnitees, including B&W, see note 6 to condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I — Financial Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      RAI repurchases shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership level of 42%, RAI is required to repurchase shares, dependent upon certain stock issuances, through September 2005. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under these plans are cancelled at the time of repurchase.
      The following table summarizes RAI’s share purchases of common stock during the first quarter of 2005:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs

January 1, 2005 to January 31, 2005	1,904	$79.00	—	N/A
February 1, 2005 to February 28, 2005	986	$82.36	—	N/A
March 1, 2005 to March 31, 2005	30,000	$82.81	—	N/A

First Quarter Total	32,890	$82.58	—	N/A

      RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. RJR’s credit facility limits the payment of dividends by RAI, a guarantor of the credit facility, on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Financial Condition” in Part I, Item 2 and note 5 to condensed consolidated financial statements. RJR believes that the provisions of its revolving credit facility and the guarantees of its revolving credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description

10.1	First Amendment to Credit Agreement, amending the Third Amendment and Restated Credit Agreement, dated as of July 30, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 22, 2005).
10.2	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 2, 2005).
10.3	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated May 2, 2005).
10.4	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated May 2, 2005).
31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release, dated May 2, 2005, from R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated May 2, 2005).

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

/s/ Dianne M. Neal

Dianne M. Neal
Executive Vice President and Chief Financial Officer
Date: May 9, 2005