Form 10-K/A
period 2004-12-31
REYNOLDS AMERICAN INC
filed 2005-05-19
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE
      This Form 10-K/ A amends the annual report of Reynolds American Inc., referred to as RAI, on Form 10-K for the year ended December 31, 2004, referred to as the 2004 Form 10-K, filed with the SEC on March 9, 2005. The purpose of this amendment is to revise the previously unaudited condensed consolidating financial statements in Note 22 to consolidated financial statements in Item 8 — Financial Statements and Supplementary Data, and to reflect that these have been audited by our independent registered public accounting firm as required by Section 210.3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The revision and auditing of the condensed consolidating financial statements had no effect on RAI’s consolidated statements of income, statements of cash flows or balance sheets.
      This amendment is limited in scope to the portions of the 2004 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2004 Form 10-K.

Part II
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and other state settlement agreements and related information:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2002	2003	2004	2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$111	$136	$136		$136		$136		$136		$136
Florida Annual Payment	358	440	440		440		440		440		440
Texas Annual Payment	471	580	580		580		580		580		580
Minnesota Annual Payment	166	204	204		204		204		204		204
Minnesota Initial Payment	243	122	—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	1,215	609	—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,623	2,701	—		—		—		—		—
Annual Payments(1)	5,691	5,691	7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017)(1)	—	—	—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25		25		25		25		25
Additional Foundation Payments(2)	300	300	—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)	500	500	500		500		500		500		500
Offset by federal tobacco buyout(3)	—	—	(500)		(500)		(500)		(500)		(500)
Minnesota Blue Cross and Blue Shield	57	57	—		—		—		—		—

Total	$11,760	$11,365	$8,389		$8,389		$8,389		$8,389		$9,372

RJR Tobacco’s settlement expenses	$2,507	$1,925	$2,169		—		—		—		—
RJR Tobacco’s cash payments	$2,461	$1,819	$2,037		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	—	$	>2,450	$	>2,500	$	>2,700	$	>2,700
RJR Tobacco’s expected cash payments	—	—	—	$	>2,600	$	>2,500	$	>2,500	$	>2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations, not included in this table, as a result of federal tobacco buyout legislation signed in October 2004. See “ — Tobacco Buyout Legislation.”
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
      The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were:

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Obligation at beginning of year	$3,056	$2,848	$814	$919
Assumed in business combination	1,949	—	621	—
Service cost	44	40	5	6
Interest cost	235	181	64	53
Actuarial (gain)/loss	165	109	(3)	49
Plan amendments	6	6	—	(155)
Benefits paid	(263)	(204)	(83)	(63)
Settlements	(7)	(5)	—	—
Adjustment to 2003 workforce reduction	2	—	1	—
Special termination benefits	—	71	—	—
Curtailment	—	10	—	5

Obligation at end of year	$5,187	$3,056	$1,419	$814

Change in plan assets:
Fair value of plan assets at beginning of year	$2,306	$1,915	$—	$—
Acquired in business combination	1,644	—	312	—
Actual return on plan assets	425	488	35	—
Employer contributions	126	112	71	63
Benefits paid	(263)	(204)	(83)	(63)
Settlements	(7)	(5)	—	—

Fair value of plan assets at end of year	$4,231	$2,306	$335	$—

Funded status:
Funded status	$(956)	$(750)	$(1,084)	$(814)
Unrecognized transition asset	—	—	—	(3)
Unrecognized prior service cost	19	17	(126)	(133)
Unrecognized net actuarial loss	796	851	305	351

Net amount recognized	$(141)	$118	$(905)	$(599)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — current liability	$(208)	$(116)	$(70)	$(58)
Accrued benefit — long-term liability	(634)	(493)	(835)	(541)
Intangible asset	18	17	—	—
Accumulated other comprehensive income	683	710	—	—

Net amount recognized	$(141)	$118	$(905)	$(599)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension	Postretirement
	Benefits	Benefits	All Plans
	2004	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.05%	6.05%	6.15%
Rate of compensation increase	4.77%	4.79%	5.00%
      The measurement date used for all plans was December 31st.
      All pension plans experienced accumulated benefit obligations in excess of plan assets and are summarized below:

	December 31,

	2004	2003

Projected benefit obligation	$5,187	$3,056
Accumulated benefit obligation	$5,001	$2,913
Plan assets	$4,231	$2,306
      All postretirement benefit plans experienced accumulated benefit obligations in excess of plan assets and are summarized below:

	December 31,

	2004	2003

Accumulated benefit obligation	$1,419	$814
Plan assets	$335	—
      The components of the total benefit cost and assumptions are set forth below:

				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004(1)	2003	2002

Components of total benefit cost (income):
Service cost	$44	$40	$38	$5	$6	$6
Interest cost	235	181	181	64	53	60
Expected return on plan assets	(252)	(187)	(222)	(11)	—	—
Amortization of transition asset	—	—	—	(3)	(6)	(6)
Amortization of prior service cost	3	1	(2)	(18)	(10)	—
Amortization of net loss (gain)	50	51	4	20	27	16

Net periodic benefit cost (income)	80	86	(1)	57	70	76
Curtailment/special benefits	3	87	37	—	(6)	7
Adjustment to 2003 workforce reduction	(5)	—	—	10	—	—
Settlements	3	—	3	—	—	—

Total benefit cost	$81	$173	$39	$67	$64	$83

(1)	Excludes one-time cost which is included in the business combination transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension		Postretirement
	Benefits		Benefits		All Plans		All Plans
	2004		2004		2003		2002

Discount rate	6.15%/6.27%	(1)	6.15%/6.45%	(2)	6.40%/6.50%	(3)	7.40%
Expected long-term return on plan assets	8.79%		8.50%		9.00%		9.50%
Rate of compensation increase	4.77%		4.79%		5.00%		5.00%

(1)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.
(2)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.
(3)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from September 1, 2003 to December 31, 2003, to reflect the impact of the 2003 restructuring plan.
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

Condensed Consolidating Statements of Income (Loss)
(Dollars in Millions) (Revised)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2004
Net sales	$—	$—	$6,217	$304	$(84)	$6,437
Cost of products sold	—	—	3,821	133	(82)	3,872
Selling, general and administrative expenses	42	75	1,253	85	—	1,455
Amortization expense	—	—	24	—	—	24
Restructuring and asset impairment charges	—	(1)	6	—	—	5
Goodwill and trademark impairment charges	—	—	199	—	—	199
Interest and debt expense	—	85	—	—	—	85
Interest income	—	(5)	(24)	(1)	—	(30)
Intercompany interest (income) expense	7	(7)	(13)	13	—	—
Intercompany dividend	(622)	(670)	—	—	1,292	—
Other (income) expense, net	(25)	(34)	63	(6)	—	(2)

Income from continuing operations before income taxes	598	557	888	80	(1,294)	829
Provision for (benefit from) income taxes	(4)	(92)	274	24	—	202
Equity income from subsidiaries	1,380	692	28	—	(2,100)	—

Income from continuing operations	1,982	1,341	642	56	(3,394)	627
Gain on sale of discontinued businesses, net of income taxes	—	—	12	—	—	12

Income before extraordinary item	1,982	1,341	654	56	(3,394)	639
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$1,982	$1,341	$703	$56	$(3,394)	$688

For the Year Ended December 31, 2003
Net sales	$—	$—	$5,267	$58	$(58)	$5,267
Cost of products sold	—	—	3,263	13	(58)	3,218
Selling, general and administrative expenses	—	41	1,250	36	—	1,327
Fixture impairment	—	—	106	—	—	106
Restructuring and asset impairment charges	—	24	344	—	—	368
Goodwill and trademark impairment charges	—	—	4,089	—	—	4,089
Interest and debt expense	—	102	9	—	—	111
Interest income	—	(7)	(22)	—	—	(29)
Intercompany interest (income) expense	—	(9)	9	—	—	—
Intercompany dividend	—	(168)	(22)	—	190	—
Other (income) expense, net	—	(18)	7	6	—	(5)

Income (loss) from continuing operations before income taxes	—	35	(3,766)	3	(190)	(3,918)
Benefit from income taxes	—	(203)	(23)	(3)	—	(229)
Equity income (loss) from subsidiaries	—	(3,494)	14	—	3,480	—

Income (loss) from continuing operations	—	(3,256)	(3,729)	6	3,290	(3,689)
Gain on sale of discontinued businesses, net of income taxes	—	—	122	—	—	122

Income (loss) before extraordinary item	—	(3,256)	(3,607)	6	3,290	(3,567)
Extraordinary item — gain on acquisition	—	—	121	—	—	121

Net income (loss)	$—	$(3,256)	$(3,486)	$6	$3,290	$(3,446)

For the Year Ended December 31, 2002
Net sales	$—	$—	$6,098	$170	$(57)	$6,211
Cost of products sold	—	—	3,740	49	(57)	3,732
Selling, general and administrative expenses	—	25	1,667	(229)	—	1,463
Restructuring and asset impairment charges	—	2	221	1	—	224
Trademark impairment charges	—	—	—	13	—	13
Interest and debt expense	—	136	11	—	—	147
Interest income	—	(11)	(49)	(2)	—	(62)
Intercompany interest (income) expense	—	(19)	155	(136)	—	—
Intercompany dividend	—	(1,098)	(644)	—	1,742	—
Other (income) expense, net	—	(3)	13	1	—	11

Income from continuing operations before income taxes	—	968	984	473	(1,742)	683
Provision for (benefit from) income taxes	—	(55)	127	193	—	265
Equity income (loss) from subsidiaries	—	675	(286)	—	(389)	—

Income from continuing operations	—	1,698	571	280	(2,131)	418
Gain on sale of discontinued businesses, net of income taxes	—	—	40	—	—	40

Income before cumulative effect of accounting change	—	1,698	611	280	(2,131)	458
Cumulative effect of accounting change, net of income taxes	—	—	37	(539)	—	(502)

Net income (loss)	$—	$1,698	$648	$(259)	$(2,131)	$(44)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions) (Revised)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2004
Cash flows from (used in) operating activities	$295	$601	$1,083	$49	$(1,292)	$736

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(4,567)	—	—	(4,569)
Proceeds from short-term investments	—	—	4,757	—	—	4,757
Purchases of long-term investments	—	(10)	—	—	—	(10)
Proceeds from long-term investments	—	1	—	—	—	1
Capital expenditures	—	—	(76)	(16)	—	(92)
Acquisition, net of cash acquired	(400)	—	604	—	—	204
Distribution from (investment in) equity investments	—	(2)	—	7	—	5
Other, net	(3)	(35)	2	—	—	(36)
Intercompany notes receivable	—	18	(339)	2	319	—

Net cash flows from (used in) investing activities	(403)	(30)	381	(7)	319	260

Cash flows from (used in) financing activities:
Repurchase of common stock	(43)	(28)	—	—	—	(71)
Dividends paid on common stock	(140)	(865)	(670)	—	1,292	(383)
Repayments of long-term debt	—	(56)	—	—	—	(56)
Proceeds from exercise of stock options	32	11	—	—	—	43
Intercompany notes and interest payables	400	12	(79)	(14)	(319)	—

Net cash flows from (used in) financing activities	249	(926)	(749)	(14)	973	(467)

Net change in cash and cash equivalents	141	(355)	715	28	—	529
Cash and cash equivalents at beginning of year	—	386	541	43	—	970

Cash and cash equivalents at end of year	$141	$31	$1,256	$71	$—	$1,499

For the Year Ended December 31, 2003
Cash flows from operating activities	$—	$447	$592	$30	$(488)	$581

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3)	(3,342)	—	—	(3,345)
Proceeds from short-term investments	—	400	3,594	—	—	3,994
Capital expenditures	—	—	(69)	(1)	—	(70)
Acquisition, net of cash acquired	—	—	(9)	—	—	(9)
Net proceeds from sale of business	—	—	6	—	—	6
Increase in equity investments	—	—	—	(36)	—	(36)
Proceeds from liquidation of trusts	—	—	99	—	—	99
Other, net	—	—	2	—	—	2
Intercompany notes receivable	—	(20)	271	—	(251)	—

Net cash flows from (used in) investing activities	—	377	552	(37)	(251)	641

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(75)	—	—	—	(75)
Dividends paid on common stock	—	(323)	(488)	—	488	(323)
Repayments of long-term debt	—	(643)	(98)	—	—	(741)
Proceeds from exercise of stock options	—	17	—	—	—	17
Intercompany notes payables	—	123	(405)	31	251	—

Net cash flows from (used in) financing activities	—	(901)	(991)	31	739	(1,122)

Net change in cash and cash equivalents	—	(77)	153	24	—	100
Cash and cash equivalents at beginning of year	—	463	398	9	—	870

Cash and cash equivalents at end of year	$—	$386	$551	$33	$—	$970

For the Year Ended December 31, 2002
Cash flows from operating activities	$—	$1,247	$1,027	$(43)	$(1,742)	$489

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(504)	(2,883)	(20)	—	(3,407)
Proceeds from short-term investments	—	—	2,938	—	—	2,938
Capital expenditures	—	—	(98)	(13)	—	(111)
Acquisition, net of cash acquired	—	(339)	—	—	—	(339)
Other, net	—	—	18	—	—	18
Intercompany notes receivable	—	(209)	(160)	383	(14)	—

Net cash flows from (used in) investing activities	—	(1,052)	(185)	350	(14)	(901)

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(511)	—	—	—	(511)
Dividends paid on common stock	—	(335)	(1,098)	(644)	1,742	(335)
Repayments of long-term debt	—	(43)	—	—	—	(43)
Proceeds from issuance of long-term debt	—	745	—	—	—	745
Proceeds from exercise of stock options	—	39	—	—	—	39
Intercompany notes payables	—	188	(533)	331	14	—

Net cash flows from (used in) financing activities	—	83	(1,631)	(313)	1,756	(105)

Net change in cash and cash equivalents	—	278	(789)	(6)	—	(517)
Cash and cash equivalents at beginning of year	—	185	1,101	101	—	1,387

Cash and cash equivalents at end of year	$—	$463	$312	$95	$—	$870

Condensed Consolidating Balance Sheets
(Dollars in Millions) (Revised)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2004
Assets
Cash and cash equivalents	$141	$31	$1,256	$71	$—	$1,499
Short-term investments	—	109	364	—	—	473
Assets held for sale	—	—	52	—	—	52
Other current assets	352	14	2,456	170	(392)	2,600
Trademarks, net	—	—	2,223	180	—	2,403
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	170	36	—	206
Intercompany notes and interest receivable	—	374	3,665	13	(4,052)	—
Investment in subsidiaries	6,263	7,970	65	—	(14,298)	—
Other assets and deferred charges	15	105	1,293	106	(9)	1,510

Total assets	$6,771	$8,603	$16,865	$940	$(18,751)	$14,428

Liabilities and shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$11	$—	$—	$11
Tobacco settlement and related accruals	—	—	2,367	14	—	2,381
Other current liabilities	158	470	1,328	96	(389)	1,663
Intercompany notes and interest payable	405	394	2,890	363	(4,052)	—
Long-term debt (less current maturities)	—	1,595	—	—	—	1,595
Other noncurrent liabilities	29	194	2,288	100	(9)	2,602
Shareholders’ equity	6,179	5,950	7,981	367	(14,301)	6,176

Total liabilities and shareholders’ equity	$6,771	$8,603	$16,865	$940	$(18,751)	$14,428

December 31, 2003
Assets
Cash and cash equivalents	$—	$386	$551	$33	$—	$970
Short-term investments	—	107	553	—	—	660
Assets held for sale	—	—	84	—	—	84
Other current assets	—	60	1,990	8	(441)	1,617
Trademarks, net	—	—	1,759	—	—	1,759
Goodwill	—	—	3,292	—	—	3,292
Intercompany notes receivable	—	386	3,320	13	(3,719)	—
Investment in subsidiaries	—	4,905	44	—	(4,949)	—
Other assets and deferred charges	—	144	1,098	56	(3)	1,295

Total assets	$—	$5,988	$12,691	$110	$(9,112)	$9,677

Liabilities and shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	—	1,629	—	—	1,629
Other current liabilities	—	622	1,027	18	(441)	1,226
Intercompany notes payable	—	381	3,287	51	(3,719)	—
Long-term debt (less current maturities)	—	1,671	—	—	—	1,671
Other noncurrent liabilities	—	256	1,820	11	(3)	2,084
Shareholders’ equity	—	3,058	4,918	30	(4,949)	3,057

Total liabilities and shareholders’ equity	$—	$5,988	$12,691	$110	$(9,112)	$9,677

Item 9a.	Controls and Procedures
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

(1) Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below

(b)	The following exhibits are filed as part of this report:

Exhibit
Number

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)
Dated: May 19, 2005

By:	/s/ Susan M. Ivey

Susan M. Ivey
President, Chief Executive Officer and Director

By:	/s/ Dianne M. Neal

Dianne M. Neal
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.