Form 10-Q
period 2005-06-30
REYNOLDS AMERICAN INC
filed 2005-08-04
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 147,384,591 shares of common stock, par value $.0001 per share, as of July 15, 2005

PART I – Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net sales[1]	$1,991	$1,352	$3,803	$2,570
Net sales, related party	112	—	257	—

	2,103	1,352	4,060	2,570
Costs and expenses:
Cost of products sold[1,2]	1,241	797	2,352	1,508
Selling, general and administrative expenses	412	298	776	593
Loss on sale of assets	25	—	25	—
Amortization expense	9	—	24	—
Restructuring and asset impairment charges	(1)	(9)	(1)	(18)

Operating income	417	266	884	487
Interest and debt expense	26	21	50	41
Interest income	(13)	(4)	(30)	(9)
Other expense, net	3	—	7	5

Income from continuing operations before income taxes	401	249	857	450
Provision for income taxes	150	99	325	178

Income from continuing operations	251	150	532	272
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	1	—	1

Net income	$251	$151	$532	$273

Basic income per share:
Income from continuing operations	$1.70	$1.78	$3.61	$3.22
Gain on sale of discontinued businesses	—	.01	—	.01

Net income	$1.70	$1.79	$3.61	$3.23

Diluted income per share:
Income from continuing operations	$1.70	$1.76	$3.60	$3.19
Gain on sale of discontinued businesses	—	.01	—	.01

Net income	$1.70	$1.77	$3.60	$3.20

Dividends declared per share	$0.95	$0.95	$1.90	$1.90

[1]	Excludes excise taxes of $559 million and $399 million for the three months ended June 30, 2005 and 2004, respectively, and $1,067 million and $770 million for the six months ended June 30, 2005 and 2004, respectively.

[2]	Includes settlement expense of $666 million, after offset of Master Settlement Agreement Phase II growers’ liability of $14 million, and $491 million for the three months ended June 30, 2005 and 2004, respectively, and $1,218 million, after offset of MSA Phase II growers’ liability of $79 million, and $940 million for the six months ended June 30, 2005 and 2004, respectively. Includes federal tobacco buyout expense of $75 million and $142 million for the three months and six months ended June 30, 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from (used in) operating activities:
Net income	$532	$273
Less (gain) loss from discontinued operations	—	(1)
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	102	43
Restructuring and asset impairment charges, net of cash payments	(41)	(72)
Payments related to acquisition restructuring	(43)	—
Deferred income tax expense	36	23
Other changes, that provided (used) cash:
Accounts and notes receivable	9	4
Inventories	124	(15)
Accounts payable and accrued liabilities including income taxes and other working capital	233	87
Tobacco settlement and related expenses	(921)	(515)
Pension and postretirement	(123)	(87)
Other, net	52	50

Net cash flows used in operating activities	(40)	(210)

Cash flows from (used in) investing activities:
Capital expenditures	(45)	(33)
Distribution from equity investees	4	3
Purchases of short-term investments	(4,947)	(1,925)
Proceeds from short-term investments	4,726	1,832
Purchases of long-term investments	—	(10)
Proceeds from sale of business	35	—
Other, net	3	(12)

Net cash flows used in investing activities	(224)	(145)

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	(8)
Repayment of long-term debt	—	(53)
Issuance of long-term debt	498	—
Deferred debt issuance costs	(7)	—
Dividends paid on common stock	(280)	(162)
Proceeds from exercise of stock options	1	11

Net cash flows from (used in) financing activities	209	(212)

Net change in cash and cash equivalents	(55)	(567)
Cash and cash equivalents at beginning of period	1,499	970

Cash and cash equivalents at end of period	$1,444	$403

Income taxes paid, net of refunds	$82	$3
Interest paid	$45	$36
Tobacco settlement and related expense payments	$2,129	$1,455
See Notes to Condensed Consolidated Financial Statements

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,444	$1,499
Short-term investments	694	473
Accounts and notes receivable, net of allowance (2005 — $4; 2004 — $7)	127	102
Accounts receivable, related party	46	80
Inventories	1,140	1,265
Deferred income taxes	913	941
Prepaid expenses	123	212
Assets held for sale	3	52

Total current assets	4,490	4,624
Property, plant and equipment, net of accumulated depreciation (2005— $1,429; 2004 — $1,374)	1,094	1,129
Trademarks, net of accumulated amortization (2005 — $495; 2004 — $487)	2,395	2,403
Goodwill	5,684	5,685
Other intangibles, net of accumulated amortization (2005 — $34; 2004 — $18)	190	206
Other assets and deferred charges	352	381

	$14,205	$14,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$140	$70
Tobacco settlement and related accruals	1,463	2,381
Other current liabilities	1,510	1,543
Current maturities of long-term debt	555	50
Liabilities related to assets held for sale	—	11

Total current liabilities	3,668	4,055
Long-term debt (less current maturities)	1,580	1,595
Deferred income taxes	663	805
Long-term retirement benefits	1,745	1,469
Other noncurrent liabilities	355	328
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2005—147,384,591; 2004—147,364,450)	—	—
Paid-in capital	8,682	8,682
Accumulated deficit	(1,809)	(2,061)
Accumulated other comprehensive loss, net of tax (2005 — $365; 2004 — $238)	(679)	(445)

Total shareholders’ equity	6,194	6,176

	$14,205	$14,428

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1–Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries included its operating subsidiaries, R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI.
     RAI was created to facilitate the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R. J. Reynolds Tobacco Holdings, Inc., referred to as RJR. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock and previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, resulting in their ownership of approximately 58% of RAI’s common stock outstanding. Also, as part of the combination transactions, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which owns all of the capital stock of Lane and RJR became a wholly owned subsidiary of RAI.
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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain reclassifications were made to conform prior years’ financial statements to the current presentation, one of which was to increase net cash flows used in investing activities by $92 million for the six-month period ended June 30, 2004, in the condensed consolidated statements of cash flows due to the reclassification of auction rate notes from cash equivalents to short-term investments. The reclassification did not impact previously reported net income, working capital or cash flows from operations.
     All dollar amounts are presented in millions unless otherwise noted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Intangible Assets
     The changes in the carrying amount of trademarks during the six months ended June 30, 2005, were as follows:

	RJR Tobacco		Santa Fe	Lane	Consolidated
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life
Balance as of January 1, 2005	$2,144	$79	$155	$25	$2,403
Amortization expense	—	(8)	—	—	(8)

Balance as of June 30, 2005	$2,144	$71	$155	$25	$2,395

     The changes in the carrying amount of goodwill during the six months ended June 30, 2005, were as follows:

	RJR Tobacco	Santa Fe	Lane	Consolidated
Balance as of January 1, 2005	$5,321	$224	$140	$5,685
Adjustment to 2004 acquisition restructuring reserve, net of tax	(1)	—	—	(1)

Balance as of June 30, 2005	$5,320	$224	$140	$5,684

     The changes in the carrying amount of other intangibles during the six months ended June 30, 2005, were as follows:

	RJR Tobacco		Lane	Consolidated
	Indefinite		Indefinite
	Life	Finite Life	Life
Balance as of January 1, 2005	$16	$155	$35	$206
Amortization expense	—	(16)	—	(16)

Balance as of June 30, 2005	$16	$139	$35	$190

     Other intangibles include acquired distribution agreements with indefinite lives. Details of finite-lived intangible assets as of June 30, 2005, were as follows:

		Accumulated
	Gross	Amortization
Consumer database	$3	$3
Customer contracts	16	16
Contract manufacturing	151	14
Technology-based	3	1

Total other intangibles	173	34
Trademarks	85	14

	$258	$48

     As of June 30, 2005, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years is as follows:

Year	Amount
Remainder of 2005	$16
2006	30
2007	27
2008	25
2009	22
2010	21
Thereafter	69

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Stock-Based Compensation
     All of RJR’s compensation costs related to employee stock awards that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended. All compensation costs related to employee stock plans for all grant dates are disclosed under the provisions of SFAS No. 123, as amended. Compensation costs on grants that vest pro rata are recognized over the life of each award in the series as if it had its own separate vesting period. All intrinsic value-based employee stock awards vested concurrent with the completion of the combination transactions on July 30, 2004. Therefore, there is no proforma stock-based employee compensation disclosure for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, the effect on net income and income per share if RJR had applied the fair value recognition provision of SFAS No. 123 is as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2004	2004
Net income as reported	$151	$273
Add: Stock-based employee compensation expense included in reported net income, net of tax	2	5
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	1	4

Pro forma net income	$152	$274

Earnings per share:
Basic – as reported	$1.79	$3.23
Basic – pro forma	$1.80	$3.25
Diluted – as reported	$1.77	$3.20
Diluted – pro forma	$1.78	$3.21
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Components of net benefit cost

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2005	2004	2005	2004	2005	2004[1]	2005	2004
Service cost	$12	$7	$1	$—	$26	$15	$3	$2
Interest cost	76	47	22	13	153	92	42	24
Expected return on plan assets	(82)	(49)	(6)	—	(164)	(97)	(12)	—
Amortization of transition asset	—	—	—	(1)	—	—	—	(2)
Amortization of prior service cost	—	—	(5)	(4)	1	1	(9)	(9)
Amortization of net loss	19	13	6	7	35	25	10	12

Net periodic benefit cost	25	18	18	15	51	36	34	27
Curtailment/special benefits	3	—	(13)	—	3	(2)	(13)	9
Settlements	—	2	—	—	1	2	—	—
Other	—	—	3	—	—	—	3	—

Total benefit cost	$28	$20	$8	$15	$55	$36	$24	$36

[1]	Excludes a $2 million adjustment for 2003 net benefit income related to the retention of 750 sales positions. See note 2 for further information.
     As a result of the sale of RJR Tobacco’s packaging operations on May 2, 2005, and the termination of the packaging employees, RAI remeasured certain plan assets and benefit obligations utilizing a discount rate of 5.7%, resulting in an additional minimum liability of $362 million and a reduction in other comprehensive income of $235 million, net of tax. The one-time curtailment/special benefits related to this transaction were $3 million pension expense and $13 million postretirement income, included as a component of the net $25 million loss on sale of assets during the second quarter of 2005.
Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $208 million to its pension plans in 2005. RAI contributed $158 million to its pension plans during the first six months of 2005, and expects to contribute an additional $50 million in 2005 to fund the pension plans.
Recently Issued Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs to be recognized as expenses when incurred. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows as all outstanding stock options are fully vested.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” referred to as FIN No. 47. FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” relating to obligations to perform an asset retirement activity in which the timing and the method of settlement is conditional upon a future event. FIN No. 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. RAI has not yet determined the impact of the adoption of FIN No. 47 on its financial position, results of operations or cash flows.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. RAI does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the asset or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for leasehold improvements acquired in periods beginning after June 29, 2005. RAI does not expect the adoption of EITF No. 05-6 to have a material impact on its financial position, results of operations or cash flows.
Note 2–Restructuring and Asset Impairment Charges
2004 Acquisition Restructuring Costs
     The components of the 2004 acquisition restructuring costs accrued and utilized were:

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(24)	(19)	(43)
Adjustment to goodwill	2	(3)	(1)

Balance, June 30, 2005	$89	$53	$142

     In connection with the allocation of the cost of the business combination as to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions of which 1,306 have been terminated as of June 30, 2005. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income. During the second quarter of 2005, RJR Tobacco determined that approximately 30 additional former B&W employees would be severed, which resulted in an accrual of $2 million. A contract termination related to former B&W operations increased exit costs $1 million. A reduction in relocation/exit costs of $4 million reflects fewer former B&W employee transfers and sub-lease income on closed facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of June 30, 2005, $129 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of June 30, 2005, $33 million is included in other current liabilities and $109 million is included in other noncurrent liabilities. No further B&W acquisition related costs are expected to be incurred.
2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(38)	—	—	(38)

Balance, June 30, 2005	$37	$—	$—	$37

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
     During 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced would not be eliminated and had other less-than-expected workforce reductions, primarily in manufacturing and sales. Accordingly, associated severance and related benefits of $34 million, or $20 million after tax, was reversed from the restructuring charge during 2004.
     After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of June 30, 2005, $188 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of June 30, 2005, $22 million is included in other current liabilities and $15 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2002 Restructuring and Asset Impairment Charges
     The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Utilized in 2005	(2)	—	—	(2)
Adjusted in 2005	—	—	(1)	(1)

Balance, June 30, 2005	$2	$—	$1	$3

     In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
     During 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to the elimination of approximately 500 full-time positions in operations support and corporate functions, which were substantially completed as of December 31, 2004.
     The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations in the fourth quarter of 2004 that culminated in a letter of intent regarding the sale of RJR Tobacco’s packaging business, a revaluation of its fair value in the fourth quarter of 2004 resulted in additional impairment of $40 million.
     The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of June 30, 2005, the carrying amounts of the major classes of assets and liabilities in the disposal group included $3 million of property, plant and equipment and other related to a utility business. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003 and the sale of its packaging operations during the second quarter of 2005.
     On May 2, 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million, including cash of $30 million and short-term notes receivable of $18 million. In connection with this sale transaction, during the second quarter of 2005, RJR Tobacco recorded a net loss on sale of assets of $25 million within operating income.
     RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $28 million for severance and related benefits to be paid by RJR Tobacco to approximately 185 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be 24 months. The termination of the packaging employees triggered a remeasurement of the plan assets and benefit obligations of certain of RAI’s pension and postretirement plans. The remeasurement resulted in an additional minimum liability of $362 million and a one-time net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices.
     In the condensed consolidated balance sheet as of June 30, 2005, $16 million of these accruals were included in other current liabilities and $23 million were included in other noncurrent liabilities.
     Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices. During 2005, $1 million of the charge was reversed relating to the sale of the packaging operations.
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of June 30, 2005, $52 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of June 30, 2005, $2 million is included in other current liabilities and $1 million is included in other noncurrent liabilities.
Note 3—Income Per Share
     The components of the calculation of income per share were:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Income from continuing operations	$251	$150	$532	$272
Gain on sale of discontinued businesses	—	1	—	1

Net income	$251	$151	$532	$273

Basic weighted average shares, in thousands[1]	147,383	84,486	147,383	84,380
Effect of dilutive potential shares:
Options	192	545	196	572
Restricted stock	—	316	—	340

Diluted weighted average shares, in thousands	147,575	85,347	147,579	85,292

[1]	Outstanding shares of contingently issuable restricted stock of 0.8 million were excluded from the share calculations for the six-month period ended June 30, 2004, as the related vesting provisions had not yet been met.
Note 4—Inventories
     The major components of inventories were:

	June 30,	December 31,
	2005	2004
Leaf tobacco	$889	$1,033
Raw materials	37	38
Work in process	64	65
Finished products	188	190
Other	32	44

Total	1,210	1,370
Less LIFO allowance	70	105

	$1,140	$1,265

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RAI recorded $4 million and $7 million of expense from expected LIFO layer liquidations for the three- and six-month periods ended June 30, 2005, respectively. RAI will perform its annual LIFO inventory valuation at December 31, 2005, and interim periods represent an estimate of the expected annual valuation.
Note 5—Financial Instruments
     RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. A portion of the swaps relating to the notes due in 2006 will be settled in the third quarter of 2005 coincident with the tender offer for such notes (see note 6 and note 13). As of June 30, 2005, the average interest rate on RJR’s $2.1 billion long-term debt was 6.3% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the outstanding notes. As of June 30, 2005, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $47 million and $61 million at June 30, 2005 and December 31, 2004, respectively, included in other assets and deferred charges and $5 million included in prepaid expenses at June 30, 2005, and is equal to the increase in the fair value of the hedged long-term debt.
     Under certain conditions, including RJR’s guaranteed secured debt rating remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets, including the stock of certain of their subsidiaries, to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.
Note 6—Long-Term Debt and Borrowing Arrangements
     Long-term debt consisted of:

	June 30,	December 31,
	2005	2004
8.50%-9.25% unsecured notes, due 2005 to 2013	$139	$139
6.5%-7.875% guaranteed, secured notes, due 2006 to 2015	1,996	1,506
Current maturities of long-term debt	(555)	(50)

	$1,580	$1,595

     As of June 30, 2005, the maturities of long-term debt, net of discount and excluding fair value adjustments associated with interest rate swaps of $52 million, are as follows:

Year	Amount
Current maturities	$550
2007	329
2008	—
2009	199
2010	299
Thereafter	706

$2,083

     In June 2005, RJR completed a private offering, referred to as the Private Offering, of $300 million of 6.5% secured notes due July 15, 2010, and $200 million of 7.3% secured notes due July 15, 2015. The Private Offering requires RJR to pay additional interest on the foregoing notes at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an exchange offer for publicly registered notes no later than February 24, 2006.
     In conjunction with the Private Offering, RJR commenced in June 2005, a cash tender offer, referred to as the Offer, for any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, referred to as the 2006 Notes, and a consent solicitation to amend the related indenture. The consents were solicited to approve indenture amendments, referred to as the Amendments, eliminating substantially all of the restrictive covenants and one of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
events of default with respect to the 2006 Notes. RJR expects to use the proceeds from the Private Offering to extinguish the 2006 Notes tendered pursuant to the Offer. The remainder of the Private Offering proceeds will be maintained and used to pay at maturity the 2006 Notes that are not tendered in the Offer, or at RJR’s discretion, to redeem the 2006 Notes. In accordance with the terms of the Amendments, the outstanding 2006 Notes that are not tendered in the Offer are no longer secured, but remain guaranteed by RAI and certain of RJR’s subsidiaries, as described below. In the third quarter of 2005, RJR expects to recognize estimated costs of approximately $7 million related to the extinguishment of the 2006 Notes. For more information related to the Offer, see note 13.
     Unlike RJR’s other non-bank debt, RJR’s secured notes, as well as the 2006 Notes that are not extinguished pursuant to the Offer, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, which entities also guarantee RJR’s obligations under RJR’s credit facility, described below.
     Any guarantor that is released from its guarantee under RJR’s credit facility also will be released automatically from its guarantee of RJR’s notes. RJR’s secured notes and the related guarantees are secured by the stock of RJR and the subsidiary guarantors and certain of their subsidiaries, indebtedness of subsidiaries of RJR and the guarantors, to the extent owed to RJR or a guarantor, and principal property of RJR and the subsidiary guarantors. These assets constitute a portion of the security for the obligations of RJR and the guarantors under RJR’s credit facility. If these assets are no longer pledged as security for the obligations of RJR and the guarantors under RJR’s credit facility, or any other indebtedness of RJR, they will be released automatically as security for RJR’s secured notes and the related guarantees. Under the terms of RJR’s credit facility, the security therefor will be released automatically at such time that certain debt of RJR is rated investment grade by each of Moody’s and S&P. RAI’s stock in Santa Fe and CMSI, the parent company of Lane, is excluded from the collateral securing RAI’s guarantee of RJR’s secured notes and credit facility. Generally, the terms of RJR’s guaranteed secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.
     Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and S&P’s rating is BB+, negative outlook.
     As of June 30, 2005, following the completion of the Private Offering and prior to RJR’s proposed extinguishment of the 2006 Notes pursuant to the Offer, RJR had $1.95 billion of guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2006 through 2015. In addition, as of June 30, 2005, RJR had $139 million of notes outstanding which were neither secured nor guaranteed, at fixed annual interest rates of 8.5% to 9.25%, due in 2005 through 2013. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
     RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. Under certain conditions, including RJR’s guaranteed, secured debt remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets to secure their obligations under RJR’s credit facility, such pledge also has secured their obligations under these interest rate swap agreements.
     RJR’s revolving credit facility with a syndicate of banks was amended on April 22, 2005, and has a committed amount of $486 million through January 2007. RJR can use the full credit facility to obtain loans or letters of credit, at its option.
     Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. The collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At June 30, 2005,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RJR had $26 million in letters of credit outstanding under the credit facility. No borrowings were outstanding, and the remaining $460 million of the credit facility was available for borrowing.
     RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at June 30, 2005.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2005.
Note 7–Commitments and Contingencies
Litigation Affecting the Cigarette Industry
Overview
     Introduction
          Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI and RJR, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See note 1 above for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
          During the second quarter of 2005, 13 new cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On June 30, 2005, there were 1,371 cases (including approximately 1,018 individual smoker cases pending in West Virginia state court as a consolidated action) pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,332 on June 30, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W, and 1,522 on June 30, 2003, also pending against RJR Tobacco or its affiliates or indemnitees, without reference to B&W.
          As of July 15, 2005, 1,377 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees, including B&W: 1,361 in the United States; ten in Puerto Rico; one in Israel; three in Canada; one in Greece and one in the Virgin Islands. Of the 1,377 total cases, 44 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,649 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of July 15, 2005, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of July 15, 2005:

Number of
State	U.S. Cases
West Virginia	1,023 *
Florida	87
Mississippi	51
Maryland	48
Missouri	31
New York	30
Louisiana	24
California	15
Alabama	8
Illinois	8
Pennsylvania	5
District of Columbia	3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
Washington	3
Georgia	3
Connecticut	3
Tennessee	3
Texas	2
Michigan	2
Minnesota	2
Ohio	2
Oregon	2
Kansas	1
New Jersey	1
North Carolina	1
New Mexico	1
South Dakota	1
Indiana	1

Total	1,361

*	1,018 of the 1,023 cases are pending as a consolidated action.
Of the 1,361 pending U.S. cases, 50 are pending in federal court, 1,310 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of July 15, 2005, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees, including B&W, as of April 15, 2005, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed May 9, 2005, and a cross-reference to the discussion of each case type.

		Change in
	RJR Tobacco’s	Number of
	Case Numbers as of	Cases Since
Case Type	July 15, 2005	April 15, 2005	Page Reference
Individual Smoking and Health	1,317	+12	25
Flight Attendant – ETS (Broin II)	2,649	-2	26
Class-Action	22	+2	27
Government Health-Care Cost Recovery	3	+1	31
Other Health-Care Cost Recovery and Aggregated Claims	2	No Change	35
Master Settlement Agreement-Enforcement and Validity	2	No Change	36
Asbestos Contribution	1	No Change	37
Antitrust	7	No Change	37
Other Litigation	7	+2	39
     In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case. On May 12, 2004, the Florida Supreme Court accepted the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “—Class-Action Suits” below for a further description of the Engle case.
     In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the Master Settlement Agreement, referred to as the MSA, with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:
•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed future payment obligations on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes.
     The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $1.8 billion in 2003 and $2.0 billion in 2004. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates its payments, including payments made in connection with B&W’s U.S. brands acquired in the business combination, will exceed $2.6 billion in 2005, $2.5 billion in each of 2006 and 2007 and $2.7 billion thereafter. However, these future payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Certain Terms and Phrases
     Certain terms and phrases that are used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer generally to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. Generally, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.
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
     Accounting for Tobacco-Related Litigation Contingencies
     In accordance with applicable accounting principles, RAI and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of tobacco-related litigation in the past will continue in the future.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements. RJR has liabilities totaling $96 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “—Other Litigation and Developments” and “—Other Contingencies and Guarantees.”
     RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates and indemnitees have not settled, and currently RJR Tobacco and its affiliates do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims.
     The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:
•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “—Class-Action Suits.”
The DeLoach antitrust case, discussed below under “—Antitrust Cases,” and certain MSA enforcement actions, discussed below under “—MSA—Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that RJR Tobacco believes does not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
     The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”
     The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates and indemnitees, including B&W. Although RJR Tobacco, B&W and certain of their respective affiliates continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against RJR Tobacco or its affiliates or indemnitees. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
     Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “—Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the United States Court of Appeals for the District of Columbia has held that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claims for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
already included in the MSA. On July 18, 2005, the government filed a petition for writ of certiorari with the United States Supreme Court on this issue. Trial of the case began on September 22, 2004, and concluded on June 10, 2005.
     Similarly, the other cases settled by RJR Tobacco can be readily distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “—Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.
     The DeLoach case, discussed below under “—Antitrust Cases,” was a unique antitrust case brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.
     Finally, as discussed under “—MSA—Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the defendants. Accordingly, future MSA enforcement actions will be reviewed by RJR Tobacco on their own merits and should not be affected by the settlement of prior MSA enforcement cases.
     Following is a description of the material pending tobacco-related litigation to which RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, are subject. Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss, other than with respect to certain indemnification claims asserted by JTI. Moreover, notwithstanding the quality of defenses available to RJR Tobacco and its affiliates, including RAI, and its indemnitees, including B&W, in tobacco-related litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “—Cautionary Statement Concerning Tobacco-Related Litigation,” below.
  Theories of Recovery
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
  Defenses
     The defenses raised by RJR Tobacco or its affiliates and indemnitees include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
  Scheduled Trials
     Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2005 and 2006. The following table lists the trial schedule, as of July 15, 2005, for RJR Tobacco or its affiliates and indemnitees, including B&W, through December 31, 2005.

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
  Trial Results
     Since January 1, 1999, 50 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 34 (including four mistrials) of the 50 cases. Of the 34 RJR Tobacco and B&W wins, ten were tried in Florida, four in New York, three were tried in each of Missouri and Tennessee, two were tried in each of Mississippi, California, West Virginia and Ohio, and one was tried in each of Connecticut, Louisiana, New Jersey, Pennsylvania, South Carolina and Texas.
     There were two cases tried in the first quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Smith v. Brown and Williamson Tobacco Corp., a Missouri state court jury returned a compensatory damages verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W on February 1 and 2, 2005, respectively. On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco, but awarded $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The parties filed post-trial motions on May 27, 2005. Oral argument occurred on August 1, 2005.
     There were two cases tried in the second quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Swaty v. Philip Morris, Inc., a Broin II case, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The plaintiff’s motion for a new trial was denied on June 23, 2005. The plaintiff filed a notice of appeal on July 21, 2005. On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., an individual smoker case, a New York state court judge granted B&W’s motion for directed verdict.
     The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both. In addition, RJR Tobacco has been fined $14.8 million in a lawsuit filed by the Attorney General of California, discussed below under “—Other Litigation and Developments.” RJR Tobacco is appealing the California case.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The plaintiffs’ motion for rehearing was denied on September 22, 2003. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court ruling is pending.

March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiffs’ motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Florida’s Second District Court of Appeal on August 30, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. On April 27, 2005, the Florida Supreme Court denied plaintiff’s notice of appeal without prejudice. On May 25, 2005, the plaintiff served an amended notice of intent to invoke discretionary jurisdiction. RJR Tobacco filed its response brief on June 22, 2005.

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On December 22, 2004, after the New York Court of Appeals determined that third party payer claims are too remote under New York law, the U.S. Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000. The only issue remaining in this case is the amount of attorneys’ fees to be awarded to plaintiff’s counsel.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the U.S. Court of Appeals for the Tenth Circuit reversed the fraudulent concealment verdict in favor of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the U.S. District Court entered a second amended judgment reflecting the decision of the court of appeals. The judgment in favor of plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages for loss of consortium to $125,000. Final judgment will be entered only if the Engle appeal is resolved in favor of the class, so the time to appeal has not yet begun to run.

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Miami-Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000 of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W.	On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court also ordered the trial court to enter a judgment finding the tobacco defendants jointly and severally liable. The defendants’ petition for rehearing was denied on April 13, 2005. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court.

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.

April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned	After B&W exhausted its state court appeals, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
			to B&W. The court subsequently awarded $870,000 in fees to the plaintiff’s attorneys.	judgment and paid the plaintiff approximately $1.2 million (judgment plus interest).

May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the trial court’s May 2003 judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals on March 8, 2004. The defendants filed their opening appellate brief on May 23, 2005. Oral argument is scheduled for September 20, 2005.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On June 22, 2004, the trial judge granted a new trial unless the parties agreed to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to the Counsel for Tobacco Research (decreased from $6 million) and $500,000 to the Tobacco Institute (decreased from $6 million). On January 25, 2005, B&W noticed its appeal of the trial court’s denial of its motion for a new trial. B&W’s opening brief is due on September 22, 2005.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. The defendants’ opening appellate brief was filed on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 23, 2005. Plaintiffs filed their response brief on July 27, 2005. The defendants’ reply brief is due on August 8, 2005.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	B&W filed post-trial motions on March 10, 2005. On May 23, 2005, the trial judge denied B&W’s post-trial motions. On June 1, 2005, B&W filed its notice of appeal.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	The parties filed post-trial motions on May 27, 2005. Briefing is complete.
     Additionally, since January 1, 1999, verdicts have been returned in 19 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in ten cases — three in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases, four in California, and two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
Individual Smoking and Health Cases
     As of July 15, 2005, 1,317 individual cases, including approximately 1,018 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,312 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining five cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2005.
     On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit and posted a supersedeas bond in the amount of approximately $17 million. On February 9, 2005, the Tenth Circuit reversed the verdict in favor of the plaintiff for fraudulent concealment and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the United States District Court entered a second amended judgment reflecting the court of appeals decision. The judgment in favor of the plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005, and the supersedeas bond was released to RJR Tobacco on July 12, 2005.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. The plaintiff’s post-trial motions challenging the verdict were denied by the court without opinion on December 10, 2003. On February 1, 2005, the trial judge issued a written opinion affirming the judgment and recommending that the plaintiff failed to preserve any issue for appellate review. The plaintiff filed an appeal on February 6, 2004. Oral argument occurred on July 26, 2005.
     On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants filed their opening appellate brief on May 23, 2005.
     On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $12 million was assigned to the two trade organizations. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco (decreased from $2 million); $4 million to B&W (decreased from $6 million); $500,000 to the Council for Tobacco Research (decreased from $6 million) and $500,000 to the Tobacco Institute (decreased from $6 million). On January 25, 2005, B&W noticed an appeal of the trial court’s denial of its motion for a new trial. B&W’s opening brief is due September 22, 2005.
     On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts — fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. On March 10, 2005, B&W filed a motion for judgment notwithstanding the verdict, or in the alternative, for a new trial. On May 23, 2005, the trial judge denied these motions. On June 1, 2005, B&W filed its notice of appeal. Pursuant to the business combination, RJR Tobacco will post a supersedeas bond in the approximate amount of $24.3 million.
     On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The parties filed post-trial motions on May 27, 2005. Briefing is complete.
     On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., a New York state court judge granted B&W’s motion for directed verdict.
Broin II Cases
     As of July 15, 2005, there were 2,649 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “—Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Under the terms of the Broin settlement, punitive damages are not available in these cases.
     On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS. Although the defendants still may prevail on causation and other theories, RJR Tobacco does not

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco and B&W, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc., but the Florida Appellate courts refused to hear the appeal. The propriety of Judge Kaye’s order was argued in the French appeal (discussed below).
     Below is a description of the Broin II cases against RJR Tobacco or B&W that went to trial or were decided or remained on appeal, since January 1, 2005.
     In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants appealed the trial court’s final judgment to the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants appealed that order, as well as other matters. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court reversed the final judgment’s market share allocation of damages, and remanded with instructions that the trial court enter a judgment finding the defendants jointly and severally liable. The defendants’ petition for rehearing was denied on April 13, 2005. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court. Jurisdictional briefing is complete.
     In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order granting a new trial. The defendants’ motion for rehearing was denied. The defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court on June 17, 2005.
     In Swaty v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. On May 12, 2005, the plaintiff filed a motion for a new trial, which was denied on June 23, 2005. On May 17, 2005, the court entered a final judgment in favor of the defendants, including RJR Tobacco and B&W. The plaintiff’s motion for a new trial was denied on June 23, 2005. The plaintiff filed a notice of appeal on July 21, 2005.
Class-Action Suits
     As of July 15, 2005, 22 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, and West Virginia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
     The pending class actions against RJR Tobacco or its affiliates or indemnitees, including B&W, include 11 cases alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Such suits are pending in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Each of these cases is discussed below.
     Finally, a number of unions and other third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below.
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
defendants’ petition to review the class certification decision. On May 6, 2005, the Second Circuit, in a unanimous opinion, decertified the class. On May 19, 2005, the plaintiffs filed a petition for rehearing en banc. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. A decision is pending.
     Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco and B&W, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The defendants’ opening appellate brief was filed on May 23, 2005. The plaintiffs filed their response brief on July 27, 2005. The defendants’ reply brief is due on August 8, 2005.
     In addition to the Scott case, two other medical monitoring class actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. In Lowe v. Philip Morris, Inc., an Oregon state court judge dismissed the medical monitoring complaint on November 4, 2003, for failure to state a claim. On November 12, 2003, the plaintiffs filed a notice of appeal, and oral argument before the Oregon Court of Appeals is scheduled for September 26, 2005.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court’s dismissal. On November 8, 2004, the plaintiffs filed a petition for review with the California Supreme Court. On February 26, 2005, the California Supreme Court granted the petition. Briefing is complete.
     On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants, including RJR Tobacco and B&W, filed their motion for summary judgment on January 31, 2003. On August 4, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court issued a ruling granting the defendants’ motion to decertify the class. On March 17, 2005, plaintiffs filed a motion for reconsideration of the court’s ruling decertifying the class. The trial judge denied the plaintiffs’ motion on April 20, 2005. The plaintiffs filed a notice of appeal on May 19, 2005.
     On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action....” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. However, on October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case includes both RJR Tobacco and RJR as defendants.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
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
     In Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, which was filed on May 11, 2004, in the United States District Court for the Eastern District of New York before Judge Weinstein, the defendants, including RJR Tobacco and B&W, filed their respective answers on September 24, 2004. On February 28, 2005, the plaintiffs filed their motion for class certification. On April 4, 2005, plaintiffs filed a motion to preclude defendants from contending that “lights” cigarettes are safer than conventional cigarettes. On April 5, 2005, the plaintiffs filed a motion for partial summary judgment, for declaratory judgment, and for a permanent injunction to prohibit defendants from marketing or selling any cigarette identified as a “lights” or “ultra lights” brand. The judge declined to address these motions at this stage of the case. The plaintiffs’ motion for class certification, as well as summary judgment motions by both sides, will be heard on September 12, 2005. Trial is scheduled to commence on January 9, 2006.
     Several “lights” class actions are in the class certification motion and discovery process. These cases include Thompson v. R.J. Reynolds Tobacco Co. (Minnesota), Huntsberry v. R. J. Reynolds Tobacco Co. (Washington), Black v. Brown & Williamson Tobacco Corp. (Missouri), and Rios v. R. J. Reynolds Tobacco Co. (Florida). In two Louisiana cases, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., the defendants removed the cases to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both cases.
     Finally, in Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005 because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District.
     RJR Tobacco, B&W and other cigarette manufacturer defendants settled one class-action suit, Broin v. Philip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.
Governmental Health-Care Cost Recovery Cases
  MSA and Other State Settlement Agreements
     In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health-care, and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements between each state and those manufacturers in each case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2003 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule
(Dollars in Millions)

	2003	2004	2005	2006	2007	2008+
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204
Minnesota Initial Payment	122	—	—	—	—	—
Most Favored Nations Agreement (MS, FL, TX)	609	—	—	—	—	—
Remaining States’ Settlement:
Initial Payments(1)	2,701	—	—	—	—	—
Annual Payments(1)	5,691	7,004	7,004	7,004	7,004	7,126
Additional Annual Payments (through 2017)(1)	—	—	—	—	—	861
Base Foundation Funding (through 2008)	25	25	25	25	25	25
Additional Foundation Payments	300	—	—	—	—	—
Growers’ Trust ($295-2009 and 2010) (2)	500	500	500	500	500	500
Offset by federal tobacco buyout (2)	—	(500)	(500)	(500)	(500)	(500)
Minnesota Blue Cross and Blue Shield	57	—	—	—	—	—

Total	$11,365	$8,389	$8,389	$8,389	$8,389	$9,372

RAI’s Operating Subsidiaries’ MSA Expenses and Payments
(Dollars in Millions)

RJR Tobacco’s settlement expenses(3)	$1,925	$2,169	—	—	—	—
RJR Tobacco’s cash payments(3)	$1,819	$2,037	—	—	—	—
Other operating subsidiaries’ settlement expenses	$9	$14	—	—	—	—
Other operating subsidiaries’ cash payments	$7	$9	—	—	—	—
RJR Tobacco’s expected settlement expenses	—	—	>$2,450	>$2,500	>$2,700	>$2,700
RJR Tobacco’s expected cash payments	—	—	>$2,600	>$2,500	>$2,500	>$2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “-Tobacco Buyout Legislation.”

(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
  Department of Justice Case
     On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal Racketeer Influenced and Corrupt Organizations Act, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.
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
     Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:
•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on the defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

•	On March 10, 2004, Judge Kessler granted in part and denied in part the plaintiff’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court granted the plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

•	On March 17, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

•	On May 6, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that there is no reasonable likelihood of future RICO violations.

•	On May 6, 2004, Judge Kessler granted the government’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court dismissed defenses to the effect that the government’s claims are prohibited by the Tenth Amendment to the United States Constitution and the Separation of Powers doctrine. The court also ruled that the defendants may be held jointly and severally liable for disgorgement in the event that that remedy is ordered by the court at trial.

•	On May 6, 2004, Judge Kessler denied the government’s motion for partial summary judgment that sought to establish that the defendants had caused certain mailings and wire transmissions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	On May 21, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim. On June 25, 2004, Judge Kessler granted the defendants the right to seek an immediate appeal of that order. On July 15, 2004, the United States Court of Appeals for the District of Columbia Circuit accepted the appeal of Judge Kessler’s disgorgement ruling. On February 4, 2005, the appeals court ruled that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claim for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government’s petition for panel rehearing and for rehearing en banc was denied on April 19, 2005. On July 18, 2005, the government filed a petition for writ of certiorari with the United States Supreme Court.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.
     The bench (non-jury) trial began on September 21, 2004, and closing arguments concluded on June 10, 2005. Also on June 10, 2005, Judge Kessler ordered that the parties file a variety of post-trial submissions beginning on August 8, 2005, and ending no later than October 9, 2005. Finally, on July 22, 2005, Judge Kessler granted a motion to intervene filed by six organizations, including the American Cancer Society, to allow them to “contribute their perspective on what appropriate and legally permissible remedies may be imposed should liability be found.”
  Local Government Cases
     Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. As of July 15, 2005, there were no such cases pending. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiff’s complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. The plaintiff’s petition asking the Illinois Supreme Court to review the case was denied on January 27, 2005.
  International Cases
     A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This ruling led 22 other foreign nations to dismiss their cases.
     There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States, both in Louisiana: Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co. The cases were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs have asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. Two other health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government filed suit. The defendants include both Canadian defendants served in B.C. and numerous foreign defendants served ex juris, including RJR Tobacco. Three Canadian defendants brought separate actions challenging the constitutionality of the legislation. In addition, 16 foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On February 21, 2000, the Supreme Court of British Columbia ruled that the government had overstepped its constitutional powers. The government’s action was dismissed, and service ex juris was set aside for that reason. The government did not appeal. Instead, the government enacted a revised statute and brought a new action. Again, three Canadian defendants brought separate actions challenging the legislation on constitutional grounds and eight foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
government’s action was dismissed, and service ex juris was set aside. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, applied for leave to appeal the issue of the validity of the legislation to the Supreme Court of Canada. On December 16, 2004, the Supreme Court agreed to hear the appeal of the validity of the statute. The hearing on validity of service on foreign defendants, including RJR Tobacco, occurred on June 8 and 9, 2005. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling.
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
  Union Cases
     As of July 15, 2005, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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
  Insurance-Related Cases
     As of July 15, 2005, there were no insurance-related cases pending against RJR Tobacco and B&W.
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
     The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit reversed the judgment for Empire on its subrogation claim and reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two state law questions: are third party payer claims too remote and, if not, is individual proof required. On October 19, 2004, the New York Court of Appeals determined that such third-party claims are too remote to permit suit under N.Y. Gen. Bus. Law § 349. Accordingly, the United States Court of Appeals reversed the judgment on December 22, 2004. On February 1, 2005, all the plaintiffs, including Empire, voluntarily dismissed their claims with prejudice.
  Native American Tribes
     As of July 15, 2005, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
  Hospitals
     As of July 15, 2005, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. In County of McHenry v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois granted plaintiff’s voluntary dismissal with prejudice on February 28, 2005.
  Taxpayers
     As of July 15, 2005, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. All three prior cases, Mason v. American Tobacco Co., Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., were dismissed by the trial courts.
MSA–Enforcement and Validity
     As of July 15, 2005, there were two cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements. In addition, as discussed below, on July 26, 2005, a third such case was filed against RJR Tobacco.
     On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this state court case, and on June 9, 2004, filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the prior state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005. The plaintiff’s opening appellate brief will be filed on August 4, 2005.
     On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state some $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. B&W filed a response to the motion on June 21, 2004, and a hearing was held on June 24, 2004. On March 28, 2005, the court entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.
     In addition, on March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 attorneys general, regarding Eclipse advertising, referred to as the Notice. The Notice was sent as the 30-day notice required pursuant to Section VII(c)(2) of the MSA, and as a 10-day cease and desist demand under Section VI.A. of the Consent Decree, that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA in its advertisements for Eclipse cigarettes and for violations of the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states. The Attorneys General allege, among other things, that RJR Tobacco has engaged in unfair and deceptive acts and practices by publishing false or misleading claims about its Eclipse brand cigarettes, failed to disclose material facts and/or engaged in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes. RJR Tobacco met with NAAG representatives in early June 2005 to discuss issues raised in the Notice. On July 26, 2005, the Vermont Attorney General filed suit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
alleging that certain Eclipse advertising violates both the MSA and the Vermont Consumer Fraud Statute. RJR Tobacco intends to vigorously defend this lawsuit.
     On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. The Attorney General has requested a meeting to attempt to resolve this matter without litigation. On April 28, 2005, B&W advised that it did not owe the state any money.
     In California v. R. J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco was in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted ... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District, which on February 25, 2004, affirmed the trial court’s finding, but reversed as to the amount of the fine and remanded for further proceedings. The parties ultimately settled the case, and RJR Tobacco paid approximately $11.4 million in civil penalties and $5.9 million in attorneys’ fees. Additionally, RJR Tobacco agreed to avoid advertising in magazines with at least 15% teen readership.
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
     On October 5, 2004, RJR Tobacco and its affiliates and indemnitees, including B&W, reached a settlement of the three pending motions with the attorneys general of the states of New York, Illinois and Maryland. The companies admitted no wrongdoing in the settlement agreement. Pursuant to the agreement, RJR Tobacco paid a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions. The New York Supreme Court, the Circuit Court for Baltimore City, and the Circuit Court of Cook County, Illinois, have approved the agreement.
Asbestos Contribution Cases
     As of July 15, 2005, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens—Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed indefinitely.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of April 15, 2005, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order. Defendants have moved for summary judgment in New Mexico.
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
     On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004, because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. The court severed the trademark claims from the antitrust claims and held the trial on the trademark claims on April 25, 2004. On May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claim on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. On February 8, 2005, the federal district court entered the final judgment in favor of RJR Tobacco in the amount of $4.87 million.
     On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices. In addition, the plaintiffs alleged that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer. In May 2003, the plaintiffs reached a settlement with all the defendants, including B&W, except RJR Tobacco. The settlement was approved by the trial court on October 1, 2003. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, where B&W’s share was 13%, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W. On December 19, 2003, the court set the plaintiffs’ attorneys’ fees at $75.3 million. B&W’s 13% share of this amount is $9.8 million.
     The case continued against RJR Tobacco. On April 22, 2004, after the trial began, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorney’s fees and administrative costs, will be distributed to the class pending the court’s final settlement approval. This amount was recorded in selling, general and administrative expense in RAI’s consolidated statement of income in the first quarter of 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. On March 21, 2005, the court approved the RJR Tobacco settlement and dismissed the suit.
     On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of its distribution agreement with Smith Wholesale. That same day, Smith Wholesale moved for an order to prevent RJR Tobacco from terminating the agreement. The court granted Smith Wholesale’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith Wholesale’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc., consistent with the terms of the agreement. On February 18, 2003, Smith Wholesale moved to amend its complaint to add Rice Wholesale as a plaintiff and allege similar claims on behalf of Rice Wholesale, a motion the court immediately granted, and Rice Wholesale filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice Wholesale’s motion on March 4, 2003. RJR Tobacco appealed the preliminary injunctions on February 11, 2003, and March 6, 2003, respectively. The United States Court of Appeals for the Sixth Circuit consolidated the appeals.
     On June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the eleven plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR Tobacco from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. After a hearing on July 24, 2003, the district court granted the motion on August 6, 2003. Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003. RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal.
     The plaintiffs eventually numbered 22, and discovery proceeded. Discovery ended in the fall of 2004, and the parties argued summary judgment motions to the United States Magistrate Judge in February 2005. The Magistrate Judge issued a report recommending the granting of summary judgment in RJR Tobacco’s favor against all of the plaintiffs with respect to their Robinson-Patman claims and, in the alternative, in RJR Tobacco’s favor against all of the plaintiffs with respect to their lost discount claims. On June 3, 2005, the District Court Judge granted summary judgment in RJR Tobacco’s favor. Each of the preliminary injunctions has extinguished, and on June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal.
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
     On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, allege that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. After the court, in a case filed by these same plaintiffs against Lorillard Tobacco Company, granted a motion to dismiss for failure to state the elements of a claim individually on behalf of each of the named plaintiffs, the plaintiffs agreed to voluntarily amend their complaint against RJR Tobacco and filed an amended complaint in December 2004. RJR Tobacco’s motion to dismiss was denied on May 2, 2005. Discovery is not yet underway, and the parties met with the court on July 27, 2005, concerning the schedule for various pretrial matters and trial.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with and pled guilty to aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices....” Northern Brands is a now inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-Macdonald, Inc., referred to as RJR-MI. By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business, including RJR-MI, to JTI. RJR-MI subsequently changed its name to JTI-Macdonald Corp., referred to as JTI-MC.
     Although the international business was sold to JTI pursuant to the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those related to the above-mentioned guilty plea, as well as an investigation conducted by Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-MI, which led to the termination of his severance agreement. In addition, under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages it may incur arising out of the three matters described below.
•	On or about February 27, 2003, the RCMP filed criminal charges against and purported to serve summonses on JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004, but has not formally taken any additional action to pursue an appeal. A preliminary inquiry commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment covering the period January 1, 1990 through December 31, 1998, for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion (Canadian) against JTI-MC; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act, referred to as CCAA Proceedings, in the Ontario Superior Court of Justice, Toronto, Canada and the court entered orders staying the Quebec Ministry of Revenue’s proceedings against JTI-MC. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Under his claim, Mr. Smith is claiming $840,000 (Canadian) for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.
Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these three matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “—Other Contingencies and Guarantees.”
     Furthermore, on September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief. As noted above, in the CCAA Proceedings, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened or shortened by the occurrence of certain events or agreement of the parties
     Over the past few years, several lawsuits have been filed against RJR Tobacco and its affiliates and, in certain cases, against other cigarette manufacturers, including B&W, by the European Community and ten of its member states, Ecuador, Belize, Honduras and various Departments of the Republic of Colombia. These suits generally contend that RJR Tobacco and other tobacco companies, including B&W, may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. In each of these actions, which are discussed below, the plaintiffs seek compensatory, punitive and treble damages.
     The European Community and ten of its member states have filed three RICO lawsuits against RJR Tobacco, certain of its affiliates, and others in the United States District Court for the Eastern District of New York. The first complaint was filed on November 3, 2000, and dismissed by the court on July 16, 2001. No appeal was taken.
     On August 6, 2001, the European Community and ten of its member states filed a second civil RICO action. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. RJR Tobacco and B&W and the other defendants filed motions to dismiss the complaints filed against each of them. On February 25, 2002, the court granted the defendants’ motions to dismiss the complaints and, on March 25, 2002, the plaintiffs appealed to United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissals on January 14, 2004. On April 13, 2004, the European Community and its member states, together with the Colombian Departments, petitioned the United States Supreme Court for a writ of certiorari. On May 2, 2005, the Supreme Court vacated each decision and, without commenting on the merits of the cases, instructed the Second Circuit to review the cases in light of the Supreme Court’s decision in Pasquantino v. United States.
     On October 30, 2002, the European Community and ten of its member states filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in the earlier complaints and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions. This matter remains pending, but all proceedings have been stayed while the Second Circuit reconsiders its decision affirming the dismissal of the second European Community complaint.
     On December 20, 2000, October 15, 2001, and January 9, 2003, RJR Tobacco and the other defendants named in each of the European Community cases filed cases in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR Tobacco and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint is still pending before the Court of First Instance. On September 18, 2003, however, the Court of First Instance stayed the proceedings in the third action, pending resolution of the appeals from the January 15, 2003, judgment denying the admissibility of the first two applications.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RJR Tobacco, B&W and the other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. On August 14, 2003, the Eleventh Circuit affirmed the dismissal of the case. On November 5, 2003, Ecuador, Belize and Honduras filed a petition for a writ of certiorari with the United States Supreme Court to review the decision of the Eleventh Circuit. The court denied the petition on January 12, 2004.
     RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named, but has not been served, was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiff’s complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the United States Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice.
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
     On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401, also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005, which have been fully briefed by the parties. In addition, the court also requested additional briefing on certain claim construction issues. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
     Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent (if any) required by the 1996 Purchase Agreement.
Cautionary Statement Concerning Tobacco-Related Litigation
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss.
     Unfavorable judgments awarding compensatory damages, punitive damages or fines have been returned against RJR Tobacco and B&W in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003, but is now on appeal to the Florida Supreme Court, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. In addition, unfavorable judgments have been returned against RJR Tobacco in two MSA enforcement actions, and RJR has recorded liabilities in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco concerning certain activities of Northern Brands and related litigation. Although RJR Tobacco believes that it has numerous bases for successful appeals in its pending cases, and RJR Tobacco and RAI believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or their affiliates or indemnitees, including B&W.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, with respect to several superfund sites.
     Regulations promulgated by the United States Environmental Protection Agency, referred to as EPA, and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RAI and its subsidiaries monitor their environmental matters and, dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability.
     RJR Tobacco was notified by the EPA on June 11, 2000, of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of approximately 43 PRPs, including RJR Tobacco. Among the PRPs were a group of companies previously involved as PRPs in another superfund site. The EPA alleged that some waste from the cleanup of the other site was transported to the site in question. An environmental consultant working on behalf of the PRP group, which includes RJR Tobacco, collected information and technical data about the Greer, South Carolina site. Information was presented to the EPA and the United States Department of Justice concerning the findings of the environmental consultant, technical issues pertaining to the site and the PRP group’s position that it was not the source of the contamination at the site. EPA counsel informally has advised counsel for the PRP group that no further enforcement action is expected.
     RJR Tobacco was a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF—McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging subsidiary RJR Packaging, LLC, and as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of the plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was filed on December 2, 2004. A stipulation and order was filed on December 20, 2004, in settlement and satisfaction of the claims against the PRPs for response costs incurred in connection with the Jadco-Hughes site. The government’s notice of payment confirms that full payment was received and the claims should be dismissed with prejudice. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.
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
     Also, as part of the business combination, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its estimated pre-closing accrued liabilities under the MSA and related agreements, referred to as the MSA Liability Amount. B&W will indemnify RAI and its subsidiaries to the extent the actual pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the actual pre-closing MSA liabilities paid by RAI are less than, the MSA Liability Amount. On February 14, 2005, RJR Tobacco received a formal notice from B&W claiming that B&W was entitled to a return of approximately $52.8 million of the MSA Liability Amount resulting from the offset of B&W’s pre-closing MSA Phase II obligations against certain of RJR Tobacco’s tobacco quota buyout obligations as a result of the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA. On April 27, 2005, after discussions between the parties, RJR Tobacco responded to B&W that it does not believe any refund of the MSA Liability Amount is due to B&W. The parties have agreed to discuss this matter again after a decision by the North Carolina Supreme Court in a case addressing the refund of certain amounts previously paid under the MSA as a result of FETRA.
     In the first quarter of 2005, Commonwealth Brands, Inc. was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent (if any) required by the 1996 Purchase Agreement.
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
     As described above under “–Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $96 million that were recorded in 1999 in connection with these indemnification claims.
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
     Under certain circumstances, including RJR’s guaranteed, secured debt rating remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.
     RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.
     Of RAI’s approximately 8,500 full-time employees at June 30, 2005, approximately 1,400 were located at the former B&W facilities. The Macon facility production and maintenance employees are covered by collective bargaining agreements that were scheduled to expire in 2005, but were renegotiated after year end 2003 to extend their

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
employment through the anticipated facility closure. On March 3, 2005, a majority of RJR Tobacco’s production and maintenance employees employed in North Carolina voted not to be represented by the International Association of Machinists and Aerospace Workers.
Note 8—Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2004	$—	$8,682	$(2,061)	$(445)	$6,176
Net income	—	—	532	—	532	$532
Minimum pension liability, net of $127 tax benefit	—	—	—	(235)	(235)	(235)
Cumulative translation adjustment, net of tax	—	—	—	1	1	1

Total comprehensive income						$298

Dividends	—	—	(280)	—	(280)
Stock options exercised	—	2	—	—	2
Tax benefit on stock-based compensation plans	—	1	—	—	1
Common stock repurchased	—	(3)	—	—	(3)

Balance at June 30, 2005	$—	$8,682	$(1,809)	$(679)	$6,194

Note 9—Segment Information
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
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Concurrent with the July 2004 business combination transactions, certain immaterial subsidiaries were reorganized, and as a result, are reported as All Other rather than RJR Tobacco. Amounts presented in prior periods have been reclassified accordingly.
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
     On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, which initially marketed its products in France, Spain, the Canary Islands and Italy, expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands, to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
  Segment Data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net sales:
RJR Tobacco	$1,857	$1,259	$3,569	$2,395
All Other	246	93	491	175

Consolidated net sales	$2,103	$1,352	$4,060	$2,570

Operating income:
RJR Tobacco	$412	$274	$858	$510
All Other	20	16	54	26
Corporate expense	(15)	(24)	(28)	(49)

Consolidated operating income	$417	$266	$884	$487

Reconciliation to income before income taxes:
Operating income	$417	$266	$884	$487
Interest and debt expense	26	21	50	41
Interest income	(13)	(4)	(30)	(9)
Other expense	3	—	7	5

Income from continuing operations before income taxes	$401	$249	$857	$450

	June 30,	December 31,
	2005	2004
Assets:
RJR Tobacco	$10,815	$11,580
All Other	1,251	1,352
Corporate	2,139	1,496

Consolidated assets	$14,205	$14,428

Note 10—Related Party Transactions
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, manufacturing materials, pipe tobacco and little cigars to BAT affiliates. For 2005, pricing is calculated using B&W’s forecasted 2004 manufacturing costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor Statistics. During the six-month period ended June 30, 2005, net sales to BAT affiliates were $257 million, primarily cigarettes, representing 6.3% of RAI’s total net sales.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices and import cigarettes at prices not to exceed manufacturing costs plus 10% from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the six-month period ended June 30, 2005, the aggregate purchases for leaf and cigarettes were $2 million and royalty expenses were less than $1 million. At June 30, 2005, the accounts payable due to BAT affiliates was insignificant.
Note 11—Lease Commitments
     RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years, and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $9 million for each of the three-month periods ended June 30, 2005 and 2004, respectively, and $19 million and $16 million for the six months ended June 30, 2005 and 2004, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Noncancellable Operating Leases
Remainder of 2005	$19
2006	27
2007	15
2008	11
2009	6
2010	6
Thereafter	23

Total	$107

The 2004 acquisition restructuring accrual includes $55 million related to the lease obligations of the former B&W facilities included in the table above.
Note 12—Condensed Consolidating Financial Statements
     Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of RJR’s $1.95 billion guaranteed, secured notes. RAI and the other guarantors, which are direct or indirect, wholly owned subsidiaries of RAI, have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., and RJR’s other material subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe and Lane, which are not guarantors; and elimination adjustments.
     Information as of, and for the quarter ended June 30, 2005, is presented pursuant to the guarantor classification as described above. Prior period comparative information has not been reclassified, and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2005
Net sales	$—	$—	$2,015	$113	$(25)	$2,103
Cost of products sold	—	—	1,211	54	(24)	1,241
Selling, general and administrative expenses	14	1	374	23	—	412
Loss on sale of assets	—	—	25	—	—	25
Amortization expense	—	—	9	—	—	9
Restructuring and asset impairment charges	—	—	(1)	—	—	(1)
Interest and debt expense	—	26	—	—	—	26
Interest income	—	(2)	(11)	—	—	(13)
Intercompany interest (income) expense	6	—	(9)	3	—	—
Intercompany dividend	(295)	(334)	—	—	629	—
Other (income) expense, net	—	5	1	(3)	—	3

Income before income taxes	275	304	416	36	(630)	401
Provision for (benefit from) income taxes	(13)	(9)	162	10	—	150
Equity income from subsidiaries	593	263	7	—	(863)	—

Net income	$881	$576	$261	$26	$(1,493)	$251

For the Three Months Ended June 30, 2004
Net sales	$—	$—	$1,352	$16	$(16)	$1,352
Cost of products sold	—	—	810	3	(16)	797
Selling, general and administrative expenses	—	25	264	9	—	298
Restructuring and asset impairment charges	—	(1)	(8)	—	—	(9)
Interest and debt expense	—	21	—	—	—	21
Interest income	—	(1)	(3)	—	—	(4)
Intercompany interest (income) expense	—	(2)	2	—	—	—
Other expense, net	—	2	—	(2)	—	—

Income (loss) from continuing operations before income taxes	—	(44)	287	6	—	249
Provision for (benefit from) income taxes	—	(14)	112	1	—	99
Equity income from subsidiaries	—	181	8	—	(189)	—

Income from continuing operations	—	151	183	5	(189)	150
Gain on sale of discontinued businesses, net of tax	—	—	1	—	—	1

Net income	$—	$151	$184	$5	$(189)	$151

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2005
Net sales	$—	$—	$3,897	$219	$(56)	$4,060
Cost of products sold	—	—	2,300	109	(57)	2,352
Selling, general and administrative expenses	26	2	705	43	—	776
Loss on sale of assets	—	—	25	—	—	25
Amortization expense	—	—	24	—	—	24
Restructuring and asset impairment charges	—	—	(1)	—	—	(1)
Interest and debt expense	—	50	—	—	—	50
Interest income	—	(3)	(26)	(1)	—	(30)
Intercompany interest (income) expense	11	(2)	(16)	7	—	—
Intercompany dividend	(435)	(474)	—	—	909	—
Other (income) expense, net	—	10	1	(4)	—	7

Income before income taxes	398	417	885	65	(908)	857
Provision for (benefit from) income taxes	(17)	(19)	342	19	—	325
Equity income from subsidiaries	1,025	561	13	—	(1,599)	—

Net income	$1,440	$997	$556	$46	$(2,507)	$532

For the Six Months Ended June 30, 2004
Net sales	$—	$—	$2,570	$30	$(30)	$2,570
Cost of products sold	—	—	1,532	6	(30)	1,508
Selling, general and administrative expenses	—	49	526	18	—	593
Restructuring and asset impairment charges	—	(1)	(17)	—	—	(18)
Interest and debt expense	—	41	—	—	—	41
Interest income	—	(2)	(7)	—	—	(9)
Intercompany interest (income) expense	—	(4)	4	—	—	—
Other expense, net	—	5	—	—	—	5

Income (loss) from continuing operations before income taxes	—	(88)	532	6	—	450
Provision for (benefit from) income taxes	—	(31)	209	—	—	178
Equity income from subsidiaries	—	330	11	—	(341)	—

Income from continuing operations	—	273	334	6	(341)	272
Gain on sale of discontinued businesses, net of tax	—	—	1	—	—	1

Net income	$—	$273	$335	$6	$(341)	$273

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2005
Cash flows from (used in) operating activities	$328	$427	$81	$22	$(898)	$(40)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(40)	(7)	2	(45)
Distribution from equity investees	—	—	—	4	—	4
Purchases of short-term investments	—	(1)	(4,946)	—	—	(4,947)
Proceeds from short-term investments	—	—	4,726	—	—	4,726
Intercompany notes receivable	—	10	150	2	(162)	—
Proceeds from sale of business	—	—	35	—	—	35
Other, net	—	—	5	—	(2)	3

Net cash flows from (used in) investing activities	—	9	(70)	(1)	(162)	(224)

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	—	—	—	—	(3)
Dividends paid on common stock	(280)	(435)	(435)	—	870	(280)
Dividends paid on preferred stock	(28)	—	—	—	28	—
Issuance of long term debt	—	498	—	—	—	498
Deferred debt issuance costs	—	(7)	—	—	—	(7)
Proceeds from exercise of stock options	1	—	—	—	—	1
Intercompany notes payable	(8)	—	(146)	(8)	162	—

Net cash flows from (used in) financing activities	(318)	56	(581)	(8)	1,060	209

Net change in cash and cash equivalents	10	492	(570)	13	—	(55)
Cash and cash equivalents at beginning of period	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of period	$151	$523	$686	$84	$—	$1,444

For the Six Months Ended June 30, 2004

Cash flows from operating activities	$—	$(44)	$(181)	$15	$—	$(210)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(32)	(1)	—	(33)
Purchases of short-term investments	—	(1)	(1,924)	—	—	(1,925)
Proceeds from short-term investments	—	—	1,832	—	—	1,832
Purchase of long-term investments	—	(10)	—	—	—	(10)
Distribution from equity investees	—	—	—	3	—	3
Other, net	—	(12)	—	—	—	(12)
Intercompany notes receivable	—	12	(51)	1	38	—

Net cash flows from (used in) investing activities	—	(11)	(175)	3	38	(145)

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(8)	—	—	—	(8)
Repayment of long-term debt	—	(53)	—	—	—	(53)
Dividends paid on common stock	—	(162)	—	—	—	(162)
Proceeds from exercise of stock options	—	11	—	—	—	11
Intercompany notes payable	—	(1)	39	—	(38)	—

Net cash flows from (used in) financing activities	—	(213)	39	—	(38)	(212)

Net change in cash and cash equivalents	—	(268)	(317)	18	—	(567)
Cash and cash equivalents at beginning of period	—	386	551	33	—	970

Cash and cash equivalents at end of period	$—	$118	$234	$51	$—	$403

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
June 30, 2005 (Unaudited)
Assets
Cash and cash equivalents	$151	$523	$686	$84	$—	$1,444
Short-term investments	—	110	584	—	—	694
Assets held for sale	—	—	3	—	—	3
Other current assets	498	31	2,181	183	(544)	2,349
Trademarks, net	—	—	2,215	180	—	2,395
Goodwill	—	—	5,320	364	—	5,684
Other intangibles, net	—	—	154	36	—	190
Intercompany notes and interest receivable	—	357	3,554	11	(3,922)	—
Investment in subsidiaries	6,185	7,865	78	—	(14,128)	—
Other assets and deferred charges	16	94	1,239	107	(10)	1,446

Total assets	$6,850	$8,980	$16,014	$965	$(18,604)	$14,205

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	—	—	1,454	9	—	1,463
Other current liabilities	225	985	1,447	91	(543)	2,205
Intercompany notes and interest payable	397	395	2,781	349	(3,922)	—
Long-term debt (less current maturities)	—	1,580	—	—	—	1,580
Other noncurrent liabilities	34	176	2,460	103	(10)	2,763
Shareholders’ equity	6,194	5,844	7,872	413	(14,129)	6,194

Total liabilities and shareholders’ equity	$6,850	$8,980	$16,014	$965	$(18,604)	$14,205

December 31, 2004
Assets
Cash and cash equivalents	$141	$31	$1,256	$71	$—	$1,499
Short-term investments	—	109	364	—	—	473
Assets held for sale	—	—	52	—	—	52
Other current assets	352	14	2,456	170	(392)	2,600
Trademarks, net	—	—	2,223	180	—	2,403
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	170	36	—	206
Intercompany notes and interest receivable	—	374	3,665	13	(4,052)	—
Investment in subsidiaries	6,263	7,970	65	—	(14,298)	—
Other assets and deferred charges	15	105	1,293	106	(9)	1,510

Total assets	$6,771	$8,603	$16,865	$940	$(18,751)	$14,428

Liabilities and Shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$11	$—	$—	$11
Tobacco settlement and related accruals	—	—	2,367	14	—	2,381
Other current liabilities	158	470	1,328	96	(389)	1,663
Intercompany notes and interest payable	405	394	2,890	363	(4,052)	—
Long-term debt (less current maturities)	—	1,595	—	—	—	1,595
Other noncurrent liabilities	29	194	2,288	100	(9)	2,602
Shareholders’ equity	6,179	5,950	7,981	367	(14,301)	6,176

Total liabilities and shareholders’ equity	$6,771	$8,603	$16,865	$940	$(18,751)	$14,428

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 13—Subsequent Event
     In July 2005, RJR purchased in the Offer approximately $310 million of its 2006 Notes representing 62% of the total $500 million of the 2006 Notes. The Offer was announced in June 2005 in conjunction with the Private Offering of $300 million of 6.5% secured notes due July 15, 2010, and $200 million of 7.3% secured notes due July 15, 2015. In July 2005, RAI recognized associated costs of approximately $7 million related to the extinguishment of the 2006 Notes including the settlement of the associated interest rate swaps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2005 with the second quarter of 2004 and the first six months of 2005 with the first six months of 2004. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     Prior to the business combination in 2004, RJR Tobacco’s growth brands were CAMEL and SALEM. RJR Tobacco’s new brand portfolio strategy, which took effect at the beginning of 2005, established three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability over time. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The remaining non-support brands are managed to maximize short-term profitability. RJR Tobacco expects that, over time, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on investment brands offset declines among other brands.
Critical Accounting Policies
     U.S. GAAP requires estimates and assumptions to be made that affect the reported amounts in RAI’s condensed consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RAI and its subsidiaries.
Purchase Accounting
     RAI accounts for business combination transactions in accordance with SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The determination of fair values involves considerable estimation and judgment. The value of goodwill and trademarks and other intangibles with indefinite lives are subjected to annual impairment testing that could result in future impairment charges. Changes in the useful lives of property, plant and equipment, finite-lived trademarks or other intangibles could impact depreciation, amortization or, in certain situations, impairment charges.
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
     As discussed in note 7 to condensed consolidated financial statements (unaudited), RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. RJR Tobacco has paid approximately $11 million since 2003 related to unfavorable judgments, primarily for pre-acquisition contingencies related to the business combination.
     RJR Tobacco believes, however, that it has numerous bases for successful appeals in its pending cases, and both RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. As a result, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for smoking and health tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited) as of June 30, 2005. As discussed in more detail in note 7 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $96 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco, relating to certain activities of Northern Brands and related litigation.
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
Settlement Agreements
     As discussed in note 7 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA and RJR Tobacco is a participant in other state settlement agreements related to governmental health–care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other settlement agreements, see “–

Governmental Health—Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited).
Intangible Assets
     Intangible assets include goodwill, trademarks and other intangibles and are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the competitive environment worsens, or RAI’s operating companies’ strategic initiatives or the business combination transactions adversely affect RAI’s financial performance, the fair value of RJR Tobacco’s goodwill and trademarks could be impaired in future periods.
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
Income taxes
     Tax law requires certain items to be included in taxable income at different times than are required for book reporting purposes under SFAS No. 109, “Accounting for Income Taxes.” These differences may be permanent or temporary in nature.
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
     To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established as required under SFAS No. 109. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes it is more likely than not that the deferred tax assets will be realized. To the extent a deferred tax liability is established under SFAS No. 109, it is recorded, tracked and, once it becomes currently due and payable, paid to the taxing authorities.
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
Recently Issued Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. ARB No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs to be recognized as expenses when incurred. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows as all outstanding stock options are fully vested.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” referred to as FIN No. 47. FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” relating to obligations to perform an asset retirement activity in which the timing and the method of settlement is conditional upon a future event. FIN No. 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. RAI has not yet determined the impact of the adoption of FIN No. 47 on its financial position, results of operations or cash flows.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. RAI does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.
     In June 2005, the FASB’s EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the asset or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for leasehold improvements acquired in periods beginning after June 29, 2005. RAI does not expect the adoption of EITF No. 05-6 to have a material impact on its financial position, results of operations or cash flows.
Results of Operations
     The following discussion reflects RAI’s results of operations for the three- and six-month periods ended June 30, 2005, compared with RJR’s results for the three- and six-month periods ended June 30, 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2005	2004	Change	2005	2004	Change
Net sales[1]	$2,103	$1,352	55.5%	$4,060	$2,570	58.0%
Cost of products sold[1,2]	1,241	797	55.7%	2,352	1,508	56.0%
Selling, general and administrative expenses	412	298	38.3%	776	593	30.9%
Loss on sale of assets	25	—	NM3	25	—	NM3
Amortization expense	9	—	NM3	24	—	NM3
Restructuring and asset impairment charges	(1)	(9)	NM3	(1)	(18)	NM3

Operating income	$417	$266	56.8%	$884	$487	81.5%

[1]	Excludes excise taxes of $559 million and $399 million for the three months ended June 30, 2005 and 2004, respectively, and $1,067 million and $770 million for the six months ended June 30, 2005 and 2004, respectively.

[2]	Includes settlement expense of $666 million, after offset of MSA Phase II growers’ liability of $14 million, and $491 million for the three months ended June 30, 2005 and 2004, respectively, and $1,218 million, after offset of MSA Phase II growers’ liability of $79 million, and $940 million for the six months ended June 30, 2005 and 2004, respectively. Includes federal tobacco buyout expense of $75 million and $142 million for the three months and six months ended June 30, 2005, respectively.

[3]	Percent change is not meaningful.
     Net sales for the second quarter of 2005 increased $751 million from the comparable prior-year quarter, primarily due to increased volume of $751 million, driven by the business combination. Net sales increased $1.5 billion during the first half of 2005 from the comparable prior-year period, primarily due to increased volume of $1.4 billion, driven by the business combination, and higher pricing coupled with lower retail discounting. RAI’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     Domestic shipment volume, in billions of units for RAI’s operating subsidiaries and the industry, were as follows1:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2005	2004	Change	2005	2004	Change
RJR Tobacco investment brands:
CAMEL excluding Regular	5.5	5.6	(1.5)%	10.4	10.6	(2.2)%
KOOL	3.0	—	NM	5.7	—	NM

RJR Tobacco selective support brands:
DORAL	4.3	4.7	(8.8)%	8.4	9.2	(8.5)%
WINSTON	3.7	3.8	(1.4)%	7.1	7.3	(3.3)%
SALEM	2.0	2.4	(17.2)%	3.8	4.4	(14.5)%
PALL MALL Savings	1.5	—	NM	2.8	—	NM

RJR Tobacco non-support brands	7.6	3.2	137.3%	14.4	6.1	136.5%

RJR Tobacco total full-price	16.6	12.8	29.5%	31.6	24.5	29.0%
RJR Tobacco total savings	11.0	6.9	59.9%	21.0	13.1	59.7%

RJR Tobacco total domestic	27.6	19.7	40.1%	52.5	37.6	39.7%
Other	0.6	0.5	16.5%	1.2	1.0	15.9%

RAI total domestic	28.2	20.2	39.4%	53.7	38.6	39.1%

Industry[2]:
Full-price	71.5	71.3	0.3%	134.2	135.0	(0.6)%
Savings	28.3	31.2	(9.3)%	53.5	59.4	(9.8)%

Industry total domestic	99.8	102.5	(2.6)%	187.7	194.4	(3.4)%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect revised methodology adopted to better estimate industry volume.

     RJR Tobacco’s total domestic shipment volume increased 40.1% in the second quarter of 2005 from the second quarter of 2004 and 39.7% in the first half of 2005 from the first half of 2004. These increases reflect the impact of the business combination offset in part by the underlying declines in consumption, or retail sales to consumers and one less shipping day compared with the first six months of 2004.
     Shipments in the full-priced tier decreased to 60.3% of RJR Tobacco’s total domestic shipments during the second quarter of 2005 as compared with 65.2% in the prior-year quarter. RJR Tobacco’s full-price shipments were 60.1% and 65.1% of total shipments for the six months ended June 30, 2005 and 2004, respectively. These decreases are primarily due to the combination of the former B&W brands, which were more heavily weighted in the savings category. Industry full-price shipments as a percentage of total domestic shipments increased to 71.6% from 69.5% in the three months ended June 30, 2005 and 2004, respectively; and to 71.5% from 69.5% in the six months ended June 30, 2005 and 2004, respectively.
     The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio had been combined as of the beginning of the periods. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were:

	Three Months Ended[2]
	June 30,	March 31,	Share Point	June 30,	Share Point
	2005	2005	Change	2004	Change
RJR Tobacco investment brands:
CAMEL excluding Regular	6.53%	6.55%	(0.02)	6.26%	0.28
KOOL	2.97%	2.85%	0.12	2.77%	0.20

RJR Tobacco selective support brands:
DORAL	4.69%	4.85%	(0.16)	5.04%	(0.35)
WINSTON	4.04%	4.13%	(0.09)	4.21%	(0.16)
SALEM	2.20%	2.33%	(0.13)	2.58%	(0.39)
PALL MALL Savings	1.50%	1.52%	(0.02)	1.54%	(0.04)
ECLIPSE	0.01%	0.02%	(0.01)	0.01%	—

RJR Tobacco non-support brands	7.92%	8.14%	(0.22)	8.55%	(0.63)

RJR Tobacco total domestic	29.88%	30.38%	(0.50)	30.96%	(1.09)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles continued to grow compared with the prior-year period based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. In addition, the brand launched Turkish Silver in April 2005. KOOL continues to maintain its appeal among adult menthol smokers and increased its share in the second quarter of 2005 over the prior-year quarter. At the end of the second quarter, RJR Tobacco introduced KOOL’s “Be True” advertising campaign to support KOOL’s future growth potential.
     The combined share of market of RJR Tobacco’s investment brands during the second quarter of 2005 showed improvement over the preceding quarter and prior-year quarter. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. Share declines among the selective support brands were driven by SALEM and DORAL. The results for the first six months of 2005 were in line with the brand portfolio strategy announced in early 2005.
     RJR Tobacco’s full-price share position of 18.29% of the market in the second quarter of 2005 declined 0.18 share points from the first quarter of 2005 and 0.32 share points from the second quarter of 2004. RJR Tobacco’s savings share position of 11.59% of the market in the second quarter of 2005 declined 0.33 share points from the first quarter of 2005 and 0.77 share points compared with the second quarter of 2004.
     Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share in the second quarter of 2005 compared with the comparable 2004 quarter.
     Cost of products sold increased $444 million in the second quarter of 2005 from the second quarter of 2004, and increased $844 million for the first six months of 2005 compared with the first six months of 2004, primarily due to acquired operations in the business combination. After an offset of MSA Phase II growers’ liability of $79 million, MSA expenses were $1,218 million for the first six months of 2005, up $278 million from the comparable prior-year period. MSA expenses are expected to be approximately $2.5 billion in 2005, subject to adjustment for changes in volume and other factors. The federal tobacco quota buyout was $142 million in the first six months of 2005 and is expected to be approximately $270 million in 2005. The increase in cost of products sold also was driven by $352 million higher variable product costs related to volume of acquired operations, including BAT contract manufacturing, partially offset by lower raw material costs.
     Selling, general and administrative expenses increased $114 million from the prior-year quarter, primarily due to increased marketing and legal expenses and other increased costs related to operations acquired in the business combination. Selling, general and administrative expenses increased $183 million during the first half of 2005 compared with the prior-year period, primarily due to integration costs of $52 million in the first six months of 2005 compared with $25 million in the first six months of 2004, increased legal expenses and other increased costs related to acquired operations, partially offset by $33 million growers’ settlement recorded in the first quarter of 2004.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended June 30, 2005 and 2004, RJR Tobacco’s product liability defense costs were $43 million and $24 million, respectively. For the six-month periods ended June 30, 2005 and 2004, RJR Tobacco’s product liability defense costs were $79 million and $45 million, respectively. The increase in product liability defense costs in the 2005 periods compared with the prior-year periods was primarily related to the assumption of certain B&W litigation as a result of the business combination and the Department of Justice case.
     “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “—Litigation Affecting the Cigarette Industry—Overview” in note 7 to condensed consolidated financial statements (unaudited):
•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research —U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “—Litigation Affecting the Cigarette Industry—Overview” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “—Litigation Affecting the Cigarette Industry—Scheduled Trials” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2005.
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
     Loss on sale of assets of $25 million relates to RJR Tobacco’s sale of its packaging operations on May 2, 2005, to a consortium of five packaging companies for $48 million, including cash and short-term notes receivable.
     RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $28 million for severance and related benefits to be paid by RJR Tobacco to approximately 185 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be 24 months. The termination of the packaging employees triggered a remeasurement of the plan assets and benefit obligations of certain of RAI’s pension and postretirement plans. The remeasurement resulted in an additional minimum liability of $362 million and a one-time net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income.
     Pursuant to various supply contracts entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices.
     Amortization expense of $9 million and $24 million were recorded during the three- and six-month periods ended on June 30, 2005, respectively, relating to intangibles acquired in the business combination and finite-lived trademarks.
     Restructuring and asset impairment charge adjustment of $1 million was recorded during the three-month period ended on June 30, 2005, and $9 million and $18 million were recorded during the three- and six-month periods ended on June 30, 2004, respectively.

2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(38)	—	—	(38)

Balance, June 30, 2005	$37	$—	$—	$37

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
     During 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced would not be eliminated and had other less-than-expected workforce reductions, primarily in manufacturing and sales. Accordingly, associated severance and related benefits of $34 million, or $20 million after tax, was reversed from the restructuring charge during 2004.
     After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of June 30, 2005, $188 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of June 30, 2005, $22 million is included in other current liabilities and $15 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plans. Cost savings related to the 2003 restructuring charges were $124 million during the first six months of 2005, and are expected to be $252 million for the full year 2005 and $258 million on an annualized basis thereafter.

2002 Restructuring and Asset Impairment Charges
     The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Utilized in 2005	(2)	—	—	(2)
Adjusted in 2005	—	—	(1)	(1)

Balance, June 30, 2005	$2	$—	$1	$3

     In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
     During 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to the elimination of approximately 500 full-time positions in operations support and corporate functions, which were substantially completed as of December 31, 2004.
     The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations in the fourth quarter of 2004 that culminated in a letter of intent regarding the sale of RJR Tobacco’s packaging business, a revaluation of its fair value in the fourth quarter of 2004 resulted in additional impairment of $40 million.
     The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of June 30, 2005, the carrying amounts of the major classes of assets and liabilities in the disposal group included $3 million of property, plant and equipment and other related to a utility business. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003 and the sale of its packaging operations during the second quarter of 2005.
     Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices. During 2005, $1 million of the charge was reversed relating to the sale of the packaging operations.
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of June 30, 2005, $52 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of June 30, 2005, $2 million is included in other current liabilities and $1 million is included in other noncurrent liabilities. Cost savings related to the 2002 restructuring charges were $29 million during the first six months of 2005, and are expected to be $60 million on an annualized basis thereafter.

     Interest and debt expense was $26 million and $50 million during the three- and six-month periods ended June 30, 2005, respectively, an increase of $5 million and $9 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher interest rates.
     Interest income was $13 million and $30 million during the three- and six-month periods ended June 30, 2005, respectively, an increase of $9 million and $21 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher interest rates and, to a lesser extent, higher average cash balances.
     Provision for income taxes was $150 million, or an effective rate of 37.2%, in the second quarter of 2005 compared with $99 million, or an effective rate of 39.7%, in the second quarter of 2004. The provision for income taxes during the first half of 2005 was $325 million, or an effective rate of 37.9%, compared with $178 million, or an effective rate of 39.6% during the first half of 2004. The decreases in the effective rates are primarily due to the estimated impact of the domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004, and the favorable resolution of certain state tax matters during 2005. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes.
     Gain on sale of discontinued businesses was $1 million during the three- and six-month periods ended June 30, 2004, reflecting net settlements related to taxes associated with the 1999 sale of Japan Tobacco Inc.
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that, when combined with RJR’s cash balance, will enable RJR to make its required debt-service payments, and to fund RAI to enable it to pay dividends to its shareholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing or accelerated declines in consumption, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.
     The second quarter debt issuance resulted in the following material changes in RAI’s contractual obligations at June 30, 2005, compared with December 31, 2004:

	Payments Due by Period
		Less than 1
	Total	Year	1-3 Years	4-5 Years	Thereafter
Long-term debt issued in June 2005, exclusive of interest[1]	$499	$—	$—	$299	$200
Interest payments related to long-term debt issued in June 2005[1]	243	34	68	68	73

Total cash obligations	$742	$34	$68	$367	$273

[1]	For more information about RJR’s long-term debt, see “ —Debt” below and note 6 to condensed consolidated financial statements (unaudited).
Cash Flows
     Net cash flows used in operating activities were $40 million in the first six months of 2005, compared with $210 million in the first six months of 2004. This change is primarily due to higher net income and favorable working capital movements, including accounts payable and inventory. These increases were offset in part by higher 2005 MSA payments and higher pension funding in 2005.
     Net cash flows used in investing activities were $224 million in the first six months of 2005, compared with $145 million in the prior-year period. This change is primarily due to higher net purchases of short-term investments offset in part by proceeds from the sale of the packaging business in 2005.
     Net cash flows from financing activities were $209 million in the first six months of 2005, compared with net cash flows used in financing activities of $212 million in the prior-year period. This change is primarily due to the $500 million debt issuance in June 2005, offset in part by higher dividends paid reflecting the outstanding shares of common stock issued in consideration of the business combination.
Stock Repurchases
     RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership level of 42%, RAI is required to repurchase shares, dependent upon certain stock issuances, through September 2005. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under these plans are cancelled at the time of repurchase. During the first six months of 2005, RAI repurchased 32,890 shares of its common stock at an aggregate cost of $3 million.
Dividends
     On June 6, 2005, RAI’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was payable on July 1, 2005, to shareholders of record as of June 16, 2005. On July 13, 2005, RAI’s board of directors declared a quarterly cash dividend of $1.05 per common share, which equals $4.20 per common share on an annualized basis. The dividend is payable on October 3, 2005, to shareholders of record as of September 9, 2005. The 11% increase in dividends declared on July 13, 2005, is an initial step toward meeting the stated policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries’ capital expenditures were $45 million for the first six months of 2005 compared with $33 million for the first six months of 2004. The increase in 2005 reflects $24 million of capital expenditures that were incurred to continue the operations integration resulting from the business combination. RAI’s operating subsidiaries plan to spend an additional $95 million to $105 million for capital expenditures during the remainder of 2005, funded primarily by cash flows from operations. The estimated remaining 2005 amount includes $38 million capital expenditures that are expected to be incurred relating to the operations integration. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2005.
Debt
     RJR’s revolving credit facility with a syndicate of banks was amended on April 22, 2005, and has a committed amount of $486 million through January 2007. RJR can use the full credit facility to obtain loans or letters of credit, at its option.
     Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. As described below, the collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At June 30, 2005, RJR had $26 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $460 million of the facility was available for borrowing.
     RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at June 30, 2005.
     In June 2005, RJR completed the Private Offering of $300 million of 6.5% secured notes due July 15, 2010, and $200 million of 7.3% secured notes due July 15, 2015. The Private Offering requires RJR to pay additional interest on the foregoing notes at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an exchange offer for publicly registered notes no later than February 24, 2006.
     In conjunction with the Private Offering, RJR commenced in June 2005, the Offer, for any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, and a consent solicitation to amend the related indenture. The consents were solicited to approve the Amendments, eliminating substantially all of the restrictive covenants and one of the events of default with respect to the 2006 Notes. After RJR received the requisite consents to the Amendments, RJR, the guarantors of the 2006 Notes and the indenture trustee entered into a supplemental indenture effecting the Amendments, which affect only the 2006 Notes. In July 2005, RJR used a portion of the proceeds from the Private Offering to extinguish approximately $310 million of the 2006 Notes that were tendered pursuant to the Offer. The remainder of the Private Offering proceeds will be maintained and used to pay at maturity the 2006 Notes that were not tendered in the Offer, or at RJR’s discretion, to redeem the 2006 Notes. In accordance with the terms of the Amendments, the outstanding 2006 Notes that were not tendered in the Offer are no longer secured, but remain guaranteed by RAI and certain of RJR’s subsidiaries, as described below. In July 2005, RJR recognized costs of approximately $7 million related to the extinguishment of the 2006 Notes.
     Unlike RJR’s other non-bank debt, RJR’s secured notes, as well as the 2006 Notes that were not extinguished pursuant to the Offer and are unsecured, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, which entities also guarantee RJR’s obligations under RJR’s credit facility.
     Any guarantor that is released from its guarantee under RJR’s credit facility also will be released automatically from its guarantee of RJR’s notes. RJR’s secured notes and the related guarantees are secured by the stock of RJR and the subsidiary guarantors and certain of their subsidiaries, indebtedness of subsidiaries of RJR and the guarantors, to the extent owed to RJR or a guarantor, and principal property of RJR and the subsidiary guarantors. These assets constitute a portion of the security for the obligations of RJR and the guarantors under RJR’s credit facility. If these assets are no longer pledged as security for the obligations of RJR and the guarantors under RJR’s credit facility, or any other indebtedness of RJR, they will be released automatically as security for RJR’s secured notes and the related guarantees. Under the terms of RJR’s credit facility, the security therefor will be released automatically at such time that certain debt of RJR is rated investment grade by each of Moody’s and S&P. RAI’s stock in Santa Fe and CMSI, the parent company of Lane, is excluded from the collateral securing RAI’s guarantee of RJR’s secured notes and credit facility. Generally, the terms of RJR’s guaranteed secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.
     Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and S&P’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by S&P or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given the cash balances of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
     As of June 30, 2005, following the completion of the Private Offering and prior to RJR’s extinguishment of the 2006 Notes tendered pursuant to the Offer, RJR had $1.95 billion of guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2006 through 2015. In addition, as of the date of this report, following RJR’s July 2005 purchase of approximately $310 million of the 2006 Notes tendered pursuant to the Offer, RJR had $1.45 billion guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2007 through 2015. As of the date of this report RJR had $190 million guaranteed, unsecured notes outstanding, at a fixed annual interest rate of 7.75% due in 2006. As of June 30, 2005, and as of the date of this report, RJR had $139 million of notes outstanding which were neither secured nor guaranteed, at fixed annual interest rates of 8.5% to 9.25%, due in 2005 through 2013. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

     RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. Under certain conditions, including RJR’s guaranteed, secured debt remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets to secure their obligations under RJR’s credit facility, such pledge also has secured their obligations under these interest rate swap agreements.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2005.
Litigation and Settlements
     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 7 to condensed consolidated financial statements (unaudited).
     Even though RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to smoking and health tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other settlement agreements, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited). The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
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
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.05 per pack in North Carolina to $2.46 per pack in Rhode Island. Kentucky increased its cigarette excise tax from $0.03 to $.30 per pack on June 1, 2005, and the following four states increased their cigarette excise taxes on July 1, 2005: New Hampshire (from $0.52 to $0.80 per pack), Ohio (from $0.55 to $1.25 per pack), Washington (from $1.425 to $2.025 per pack) and Virginia, whose graduated increase of $0.10 per pack (from $0.20 to $0.30 per pack) passed in 2004, went into effect. Although not a tax “increase,” Idaho voted to make permanent $0.29 of the state’s cigarette excise tax that was scheduled to sunset on June 30, 2005; the tax remains at $0.57 per pack. After consideration of these actions, the weighted average state cigarette excise tax per pack is $0.78. In addition, Minnesota implemented a “health impact fee” of $0.75 per pack on August 1, 2005, which will be in addition to its current cigarette excise tax of $0.48 per pack. On September 19, 2005, Maine will double its cigarette excise tax (from $1.00 to $2.00 per pack). Several states still have pending legislation proposing excise tax increases.
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
     Several states have enacted or have proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In September 2003, the Massachusetts Department of Public Health, referred to as the MDPH, announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients-reporting requirement. (The United States Court of Appeals for the First Circuit previously affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH also has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. Because MDPH withdrew its notice for a public hearing in November 2003, it is impossible to predict the final form any new regulations will take or the effect they will have on the business or results of operations of RJR Tobacco.
     In June 2000, the New York state legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York state comply with this standard. In June 2005, Vermont enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement takes effect in Vermont as of May 1, 2006. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
     RJR Tobacco expects to benefit from certain state legislative activity aimed at leveling the playing field between “original participating manufacturers” under the MSA and “nonparticipating manufacturers” under the MSA, referred to as NPMs. Forty-six states have passed legislation to ensure NPMs are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of an NPM’s ability to sell tobacco products in a respective state. Early efforts to enact legislation, from 2001 to early 2002, resulted in a range of NPM laws, some containing only minimal requirements. However, once the National Association of Attorneys General, referred to as NAAG, became involved in the legislative initiative, model “complementary” NPM language was developed and introduced in the states where either no NPM laws existed or where existing laws needed to be amended to bring them in line with the model language.
     Additionally, 43 states have enacted, and several other states are considering, legislation that closes a loophole in the MSA. The loophole allows NPMs to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts. Following a challenge by NPMs, the United States District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.
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
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, eliminating the U.S. government tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $10.1 billion, payable over ten years. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 and scheduled to expire by the end of 2010 will be continued, but will be offset against the tobacco quota buyout obligations. RJR Tobacco’s annual payments under FETRA for 2005 and thereafter are estimated to be approximately $270 million per year.
     RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. Accrued but unpaid MSA Phase II obligations will be reversed as the right to offset such obligations is triggered. Contingent liabilities for liquidation of quota tobacco stock will be recorded when an assessment is made. RJR Tobacco estimates that its overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to deducting permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial condition and results of operations.

     On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment, of approximately $37 million. This decision has been appealed to the North Carolina Supreme Court, which has heard oral arguments but has yet to render an opinion in this matter. Any refund of amounts previously paid under the MSA will be recognized if, and when, received.
     Total expense relating to the tobacco buyout for RAI’s operating subsidiaries recorded during the fourth quarter of 2004 was $70 million, which triggered RJR Tobacco’s reversal of $69 million of accrued but unpaid expense for the MSA Phase II obligations. RJR Tobacco reversed the remaining $79 million of accrued but unpaid MSA Phase II obligations in the first six months of 2005. For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see note 7 to condensed consolidated financial statements (unaudited).
     On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 – 90 days after ratification by the 40th country. Within a year of entering into force, a subsidiary body, the Conference of the Parties, will begin meeting to review national reports, provide further guidance on proper implementation of the treaty, initiate protocol negotiations and promote the mobilization of financial resources. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, it is not known whether the treaty will be sent to the U.S. Senate for ratification. Ratification of the treaty by the United States could lead to broader regulation of the industry.
     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.
     For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, including B&W, see “- Litigation Affecting the Cigarette Industry,” “- Tobacco Buyout Legislation,” “- ERISA Litigation” and “- Environmental Matters” in note 7 to condensed consolidated financial statements (unaudited).
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
     For further discussion of environmental matters, see “–Environmental Matters” in note 7 to condensed consolidated financial statements (unaudited).
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

     Also, as part of the business combination, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its estimated pre-closing accrued liabilities under the MSA and related agreements, referred to as the MSA Liability Amount. B&W will indemnify RAI and its subsidiaries to the extent the actual pre-closing MSA liabilities paid by RAI exceed, and RAI will indemnify B&W to the extent the actual pre-closing MSA liabilities paid by RAI are less than, the MSA Liability Amount. On February 14, 2005, RJR Tobacco received a formal notice from B&W claiming that B&W was entitled to a return of approximately $52.8 million of the MSA Liability Amount resulting from the offset of B&W’s pre-closing MSA Phase II obligations against certain of RJR Tobacco’s tobacco quota buyout obligations as a result of FETRA. On April 27, 2005, after discussions between the parties, RJR Tobacco responded to B&W that it does not believe any refund of the MSA Liability Amount is due to B&W. The parties have agreed to discuss this matter again after a decision by the North Carolina Supreme Court in a case addressing the refund of certain amounts previously paid under the MSA as a result of FETRA. For further information on FETRA and the related North Carolina Supreme Court case, see “—Governmental Activity.”
     In the first quarter of 2005, Commonwealth Brands, Inc. was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims (if any) to the extent required by the 1996 Purchase Agreement.
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
     In connection with Philip Morris’ acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement and tax sharing agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.
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
     RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, both RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $96 million that were recorded in 1999 in connection with these indemnification claims. For further information related to the Northern Brands and related litigation, see note 7 to condensed consolidated financial statements (unaudited).
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
     Under certain circumstances, including RJR’s guaranteed, secured debt rating remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.
     RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.

Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and continued pressure from deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs;

•	any potential costs or savings associated with realigning the cost structure of RAI and its subsidiaries;

•	the ability to realize the anticipated benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf that could adversely impact inventory valuations;

•	the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the rating of RJR’s securities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at June 30, 2005.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RAI and its subsidiaries, including RJR Tobacco, and its indemnitees, including B&W, see note 7 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Condition – Litigation and Settlements” and “– Governmental Activity” included in Part I–Financial Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. RJR’s revolving credit facility limits the payment of dividends by RAI, a guarantor of the credit facility, on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Financial Condition” in Part I, Item 2 and note 5 to condensed consolidated financial statements (unaudited). RJR believes that the provisions of its credit facility and the guarantees of its credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of RAI was held on May 6, 2005, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of shareholders:
(a) Votes regarding the re-election of four Class I directors were:

	For	Withheld
Betsy S. Atkins	126,927,707	3,580,072
E. V. (Rick) Goings	127,745,349	2,762,430
Nana Mensah	127,811,120	2,696,659
R. S. (Steve) Miller, Jr.[1]	127,806,100	2,701,679

[1]	Effective July 13, 2005, R. S. (Steve) Miller, Jr. resigned as a member of the Board of Directors of RAI.
(b) Votes regarding approval of the Reynolds American Long-Term Incentive Plan were:

For	Against	Abstentions
127,217,043	2,365,749	924,986
(c) Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2005 were:

For	Against	Abstentions
129,432,946	254,842	819,990
(d) Votes regarding shareholder proposal on FDA regulation and phase-out of conventional cigarettes were:

For	Against	Abstentions	Broker non-votes
1,115,035	106,761,393	6,757,297	15,874,054
(e) Votes regarding shareholder proposal on cigarette advertising on the Internet were:

For	Against	Abstentions	Broker non-votes
1,664,773	105,387,134	7,581,817	15,874,055
(f) Votes regarding shareholder proposal on New York “fire-safe” standards were:

For	Against	Abstentions	Broker non-votes
2,544,457	105,361,707	6,727,561	15,874,054

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

4.1	Form of 6.500% Secured Note due 2010 of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 29, 2005).

4.2	Form of 7.300% Secured Note due 2015 of R.J. Reynolds Tobacco Holdings, Inc. (Regulation S) (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated June 29, 2005).

4.3	Form of 7.300% Secured Note due 2015 of R.J. Reynolds Tobacco Holdings, Inc. (Rule 144A) (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated June 29, 2005).

10.1	First Amendment to Credit Agreement, dated as of April 22, 2005, amending the Third Amended and Restated Credit Agreement, dated as of July 30, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 22, 2005).

10.2	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 2, 2005).

10.3	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated May 2, 2005).

10.4	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated May 2, 2005).

10.5	Purchase Agreement, dated June 22, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., the guarantors listed therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 22, 2005).

10.6	Registration Rights Agreement dated June 29, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc, the guarantors listed in Schedule 1 thereto, Citigroup Capital Markets Inc., J.P. Morgan Securities Inc. and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 29, 2005).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

/s/ Dianne M. Neal
Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: August 4, 2005