Form 10-Q
period 2005-09-30
REYNOLDS AMERICAN INC
filed 2005-11-03
CIK 1275283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Winston-Salem, NC 27101
(Address of principal executive offices) (Zip Code)
(336) 741-2000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 147,406,576 shares of common stock, par value $.0001 per share, as of October 14, 2005

PART I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net sales[1]	$2,024	$1,781	$5,827	$4,351
Net sales, related party	125	85	382	85

	2,149	1,866	6,209	4,436

Costs and expenses:
Cost of products sold[1,2]	1,384	1,139	3,736	2,647
Selling, general and administrative expenses	399	377	1,175	970
Loss on sale of assets	—	—	25	—
Amortization expense	9	11	33	11
Restructuring and asset impairment charges	—	(7)	(1)	(25)

Operating income	357	346	1,241	833
Interest and debt expense	31	21	81	62
Interest income	(23)	(7)	(53)	(16)
Other (income) expense, net	7	(1)	14	4

Income from continuing operations before income taxes	342	333	1,199	783
Provision for income taxes	129	43	454	221

Income from continuing operations	213	290	745	562
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	—	—	1

Income before extraordinary item	213	290	745	563
Extraordinary item — gain on acquisition	—	49	—	49

Net income	$213	$339	$745	$612

Basic income per share:
Income from continuing operations	$1.45	$2.29	$5.05	$5.70
Gain on sale of discontinued businesses	—	—	—	.01
Extraordinary item — gain on acquisition	—	.38	—	.50

Net income	$1.45	$2.67	$5.05	$6.21

Diluted income per share:
Income from continuing operations	$1.44	$2.28	$5.05	$5.66
Gain on sale of discontinued businesses	—	—	—	.01
Extraordinary item — gain on acquisition	—	.38	—	.49

Net income	$1.44	$2.66	$5.05	$6.16

Dividends declared per share	$1.05	$0.95	$2.95	$2.85

[1]	Excludes excise taxes of $573 million and $525 million for the three months ended September 30, 2005 and 2004, respectively, and $1.6 billion and $1.3 billion for the nine months ended September 30, 2005 and 2004, respectively.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from (used in) operating activities:
Net income	$745	$612
Less gain from discontinued operations	—	(1)
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	146	83
Restructuring and asset impairment charges, net of cash payments	(52)	(109)
Payments related to acquisition restructuring	(60)	(56)
Deferred income tax expense (benefit)	28	(125)
Extraordinary item — gain on acquisition	—	(49)
Other changes, that provided (used) cash:
Accounts and notes receivable	16	(147)
Inventories	155	(27)
Accounts payable and accrued liabilities including income taxes and other working capital	258	227
Tobacco settlement and related expenses	(211)	71
Pension and postretirement	(230)	(75)
Other, net	56	85

Net cash flows from operating activities	851	489

Cash flows from (used in) investing activities:
Capital expenditures	(74)	(50)
Acquisition, net of cash acquired	—	204
Distribution from equity investees	3	5
Purchases of short-term investments	(7,791)	(3,318)
Proceeds from short-term investments	7,148	3,551
Purchases of long-term investments	—	(10)
Proceeds from sale of business	48	—
Other, net	3	(38)

Net cash flows (used in) from investing activities	(663)	344

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	(38)
Repayment of long-term debt	(360)	(56)
Issuance of long-term debt	499	—
Deferred debt issuance costs	(6)	—
Debt retirement costs	(7)	—
Dividends paid on common stock	(420)	(243)
Proceeds from exercise of stock options	2	33

Net cash flows used in financing activities	(295)	(304)

Net change in cash and cash equivalents	(107)	529
Cash and cash equivalents at beginning of period	1,499	970

Cash and cash equivalents at end of period	$1,392	$1,499

Income taxes paid, net of refunds	$108	$33
Interest paid	$57	$42
Tobacco settlement and related expense payments	$2,177	$1,521
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,392	$1,499
Short-term investments	1,118	473
Accounts and notes receivable, net of allowance (2005 — $7; 2004 — $7)	128	102
Accounts receivable, related party	38	80
Inventories	1,110	1,265
Deferred income taxes	939	941
Prepaid expenses	106	212
Assets held for sale	3	52

Total current assets	4,834	4,624
Property, plant and equipment, net of accumulated depreciation (2005 — $1,445; 2004 — $1,374)	1,084	1,129
Trademarks, net of accumulated amortization (2005 — $500; 2004 — $487)	2,390	2,403
Goodwill	5,685	5,685
Other intangibles, net of accumulated amortization (2005 — $38; 2004 — $18)	186	206
Other assets and deferred charges	337	381

	$14,516	$14,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$83	$70
Tobacco settlement and related accruals	2,174	2,381
Other current liabilities	1,691	1,543
Due to related party	14	—
Current maturities of long-term debt	191	50
Liabilities related to assets held for sale	—	11

Total current liabilities	4,153	4,055
Long-term debt (less current maturities)	1,564	1,595
Deferred income taxes	676	805
Long-term retirement benefits	1,597	1,469
Other noncurrent liabilities	277	328
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2005 — 147,406,576; 2004 — 147,364,450)	—	—
Paid-in capital	8,683	8,682
Accumulated deficit	(1,751)	(2,061)
Accumulated other comprehensive loss, net of tax (2005 — $365; 2004 — $238)	(683)	(445)

Total shareholders’ equity	6,249	6,176

	$14,516	$14,428

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI.
     RAI was created to facilitate the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R. J. Reynolds Tobacco Holdings, Inc., referred to as RJR. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock, and previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, resulting in their ownership of approximately 58% of RAI’s common stock outstanding. Also, as part of the combination transactions, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which owns all of the capital stock of Lane, and RJR became a wholly owned subsidiary of RAI.
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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain reclassifications were made to conform prior years’ financial statements to the current presentation, one of which was to increase net cash flows from investing activities by $234 million for the nine-month period ended September 30, 2004, in the condensed consolidated statements of cash flows due to the reclassification of auction rate notes from cash equivalents to short-term investments. The reclassification did not impact previously reported net income, working capital or cash flows from operations.
     All dollar amounts are presented in millions unless otherwise noted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Master Settlement Agreement and Federal Tobacco Buyout Expenses
Cost of products sold includes the following components for MSA settlement and federal tobacco buyout expenses:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Ongoing settlement	$717	$652	$2,014	$1,592
Phase II growers’ liability offset	—	—	(79)	—
Phase II growers’ expense	39	—	39	—

Total settlement expense	$756	$652	$1,974	$1,592

Federal tobacco quota buyout	$67	$—	$202	$—
Federal quota tobacco stock liquidation assessment	74	—	81	—

Total quota buyout expense	$141	$—	$283	$—

     For additional information, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” and “—Tobacco Buyout Legislation” in note 7.
Intangible Assets
     The changes in the carrying amount of trademarks during the nine months ended September 30, 2005, were as follows:

	RJR Tobacco		Santa Fe	Lane	Consolidated
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life
Balance as of January 1, 2005	$2,144	$79	$155	$25	$2,403
Amortization expense	—	(13)	—	—	(13)

Balance as of September 30, 2005	$2,144	$66	$155	$25	$2,390

     The changes in the carrying amount of goodwill during the nine months ended September 30, 2005, were as follows:

	RJR Tobacco	Santa Fe	Lane	Consolidated
Balance as of January 1, 2005	$5,321	$224	$140	$5,685
Adjustment to 2004 acquisition restructuring reserve, net of tax	(1)	—	—	(1)
Adjustment to deferred tax	—	—	1	1

Balance as of September 30, 2005	$5,320	$224	$141	$5,685

     The changes in the carrying amount of other intangibles during the nine months ended September 30, 2005, were as follows:

	RJR Tobacco		Lane	Consolidated
	Indefinite		Indefinite
	Life	Finite Life	Life
Balance as of January 1, 2005	$16	$155	$35	$206
Amortization expense	—	(20)	—	(20)

Balance as of September 30, 2005	$16	$135	$35	$186

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Other intangibles include acquired distribution agreements with indefinite lives. Details of finite-lived intangible assets as of September 30, 2005, were as follows:

		Accumulated
	Gross	Amortization	Net

Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	18	133
Technology-based	3	1	2

Total other intangibles	173	38	135
Trademarks	85	19	66

	$258	$57	$201

     As of September 30, 2005, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years is as follows:

Year	Amount
Remainder of 2005	$7
2006	30
2007	27
2008	25
2009	22
2010	21
Thereafter	69

$201

Stock-Based Compensation
     All of RJR’s compensation costs related to employee stock awards that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended. All compensation costs related to employee stock plans for all grant dates are disclosed under the provisions of SFAS No. 123, as amended. Compensation costs on grants that vest pro rata are recognized over the life of each award in the series as if it had its own separate vesting period. All intrinsic value-based employee stock awards vested concurrent with the completion of the combination transactions on July 30, 2004. Therefore, there is no pro forma stock-based employee compensation disclosure for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, the effect on net income and income per share if RJR and RAI had applied the fair value recognition provision of SFAS No. 123 is as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2004
Net income as reported	$339	$612
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	17
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	10	15

Pro forma net income	$341	$614

Earnings per share:
Basic — as reported	$2.67	$6.21
Basic — pro forma	$2.69	$6.23

Diluted — as reported	$2.66	$6.16
Diluted — pro forma	$2.68	$6.18

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Components of net benefit cost

	For The Three Months Ended				For The Nine Months Ended
	September 30,				September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2005	2004[1]	2005	2004	2005	2004[1]	2005	2004
Service cost	$12	$14	$2	$1	$38	$29	$5	$3
Interest cost	76	66	21	18	229	158	63	42
Expected return on plan assets	(85)	(71)	(7)	(4)	(249)	(168)	(19)	(4)
Amortization of transition asset	—	—	—	—	—	—	—	(2)
Amortization of prior service cost	1	1	(3)	(5)	2	2	(12)	(14)
Amortization of net loss	18	12	6	3	53	37	16	15

Net periodic benefit cost	22	22	19	13	73	58	53	40
Curtailment/special benefits	—	2	—	2	3	—	(13)	11
Settlements	1	1	—	—	2	3	—	—
Other	—	—	3	—	—	—	6	—

Total benefit cost	$23	$25	$22	$15	$78	$61	$46	$51

[1]	Excludes a $3 million adjustment for 2003 net benefit income related to the retention of 850 positions, primarily in sales. See note 2 for further information.
     As a result of the sale of RJR Tobacco’s packaging operations on May 2, 2005, and the termination of the packaging employees, RAI remeasured certain plan assets and benefit obligations utilizing a discount rate of 5.7%, resulting in an additional minimum liability of $362 million and a reduction in other comprehensive income of $235 million, net of tax. The curtailment/special benefits related to this transaction were $3 million pension expense and $13 million postretirement income, included as a component of the net $25 million loss on sale of assets during the second quarter of 2005.
Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $208 million to its pension plans in 2005. To reach a desired funding level in its pension plans, RAI increased its contributions to $283 million during the first nine months of 2005, and expects to contribute an additional $1 million in the fourth quarter of 2005.
Recently Issued Accounting Pronouncements
     In September 2005, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 requires two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for RAI for new arrangements entered into after April 1, 2006. RAI does not expect the adoption of EITF No. 04-13 to have a material impact on its financial position, results of operations or cash flows.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
specific transition provisions, unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used, and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” referred to as FIN No. 47. FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” relating to obligations to perform an asset retirement activity in which the timing and the method of settlement is conditional upon a future event. FIN No. 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for RAI no later than December 31, 2005. RAI has not yet determined the impact of the adoption of FIN No. 47 on its financial position, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs to be recognized as expenses when incurred. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested.
Note 2—Restructuring and Asset Impairment Charges
2004 Acquisition Restructuring Costs
     The components of the 2004 acquisition restructuring costs accrued and utilized were:

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(35)	(25)	(60)
Adjustment to goodwill	2	(3)	(1)

Balance, September 30, 2005	$78	$47	$125

     In connection with the allocation of the cost of the business combination as to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions of which 1,419 have been terminated as of September 30, 2005. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
warehouse and certain leased sales offices, net of expected sub-lease income. During the second quarter of 2005, RJR Tobacco determined that, under the 2004 acquisition restructuring plan, approximately 30 additional former B&W employees would be severed, which resulted in an accrual of $2 million. A contract termination related to former B&W operations increased exit costs $1 million. A reduction in relocation/exit costs of $4 million reflects fewer former B&W employee transfers and sub-lease income on closed facilities.
     As of September 30, 2005, $146 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of September 30, 2005, $80 million is included in other current liabilities and $45 million is included in other noncurrent liabilities.
2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(49)	—	—	(49)

Balance, September 30, 2005	$26	$—	$—	$26

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
     During 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced would not be eliminated and had approximately 100 other less-than-expected workforce reductions, primarily in manufacturing. Accordingly, associated severance and related benefits of $34 million, or $20 million after tax, was reversed from the restructuring charge during 2004.
     After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of September 30, 2005, $199 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of September 30, 2005, $21 million is included in other current liabilities and $5 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2002 Restructuring and Asset Impairment Charges
     The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Utilized in 2005	(2)	—	—	(2)
Adjusted in 2005	—	—	(1)	(1)

Balance, September 30, 2005	$2	$—	$1	$3

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
     The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations, a revaluation of the fair value of RJR Tobacco’s packaging business resulted in additional impairment of $40 million in the fourth quarter of 2004.
     Assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets are classified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 30, 2005, the carrying amounts of the major classes of assets and liabilities in the disposal group included $3 million of property, plant and equipment and other. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003. On May 2, 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million, including cash of $30 million and short-term notes receivable of $18 million. As of September 30, 2005, cash has been received for the full amount of the notes receivable. In connection with this sale transaction, during the second quarter of 2005, RJR Tobacco recorded a net loss on sale of assets of $25 million within operating income.
     RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $28 million for severance and related benefits to be paid by RJR Tobacco to approximately 185 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months. The termination of the packaging employees triggered a remeasurement of the plan assets and benefit obligations of certain of RAI’s pension and postretirement plans. The remeasurement resulted in an additional minimum liability of $362 million and a one-time net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income. Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices. Of the charges incurred during the second quarter of 2005 related to the sale of the packaging business, $14 million of these accruals were included in other current liabilities and $17 million were included in other noncurrent liabilities, in the condensed consolidated balance sheet (unaudited) as of September 30, 2005,
     Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices. During 2005, $1 million of the charge was reversed relating to the sale of the packaging operations.
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of September 30, 2005, $52 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of September 30, 2005, $3 million is included in other current liabilities.
Note 3—Income Per Share
     The components of the calculation of income per share were:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Income from continuing operations	$213	$290	$745	$562
Gain on sale of discontinued businesses	—	—	—	1
Extraordinary item — gain on acquisition	—	49	—	49

Net income	$213	$339	$745	$612

Basic weighted average shares, in thousands[1]	147,396	126,885	147,388	98,549
Effect of dilutive potential shares:
Options	188	455	193	533
Restricted stock	—	127	—	269

Diluted weighted average shares, in thousands	147,584	127,467	147,581	99,351

[1]	Outstanding shares of contingently issuable restricted stock of 0.3 million and 0.5 million were excluded from the share calculations for the three- and nine-month periods ended September 30, 2004, respectively, as the related vesting provisions had not yet been met.
Note 4—Inventories
     The major components of inventories were:

	September 30,	December 31,
	2005	2004
Leaf tobacco	$877	$1,033
Raw materials	34	38
Work in process	55	65
Finished products	175	190
Other	34	44

Total	1,175	1,370
Less LIFO allowance	65	105

	$1,110	$1,265

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RAI recorded $1 million of income and $6 million of expense from expected LIFO layer liquidations for the three- and nine-month periods ended September 30, 2005, respectively. RAI will perform its annual LIFO inventory valuation at December 31, 2005, and interim periods represent an estimate of the expected annual valuation.
Note 5—Financial Instruments
     RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. In the third quarter of 2005, swaps were settled related to the $310 million of notes due in 2006 that were purchased in response to RJR’s tender offer. See note 6 for additional information. As of September 30, 2005, the average interest rate on RJR’s $1.7 billion long-term debt was 6.5% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the outstanding notes. As of September 30, 2005, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $30 million and $61 million at September 30, 2005 and December 31, 2004, respectively, included in other assets and deferred charges and $1 million included in prepaid expenses at September 30, 2005, and is equal to the increase in the fair value of the hedged long-term debt.
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
Note 6—Long-Term Debt and Borrowing Arrangements
     Long-term debt consisted of:

	September 30,	December 31,
	2005	2004
8.50%-9.25% unsecured notes, due 2007 to 2013	$89	$139
7.75% guaranteed, unsecured notes, due 2006	191	—
6.5%-7.875% guaranteed, secured notes, due 2007 to 2015	1,475	1,506

	1,755	1,645

Current maturities of long-term debt	(191)	(50)

	$1,564	$1,595

     As of September 30, 2005, the maturities of long-term debt, net of discount and excluding fair value adjustments associated with interest rate swaps of $31 million, are as follows:

Year	Amount
Current maturities	$190
2007	329
2009	199
2010	299
Thereafter	707

$1,724

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
     In conjunction with the Private Offering, RJR commenced in June 2005, a cash tender offer, referred to as the Offer, for any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, referred to as the 2006 Notes, and a consent solicitation to amend the related indenture. The consents were solicited to approve indenture amendments, referred to as the Amendments, which eliminated substantially all of the restrictive covenants and one of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the events of default with respect to the 2006 Notes. RJR used a portion of the proceeds from the Private Offering to extinguish $310 million of the 2006 Notes tendered pursuant to the Offer in July 2005. The remainder of the Private Offering proceeds will be maintained and used to pay at maturity the 2006 Notes that were not tendered in the Offer, or at RJR’s discretion, to redeem the 2006 Notes. In accordance with the terms of the Amendments, the outstanding 2006 Notes that were not tendered in the Offer are no longer secured, but remain guaranteed by RAI and certain of RJR’s subsidiaries, as described below. In the third quarter of 2005, RJR recorded $7 million of net costs related to the extinguishment of the 2006 Notes, including the impact of settled swaps.
     Unlike RJR’s other non-bank debt, RJR’s secured notes, as well as the 2006 Notes that were not extinguished pursuant to the Offer, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, which entities also guarantee RJR’s obligations under RJR’s credit facility, described below.
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
     As of September 30, 2005, RJR had $1.45 billion of guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2007 through 2015 and $190 million of guaranteed, unsecured notes outstanding, at a fixed annual interest rate of 7.75% due in 2006. In addition, as of September 30, 2005, RJR had $89 million of notes outstanding which were neither secured nor guaranteed, at fixed annual interest rates of 8.5% to 9.25%, due in 2007 through 2013. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
     RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. Under certain conditions, including RJR’s guaranteed, secured debt remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets, including the stock of certain of their subsidiaries, to secure their obligations under RJR’s credit facility, such pledge also has secured their obligations under these interest rate swap agreements.
     RJR’s revolving credit facility with a syndicate of banks has a committed amount of $486 million through January 2007. RJR can use the full credit facility to obtain loans or letters of credit, at its option.
     Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. The collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At September

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
30, 2005, RJR had $26 million in letters of credit outstanding under the credit facility. No borrowings were outstanding, and the remaining $460 million of the credit facility was available for borrowing.
     RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at September 30, 2005.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2005.
Note 7—Commitments and Contingencies
Litigation Affecting the Cigarette Industry
Overview
  Introduction
     Various legal proceedings, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI and RJR, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See note 1 above for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
     During the third quarter of 2005, 16 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On September 30, 2005, there were 1,323 cases (including approximately 1,009 individual smoker cases pending in West Virginia state court as a consolidated action) pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,330 on September 30, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W, and 1,595 on September 30, 2003, pending against RJR Tobacco or its affiliates or indemnitees, without reference to B&W.
     As of October 14, 2005, 1,329 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,316 in the United States; seven in Puerto Rico; one in Israel; four in Canada and one in the Virgin Islands. Of the 1,329 total cases, 38 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,650 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of October 14, 2005, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of October 14, 2005:

Number of
State	U.S. Cases
West Virginia	1,014 *
Florida	93
Mississippi	51
Missouri	30
New York	27
Louisiana	23
California	15
Maryland	14
Illinois	9
Alabama	5
Pennsylvania	4
Washington	4
Georgia	3
Connecticut	3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
District of Columbia	2
Tennessee	2
Texas	2
Michigan	2
Minnesota	2
Oregon	2
Delaware	2
Ohio	1
Kansas	1
North Carolina	1
New Mexico	1
South Dakota	1
Massachusetts	1
Indiana	1

Total	1,316

*	1,009 of the 1,014 cases are pending as a consolidated action.
Of the 1,316 pending U.S. cases, 50 are pending in federal court, 1,265 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees as of October 14, 2005, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnities as of July 15, 2005, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed August 4, 2005, and a cross-reference to the discussion of each case type.

		Change in
	RJR Tobacco’s	Number of
	Case Numbers as of	Cases Since
Case Type	October 14, 2005	July 15, 2005	Page Reference
Individual Smoking and Health	1,272	-45	25
Flight Attendant – ETS (Broin II)	2,650	+1	26
Class-Action	22	No Change	27
Governmental Health-Care Cost Recovery	4	+1	31
Other Health-Care Cost Recovery and Aggregated Claims	3	+1	35
Master Settlement Agreement-Enforcement and Validity	2	No Change	36
Asbestos Contribution	1	No Change	38
Antitrust	6	-1	38
Other Litigation	6	-1	39
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to limits set by court or statute.
     The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.
     Accounting for Tobacco-Related Litigation Contingencies
     In accordance with applicable accounting principles, RAI and RJR Tobacco will record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future. Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements. RJR has liabilities totaling $96 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “—Other Litigation and Developments” and “–Other Contingencies and Guarantees.”
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
     Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “—Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the United States Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. This ruling eliminates the government’s claims for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. On July 18, 2005, the government filed a petition for writ of certiorari with the United States

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Supreme Court on this issue. Trial of the case concluded on June 9, 2005, and post-trial submissions were completed on October 9, 2005. On October 17, 2005, the Supreme Court denied the petition.
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
     Finally, as discussed under “—MSA—Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on its own merits and should not be affected by the settlement of prior MSA enforcement cases.
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss, other than with respect to certain indemnification claims asserted by JTI. Moreover, notwithstanding the quality of defenses available to RJR Tobacco and its affiliates and indemnitees in tobacco-related litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “—Cautionary Statement Concerning Tobacco-Related Litigation,” below.
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
  Defenses
     The defenses raised by RJR Tobacco or its affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
  Scheduled Trials
     Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco-related cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2006. The following table lists the trial schedule, as of October 14, 2005, for RJR Tobacco or its affiliates and indemnitees, including B&W, through September 30, 2006.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
September 21, 2004 [Ongoing]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)

January 2, 2006	City of St. Louis v. American Tobacco Company, Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	Circuit Court (St. Louis, MO)

January 3, 2006	VanDenburg v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)

January 23, 2006	Kimball v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court Western District (Bellingham, WA)

April 24, 2006	Major v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Superior Court Los Angeles County (Los Angeles, CA)

April 24, 2006	Barriere v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	United States District Court Eastern District (New Orleans, LA)

June 5, 2006	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)

June 19, 2006	Hughes v. A C and S, Inc. [Individual]	RJR Tobacco, B&W	Superior Court San Francisco County (San Francisco, CA)

July 3, 2006	Dougherty v. Philip Morris, Inc. [Individual/ETS]	RJR Tobacco, B&W	Circuit Court Volusia County (Jacksonville, FL)

July 10, 2006	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)

August 15, 2006	DeGeorge v. Philip Morris USA, Inc. [Individual]	RJR Tobacco, B&W	United States District Court Western District Central Division (Jefferson City, MO)

September 1, 2006	Gerrity v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court (New Haven, CT)

September 5, 2006	Nuzum v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
  Trial Results
     Since January 1, 1999, 50 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 34 (including four mistrials) cases, tried in Florida (10), New York (4), Missouri (3) Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1) and Texas (1).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Two cases were tried in the first quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Smith v. Brown and Williamson Tobacco Corp., a Missouri state court jury returned a compensatory damages verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W on February 1 and 2, 2005, respectively. On May 23, 2005, the court denied B&W’s motion for judgment notwithstanding the verdict or, alternatively, motion for a new trial. On June 1, 2005, B&W filed a notice of appeal in the Missouri Court of Appeals. On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco, but awarded $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. Oral argument on the post-trial motions occurred on October 7, 2005. B&W filed its notice of appeal on August 18, 2005.
     Two cases were tried in the second quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Swaty v. Philip Morris, Inc., a Broin II case, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The plaintiff’s motion for a new trial was denied on June 23, 2005. The plaintiff filed a notice of appeal on July 21, 2005. On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., an individual smoker case, a New York state court judge granted B&W’s motion for directed verdict. On August 8, 2005, the plaintiffs agreed not to appeal, and B&W agreed not to seek costs.
     There were no cases tried in the third quarter of 2005 in which RJR Tobacco or B&W was a defendant.
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

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court decision is pending.

March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. On June 3, 2005, the parties filed a stipulation to stay the action until December 13, 2005.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Florida’s Second District Court of Appeal on August 30, 2002. On April 27, 2005, the Florida Supreme Court denied plaintiff’s notice of appeal without prejudice. On May 25, 2005, the plaintiff served a notice of intent to invoke discretionary jurisdiction. On August 31, 2005, the Florida Supreme Court denied review for lack of jurisdiction.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On December 22, 2004, after the New York Court of Appeals determined that third party payer claims are too remote under New York law, the U.S. Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest). The only issue remaining in this case is the amount of attorneys’ fees to be awarded to plaintiff’s counsel.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the U.S. Court of Appeals for the Tenth Circuit reversed the fraudulent concealment verdict in favor of the plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the U.S. District Court entered a second amended judgment reflecting the decision of the court of appeals. The judgment in favor of plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. Final judgment will be entered only if the Engle appeal is resolved in favor of the class. If a judgment is entered, B&W intends to appeal.

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Miami-Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000 of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W.	On December 22, 2004, the Florida Third District Court of Appeal affirmed the reduced judgment and ordered the trial court to hold tobacco defendants jointly and severally liable. The defendants’ petition for rehearing was denied on April 13, 2005. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court. Jurisdictional briefing is complete.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.

April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $870,000 in fees to the plaintiff’s attorneys.	After B&W exhausted its state court appeals, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment and paid the plaintiff approximately $1.2 million (judgment plus interest).

May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals. Briefing is complete. Oral argument is scheduled for November 3, 2005.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco ; $4 million to B&W ; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute . On January 25, 2005, B&W noticed its appeal. Briefing is not yet complete.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. Briefing is complete. Oral argument has not been scheduled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On May 23, 2005, the trial judge denied B&W’s post-trial motions. On June 1, 2005, B&W filed its notice of appeal.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	Oral argument of the post-trial motions occurred on October 7, 2005. On August 18, 2005, B&W filed its notice of appeal.
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
Individual Smoking and Health Cases
     As of October 14, 2005, 1,272 individual cases, including approximately 1,009 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,266 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. Oral argument on the plaintiff’s appeal occurred on July 26, 2005. No decision has been reached.
     On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants appealed to the Missouri Court of Appeals on March 8, 2004. Briefing is complete. Oral argument is scheduled for November 3, 2005.
     On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W ; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute . On January 25, 2005, B&W noticed its appeal. B&W’s opening brief was filed on September 22, 2005. Briefing is not yet complete.
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
     On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. Oral argument on the post-trial motions occurred on October 7, 2005. On August 18, 2005, B&W filed its notice of appeal.
     On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., a New York state court judge granted B&W’s motion for directed verdict. On August 15, 2005, the plaintiff agreed not to appeal and B&W agreed not to seek costs.
Broin II Cases
     As of October 14, 2005, there were 2,650 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “—Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Under the terms of the Broin settlement, punitive damages are not available in these cases.
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
     Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided or remained on appeal, since January 1, 2005.
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
     In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order granting a new trial. The defendants’ motion for rehearing was denied. The defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court on June 17, 2005. On June 27, 2005, the defendants submitted their initial brief on jurisdiction. The plaintiff’s answer brief was filed on August 11, 2005.
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
Class-Action Suits
     As of October 14, 2005, 22 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, and West Virginia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
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
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the Second Circuit, in a unanimous

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
opinion, decertified the class. On May 19, 2005, the plaintiffs filed a petition for rehearing en banc. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case for further proceedings to the District Court. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. A decision is pending.
     Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001 and was completed on September 23, 2002. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On August 31, 2004, the defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Briefing is complete, but oral argument has not been scheduled.
     In addition to the Scott case, two other medical monitoring class actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. In Lowe v. Philip Morris, Inc., an Oregon state court judge dismissed the medical monitoring complaint on November 4, 2003, for failure to state a claim. The plaintiffs appealed, and oral argument before the Oregon Court of Appeals occurred on September 26, 2005.
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
     On July 24, 2000, the defendants, including RJR Tobacco and B&W, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court has not yet ruled.
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
     As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Louisiana (2), Florida (1), Washington (1) and New York (1). On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action....” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. However, on October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case includes both RJR Tobacco and RJR as defendants.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals affirmed the Circuit Court’s stay order on August 19, 2005.
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
     Two “lights” class-action cases are pending against RJR Tobacco or B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco removed the case to the United States District Court for the Eastern District of Missouri. The defendants argue that the case is removable based on the United States Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. Similarly, in Black v. Brown & Williamson Tobacco Corp., also pending in Missouri, B&W removed the case to the United States District Court for the Eastern District of Missouri on September 23, 2005.
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, was filed on May 11, 2004, in the United States District Court for the Eastern District of New York before Judge Weinstein, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs’ motion for class certification and summary judgment motions by both sides were heard on September 12, 2005 and September 13, 2005. Although trial was scheduled to commence on January 9, 2006, Judge Weinstein has ordered that he will permit several months of additional discovery before deciding the class certification issue.
     RJR Tobacco and B&W respectively removed two Louisiana cases, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both cases.
     In Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005 because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. On August 22, 2005, plaintiffs filed their opening brief. On September 22, 2005, RJR Tobacco removed the case to the United States District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand. In Thompson v. R.J. Reynolds Tobacco Co., also pending in Minnesota, RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota. On October 21, 2005, the plaintiffs filed a motion to remand.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Finally, two “lights” class actions are in the class certification motion and discovery process. These cases include Huntsberry v. R. J. Reynolds Tobacco Co. (Washington) and Rios v. R. J. Reynolds Tobacco Co. (Florida).
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
     In the settling jurisdictions, the MSA released RJR Tobacco, B&W, and their affiliates and indemnitees, including RAI, from:
•	all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to future conduct arising out of the use of or exposure to, tobacco products that have been manufactured in the ordinary course of business.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2003 and beyond:

	2003	2004		2005		2006		2007		2008+
				(Dollars in Millions)

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204
Minnesota Initial Payment	122	—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	609	—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,701	—		—		—		—		—
Annual Payments(1)	5,691	7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017)(1)	—	—		—		—		—		861
Base Foundation Funding (through 2008)	25	25		25		25		25		25
Additional Foundation Payments	300	—		—		—		—		—
Growers’ Trust ($295-2009 and 2010) (2)	500	500		500		500		500		500
Offset by federal tobacco buyout (2)	—	(500)		(500)		(500)		(500)		(500)
Minnesota Blue Cross and Blue Shield	57	—		—		—		—		—

Total	$11,365	$8,389		$8,389		$8,389		$8,389		$9,372

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

RJR Tobacco’s settlement expenses(3)	$1,925	$2,169		—		—		—		—
RJR Tobacco’s cash payments(3)	$1,819	$2,037		—		—		—		—
Other operating subsidiaries’ settlement expenses	$9	$14		—		—		—		—
Other operating subsidiaries’ cash payments	$7	$9		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	>	$2,580	>	$2,550	>	$2,780	>	$2,700
RJR Tobacco’s expected cash payments	—	—	>	$2,700	>	$2,600	>	$2,600	>	$2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “-Tobacco Buyout Legislation.”

(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
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
  Department of Justice Case
     On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2005, the appeals court ruled that disgorgement is not an available remedy in this case. This ruling eliminates the government’s claim for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government’s petition for panel rehearing and for rehearing en banc was denied on April 19, 2005. On July 18, 2005, the government filed a petition for writ of certiorari with the United States Supreme Court. On October 17, 2005, the Supreme Court denied the petition.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.
     The bench (non-jury) trial began on September 21, 2004, and closing arguments concluded on June 10, 2005. Also on June 10, 2005, Judge Kessler ordered that the parties file a variety of post-trial submissions. On July 22, 2005, Judge Kessler granted a motion to intervene filed by six organizations, including the American Cancer Society, to allow them to “contribute their perspective on what appropriate and legally permissible remedies may be imposed should liability be found.” On August 15, 2005, the parties filed their proposed findings of fact. Post-trial briefing was completed on October 9, 2005.
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
  International Cases
     A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This ruling led 22 other foreign nations to dismiss their cases.
     There are four health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States, both in Louisiana: Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co. The cases were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs have asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. On July 26, 2005, the plaintiffs’ motion for new trial or alternately reconsideration of the judgment was denied. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005. Two other health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government filed suit. The defendants include both Canadian defendants served in B.C. and numerous foreign defendants served ex juris, including RJR Tobacco. Three Canadian defendants brought separate actions challenging the constitutionality of the legislation. In addition, 16 foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On February 21, 2000, the Supreme Court of British Columbia ruled that the government had overstepped its constitutional powers. The government’s action was dismissed, and service ex juris was set aside for that reason. The government did not appeal. Instead, the government enacted a revised statute and brought a new action. Again, three Canadian defendants brought separate actions challenging the legislation on constitutional grounds and eight foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
government’s action was dismissed, and service ex juris was set aside. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, applied for leave to appeal the issue of the validity of the legislation to the Supreme Court of Canada. On December 16, 2004, the Supreme Court agreed to hear the appeal of the validity of the statute. On September 28, 2005, the Supreme Court ruled that the statute is constitutionally valid, therefore dismissing the appeals and vacating the stay of proceedings that was granted on January 21, 2005. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. The appellate hearing on this motion is scheduled for February 1, 2 and 3, 2006.
     Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.
Other Health-Care Cost Recovery and Aggregated Claims Cases
     As of October 14, 2005, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both.
     Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, hospitals, universities, taxpayers and senior associations have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.
  Union Cases
     As of October 14, 2005, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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
  Insurance-Related Cases
     As of October 14, 2005, there were no insurance-related cases pending against RJR Tobacco and B&W.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
  Native American Tribe Cases
     As of October 14, 2005, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co.
  Hospital Cases
     As of October 14, 2005, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. In County of McHenry v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois granted plaintiff’s voluntary dismissal with prejudice on February 28, 2005.
  Taxpayer Cases
     As of October 14, 2005, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. All three prior cases, Mason v. American Tobacco Co., Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., were dismissed by the trial courts.
  Other Cases
     On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the United States District Court for the District of Massachusetts. The plaintiff is bringing the action as a “private attorney general” pursuant to the private cause of action provisions of the Medicare as Secondary Payer statute. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking including, but not limited to, coronary heart disease, chronic obstructive pulmonary disease, lung cancer, emphysema, peripheral vascular disease and atherosclerosis.
MSA-Enforcement and Validity
     As of October 14, 2005, there were two cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements. In addition, as discussed below, on July 26, 2005, a third such case was filed against RJR Tobacco.
     On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this state court case, and on June 9, 2004, filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the prior state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005. The plaintiff’s opening appellate brief was filed on August 18, 2005. The defendants’ response brief was filed on October 20, 2005.
     On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state some $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. B&W filed a response to the motion on June 21, 2004, and a hearing was held on June 24, 2004. On March 28, 2005, the United

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
States District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. The appellant’s brief was filed on August 23, 2005.
     In addition, on March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General, referred to as the Notice, that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA in its advertisements for Eclipse cigarettes and for violations of the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states. The Attorneys General allege, among other things, that RJR Tobacco has engaged in unfair and deceptive acts and practices by publishing false or misleading claims about its Eclipse brand cigarettes, failed to disclose material facts and/or engaged in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes. RJR Tobacco met with NAAG representatives in early June 2005 to discuss issues raised in the Notice. On July 26, 2005, the Vermont Attorney General filed suit alleging that certain Eclipse advertising violates both the MSA and the Vermont Consumer Fraud Statute. RJR Tobacco filed its answer to the complaint on October 11, 2005.
     On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages now exceed $5.0 million. RJR Tobacco intends to oppose this motion.
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
     On March 26, 2004, the Attorney General of Maine alleged that B&W’s “Kool Mixx” advertising campaign violated the MSA’s prohibitions on youth targeting, placement of tobacco brand names in media and tobacco brand name merchandise. On May 7, 2004, the Attorney General of New York, on behalf of himself and 30 other state attorneys general, served a notice of intent to initiate enforcement proceedings over B&W’s Kool Mixx advertising campaign if the states’ claims were not resolved within 30 days from the date of the letter. On May 25, 2004, B&W received a cease and desist letter from the Attorney General of Illinois asking B&W to refrain from distributing purported brand name merchandise and transmitting a “Kool Mixx” DJ competition over the Internet. On June 15, 2004, the state of New York sued, seeking a fine of $15.4 million and preliminary and permanent injunctions barring the Kool Mixx program. At a preliminary injunction hearing on June 17, 2004, the court refused to prohibit the Kool Mixx DJ competitions scheduled to take place in New York, but ordered B&W, pending final determination of the state’s motion, to suspend its “House of Menthol” web site, eliminate references to Kool Mixx on its toll-free telephone lines, and refrain from using elements of its current Kool Mixx advertising. The states of Maryland and Illinois filed similar motions in their courts on June 29, 2004, and July 22, 2004, respectively.
     On October 5, 2004, RJR Tobacco and its affiliates and indemnitees, including B&W, settled the three pending motions with the Attorneys General of New York, Illinois and Maryland. The companies admitted no wrongdoing in the settlement agreement. Pursuant to the agreement, RJR Tobacco paid a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions. The New York Supreme Court approved the agreement on October 15, 2004; the Circuit Court for Baltimore City approved the agreement on October 7, 2004; and the Circuit Court of Cook County, Illinois, approved the agreement on October 13, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Asbestos Contribution Cases
     As of October 14, 2005, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., pending in state court in California. Motions to dismiss those claims have been stayed indefinitely.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of April 15, 2005, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order. The defendants have moved for summary judgment in New Mexico.
     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleged that it was denied promotional resources in violation of the Robinson-Patman Act. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Antitrust Act. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted.
     On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004, because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. The court severed the trademark claims from the antitrust claims and held the trial on the trademark claims on April 25, 2004. On May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the trademark claim in the amount of $3.5 million. Trial began on the Robinson-Patman claim on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. Oral argument occurred on September 12, 2005 and RJR Tobacco is awaiting the ruling.
     On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices. In addition, the plaintiffs alleged that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On November 30, 2000, the court granted a motion to transfer venue to the United States District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a settlement with all the defendants, including B&W, except RJR Tobacco. The settlement was approved by the trial court on October 1, 2003. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was 13%, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W. On December 19, 2003, the court set the plaintiffs’ attorneys’ fees at $75.3 million. B&W’s 13% share of this amount is $9.8 million.
     The case continued against RJR Tobacco. On April 22, 2004, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorneys’ fees and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
administrative costs, will be distributed to the class pending the court’s final settlement approval. This amount was recorded in selling, general and administrative expense in RAI’s consolidated statement of income in the first quarter of 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. On March 21, 2005, the court approved the RJR Tobacco settlement and dismissed the suit.
     On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of its distribution agreement with Smith Wholesale. That same day, Smith Wholesale moved for an order to prevent RJR Tobacco from terminating the agreement. The court granted Smith Wholesale’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith Wholesale’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc., consistent with the terms of the agreement. On February 18, 2003, Smith Wholesale moved to amend its complaint to add Rice Wholesale as a plaintiff and allege similar claims on behalf of Rice Wholesale, a motion the court immediately granted, and Rice Wholesale filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating the distribution agreement. The court granted Rice Wholesale’s motion on March 4, 2003. RJR Tobacco appealed the preliminary injunctions on February 11, 2003, and March 6, 2003, respectively. The United States Court of Appeals for the Sixth Circuit consolidated the appeals.
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
     The plaintiffs eventually numbered 20. On June 3, 2005, the District Court Judge granted summary judgment in RJR Tobacco’s favor. Each of the preliminary injunctions has extinguished, and on June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. RJR Tobacco reached a non-monetary settlement in principle with Bates Wholesale and a non-monetary settlement with the states of Tennessee and Mississippi on July, 22, 2005. Those plaintiffs have dropped their appeal.
     On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, allege that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. After the court, in a case filed by these same plaintiffs against Lorillard Tobacco Company, granted a motion to dismiss for failure to state the elements of a claim individually on behalf of each of the named plaintiffs, the plaintiffs agreed to voluntarily amend their complaint against RJR Tobacco and filed an amended complaint in December 2004. RJR Tobacco’s motion to dismiss was denied on May 2, 2005. Discovery is not yet underway, and the parties met with the court on July 27, 2005, concerning the schedule for various pretrial matters and trial. On September 27, 2005, the plaintiffs filed a motion for class certification, and RJR Tobacco has responded to that motion by seeking leave to take class discovery before responding to the motion for class certification. The plaintiffs’ class certification motion and RJR Tobacco’s motion for class discovery are pending. No discovery, pretrial or trial schedule has been set in the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these three matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “-Other Contingencies and Guarantees.”
     Furthermore, on September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s statement of claim seeks to recover $1.5 billion (Canadian) in compensatory damages and $50 million (Canadian) in punitive damages, as well as equitable and other forms of relief. As noted above, in the CCAA Proceedings, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened or shortened by the occurrence of certain events or agreement of the parties.
     Over the past few years, several lawsuits have been filed against RJR Tobacco and its affiliates and, in certain cases, against other cigarette manufacturers, including B&W, by the European Community and ten of its member states, Ecuador, Belize, Honduras and various Departments of the Republic of Colombia. These suits generally contend that RJR Tobacco and other tobacco companies, including B&W, may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Some of these actions have been dismissed completely. In each of the remaining actions, which are discussed below, the plaintiffs seek compensatory, punitive and treble damages.
     The European Community and ten of its member states have filed three RICO lawsuits against RJR Tobacco, certain of its affiliates, and others in the United States District Court for the Eastern District of New York. The first complaint was filed on November 3, 2000, and dismissed by the court on July 16, 2001. No appeal was taken.
     On August 6, 2001, the European Community and ten of its member states filed a second civil RICO action. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. RJR Tobacco and B&W and the other defendants filed motions to dismiss the complaints filed against each of them. On February 25, 2002, the court granted the defendants’ motions to dismiss the complaints and, on March 25, 2002, the plaintiffs appealed to United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissals on January 14, 2004. On April 13, 2004, the European Community and its member states, together with the Colombian Departments, petitioned the United States Supreme Court for a writ of certiorari. On May 2, 2005, the Supreme Court vacated each decision and, without commenting on the merits of the cases, instructed the Second Circuit to review the cases in light of the Supreme Court’s decision in Pasquantino v. United States. On September 13, 2005, the Second Circuit reinstated its prior decision upholding the dismissal of the complaint. The European Community and member states are considering whether they will pursue additional appellate court action.
     On October 30, 2002, the European Community and ten of its member states filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in the earlier complaints and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions. Plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the Second Circuit reconsidered its decision affirming the dismissal of the second European Community complaint. On September 13, 2005, the Second Circuit reinstated its prior decision upholding the dismissal of the complaint. The proceedings in this case remain stayed while the European Community and the member states consider whether they will pursue additional appellate court action regarding that decision by the Second Circuit.
     On December 20, 2000, October 15, 2001, and January 9, 2003, RJR Tobacco and the other defendants named in each of the European Community cases filed cases in the Court of First Instance in Luxembourg challenging the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named, but has not been served, was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiff’s complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the United States Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. A separate notice was filed by an individual plaintiff, Deadria Farmer-Paellman, on the same date. The plaintiffs’ initial brief was filed on October 12, 2005. Briefing is not yet complete.
     On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court. On January 28, 2004, the California Supreme Court agreed to review the case. Oral argument occurred on October 5, 2005.
     On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401, also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005, which have been fully briefed by the parties. Furthermore, the court has requested additional briefing on certain claim construction issues. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Cautionary Statement Concerning Tobacco-Related Litigation
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss.
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
     Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and they could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.
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
Tobacco Buyout Legislation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, eliminating the U.S. government tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $10.1 billion, payable over ten years, including approximately $9.6 billion of fixed obligation and approximately $540 million resulting from the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 and scheduled to expire by the end of 2010 will be continued, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $265 million for 2005, $255 million for 2006 and $250 million per year thereafter. RAI’s operating subsidiaries have incurred $74 million and $81 million of expense for the three months and nine months ended September 30, 2005, respectively, related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $20 million has been paid through the third quarter of 2005, and the remaining amount is scheduled to be paid over the next five quarters. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
     RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial condition and results of operations. Of the accrued but unpaid MSA Phase II obligations, $69 million was reversed in the fourth quarter of 2004, and $79 million was reversed in the first six months of 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment of approximately $37 million. On August 19, 2005, the North Carolina Supreme Court reversed the lower court’s decision, and remanded the case back to the North Carolina Business Court, where the MSA Phase II payments of approximately $111 million previously made for 2004 were released to the beneficiaries of the growers’ trust. On October 19, 2005, the North Carolina Business Court denied RJR Tobacco’s motion for additional proceedings on the issue of the payment of the fourth quarter MSA Phase II payment of approximately $37 million, ordered RJR Tobacco to make this payment within ten business days and ordered RJR Tobacco to pay pre-judgment interest at 8% per annum from December 15, 2004, until the payment is made. In the third quarter of 2005, RJR Tobacco recognized $39 million of expense relating to the court ruling.
     For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see “–Other Contingencies and Guarantees” below.
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
Environmental Matters
     RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party, referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, with respect to several superfund sites. RAI and its subsidiaries are not aware of any current environmental matters that are expected to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.
     Regulations promulgated by the United States Environmental Protection Agency, referred to as EPA, and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Other Contingencies and Guarantees
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on either or both of RAI and RJR Tobacco.
     Also, as part of the business combination, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its estimated pre-closing accrued liabilities under the MSA and related agreements, referred to as the MSA Liability Amount. B&W will indemnify RAI and its subsidiaries to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco exceed, and RJR Tobacco will indemnify B&W to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco are less than, the MSA Liability Amount. On February 14, 2005, RJR Tobacco received a formal notice from B&W claiming that B&W was entitled to a return of approximately $52.8 million of the MSA Liability Amount resulting from the offset of B&W’s pre-closing MSA Phase II obligations against certain of RJR Tobacco’s tobacco quota obligations as a result of FETRA. In the third quarter of 2005, RJR Tobacco agreed to pay B&W approximately $14 million in settlement of this claim.
     In the first quarter of 2005, Commonwealth Brands, Inc. was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Of the approximately 8,200 full-time employees of RAI and its subsidiaries at September 30, 2005, approximately 1,100 were located at the former B&W facilities. The Macon facility production and maintenance employees are covered by collective bargaining agreements that extended their employment through the anticipated facility closure. On March 3, 2005, a majority of RJR Tobacco’s production and maintenance employees employed in North Carolina voted not to be represented by the International Association of Machinists and Aerospace Workers.
Note 8—Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2004	$—	$8,682	$(2,061)	$(445)	$6,176
Net income	—	—	745	—	745	$745
Minimum pension liability, net of $127 tax benefit	—	—	—	(235)	(235)	(235)
Cumulative translation adjustment and other, net of tax	—	—	—	(3)	(3)	(3)

Total comprehensive income						$507

Dividends	—	—	(435)	—	(435)
Stock options exercised	—	2	—	—	2
Tax benefit on stock-based compensation plans	—	2	—	—	2
Common stock repurchased	—	(3)	—	—	(3)

Balance at September 30, 2005	$—	$8,683	$(1,751)	$(683)	$6,249

Note 9—Segment Information
     RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, are currently five of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.
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
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
DUNHILL and CAPTAIN BLACK tobacco products. GPI manufactures and exports cigarettes to U.S. territories, U.S. Duty Free and overseas military and manages a contract manufacturing business. Amounts presented in prior periods have been reclassified accordingly.
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
     Segment Data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net sales:
RJR Tobacco	$1,892	$1,630	$5,461	$4,025
All Other	257	236	748	411

Consolidated net sales	$2,149	$1,866	$6,209	$4,436

Operating income:
RJR Tobacco	$322	$354	$1,180	$865
All Other	51	37	105	62
Corporate expense	(16)	(45)	(44)	(94)

Consolidated operating income	$357	$346	$1,241	$833

Reconciliation to income before income taxes:
Operating income	$357	$346	$1,241	$833
Interest and debt expense	31	21	81	62
Interest income	(23)	(7)	(53)	(16)
Other (income) expense	7	(1)	14	4

Income from continuing operations before income taxes	$342	$333	$1,199	$783

	September 30,	December 31,
	2005	2004
Assets:
RJR Tobacco	$11,743	$11,580
All Other	1,330	1,352
Corporate	1,443	1,496

Consolidated assets	$14,516	$14,428

Note 10—Related Party Transactions
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, manufacturing materials, pipe tobacco and little cigars to BAT affiliates. For 2005, pricing is calculated using B&W’s forecasted 2004 manufacturing costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor Statistics. During the nine-month period ended September 30, 2005, net sales to BAT affiliates were $378 million, primarily cigarettes, representing 6.1% of RAI’s total net sales. RJR Tobacco also had $4 million of sales of raw materials to the R. J. Reynolds-Gallaher International Sarl joint venture during the nine-month period ended September 30, 2005.
     RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement as a part of the business combination. During the nine-month period ended September 30, 2005, $4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
million has been billed to BAT affiliates for these services recorded in selling, general and administrative expenses, net of associated costs.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the nine-month period ended September 30, 2005, the aggregate purchases for leaf and cigarettes were $4 million and royalty expenses were less than $1 million. At September 30, 2005, the accounts payable due to BAT affiliates was insignificant.
     In the third quarter of 2005, an agreement was reached with B&W related to the MSA indemnification agreement and the MSA Phase II obligations. As a result, RJR Tobacco recorded an expense of approximately $14 million included in selling, general and administrative expense for the quarter ended September 30, 2005. For additional information, see “–Other Contingencies and Guarantees” in note 7.
Note 11—Lease Commitments
     RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years, and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $10 million for each of the three-month periods ended September 30, 2005 and 2004, respectively, and $29 million and $26 million for the nine months ended September 30, 2005 and 2004, respectively.

Noncancellable Operating Leases
Remainder of 2005	$8
2006	28
2007	17
2008	12
2009	7
2010	6
Thereafter	16

$94

The 2004 acquisition restructuring accrual includes $47 million related to the lease obligations of the former B&W facilities included in the table above.
Note 12—Condensed Consolidating Financial Statements
     Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of RJR’s $1.45 billion guaranteed, secured notes and $190 million guaranteed, unsecured notes. RAI and the other guarantors, which are direct or indirect, wholly owned subsidiaries of RAI, have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and GPI, which are not guarantors; and elimination adjustments. All periods below are presented pursuant to the guarantor classification as described above. Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2005
Net sales	$—	$—	$2,055	$125	$(31)	$2,149
Cost of products sold	—	—	1,354	62	(32)	1,384
Selling, general and administrative expenses	8	—	369	22	—	399
Amortization expense	—	—	9	—	—	9
Interest and debt expense	—	31	—	—	—	31
Interest income	—	(3)	(19)	(1)	—	(23)
Intercompany interest (income) expense	6	(1)	(9)	4	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	—	11	(1)	(3)	—	7

Income (loss) before income taxes	(14)	(27)	352	41	(10)	342
Provision for (benefit from) income taxes	(7)	4	120	12	—	129
Equity income from subsidiaries	220	245	8	—	(473)	—

Net income	$213	$214	$240	$29	$(483)	$213

For the Three Months Ended September 30, 2004
Net sales	$—	$—	$1,793	$98	$(25)	$1,866
Cost of products sold	—	—	1,119	43	(23)	1,139
Selling, general and administrative expenses	9	21	324	23	—	377
Amortization expense	—	—	11	—	—	11
Restructuring and asset impairment charges	—	—	(7)	—	—	(7)
Interest and debt expense	—	21	—	—	—	21
Interest income	—	(1)	(6)	—	—	(7)
Intercompany interest (income) expense	3	(2)	(5)	4	—	—
Other (income) expense, net	—	1	—	(2)	—	(1)

Income (loss) from continuing operations before income taxes	(12)	(40)	357	30	(2)	333
Provision for (benefit from) income taxes	27	(81)	88	9	—	43
Equity income from subsidiaries	378	323	7	—	(708)	—

Income before extraordinary item	339	364	276	21	(710)	290
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$339	$364	$325	$21	$(710)	$339

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2005
Net sales	$—	$—	$5,952	$344	$(87)	$6,209
Cost of products sold	—	—	3,654	171	(89)	3,736
Selling, general and administrative expenses	22	2	1,086	65	—	1,175
Loss on sale of assets	—	—	25	—	—	25
Amortization expense	—	—	33	—	—	33
Restructuring and asset impairment charges	—	—	(1)	—	—	(1)
Interest and debt expense	—	81	—	—	—	81
Interest income	—	(6)	(45)	(2)	—	(53)
Intercompany interest (income) expense	17	(4)	(25)	12	—	—
Intercompany dividend income	—	(50)	—	—	50	—
Other (income) expense, net	—	22	1	(9)	—	14

Income (loss) before income taxes	(39)	(45)	1,224	107	(48)	1,199
Provision for (benefit from) income taxes	(29)	(16)	466	33	—	454
Equity income from subsidiaries	755	788	22	—	(1,565)	—

Net income	$745	$759	$780	$74	$(1,613)	$745

For the Nine Months Ended September 30, 2004
Net sales	$—	$—	$4,286	$205	$(55)	$4,436
Cost of products sold	—	—	2,622	78	(53)	2,647
Selling, general and administrative expenses	9	37	861	63	—	970
Amortization expense	—	—	11	—	—	11
Restructuring and asset impairment charges	—	(1)	(24)	—	—	(25)
Interest and debt expense	—	62	—	—	—	62
Interest income	—	(3)	(12)	(1)		(16)
Intercompany interest (income) expense	3	(6)	(7)	10	—	—
Other (income) expense, net	—	7	—	(3)	—	4

Income (loss) from continuing operations before income taxes	(12)	(96)	835	58	(2)	783
Provision for (benefit from) income taxes	27	(99)	276	17	—	221
Equity income from subsidiaries	651	621	19	—	(1,291)	—

Income from continuing operations	612	624	578	41	(1,293)	562
Gain on sale of discontinued businesses, net of tax	—	—	1	—	—	1

Income before extraordinary item	612	624	579	41	(1,293)	563
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$612	$624	$628	$41	$(1,293)	$612

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2005
Cash flows from operating activities	$513	$328	$914	$33	$(937)	$851

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(68)	(8)	2	(74)
Distribution from equity investees	—	—	—	3	—	3
Investment (to subsidiaries) from parent	—	—	(6)	6	—	—
Purchases of short-term investments	—	(2)	(7,789)	—	—	(7,791)
Proceeds from short-term investments	—	—	7,148	—	—	7,148
Intercompany notes receivable	—	18	12	—	(30)	—
Proceeds from sale of business	—	—	48	—	—	48
Other, net	—	—	5	—	(2)	3

Net cash flows from (used in) investing activities	—	16	(650)	1	(30)	(663)

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	—	—	—	—	(3)
Dividends paid on common stock	(420)	(463)	(435)	—	898	(420)
Dividends paid on preferred stock	(39)	—	—	—	39	—
Repayment of long-term debt	—	(360)	—	—	—	(360)
Issuance of long-term debt	—	499	—	—	—	499
Deferred debt issuance costs	—	(6)	—	—	—	(6)
Debt retirement costs	—	(7)	—	—	—	(7)
Proceeds from exercise of stock options	2	—	—	—	—	2
Intercompany notes payable	(16)	4	(2)	(16)	30	—

Net cash flows used in financing activities	(476)	(333)	(437)	(16)	967	(295)

Net change in cash and cash equivalents	37	11	(173)	18	—	(107)
Cash and cash equivalents at beginning of period	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of period	$178	$42	$1,083	$89	$—	$1,392

For the Nine Months Ended September 30, 2004

Cash flows from operating activities	$135	$162	$492	$54	$(354)	$489

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(39)	(11)	—	(50)
Purchases of short-term investments	—	(1)	(3,317)	—	—	(3,318)
Proceeds from short-term investments	—	—	3,551	—	—	3,551
Purchase of long-term investments	—	(10)	—	—	—	(10)
Acquisition, net of cash acquired	(400)	—	604	—	—	204
Distribution from equity investees	—	—	—	5	—	5
Other, net	(3)	(35)	—	—	—	(38)
Intercompany notes receivable	—	18	(125)	2	105	—

Net cash flows from (used in) investing activities	(403)	(28)	674	(4)	105	344

Cash flows from (used in) financing activities:
Repurchase of common stock	(10)	(28)	—	—	—	(38)
Repayment of long-term debt	—	(56)	—	—	—	(56)
Dividends paid on common stock	—	(403)	(194)	—	354	(243)
Proceeds from exercise of stock options	22	11	—	—	—	33
Intercompany notes payable	400	7	(287)	(15)	(105)	—

Net cash flows from (used in) financing activities	412	(469)	(481)	(15)	249	(304)

Net change in cash and cash equivalents	144	(335)	685	35	—	529
Cash and cash equivalents at beginning of period	—	386	551	33	—	970

Cash and cash equivalents at end of period	$144	$51	$1,236	$68	$—	$1,499

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
September 30, 2005
Assets
Cash and cash equivalents	$178	$42	$1,083	$89	$—	$1,392
Short-term investments	—	113	1,005	—	—	1,118
Assets held for sale	—	—	3	—	—	3
Short-term intercompany notes and interest receivable	—	88	422	3	(513)	—
Other current assets	285	29	2,139	211	(343)	2,321
Trademarks, net	—	—	2,210	180	—	2,390
Goodwill	—	—	5,320	365	—	5,685
Other intangibles, net	—	—	151	35	—	186
Long-term intercompany notes	—	262	367	7	(636)	—
Investment in subsidiaries	6,367	8,092	90	—	(14,549)	—
Other assets and deferred charges	16	69	1,230	116	(10)	1,421

Total assets	$6,846	$8,695	$14,020	$1,006	$(16,051)	$14,516

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,161	$13	$—	$2,174
Short-term intercompany notes and interest payable	23	399	6	85	(513)	—
Other current liabilities	172	550	1,495	105	(343)	1,979
Long-term intercompany notes	367	—	13	256	(636)	—
Long-term debt (less current maturities)	—	1,564	—	—	—	1,564
Other noncurrent liabilities	35	171	2,250	104	(10)	2,550
Shareholders’ equity	6,249	6,011	8,095	443	(14,549)	6,249

Total liabilities and shareholders’ equity	$6,846	$8,695	$14,020	$1,006	$(16,051)	$14,516

December 31, 2004
Assets
Cash and cash equivalents	$141	$31	$1,256	$71	$—	$1,499
Short-term investments	—	109	364	—	—	473
Assets held for sale	—	—	52	—	—	52
Short-term intercompany notes and interest receivable	—	93	415	3	(511)	—
Other current assets	352	14	2,456	170	(392)	2,600
Trademarks, net	—	—	2,223	180	—	2,403
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	170	36	—	206
Long-term intercompany notes	—	281	384	10	(675)	—
Investment in subsidiaries	6,260	7,970	65	—	(14,295)	—
Other assets and deferred charges	15	105	1,293	106	(9)	1,510

Total assets	$6,768	$8,603	$13,999	$940	$(15,882)	$14,428

Liabilities and Shareholders’ equity
Liabilities related to assets held for sale	$—	$—	$11	$—	$—	$11
Tobacco settlement and related accruals	—	—	2,367	14	—	2,381
Short-term intercompany notes and interest payable	21	394	6	90	(511)	—
Other current liabilities	158	470	1,328	96	(389)	1,663
Long-term intercompany notes	384	—	18	273	(675)	—
Long-term debt (less current maturities)	—	1,595	—	—	—	1,595
Other noncurrent liabilities	29	194	2,288	100	(9)	2,602
Shareholders’ equity	6,176	5,950	7,981	367	(14,298)	6,176

Total liabilities and shareholders’ equity	$6,768	$8,603	$13,999	$940	$(15,882)	$14,428

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2005 with the third quarter of 2004 and the first nine months of 2005 with the first nine months of 2004. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     RJR Tobacco believes, however, that it has numerous bases for successful appeals in its pending cases, and both RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. As a result, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for smoking and health tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited) as of September 30, 2005. As discussed in more detail in note 7 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $96 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Settlement Agreements
     As discussed in note 7 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other settlement agreements, see

“ — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited).
Intangible Assets
     Intangible assets include goodwill, trademarks and other intangibles and are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. Although RAI believes it bases its impairment testing, generally performed on an annual basis in the fourth quarter, and any resulting impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the competitive environment worsens, or RAI’s operating companies’ strategic initiatives or the business combination transactions adversely affect RAI’s financial performance, the fair value of RJR Tobacco’s goodwill and trademarks could be impaired in future periods.
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
Recently Issued Accounting Pronouncements
     In September 2005, the FASB’s EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 requires two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for RAI for new arrangements entered into after April 1, 2006. RAI does not expect the adoption of EITF No. 04-13 to have a material impact on its financial position, results of operations or cash flows.

     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” relating to obligations to perform an asset retirement activity in which the timing and the method of settlement is conditional upon a future event. FIN No. 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for RAI no later than December 31, 2005. RAI has not yet determined the impact of the adoption of FIN No. 47 on its financial position, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs to be recognized as expenses when incurred. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested.
Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change
Net sales[1]	$2,149	$1,866	15.2%	$6,209	$4,436	40.0%
Cost of products sold[1,2]	1,384	1,139	21.5%	3,736	2,647	41.1%
Selling, general and administrative expenses	399	377	5.8%	1,175	970	21.1%
Loss on sale of assets	—	—	NM3	25	—	NM3
Amortization expense	9	11	(18.2)%	33	11	NM3
Restructuring and asset impairment charges	—	(7)	NM3	(1)	(25)	NM3

Operating income	$357	$346	3.2%	$1,241	$833	49.0%

[1]	Excludes excise taxes of $573 million and $525 million for the three months ended September 30, 2005 and 2004, respectively, and $1.6 billion and $1.3 billion for the nine months ended September 30, 2005 and 2004, respectively.

[2]	See Cost of products sold below for further information related to settlement and federal tobacco buyout expense.

[3]	Percent change is not meaningful.

     Net sales for the third quarter of 2005 increased $283 million from the comparable prior-year quarter, primarily due to increased volume of $159 million, driven by the business combination, and higher pricing net of higher discounting. Net sales increased $1.8 billion during the first nine months of 2005 from the comparable prior-year period, primarily due to increased volume of $1.6 billion, driven by the business combination and higher pricing net of higher discounting. RAI’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     Domestic shipment volume, in billions of units for RAI’s operating subsidiaries and the industry, were as follows1:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2005	2004	Change	2005	2004	Change
RJR Tobacco investment brands:
CAMEL excluding Regular	6.0	5.6	5.9%	16.3	16.2	0.6%
KOOL	3.0	2.1	NM3	8.7	2.1	NM3

RJR Tobacco selective support brands:
DORAL	4.5	4.7	(2.6)%	12.9	13.8	(6.5)%
WINSTON	3.7	3.9	(4.1)%	10.8	11.2	(3.6)%
SALEM	2.0	2.2	(11.1)%	5.8	6.7	(13.4)%
PALL MALL Savings	1.5	1.0	NM3	4.3	1.0	NM3

RJR Tobacco non-support brands	7.5	6.6	13.9%	21.8	12.6	73.0%

RJR Tobacco total full-price	17.0	15.9	7.1%	48.6	40.4	20.4%
RJR Tobacco total savings	11.2	10.1	10.4%	32.1	23.2	38.2%

RJR Tobacco total domestic	28.2	26.0	8.4%	80.7	63.6	26.9%
Other	0.6	0.6	0.0%	1.8	1.7	10.0%

RAI total domestic	28.8	26.6	8.2%	82.6	65.3	26.5%

Industry[2]:
Full-price	70.4	70.8	(0.6)%	204.6	205.8	(0.6)%
Savings	28.7	30.3	(5.1)%	82.5	89.7	(8.0)%

Industry total domestic	99.1	101.1	(1.9)%	287.1	295.5	(2.8)%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect revised methodology adopted to better estimate industry volume.

[3]	Percent change is not meaningful due to only two months of sales in 2004 for KOOL and PALL MALL.
     RJR Tobacco’s total domestic shipment volume increased 8.4% in the third quarter of 2005 from the third quarter of 2004 and 26.9% in the first nine months of 2005 from the first nine months of 2004. These increases reflect the impact of the business combination offset in part by the underlying declines in consumption, or retail sales to consumers.
     Shipments in the full-priced tier decreased to 60.4% of RJR Tobacco’s total domestic shipments during the third quarter of 2005 as compared with 61.2% in the prior-year quarter. RJR Tobacco’s full-price shipments were 60.2% and 63.5% of total shipments for the nine months ended September 30, 2005 and 2004, respectively. These decreases are primarily due to the combination of the former B&W brands, which were more heavily weighted in the savings category. Industry full-price shipments as a percentage of total domestic shipments increased to 71.0% from 70.0% in the three months ended September 30, 2005 and 2004, respectively; and to 71.3% from 69.7% in the nine months ended September 30, 2005 and 2004, respectively.
     The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio resulting from the business combination had been combined as of July 1, 2004. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were:

	Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2005	2005	Change	2004	Change
RJR Tobacco investment brands:
CAMEL excluding Regular	6.55%	6.53%	0.01	6.36%	0.18
KOOL	3.00%	2.97%	0.03	2.76%	0.24

RJR Tobacco selective support brands:
DORAL	4.61%	4.69%	(0.08)	4.89%	(0.28)
WINSTON	3.98%	4.04%	(0.07)	4.12%	(0.14)
SALEM	2.15%	2.20%	(0.05)	2.63%	(0.48)
PALL MALL Savings	1.54%	1.50%	0.04	1.57%	(0.03)
ECLIPSE	0.01%	0.01%	—	0.02%	(0.00)

RJR Tobacco non-support brands	7.82%	7.92%	(0.10)	8.40%	(0.57)

RJR Tobacco total domestic	29.66%	29.88%	(0.21)	30.75%	(1.08)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles continued to grow compared with the prior-year period based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. In addition, the brand launched Turkish Silver in April 2005. KOOL continues to maintain its appeal among adult menthol smokers and increased its share in the third quarter of 2005 over the prior-year quarter. At the end of the second quarter, RJR Tobacco introduced KOOL’s “Be True” advertising campaign to support KOOL’s future growth potential.
     The combined share of market of RJR Tobacco’s investment brands during the third quarter of 2005 showed improvement over the preceding quarter and prior-year quarter. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. The results for the first nine months of 2005 were in line with the brand portfolio strategy announced in early 2005.
     RJR Tobacco’s full-price share position of 18.16% of the market in the third quarter of 2005 declined 0.13 share points from the second quarter of 2005 and 0.42 share points from the third quarter of 2004. RJR Tobacco’s savings share position of 11.51% of the market in the third quarter of 2005 declined 0.08 share points from the second quarter of 2005 and 0.67 share points compared with the third quarter 2004.
     Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share for the first nine months of 2005 compared with the comparable 2004 period.
     Cost of products sold increased $245 million in the third quarter of 2005 from the third quarter of 2004, and increased $1.1 billion for the first nine months of 2005 compared with the first nine months of 2004, primarily due to increased MSA settlement and federal tobacco buyout expenses, as detailed in the schedule below. The increase in cost of products sold for the first nine months of 2005 compared with the first nine months of 2004 also was driven by integration costs of $14 million and $376 million higher variable product costs related to volume of acquired operations, including BAT contract manufacturing.

     Cost of products sold includes the following components for MSA settlement and federal tobacco buyout expenses:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Ongoing settlement	$717	$652	$2,014	$1,592
Phase II growers’ liability offset	—	—	(79)	—
Phase II growers’ expense	39	—	39	—

Total settlement expense	$756	$652	$1,974	$1,592

Federal tobacco quota buyout	$67	$—	$202	$—
Federal quota tobacco stock liquidation assessment	74	—	81	—

Total quota buyout expense	$141	$—	$283	$—

     MSA expenses are expected to be approximately $2.6 billion in 2005, subject to adjustment for changes in volume and other factors and the federal tobacco quota buyout is expected to be approximately $345 million in 2005. For additional information, see “-Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
     Selling, general and administrative expenses increased $22 million from the prior-year quarter, primarily due to increased marketing and other increased costs related to operations acquired in the business combination, partially offset by integration costs of $36 million in the third quarter of 2005 compared with $62 million for the prior-year quarter. Selling, general and administrative expenses increased $205 million during the first nine months of 2005 compared with the prior-year period, primarily due to increased legal expenses and other increased costs related to acquired operations, partially offset by $33 million growers’ settlement recorded in the first quarter of 2004. Integration costs were $74 million for the first nine months of 2005 compared with $87 million for the prior-year period.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended September 30, 2005 and 2004, RJR Tobacco’s product liability defense costs were $32 million and $34 million, respectively. For the nine-month periods ended September 30, 2005 and 2004, RJR Tobacco’s product liability defense costs were $111 million and $79 million, respectively. The increase in product liability defense costs for the first nine months of 2005 compared with the prior-year period was primarily related to the assumption of certain B&W litigation as a result of the business combination and the Department of Justice case.
     “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in "-Litigation Affecting the Cigarette Industry-Overview” in note 7 to condensed consolidated financial statements (unaudited):
•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.
     “Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research -U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “-Litigation Affecting the Cigarette Industry-Overview” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “-Litigation Affecting the Cigarette Industry-Scheduled Trials” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of September 2006.
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
     Loss on sale of assets of $25 million relates to RJR Tobacco’s sale of its packaging operations on May 2, 2005, to a consortium of five packaging companies for $48 million.
     RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $28 million for severance and related benefits to be paid by RJR Tobacco to approximately 185 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months from the date of closing. The termination of the packaging employees triggered a remeasurement of the plan assets and benefit obligations of certain of RAI’s pension and postretirement plans. The remeasurement resulted in an additional minimum liability of $362 million and a one-time net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income.
     Pursuant to various supply contracts entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. Accordingly, anticipated purchases over the transition period will be recorded at approximate current market prices.
     Amortization expense of $9 million and $33 million were recorded during the three- and nine-month periods ended on September 30, 2005, respectively, relating to intangibles acquired in the business combination and finite-lived trademarks. During the three-month period ended on September 30, 2004, $11 million was recorded relating to intangibles acquired in the business combination based on preliminary valuations.
     Restructuring and asset impairment charge adjustment of $1 million was recorded during the nine-month period ended on September 30, 2005, and $7 million and $25 million were recorded during the three- and nine-month periods ended on September 30, 2004, respectively.

2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(49)	—	—	(49)

Balance, September 30, 2005	$26	$—	$—	$26

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
     During 2004, RJR Tobacco decided that approximately 750 sales positions that were expected to be outsourced would not be eliminated and had approximately 100 other less-than-expected workforce reductions, primarily in manufacturing. Accordingly, associated severance and related benefits of $34 million, or $20 million after tax, was reversed from the restructuring charge during 2004.
     After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will be paid through 2007.
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of September 30, 2005, $199 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of September 30, 2005, $21 million is included in other current liabilities and $5 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan. Cost savings related to the 2003 restructuring charges were $188 million during the first nine months of 2005, and are expected to be $252 million for the full year 2005 and $258 million on an annualized basis thereafter.

2002 Restructuring and Asset Impairment Charges
     The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Utilized in 2005	(2)	—	—	(2)
Adjusted in 2005	—	—	(1)	(1)

Balance, September 30, 2005	$2	$—	$1	$3

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
     The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations, a revaluation of the fair value of RJR Tobacco’s packaging business resulted in additional impairment of $40 million in the fourth quarter of 2004.
     Assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets are classified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 30, 2005, the carrying amounts of the major classes of assets and liabilities in the disposal group included $3 million of property, plant and equipment and other. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003 and the sale of its packaging operations during the second quarter of 2005.
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
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of September 30, 2005, $52 million of this amount had been paid. The $201 million non-cash portion included $44 million related to employee benefits, $155 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of September 30, 2005, $3 million is included in other current liabilities. Cost savings related to the 2002 restructuring charges were $45 million during the first nine months of 2005, and are expected to be $60 million on an annualized basis thereafter.

     Interest and debt expense was $31 million and $81 million during the three- and nine-month periods ended September 30, 2005, respectively, an increase of $10 million and $19 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher interest rates and higher debt.
     Interest income was $23 million and $53 million during the three- and nine-month periods ended September 30, 2005, respectively, an increase of $16 million and $37 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher interest rates and to a lesser extent higher average cash balances.
     Other expense was $7 million and $14 million during the three- and nine-month periods ended September 30, 2005, respectively, an increase of $8 million and $10 million from the respective comparable prior-year periods. The increases are primarily due to $7 million net costs related to the extinguishment of the 2006 Notes.
     Provision for income taxes was $129 million, or an effective rate of 37.9%, in the third quarter of 2005 compared with $43 million, or an effective rate of 12.9%, in the third quarter of 2004. The provision for income taxes during the first nine months of 2005 was $454 million, or an effective rate of 37.9%, compared with $221 million, or an effective rate of 28.2%, in the prior-year period. The 2005 periods were impacted by the estimated impact of the domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004, and the favorable resolution of certain state tax matters during 2005. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items. The 2004 periods were impacted mainly by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $96 million, offset in part by state tax and certain non-deductible items.
     Gain on sale of discontinued businesses was $1 million during nine-month period ended September 30, 2004, reflecting net settlements associated with the 1999 sale of the international business to Japan Tobacco Inc.
     Extraordinary item was $49 million income during the three- and nine-month period ended September 30, 2004, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters.
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

     The second quarter debt issuance and the third quarter tender offer of the 2006 Notes resulted in the following material changes in RAI’s contractual obligations:

	Payments Due by Period
		Less than 1
		Year	1-3 Years	4-5 Years	Thereafter
	Total	(2005)	(2006-2007)	(2008-2009)	(2010 +)
Long-term debt issued in June 2005, exclusive of interest[1]	$499	$—	$—	$—	$499
Long-term debt reduction related to the tender offer of the 2006 Notes exclusive of interest[1]	(310)	—	(310)	—	—
Interest payments related to long-term debt issued in June 2005 net of the 2006 Notes reduction[1]	229	9	62	68	90

Total change in cash obligations	$418	$9	$(248)	$68	$589

[1]	For more information about RJR’s long-term debt, see “ —Debt” below and note 6 to condensed consolidated financial statements (unaudited).
Cash Flows
     Net cash flows from operating activities were $851 million in the first nine months of 2005, compared with $489 million in the first nine months of 2004. This change is primarily due to higher net income and favorable working capital movements, including inventory and accounts receivable. These increases were offset in part by higher 2005 MSA payments and higher pension funding in 2005.
     Net cash flows used in investing activities were $663 million in the first nine months of 2005, compared with $344 million net cash flows from investing activities in the prior-year period. This change is primarily due to higher net purchases of short-term investments offset in part by proceeds from the sale of the packaging business in 2005. Cash flows from investing for the 2004 period was also impacted by $204 million net cash received related to the business combination transactions.
     Net cash flows used in financing activities were $295 million in the first nine months of 2005, compared with $304 million in the prior-year period. This change is primarily due to the $500 million debt issuance proceeds in June 2005 less the tender offer for the 2006 Notes, offset in part by higher dividends paid reflecting the outstanding shares of common stock issued in consideration of the business combination.
Stock Repurchases
     RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership level of 42%, RAI was required to repurchase shares, dependent upon certain stock issuances, through September 2005. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under these plans are cancelled at the time of repurchase. During the first nine months of 2005, RAI repurchased 41,777 shares of its common stock at an aggregate cost of $3 million.
Dividends
     On July 13, 2005, RAI’s board of directors declared a quarterly cash dividend of $1.05 per common share, which equals $4.20 per common share on an annualized basis. The dividend was payable on October 3, 2005, to shareholders of record as of September 9, 2005. This 11% increase in dividends is an initial step toward meeting the stated policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries’ capital expenditures were $74 million for the first nine months of 2005 compared with $50 million for the first nine months of 2004. The increase in 2005 reflects $38 million of capital expenditures that were incurred to continue the operations integration resulting from the business combination. RAI’s operating subsidiaries plan to spend an additional $50 million to $60 million for capital expenditures during the remainder of 2005, funded primarily by cash flows from operations. The estimated remaining 2005 amount includes $17 million capital expenditures that are expected to be incurred relating to the operations integration. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2005.
Debt
     RJR’s revolving credit facility with a syndicate of banks has a committed amount of $486 million through January 2007. RJR can use the full credit facility to obtain loans or letters of credit, at its option.
     Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. As described below, the collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At September 30, 2005, RJR had $26 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $460 million of the facility was available for borrowing.
     RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at September 30, 2005.
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
     In conjunction with the Private Offering, RJR commenced in June 2005, the Offer for any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, and a consent solicitation to amend the related indenture. The consents were solicited to approve the Amendments, which eliminated substantially all of the restrictive covenants and one of the events of default with respect to the 2006 Notes. After RJR received the requisite consents to the Amendments, RJR, the guarantors of the 2006 Notes and the indenture trustee entered into a supplemental indenture effecting the Amendments, which affect only the 2006 Notes. In July 2005, RJR used a portion of the proceeds from the Private Offering to extinguish approximately $310 million of the 2006 Notes that were tendered pursuant to the Offer. The remainder of the Private Offering proceeds will be maintained and used to pay at maturity the 2006 Notes that were not tendered in the Offer, or at RJR’s discretion, to redeem the 2006 Notes. In accordance with the terms of the Amendments, the outstanding 2006 Notes that were not tendered in the Offer are no longer secured, but remain guaranteed by RAI and certain of RJR’s subsidiaries, as described below. In the third quarter of 2005, RJR recorded $7 million of net costs related to the extinguishment of the 2006 Notes.
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
     As of September 30, 2005, RJR had $1.45 billion of guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2007 through 2015 and $190 million guaranteed, unsecured notes outstanding, at a fixed annual interest rate of 7.75% due in 2006. In addition, as of September 30, 2005, RJR had $89 million of notes outstanding which were neither secured nor guaranteed, at fixed annual interest rates of 8.5% to 9.25%, due in 2007 through 2013. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
     RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. Under certain conditions, including RJR’s guaranteed, secured debt remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets, including the stock of certain of their subsidiaries, to secure their obligations under RJR’s credit facility, such pledge also has secured their obligations under these interest rate swap agreements.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2005.
Litigation and Settlements
     Various legal proceedings, including actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 7 to condensed consolidated financial statements (unaudited).
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
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. The MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other settlement agreements, see “—Governmental

Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited). The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
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
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.46 per pack in Rhode Island. In 2005, seven state legislatures have increased their cigarette excise tax per pack: Kentucky (from $0.03 to $0.30), Maine (from $1 to $2), New Hampshire (from $0.52 to $0.80), North Carolina (from $0.05 to $0.30 with an additional $0.05 effective in 2006), Ohio (from $0.55 to $1.25), Washington (from $1.425 to $2.025) and Virginia, whose graduated increase of $0.10 per pack (from $0.20 to $0.30) passed in 2004, went into effect. Although not a tax “increase,” Idaho voted to make permanent $0.29 of the state’s cigarette excise tax that was scheduled to sunset on June 30, 2005; the tax remains at $0.57 per pack. After consideration of these actions, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average, is $0.774. Several states still have pending legislation proposing excise tax increases.
     In addition, Minnesota enacted a “health impact fee,” effective August 1, 2005, that among other things imposes a $0.75 per pack fee on cigarettes, which is in addition to its current cigarette excise tax of $0.48 per pack. The legislation imposing the health impact fee expressly states that its purpose is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and certain other tobacco manufacturers and distributors have filed a motion in Minnesota state court to enforce provisions of the Minnesota settlement agreement, which in the view of RJR Tobacco and the other moving parties released any right the state might have to claim additional compensation for such costs, beyond that provided by the ongoing payments made to the state annually pursuant to the terms of the settlement agreement. A hearing on this motion was held on September 29, 2005. Additional briefing was requested by the court and was completed in October 2005.
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
     In June 2000, the New York state legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York state after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York state comply with this standard. In 2005, each of California and Vermont enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement will take effect in Vermont on May 1, 2006, and in California on January 1, 2007. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
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
     Additionally, 44 states have enacted legislation that closes a loophole in the MSA. The loophole allows NPMs that concentrate their sales in a single state, or a limited number of states, to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA (i.e., the state’s “allocable share”). NAAG has endorsed adoption of the allocable share legislation needed to eliminate this loophole. Following a challenge by NPMs, the United States District Court for the Southern District of New York

has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.
     Finally, four states, Alaska, Michigan, Minnesota and Utah, have enacted “equity assessments” on NPMs’ products. This legislative initiative has not been endorsed by NAAG, and one NPM has filed a challenge to the equity assessment in Michigan.
     Thirty-three states have passed and several additional states are considering statutes limiting the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six other jurisdictions, the filing of a notice of appeal automatically stays the judgment of the trial court.
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, eliminating the U.S. government tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $10.1 billion, payable over ten years, including approximately $9.6 billion of fixed obligation and approximately $540 million resulting from the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 and scheduled to expire by the end of 2010 will be continued, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $265 million for 2005, $255 million for 2006 and $250 million per year thereafter. RAI’s operating subsidiaries have incurred $74 million and $81 million of expense for the three months and nine months ended September 30, 2005, respectively, related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $20 million has been paid through the third quarter of 2005, and the remaining amount is scheduled to be paid over the next five quarters. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
     RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA and expected cost savings on domestic leaf purchases as a result of the elimination of the tobacco quota program. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial condition and results of operations. Of the accrued but unpaid MSA Phase II obligations, $69 million was reversed in the fourth quarter of 2004, and $79 million was reversed in the first six months of 2005.
     On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment of approximately $37 million. On August 19, 2005, the North Carolina Supreme Court reversed the lower court’s decision, and remanded the case back to the North Carolina Business Court, where the MSA Phase II payments of approximately $111 million previously made for 2004 were released to the beneficiaries of the growers’ trust. On October 19, 2005, the North Carolina Business Court denied RJR Tobacco’s motion for additional proceedings on the issue of the payment of the fourth quarter MSA Phase II payment of approximately $37 million, ordered RJR Tobacco to make this payment within ten business days and ordered RJR Tobacco to pay pre-judgment interest at 8% per annum from December 15, 2004, until the payment is made. In the third quarter of 2005, RJR Tobacco recognized $39 million of expense relating to the court ruling.
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
     For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, including B&W, see note 7 to condensed consolidated financial statements (unaudited).
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
     For further discussion of environmental matters, see “-Environmental Matters” in note 7 to condensed consolidated financial statements (unaudited).
Other Contingencies and Guarantees
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on either or both of RAI and RJR Tobacco.
     Also, as part of the business combination, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its estimated pre-closing accrued liabilities under the MSA and related agreements, referred to as the MSA Liability Amount. B&W will indemnify RAI and its subsidiaries to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco exceed, and RJR Tobacco will indemnify B&W to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco are less than, the MSA Liability Amount. On February 14, 2005, RJR Tobacco received a formal notice from B&W claiming that B&W was entitled to a return of approximately $52.8 million of the MSA Liability Amount resulting from the offset of B&W’s pre-closing MSA Phase II obligations against certain of RJR Tobacco’s tobacco quota obligations as a result of FETRA. In the third quarter of 2005, RJR Tobacco agreed to pay B&W $14 million in settlement of this claim.
     In the first quarter of 2005, Commonwealth Brands, Inc. was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the 1996 Purchase Agreement, in which B&W agreed to indemnify Commonwealth for certain claims. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement.
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
     As described above under “—Commitments and Contingencies — Litigation Affecting the Cigarette Industry” in note 7, RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $96 million that were recorded in 1999 in connection with these indemnification claims.
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and continued pressure from deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs;

•	any potential costs or savings associated with realigning the cost structure of RAI and its subsidiaries;

•	the ability to realize the anticipated benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost and availability of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RJR’s securities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at September 30, 2005.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RAI and its subsidiaries, including RJR Tobacco, and its indemnitees, including B&W, see note 7 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “- Governmental Activity” included in Part I-Financial Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI repurchases shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership level of 42%, RAI was required to repurchase shares, dependent upon certain stock issuances, through September 2005. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares repurchased are cancelled at the time of repurchase.
     The following table summarizes RAI’s share purchases of common stock during the third quarter of 2005:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased	Share	Programs	Programs
July 1, 2005 to July 31, 2005	—	—	—	N/A

August 1, 2005 to August 31, 2005	4,752	$85.45	—	N/A

September 1, 2005 to September 30, 2005	4,135	81.27	—	N/A

Third Quarter Total	8,887	$83.51	—	N/A

     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. RJR’s revolving credit facility limits the payment of dividends by RAI, a guarantor of the credit facility, on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition” in Part I, Item 2 and note 6 to condensed consolidated financial statements (unaudited). RJR believes that the provisions of its credit facility and the guarantees of its credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 21, 2005, RJR commenced the Offer to purchase any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, and a consent solicitation to amend the related indenture. The Amendments required the consent of at least a majority of the noteholders to become effective. The Offer expired on July 19, 2005, with holders of approximately $310 million of the 2006 Notes having tendered their notes and having consented to the Amendments. The Amendments substantially eliminated all of the restrictive covenants and one of the events of default with respect to the 2006 Notes.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

4.1	Fourth Supplemental Indenture, dated July 6, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and various subsidiaries of Reynolds American Inc. as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated July 6, 2005).

10.1	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc.

10.2	Octobe 2005 Amendments to the Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
/s/ Dianne M. Neal
Dianne M. Neal
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 3, 2005