Form 10-K
period 2005-12-31
REYNOLDS AMERICAN INC
filed 2006-02-27
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
                                               (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Exchange Act.     Yes ☑     No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
      The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2005, was approximately $6.7 billion, based on the closing price of $78.80. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 17, 2006: 147,488,022 shares of common stock, par value $.0001 per share.
Documents Incorporated by Reference:
      Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 29, 2006, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business
      Reynolds American Inc. was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol RAI. RAI was created to facilitate transactions on July 30, 2004, to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. RJR is now a wholly owned subsidiary of RAI.
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
      RAI’s Internet web site address is www.reynoldsamerican.com. RAI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through RAI’s web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. RAI’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
      RAI’s wholly owned subsidiaries include its operating subsidiaries, RJR Tobacco, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI.
      RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2005. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.
      RJR Tobacco’s brand portfolio strategy, which took effect at the beginning of 2005, established three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The non-support brands are managed to maximize near-term profitability. RJR Tobacco expects that, over a four to six-year time frame, this focused portfolio strategy will result in growth in RJR Tobacco’s total market share, as gains on investment brands offset declines among other brands.
      Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, and manages a contract manufacturing business.

Acquisitions and Business Combination Transactions
      Prior to June 1999, RJR was a subsidiary of Nabisco Group Holdings Corp., referred to as NGH. In May 1999, RJR transferred cash and its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders. Shares of RJR common stock began trading separately on June 15, 1999. In 2000, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash.
      On January 16, 2002, RJR acquired all of the voting stock of privately held Santa Fe for $354 million. Although Santa Fe is an operating segment of RAI, its financial condition and results of operations do not meet the materiality criteria to be reportable as a separate segment. As a result, information related to Santa Fe is not generally disclosed separately in this document.
      On July 16, 2002, RJR acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. RJR’s operating subsidiary, GPI, manages its interest in the joint venture. The joint venture, headquartered in Switzerland, markets its products in France, Spain, the Canary Islands, Italy, Andorra, Belgium and Luxembourg. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture. This investment is accounted for using the equity method.
      RAI believes that the acquisitions of NGH and Santa Fe, and the joint venture with Gallaher Group Plc have provided meaningful opportunities for RAI to build shareholder value. Santa Fe’s approach to building brand equity is consistent with RJR Tobacco’s strategy for its investment brands, and the acquisition was originated in order to enhance RAI’s consolidated earnings. The joint venture provides RAI an opportunity to compete in the growing international American-blend market, and became accretive to earnings in 2004.
      RAI facilitated the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of B&W with RJR Tobacco, a wholly owned operating subsidiary of RJR. Upon completion of the combination transactions, B&W owned 61,952,762 shares, or 42%, of RAI’s outstanding common stock. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share. Previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, on a one-for-one basis, resulting in their ownership of approximately 58% of RAI’s common stock outstanding at the date of closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction was treated as a purchase of the B&W net assets by RJR for financial accounting purposes.
      As part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements. RJR Tobacco has agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements.
      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which owns all of the capital stock of Lane. BAT retained the rights to use DUNHILL and other BAT trademarks outside the United States.
      Additionally, as part of the combination transactions, RJR contributed all of the capital stock of Santa Fe to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe and RJR became direct, wholly owned subsidiaries of RAI.
      RAI believes the business combination transactions have provided significant efficiencies and have enhanced RJR Tobacco’s ability to compete effectively in the U.S. market. The merger is accretive to earnings and provides value and return to RAI’s shareholders. Full integration of the two companies is expected to be completed in 2006. The business combination is expected to result in approximately $600 million in annualized savings by the end of 2006, including headcount reductions and operations consolidation, when compared with a separate entity basis.
      In December 2005, GPI acquired from Japan Tobacco Inc., its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million expected to be allocated on the basis of the fair market value of the inventory and intangible assets acquired. The related rights were previously sold to Japan Tobacco Inc. in 1999 as a part of the sale of RJR’s international tobacco business.

Industry Overview
      RAI’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand is expected to continue to decline over time.
      U.S. cigarette shipments as tracked by Management Science Associates, Inc., referred to as MSAi, decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000, declined 3.2% in 2001, 3.7% in 2002, 5.1% in 2003 and 1.8% in 2004. In 2005, shipments declined 3.4% to 381.0 billion cigarettes, or units. From December 1999 to December 2005, wholesale cigarette prices of the major manufacturers for full-price brands increased $0.70 per pack overall. The average wholesale list price of a pack of RJR Tobacco’s full-price brands was $2.84 at December 31, 2005, $2.75 at December 31, 2004, and $2.76 at December 31, 2003. After a January 2006 price increase on certain non-investment brands, the average wholesale list price of RJR Tobacco’s full-price brands is $2.89.
      Profitability of the U.S. cigarette industry and RAI continues to be adversely impacted by increases in state excise taxes and competitive promotional spending.

Competition
      RAI’s operating subsidiaries’ primary competitors include Philip Morris USA Inc., a subsidiary of Altria Group, Inc. and Lorillard Tobacco Company, an indirect subsidiary of the Loews Corporation, as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the MSA and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. From 1998 through 2002, the premium or full-price tier was negatively impacted by widening price gaps between those brands and the deep-discount brands. Since 2003, the price gap has remained relatively level. For further discussion, see “— Litigation Affecting the Cigarette Industry-Governmental Health-Care Cost Recovery Cases-MSA and Other State Settlement Agreements” below and “— Overview and Business Initiatives” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
      Based on data collected by Information Resources Inc./ Capstone Research, Inc., referred to as IRI, during 2005, 2004 and 2003, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 50.73%, 50.00% and 49.37%, respectively. During these same years, the combined share of RJR Tobacco and B&W was 29.98%, 30.82% and 32.09%, respectively, and the remaining participants held lesser shares.
      Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI. These two organizations are the primary sources of data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RAI primarily as an indicator of the relative performance of industry participants, and brands and market trends. However, you should not rely on the market share data reported by IRI as being precise measurements of actual market share because IRI is not able to effectively track the volume of all deep-discount brands. RAI believes that deep-discount brands made by small manufacturers have a combined market share of 13% to 15% of U.S. industry unit sales. Accordingly, the retail share of market of RAI’s operating subsidiaries and its brands as reported by IRI may overstate their actual market share.

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
      Historically, major manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers grew substantially since the MSA was signed in November 1998 through 2003. This growth was driven by their significantly lower prices due to cost advantages, including lower MSA payments. The market share of the deep-discount brands has had, and will continue to have, an adverse impact on the profitability of the remaining industry participants.

Strategy
      RAI will focus on delivering sustainable earnings growth, strong cash flow and building long-term shareholder value. To this end, RAI expects its activities and initiatives to be driven by the strategic platforms of long-term market share growth and productivity enhancement for its key tobacco operating subsidiaries, while maintaining high standards of corporate governance and business conduct in a high performing culture.

Marketing
      RAI’s operating subsidiaries are committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing includes list price changes, discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” The cost of free product promotions is recorded in cost of goods sold. Consumer coupons are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail.
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
      Since the business combination, RJR Tobacco has developed a new brand portfolio strategy, which took effect at the beginning of 2005. The new strategy establishes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The non-support brands are managed to maximize near-term profitability. RJR Tobacco expects that, over a four to six-year time frame, this focused portfolio strategy will result in growth in RJR Tobacco’s total market share, as gains on investment brands offset declines among other brands.
      During 2005, CAMEL’s filtered styles accelerated their growth based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. In addition, RJR Tobacco launched Turkish Silver in April 2005. Initiatives launched in prior years to actively market CAMEL’s three distinct product families — Classic, Turkish and Exotic Blends — also contributed to the brand’s performance in 2005.

      During 2005, RJR Tobacco introduced KOOL’s “Be True” advertising campaign to support KOOL’s future growth potential. KOOL’s full-year share of market increased in 2005 to its highest level since 1999 due to this and other initiatives to strengthen its appeal among adult menthol smokers.
      The combined share of market of the investment brands during 2005 showed improvement over 2004. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. This decline was partially driven by RJR Tobacco’s strategic shifts in 2005 to give significant resources to the investment brands. Within the selective support brands, PALL MALL savings continued to show slight share growth in 2005. ECLIPSE continues to be sold in limited distribution throughout the country and is supported by a cost-efficient marketing plan. Through 2005, share loss of non-investment brands has moderated.
      RJR Tobacco expects, that over a four to six-year time frame, this focused portfolio strategy will result in growth in total company share, as gains on investment brands offset declines among other brands.
      Also, in the fourth quarter of 2005, RJR Tobacco opened Marshall McGearty tobacco lounge in Chicago as an age-restricted venue, which sells its new premium MARSHALL MCGEARTY TOBACCO ARTISANS cigarette brand.
      During the year, Santa Fe’s NATURAL AMERICAN SPIRIT brand grew share and volume, demonstrating the continuing strength of the brand’s equity and premium positioning. Lane grew its volume in the roll-your-own category, as well as increased volume for DUNHILL, its primary cigarette brand.
      Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising and the testing and introduction of new cigarette products. The MSA and other state settlement agreements and other federal, state and local laws restrict utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes. RAI’s operating subsidiaries continue to use advertisements in magazines where the vast majority of readers are adults 18 years of age or older, direct mailings and other means to market its brands and enhance their appeal among age-verified adult smokers. RAI’s operating subsidiaries continue to advertise and promote at retail cigarette locations and in adult venues where permitted. See note 1 to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information, including advertising expense.

Manufacturing and Distribution
      RJR Tobacco owns its cigarette manufacturing facilities, two of which are located in the Winston-Salem, North Carolina area: Tobaccoville, a two-million square-foot facility constructed in 1985; and the Whitaker Park complex, which includes a one-and-one-half-million square-foot plant, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. As a result of the business combination, RJR Tobacco also owns the former B&W manufacturing facility in Macon, Georgia. RJR Tobacco expects to close the one-and-one-half million square-foot Macon plant in 2006 and plans to sell the facility. After the closure of the Macon plant, RJR Tobacco will have a combined production capacity of approximately 160 billion cigarettes per year. These facilities are pledged as security for RJR Tobacco’s obligations as guarantor under RJR’s revolving credit facility and RJR’s $1.45 billion guaranteed, secured notes. For further information related to pledged security, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Debt” in Item 7 and notes 9 and 12 to consolidated financial statements.
      RJR Tobacco sells its cigarettes primarily to distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2005 or 2004.
      Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 25%, 27% and 31% of RAI’s consolidated revenue in 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of RAI’s revenue during those years. RJR Tobacco believes that its relationship with McLane is good. RJR Tobacco’s sales to McLane are not governed by any written supply contract; however, McLane and

RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes McLane’s inventory to manage the supply and level of McLane’s inventory. McLane and RJR Tobacco also are parties to certain contracts in which consideration is based on McLane’s compliance with specified performance levels and incentive terms.
      RAI’s operating subsidiaries’ net sales to foreign countries for the years ended December 31, 2005, 2004 and 2003 were $548 million, $304 million and $94 million, respectively.

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
      On October 22, 2004, the President signed legislation eliminating the U.S. government’s tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries estimate that their overall share will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA.
      Under the terms of settlement agreements with flue-cured and burley tobacco growers, and quota holders in connection with the DeLoach class action litigation, RJR Tobacco is required, among other things, to purchase minimum amounts of U.S. flue-cured and burley tobacco, subject to adjustment based on its annual total requirements for each type of tobacco. For additional information related to the DeLoach case, see “— Litigation Affecting the Cigarette Industry — Antitrust Cases” in Item 3.

Research and Development
      RJR Tobacco’s research and development activities are located in its Bowman Gray Technical Center in its Whitaker Park complex. Scientists and engineers at this facility continue to work to create more efficient methods of preparing tobacco blends, as well as develop product enhancements, new products and packaging innovations. A focus for research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco’s research and development expense for the years ended December 31, 2005, 2004 and 2003 was $53 million, $48 million and $54 million, respectively.

Intellectual Property
      RAI’s operating subsidiaries own or have the right to use numerous trademarks, including the brand names of their cigarettes and the distinctive elements of their packaging and displays. RAI’s operating subsidiaries’ material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as RAI’s subsidiaries continue to use the trademarks. The operating subsidiaries consider the distinctive blends and recipes used to make each of their brands to be trade secrets. These trade secrets are not patented, but RAI’s operating subsidiaries take appropriate measures to protect the unauthorized disclosure of such information.
      In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to Japan Tobacco Inc. The sale agreement granted Japan Tobacco Inc. the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also generally prohibits Japan Tobacco Inc. and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States. In 2005, GPI acquired from Japan Tobacco Inc., its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The related rights were previously sold to Japan Tobacco Inc. in 1999 as a part of the sale of the international tobacco business.
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
      In addition, during 2006, the U.S. Congress may consider legislation regarding:

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

Litigation and Settlements
      Various legal claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In one such pending case, Engle v. R.J. Reynolds Tobacco Co., a Florida state court jury rendered a punitive damages verdict in July 2000, in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 3; note 14 to consolidated financial statements; and Exhibit 99.1 to this report.
      Even though RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.
      In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under “Legal Proceedings” in Item 3 and note 14 to consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in Item 3 and note 14 to consolidated financial statements. The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

Employees
      At December 31, 2005, RAI and its subsidiaries had approximately 8,000 full-time employees and 200 part-time employees. Of the 8,000 full-time employees, approximately 1,000 were located at the former B&W facilities. The Macon facility production and maintenance employees are covered by collective bargaining agreements that extended their employment through the anticipated facility closure in 2006. No other employees of RAI or its subsidiaries are unionized. RAI believes employee relations are good.

Item 1a.	Risk Factors
      RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their operations, some of which are beyond their control. The following is a description of the most significant risks and uncertainties:
      A $36.3 billion judgment was entered against RJR Tobacco and a $17.6 billion judgment was entered against B&W in Engle v. R. J. Reynolds Tobacco Co., Circuit Court, Miami-Dade County, Florida, filed May 5, 1994, referred to as Engle. Although this judgment was reversed by an intermediate appellate court, RJR Tobacco cannot predict the final outcome of the appellate process. If RJR Tobacco is unsuccessful in the appeal of these judgments, or the stay of the judgment is terminated or the Florida bonding cap statute is overturned, the Engle judgment would have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco, RJR and RAI and the ability of these entities to continue to operate.
      On November 6, 2000, the Circuit Court of Miami-Dade County, Florida, entered a judgment in favor of the plaintiffs against RJR Tobacco, B&W and the other cigarette manufacturer defendants in Engle. Engle is a class-action case on behalf of Florida residents and citizens and their survivors alleging personal injury or death due to their addiction to cigarettes containing nicotine. Under the court’s judgment, approximately $145 billion in punitive damages was awarded to the “Florida class” against all defendants, with approximately $36.3 billion being assigned to RJR Tobacco and approximately $17.6 billion being assigned to B&W. In addition, approximately $12.7 million in compensatory damages was awarded to the three named class representatives. The judgment also provides that the awards bear interest at the rate of 10% per year. The defendants, including RJR Tobacco and its indemnitee, B&W, each posted the statutorily required bond of $100 million in order to stay the judgment and filed a notice of appeal.
      Three of the defendants in Engle, other than RJR Tobacco and B&W, entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bonding cap statute. RJR Tobacco and B&W did not enter into a similar agreement with the Engle class.
      The Engle trial court did not consider compensatory damages for the estimated remaining 500,000 to 700,000 individual members of the Engle class, and there are significant legal and procedural issues related to the compensatory damages consideration. Any compensatory damages awarded would be in addition to the damages previously awarded.
      On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco believes it has substantial grounds to prevail on appeal, RJR Tobacco may not prevail on appeal. In addition, a court could strike down the Florida bonding cap statute, and the stay of the judgment could be lifted. Any requirement that RJR Tobacco pay all or a substantial portion of the punitive damages award would have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
      RJR Tobacco, RJR and RAI could be subject to substantial liabilities from tobacco-related cases.
      As of February 3, 2006, 1,280 tobacco-related cases were pending against RJR Tobacco or its affiliates, including RAI and RJR and its indemnitees, including B&W: 1,270 in the United States; five in Puerto Rico; four in Canada and one in Israel. Of the 1,280 total cases, 35 cases are pending against B&W that are not also pending against RJR Tobacco, and 964 have been consolidated for trial on some common related issues in West Virginia.
      In addition, 2,626 cases filed by flight attendants alleging injury as a result of exposure to secondhand smoke in airline cabins are pending in Florida against RJR Tobacco or its affiliates or indemnitees. RJR Tobacco and B&W have prevailed in five of the first six flight attendant cases to be tried to verdict. Punitive damages are not recoverable in these cases, and the majority of the secondhand smoke cases do not allege injuries of the same magnitude as alleged in other tobacco-related litigation.
      It is likely that similar legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes will continue to be filed against RJR Tobacco or its affiliates and indemnitees and other tobacco companies for the foreseeable future. During the fourth quarter of 2005, four tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. Victories by plaintiffs in highly publicized cases against RJR Tobacco and other tobacco companies regarding the health effects of smoking may stimulate further claims. A material increase in the number of pending claims could significantly increase defense costs and have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and consequently, of RAI. In addition, adverse outcomes in pending cases could have adverse effects on the ability of RJR Tobacco and its indemnitees, including B&W, to prevail in smoking and health litigation.
      Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in a number of the pending cases in addition to compensatory and other damages. An unfavorable resolution of certain of these actions could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
      In accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, RAI and RJR Tobacco record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their respective affiliates and indemnitees, have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of tobacco-related litigation in the past will continue in the future. Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements. You should not infer from the absence of any such reserve in RAI’s financial statements that RAI will not be subject to significant tobacco-related liabilities in the future. In addition, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco, relating to the activities of Northern Brands International, Inc. (an inactive, indirect subsidiary of RAI involved in the international tobacco business that was sold to JTI in 1999) and related litigation.
      RJR Tobacco could be subject to substantial liabilities from claims asserted by the U.S. Department of Justice.
      On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the United States District Court for the District of Columbia. The government initially sought to recover funds expended by the federal government in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, referred to as RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare as Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the United States Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. This ruling limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. The government’s petition for panel rehearing and for rehearing en banc was denied in April 2005. On July 18, 2005, the government filed a petition for writ of certiorari with the United States Supreme Court, which was denied on October 17, 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded June 10, 2005. Also on June 10, 2005, the judge ordered that the parties file a variety of post-trial submissions. On July 22, 2005, Judge Kessler granted a motion to intervene filed by six organizations, including the American Cancer Society, to allow them to “contribute their perspective on what appropriate and legally permissible remedies may be imposed should liability be found.” On August 15, 2005, the parties filed their proposed findings of fact. Post-trial briefing was completed on October 9, 2005. An adverse outcome in this case could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and consequently, of RAI.

      RJR Tobacco could be subject to substantial liabilities from lawsuits based on claims that smokers were misled through its marketing of “light,” “ultra light” and “low-tar” cigarettes.
      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Eleven such suits are pending against RJR Tobacco or its affiliates, including RAI and RJR, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington.
      A “lights” class-action case is pending in Madison County, Illinois against RJR Tobacco’s competitor, Philip Morris, Inc. Trial of the case against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc., began in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In April 2003, the trial judge reduced the amount of bond. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. In July 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. In September 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On January 5, 2006, the plaintiffs filed a petition for rehearing.
      Although RJR Tobacco and RJR are not defendants in the Price case, they are defendants in a similar class-action case, Turner v. R. J. Reynolds Tobacco Co., also brought in Madison County, Illinois. The class certified in this case consists of persons who purchased certain brands of “light” cigarettes manufactured and sold by RJR Tobacco during a specified time period. On October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. B&W is a defendant in a similar class-action case, Howard v. Brown & Williamson Tobacco Corporation, also brought in Madison County, Illinois. On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price case. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals affirmed the Circuit Court’s stay order on August 19, 2005.
      In the event RJR Tobacco and its affiliates and indemnitees lose the Turner or Howard cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face bonding difficulties similar to the difficulties faced by Philip Morris in Price depending upon the amount of damages ordered, if any, which could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and consequently, of RAI.
      RJR Tobacco could be subject to substantial liabilities from tobacco-related antitrust lawsuits.
      RJR Tobacco and its indemnitees, including B&W, and certain of their subsidiaries are defendants in multiple actions alleging violations of federal and state antitrust laws, including allegations that the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, conspired to fix cigarette prices. An adverse outcome in any of these cases could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and consequently, of RAI.
      RJR Tobacco’s retail market share has declined in recent years and is expected to continue to decline for the medium term; any continuation in the decline beyond the medium term could adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
      According to data from IRI, the combined share of RJR Tobacco and B&W of the U.S. cigarette retail market declined to 29.98% in 2005 from 30.82% in 2004 and 32.09% in 2003, continuing a trend in effect for several years. While RJR Tobacco expects this trend to continue for the medium term, at the beginning of 2005, RJR Tobacco implemented a new brand portfolio marketing strategy, which RJR Tobacco expects, over a four to six-year time frame, will result in growth in total RJR Tobacco market share. If this new marketing strategy is unsuccessful and the decline in RJR Tobacco’s market share continues beyond the medium term, this could adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. You should not rely on this market share data as being a precise measurement of actual market share because IRI is not able to effectively track the volume of all deep-discount brands, gray market imports and sales through alternative channels. Accordingly, the retail share of market of RJR Tobacco as reported above may overstate its actual market share.
      RAI believes deep-discount brands made by small manufacturers in recent years have proliferated and have increased their combined market share of 13% to 15% of U.S. industry unit sales. Because these small manufacturers generally do not make payments under the MSA and other state settlement agreements to the same extent as the original participating manufacturers, these manufacturers have a substantial cost advantage over RJR Tobacco. In response to deep-discount pricing and other pricing pressures in the marketplace, such as increased cigarette state excise taxes, the major manufacturers have increased promotional spending significantly and, in some cases, lowered their wholesale list prices. These factors have had and could continue to have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and consequently, of RAI.
      RJR Tobacco has substantial payment obligations under the MSA and other litigation settlement agreements, which materially adversely affects its ability to compete against manufacturers of deep-discount cigarettes that are not subject to these obligations.
      On November 23, 1998, the major U.S. manufacturers of tobacco products, including RJR Tobacco and B&W, entered into the MSA with 46 states and other U.S. territories to settle the asserted and unasserted health care cost recovery and certain other claims of those states and territories. RJR Tobacco, B&W and the other major U.S. tobacco manufacturers previously had settled similar claims brought by four other states.
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.7 billion, $2.0 billion and $1.8 billion in 2005, 2004 and 2003, respectively. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates its payments will be approximately $2.6 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter, subject to adjustment as discussed elsewhere herein. These payments make it difficult for RJR Tobacco to compete with certain manufacturers of deep-discount cigarettes. The manufacturers of deep discount brands are either subsequent participating manufacturers or non-participating manufacturers to the MSA. As such, they have lower payment obligations than do the original participating manufacturers, allowing them to price their products lower than the original participating manufacturers. This pricing, in turn, may require higher levels of discounting and promotional support by RJR Tobacco as part of its efforts to defend its existing brands, attract adult smokers of competitive brands and launch new brands. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
      RAI’s operating subsidiaries have substantial payment obligations under the Fair and Equitable Tobacco Reform Act.
      On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock.

      The MSA provided for the establishment of a $5.15 billion trust fund to be divided among the states that produce cigarette tobacco to compensate tobacco growers and quota holders for any negative effects that the MSA might have on them — MSA participants’ payment obligations with respect to this fund are referred to as “Phase II” obligations. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $260 million. RAI’s operating subsidiaries have incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. Of this amount, approximately $25 million has been paid through the fourth quarter of 2005, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA.
      FETRA’s substantial buyout payment obligations could negatively affect the profits and cash flows of RJR Tobacco and RAI’s other operating subsidiaries and could adversely affect sales if price increases are required to offset the obligations.
      The assumption of certain of B&W’s historical and future liabilities has exposed RJR Tobacco and its subsidiaries to significant additional potential liabilities associated with the cigarette and tobacco industry.
      In connection with the combination of RJR Tobacco and the U.S. assets, liabilities and operations of B&W on July 30, 2004, RJR Tobacco agreed to indemnify B&W and its affiliates for B&W’s historic and future liabilities related to the contributed business, including all tobacco-related litigation and all post-closing liabilities under the MSA and other state settlement agreements with respect to B&W’s U.S. cigarette and tobacco business. These liabilities could expose RJR Tobacco to material losses, which would materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
      RJR Tobacco is dependent on the U.S. cigarette business, which it expects to continue to decline.
      The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI. In connection with this sale, RJR Tobacco also agreed that, prior to its use or license outside the United States of any trademarks or other intellectual property relating to its manufacture or sale of tobacco products, RJR Tobacco would first negotiate in good faith with JTI with respect to JTI’s acquisition or licensing of such trademarks or intellectual property. In addition, in connection with the business combination, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally are prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States until July 2009. Consequently, RJR Tobacco is dependent on the U.S. cigarette market. As a result of price increases, restrictions on advertising and promotions, funding by U.S. manufacturers, including RJR Tobacco, of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette consumption has generally been declining, and it is expected to continue to decline, which could adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. U.S. cigarette shipments as tracked by MSAi decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000, declined 3.2% in 2001, 3.7% in 2002, 5.1% in 2003 and 1.8% in 2004. In 2005, shipments declined 3.4% to 381.0 billion units.
      RAI’s operating subsidiaries are subject to significant limitations on advertising and marketing cigarettes that could harm the value of their existing brands or their ability to launch new brands.
      Television and radio advertisements of tobacco products have been prohibited in the United States since 1971. Under the MSA, RAI’s operating subsidiaries, including RJR Tobacco, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of tobacco products. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult smokers. For example, RAI’s operating subsidiaries only advertise their cigarettes in magazines in which the vast majority of readers are adults 18 years of age or older. Additional restrictions may be imposed legislatively or agreed to in the future. Recent proposals have included limiting tobacco advertising to black-and-white, text-only advertisements. These limitations may make it difficult to maintain the value of existing brands. Moreover, these limitations could significantly impair the ability of RAI’s operating subsidiaries to launch new premium brands.
      The cigarette industry is subject to substantial and increasing regulation and taxation, which has a negative effect on sales volume and profitability.
      A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted regulations that prohibit or restrict, or are intended to discourage, smoking. This trend has had, and is likely to continue to have, a material adverse effect on the sales, volumes, operating income and cash flows of RJR Tobacco and, consequently, of RAI.
      Cigarettes are subject to substantial and increasing excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.46 in Rhode Island. During 2005, seven states increased their excise taxes. After consideration of these actions, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average, is $0.783. Several states have pending legislation proposing excise tax increases. In 2006, increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands. Both of these results could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
      In 1996, the U.S. Food and Drug Administration, referred to as the FDA, published regulations that would have severely restricted cigarette advertising and promotion, and limited the manner in which tobacco products could be sold. On March 21, 2000, the U.S. Supreme Court held that Congress did not give the FDA authority to regulate tobacco products under the Federal Food, Drug, and Cosmetic Act and, accordingly, the FDA’s assertion of jurisdiction over tobacco products was impermissible under that act. Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarettes. A presidential commission appointed by former President Clinton issued a final report on May 14, 2001, recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, congressional advocates of FDA regulation have introduced legislation for consideration by Congress.
      Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling and mandatory ingredients disclosure of tobacco products could reduce sales, increase costs and have a material adverse effect on the business of the operating subsidiaries of RAI. Extensive and inconsistent regulation by multiple states could prove to be particularly disruptive to the business of RJR Tobacco. These factors could have a material adverse effect on RAI’s results of operations, cash flows and financial condition.
      Various state governments have adopted or are considering adopting legislation establishing fire safety standards for cigarettes. Compliance with this legislation could be burdensome. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the OFPC, with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. In 2005, California and Vermont each enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement will take effect in Vermont on May 1, 2006, and in California on January 1, 2007. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

      RJR Tobacco’s volumes, market share and profitability may be adversely affected by competitive actions and pricing pressures in the marketplace.
      The cigarette industry is highly competitive. Among the major manufacturers, brands primarily compete on such elements as product quality, price, brand recognition, brand imagery and packaging. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or introduce a new brand. Increased selling prices from higher cigarette taxes and settlement costs have resulted in increased competitive discounting and the proliferation of deep-discount brands.
      If RJR Tobacco is not able to develop, produce or commercialize new products and technologies required by regulatory changes or changes in adult consumer preferences, sales and profitability could be adversely affected.
      Consumer health concerns and changes in regulations are likely to require RJR Tobacco to introduce new products or make substantial changes to existing products. If RJR Tobacco is not able to develop, produce or commercialize new products and technologies required by regulatory changes or changes in adult consumer preferences, sales and profitability could be adversely affected.
      Similarly, RAI believes that there may be increasing pressure from public health authorities and consumers to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. RJR Tobacco may not be able to develop a reduced risk product that is broadly acceptable to adult consumers in a cost-effective manner, or at all. The costs associated with developing new products and technologies, as well as the inability to develop acceptable products in response to competitive conditions or regulatory requirements, may have a material adverse effect on RAI’s results of operations, cash flows and financial condition.
      Fire, violent weather conditions and other disasters may adversely affect the operations of RAI’s operating subsidiaries.
      A major fire, violent weather conditions or other disasters that affect the manufacturing facilities of RAI’s operating subsidiaries could have a material adverse effect on the operations of RAI’s operating subsidiaries. Although RAI has insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of its operating subsidiaries to effectively operate their businesses.
      The integration of RJR Tobacco and B&W’s U.S. cigarette and tobacco business may not result in RAI’s realization of all of the anticipated benefits of the business combination.
      The business combination of RJR Tobacco and B&W’s U.S. cigarette and tobacco business, which occurred in July 2004, involves the integration of two businesses that previously operated independently, each with its own business, products, customers, employees, culture and systems. The ultimate success of the business combination will depend, in part, on the successful integration of the two businesses and realization of the anticipated synergies and cost savings from the integration. The integration is not fully complete, and there is no assurance that RAI will realize all of the anticipated benefits or achieve these benefits within the anticipated time frame.
      The failure to timely and efficiently complete the integration of RJR Tobacco and B&W’s U.S. cigarette and tobacco businesses could have a material adverse effect on the business, financial condition and operating results of RJR Tobacco and, consequently, of RAI.
      RJR Tobacco now depends on third-party suppliers for its tobacco packaging materials requirements; if the supply of tobacco packaging materials from the suppliers is interrupted, or the quality of the packaging declines, RJR Tobacco’s packaging costs and sales could be negatively affected.
      On May 2, 2005, RJR Tobacco and RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, referred to as RJR Packaging, sold the assets and business of RJR Packaging to five packaging companies. In connection with this sale, RJR Tobacco entered into agreements with four of the purchasers, pursuant to which those companies will supply RJR Tobacco with certain of its tobacco packaging materials requirements.
      As a result of the sale of RJR Packaging’s operations and the supply agreements, RJR Tobacco is now dependent upon third parties for its packaging requirements. Now that RJR Tobacco no longer controls the supply of its packaging materials, the risks of an interruption in that supply, or a decline in the quality of the packaging materials, may have increased. If the supply of packaging materials is interrupted, RJR Tobacco’s own shipments of tobacco products could be materially slowed, which could decrease sales. A decline in the quality of the packaging materials could also negatively affect sales.
      If RJR Tobacco had to seek alternate suppliers, particularly on an urgent basis, there is no guarantee that RJR Tobacco could find alternate suppliers willing or able to supply packaging materials at the same cost or quality as RJR Tobacco could obtain from the purchasers of the RJR Packaging business on a timely basis, if at all. If, as a result of securing an alternate supply of packaging materials, RJR Tobacco’s packaging costs increased, its profits could consequently decrease, or if RJR Tobacco were obliged to increase the price of its products to compensate for increased packaging costs, its sales could decrease. Sales could also be negatively affected if the quality of packaging from the alternate suppliers is inferior to the quality available from the purchasers of RJR Packaging’s operations.
      Any increase in RJR Tobacco’s packaging costs or decrease in its sales could materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
      The ability of RJR to access the debt capital markets could be impaired because of its credit rating.
      In 2003, Moody’s and S&P downgraded their ratings of RJR’s long-term debt below investment grade. Because of these ratings, in the future RJR may not be able to sell its debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might otherwise be available to RJR if its debt was rated investment grade. The downgrading of RJR’s debt in 2003 obligated RAI and certain of RJR’s subsidiaries to guarantee RJR’s obligations under RJR’s revolving credit facility and debt securities issued under RJR’s 1999 and 2002 indentures, and obligated RJR, RAI and these subsidiaries to pledge certain of their assets, including RJR’s stock in RJR Tobacco, to secure their obligations under RJR’s revolving credit facility and these debt securities. RJR’s below-investment grade credit rating may make it more difficult for RJR to obtain future debt financing on an unsecured basis. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including limitations on indebtedness or similar restrictive covenants, particularly if RJR’s ratings decline further.
      RJR’s credit ratings are influenced by some important factors not entirely within the control of RJR or its affiliates, such as tobacco litigation and the regulatory environment. Moreover, because the kinds of events and contingencies that impair RJR’s credit ratings and the ability of RJR and its affiliates to access the debt capital markets are often the same kinds of events and contingencies that could cause RJR and its affiliates to seek to raise additional capital on an urgent basis, RJR and its affiliates may not be able to issue debt securities or borrow money upon acceptable terms, or at all, at the times at which they may most need additional capital.
      RJR’s revolving credit facility contains restrictive covenants that may limit the flexibility of RAI and of RJR and its subsidiaries, and breach of those covenants may result in a default under the agreements relating to the facility.
      RJR’s revolving credit facility limits, and in some circumstances prohibits, the ability of RAI and of RJR and its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in sale-leaseback transactions;

•	guarantee debt;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell assets;

•	issue or sell capital stock of subsidiaries; and

•	engage in mergers and acquisitions.
      These restrictions could limit the ability of RJR and its subsidiaries to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in its business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if RJR does not comply with these covenants and with financial covenants in its revolving credit facility that require it to maintain certain minimum financial ratios, any indebtedness outstanding under the facility could become immediately due and payable. In addition, the lenders under RJR’s revolving credit facility could refuse to lend funds if RJR is not in compliance with the covenants or could terminate the facility. If RJR were unable to repay accelerated amounts, the lenders under RJR’s revolving credit facility could initiate a bankruptcy proceeding or liquidation proceeding, or proceed against any collateral securing that indebtedness.

Item 1b.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The executive offices of RAI, RJR Tobacco and GPI are located in two buildings in downtown Winston-Salem, North Carolina, which are owned by RJR Tobacco. For information about RJR Tobacco’s operating facilities see “Business — Manufacturing and Distribution” and “Business — Research and Development” in Item 1. Santa Fe’s primary manufacturing facility is owned and located in Oxford, North Carolina, and Lane’s manufacturing facility is owned and located in Tucker, Georgia. GPI’s manufacturing facility is owned and located in Puerto Rico.

Item 3.	Legal Proceedings

Litigation Affecting the Cigarette Industry

Overview
      Introduction. Various legal proceedings, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI and RJR, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See Item 1 and note 2 to consolidated financial statements for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
      During the fourth quarter of 2005, four tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On December 31, 2005, there were 1,270 cases (including 964 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,333 on December 31, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W, and 1,592 on December 31, 2003, pending against RJR Tobacco or its affiliates or indemnitees, without reference to B&W.
      As of February 3, 2006, 1,280 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,270 in the United States; five in Puerto Rico; four in Canada and one in Israel. Of the 1,280 total cases, 35 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,626 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 3, 2006, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of February 3, 2006:

	Number of
State	U.S. Cases

West Virginia	968	*
Florida	95
Mississippi	52
Missouri	29
New York	25
Louisiana	22
Maryland	15
California	14
Illinois	10
Alabama	4
Pennsylvania	3
Washington	3
Georgia	3
Connecticut	3
District of Columbia	3
Tennessee	3
Texas	2
Michigan	2
Minnesota	2
Oregon	2
Delaware	2
Ohio	1
Kansas	1
North Carolina	1
New Mexico	1
South Dakota	1
Massachusetts	1
Vermont	1
Indiana	1

Total	1,270

*	964 of the 968 cases are pending as a consolidated action.
      Of the 1,270 pending U.S. cases, 50 are pending in federal court, 1,219 in state court and one in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees as of February 3, 2006, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnities as of October 14, 2005, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed November 4, 2005, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as of	October 14,	Page
Case Type	February 3, 2006	2005	Reference

Individual Smoking and Health	1,223	-49	28
Flight Attendant — ETS (Broin II)	2,626	-24	30
Class-Action	22	No Change	30
Governmental Health-Care Cost Recovery	3	-1	35
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	39
Master Settlement Agreement — Enforcement and Validity	4	+2	40
Asbestos Contribution	1	No Change	42
Antitrust	7	+1	42
Other Litigation	7	+1	44
      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case. On May 12, 2004, the Florida Supreme Court accepted the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.
      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the Master Settlement Agreement, referred to as the MSA, with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:

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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $1.8 billion in 2003, $2.0 billion in 2004 and $2.7 billion in 2005. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates its payments, including payments made in connection with B&W’s U.S. brands acquired in the business combination, will be approximately $2.6 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost

Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
      Certain Terms and Phrases. Certain terms and phrases used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. In most cases, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.
      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury or, in some cases, by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to limits set by court or statute.
      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.
      Accounting for Tobacco-Related Litigation Contingencies. In accordance with GAAP, RAI and RJR Tobacco will record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future. Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.
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
      The DeLoach antitrust case, discussed below under “— Antitrust Cases,” and certain MSA enforcement actions, discussed below under “— MSA — Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that RJR Tobacco believes do not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
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
      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the United States Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. On July 18, 2005, the government filed a petition for writ of certiorari with the United States Supreme Court on this issue. On October 17, 2005, the Supreme Court denied the petition. This ruling eliminates the government’s claims for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. Trial of the case concluded on June 9, 2005, and post-trial submissions were completed on October 9, 2005.
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
      Finally, as discussed under “— MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
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
      The plaintiffs seek various forms of relief, including compensatory and punitive damages, treble or multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.
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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco-related cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2006. The following table lists the trial schedule, as of February 3, 2006, for RJR Tobacco or its affiliates and indemnitees, including B&W, through December 31, 2006.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Post-trial]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
January 3, 2006 [Ongoing]	VanDenburg v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
May 3, 2006	Kimball v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court Western District (Bellingham, WA)
June 5, 2006	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
July 10, 2006	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)
September 5, 2006	Nuzum v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
September 11, 2006 [Retrial]	Jones v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Hillsborough County (Tampa, FL)
October 10, 2006	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court St. Louis County (St. Louis, MO)
November 27, 2006	Beasley v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
November 27, 2006	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)
      Trial Results. From January 1, 1999 through February 3, 2006, 50 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 34 (including four mistrials) cases, tried in Florida (10), New York (4), Missouri (3) Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1) and Texas (1).
      Two cases were tried in the first quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Smith v. Brown and Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a compensatory damages verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W on February 1 and 2, 2005, respectively. On June 1, 2005, B&W filed a notice of appeal in the Missouri Court of Appeals. On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., an individual smoker case, a New York state court jury returned a verdict in favor of RJR Tobacco, but awarded $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. B&W filed its notice of appeal on August 18, 2005. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.
      Two cases were tried in the second quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Swaty v. Philip Morris, Inc., a Broin II case, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The case is on appeal. On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., an individual smoker case, a New York state court judge granted B&W’s motion for directed verdict. On August 8, 2005, the plaintiffs agreed not to appeal, and B&W agreed not to seek costs.
      There were no cases tried in the third or fourth quarters of 2005 in which RJR Tobacco or B&W was a defendant.
      The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court decision is pending.
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. On January 27, 2006, the judge denied the defendants’ motion to change venue. On February 2, 2006, the plaintiff filed a motion to consolidate survival and wrongful death actions. A hearing is scheduled for March 7, 2006.
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Florida’s Second District Court of Appeal on August 30, 2002. On August 31, 2005, the Florida Supreme Court denied review for lack of jurisdiction. Retrial is scheduled to begin on September 11, 2006.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On December 22, 2004, after the New York Court of Appeals determined that third party payer claims are too remote under New York law, the United States Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest). RJR Tobacco also has paid approximately $1.15 million in attorneys’ fees to the plaintiff’s counsel. The amount of attorneys’ fees to be awarded to the plaintiff’s counsel related to such counsel’s appellate work remains undetermined.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the United States Court of Appeals for the Tenth Circuit reversed the fraudulent concealment verdict in favor of the plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the United States District Court entered a second amended judgment reflecting the decision of the court of appeals. The judgment in favor of plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005. The court awarded the plaintiff $31,784 in costs on January 6, 2006.
June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. Final judgment will be entered only if the Engle appeal is resolved in favor of the class. If a judgment is entered, B&W intends to appeal.
June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Miami-Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000 of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W.	On December 22, 2004, the Florida Third District Court of Appeal affirmed the reduced judgment and ordered the trial court to hold tobacco defendants jointly and severally liable. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court. On November 28, 2005, the Florida Supreme Court refused to hear the case. The defendants, including RJR Tobacco for itself and on behalf of B&W, satisfied the judgment on December 6, 2005.
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.
April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $870,000 in fees to the plaintiff’s attorneys.	After B&W exhausted its state court appeals, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment and paid the plaintiff approximately $1.2 million (judgment plus interest).
May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the United States Court of Appeals for the Eighth Circuit affirmed the judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.
November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The case is on appeal to the Missouri Court of Appeals. Oral argument occurred on November 3, 2005.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. On January 25, 2005, B&W noticed its appeal. Briefing is complete.
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	The case is on appeal to the Louisiana Court of Appeals. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. Briefing is complete. Oral argument has not been scheduled.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal.
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.
      Additionally, from January 1, 1999 through February 3, 2006, verdicts have been returned in 19 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in ten cases — three in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases, four in California, and two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.

Individual Smoking and Health Cases
      As of February 3, 2006, 1,223 individual cases, including approximately 964 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,217 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
      Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2005.
      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit and posted a supersedeas bond in the amount of approximately $17 million. On February 9, 2005, the Tenth Circuit reversed the verdict in favor of the plaintiff for fraudulent concealment and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the United States District Court entered a second amended judgment reflecting the court of appeals decision. The judgment in favor of the plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005, and the supersedeas bond was released to RJR Tobacco on July 12, 2005. The court awarded the plaintiff $31,784 in costs on January 6, 2006.
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
      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On February 2, 2006, the plaintiff filed an application for reargument en banc of the Superior Court’s decision.
      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants appealed to the Missouri Court of Appeals. Oral argument occurred on November 3, 2005.
      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W ; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute. On January 25, 2005, B&W noticed its appeal. Briefing is complete.
      On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts — fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. On June 1, 2005, B&W filed its notice of appeal. Pursuant to its indemnification obligation, RJR Tobacco will post a supersedeas bond in the approximate amount of $24.3 million.
      On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.
      On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., a New York state court judge granted B&W’s motion for directed verdict. On August 15, 2005, the plaintiff agreed not to appeal, and B&W agreed not to seek costs.
      Trial began in VanDenburg v. Brown and Williamson Tobacco Corp., pending in state court in Missouri, on January 4, 2006.

Broin II Cases
      As of February 3, 2006, there were 2,626 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Under the terms of the Broin settlement, punitive damages are not available in these cases.
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
      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants appealed the trial court’s final judgment to the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants appealed that order, as well as other matters. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court reversed the final judgment’s market share allocation of damages, and remanded with instructions that the trial court enter a judgment finding the defendants jointly and severally liable. The court also affirmed the application of Judge Kaye’s order in Jett. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court. On November 28, 2005, the Florida Supreme Court refused to hear the case. RJR Tobacco, for itself and on behalf of B&W, paid its share of the judgment, in the approximate amount of $270,000 on December 6, 2005.
      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. The defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court on June 17, 2005. On November 1, 2005, the Florida Supreme Court refused to hear the case. At this time, the plaintiff has not made any indication that the case will be retried.
      In Swaty v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The plaintiff filed a notice of appeal on July 21, 2005.

Class-Action Suits
      As of February 3, 2006, 22 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York,

Oregon, Washington, and West Virginia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
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
      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the United States Court of Appeals for the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case for further proceedings to the District Court. On February 6, 2006, Judge Weinstein entered an order dismissing the case, but stayed the order for 30 days to give the class representatives, now individual plaintiffs, an opportunity to retain new counsel. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. The case has been stayed pending resolution of United States v. Philip Morris USA, Inc.
      Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for review. Jury selection began on June 18, 2001 and was completed on September 23, 2002. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Briefing is complete, but oral argument has not been scheduled.
      In addition to the Scott case, two other medical monitoring class actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. In Lowe v. Philip Morris, Inc., an Oregon state court judge dismissed the medical monitoring complaint on November 4, 2003, for failure to state a claim. The plaintiffs appealed, and oral argument before the Oregon Court of Appeals occurred on September 26, 2005. A decision is pending.

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
      On November 6, 2000, the trial judge denied all post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court has not yet ruled.
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
      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005.
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
      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.
      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On January 5, 2006, the plaintiffs filed a petition for rehearing. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.

      A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco again removed the case to the United States District Court for the Eastern District of Missouri, based on the United States Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. Similarly, in Black v. Brown & Williamson Tobacco Corp., also pending in Missouri, B&W removed the case to the United States District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand in each of the above cases. The defendants filed their opposition to the plaintiffs’ motion in each case on November 23, 2005. Oral argument on the motion to remand in Black occurred on February 8, 2006.
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
      RJR Tobacco and B&W respectively removed two Louisiana “lights” class actions, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both cases. In Harper, the plaintiffs appealed the denial of the motion to remand on February 15, 2005. The defendants’ request for oral argument is pending. On June 17, 2005, RJR Tobacco filed a motion for summary judgment based on federal preemption. In Brown, B&W filed a similar motion on July 5, 2005. On September 14, 2005, B&W’s motion was granted in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but the judge granted an immediate appeal. In January 2006, B&W filed a petition to the United States Court of Appeals for the Fifth Circuit for permission to appeal, which was granted on February 10, 2006.
      In Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005 because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the United States District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand. In Thompson v. R.J. Reynolds Tobacco Co., also pending in Minnesota, RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. On October 21, 2005, the plaintiffs filed a motion to remand. The plaintiffs’ motion to remand in both cases was denied on February 14, 2006.
      Finally, two “lights” class actions are in the class certification motion and discovery process, Huntsberry v. R. J. Reynolds Tobacco Co. (Washington) and Rios v. R. J. Reynolds Tobacco Co. (Florida). In Huntsberry, the plaintiffs filed a motion for class certification on January 12, 2006 with oral argument to occur on March 31, 2006.
      RJR Tobacco, B&W and other cigarette manufacturer defendants settled one class-action suit, Broin v. Philip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases
      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health care, and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements with each such state.
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

      Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2003 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

												2010 and
	2003	2004	2005	2006		2007		2008		2009		Thereafter

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204		204
Minnesota Initial Payment	122	—	—		—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	609	—	—		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,701	—	—		—		—		—		—		—
Annual Payments(1)	5,691	7,004	7,004		7,004		7,004		7,143		7,143		7,143
Additional Annual Payments (through 2017)(1)	—	—	—		—		—		861		861		861
Base Foundation Funding	25	25	25		25		25		25		—		—
Additional Foundation Payments	300	—	—		—		—		—		—		—
Growers’ Trust (through 2010)(2)	500	500	500		500		500		500		295		295
Offset by federal tobacco buyout(2)	—	—	(500)		(500)		(500)		(500)		(295)		(295)
Minnesota Blue Cross and Blue Shield	57	—	—		—		—		—		—		—

Total	$11,365	$8,889	$8,389		$8,389		$8,389		$9,389		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
RJR Tobacco’s settlement expenses(3)	$1,925	$2,169	$2,583		—		—		—		—		—
RJR Tobacco’s cash payments(3)	$1,819	$2,037	$2,718		—		—		—		—		—
Other operating subsidiaries’ settlement expenses	$9	$14	$17		—		—		—		—		—
Other operating subsidiaries’ cash payments	$7	$9	$14		—		—		—		—		—
RJR Tobacco’s projected settlement expenses	—	—	—	>$	2,550	>$	2,700	>$	2,700	>$	2,700	>$	2,700
RJR Tobacco’s projected cash payments	—	—	—	>$	2,600	>$	2,550	>$	2,700	>$	2,700	>$	2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation.”
(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
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

      The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
      Department of Justice Case. On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. In its complaint, the government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, pursuant to the federal RICO statute, sought disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss. On September 28, 2000, Judge Gladys Kessler granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.
      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses.
      Each side filed additional summary judgment motions in the fall of 2003. The defendants filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:

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
      The bench (non-jury) trial began on September 21, 2004, and closing arguments concluded on June 10, 2005. Also on June 10, 2005, Judge Kessler ordered the parties to file a variety of post-trial submissions. On July 22, 2005, Judge Kessler granted a motion to intervene filed by six organizations, including the American Cancer Society, to allow them to “contribute their perspective on what appropriate and legally permissible remedies may be imposed should liability be found.” On August 15, 2005, the parties filed their proposed findings of fact. Post-trial briefing was completed on October 9, 2005.
      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. As of February 3, 2006, there were no such cases pending. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiff’s complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. The plaintiff’s petition asking the Illinois Supreme Court to review the case was denied on January 27, 2005.
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
      There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States, both in Delaware: Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co. The cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs have asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005. The defendants filed a motion to dismiss on October 31, 2005. A hearing on the motion is scheduled to occur on April 7, 2006.
      Two other health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government filed suit against Canadian defendants and numerous foreign defendants served ex juris, including RJR Tobacco. On February 21, 2000, in response to certain defendants’ motions the Supreme Court of British Columbia ruled that the legislation was unconstitutional. The government’s action was dismissed, and service ex juris was set aside for that reason. The government then enacted a revised statute and brought a new action. Three Canadian defendants challenged the legislation on constitutional grounds and certain foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the government’s action was dismissed, and service ex juris was set aside. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, appealed to the Supreme Court of Canada. On September 28, 2005, the Supreme Court ruled that the statute is constitutionally valid. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. The appellate hearing occurred on February 1 through 3, 2006.
      On September 1, 1998, the General Health Services filed a statement of claim against the major cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. JTI filed a motion challenging the grant of leave, which was denied. JTI has sought leave to appeal the decision to the Supreme Court. A hearing occurred on February 14, 2005. Other defendants, including Philip Morris and BAT, filed motions to dismiss, which were denied.
      Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

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
      As of February 3, 2006, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both.
      Union Cases. As of February 3, 2006, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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
      Insurance-Related Cases. As of February 3, 2006, there were no insurance-related cases pending against RJR Tobacco and B&W.
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
      The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit reversed the judgment for Empire on its subrogation claim and reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two state law questions: are third party payer claims too remote and, if not, is individual proof required. On October 19, 2004, the New York Court of Appeals determined that such third-party claims are too remote under N.Y. Gen. Bus. Law §349. Accordingly, the United States Court of Appeals reversed the judgment on December 22, 2004. On February 1, 2005, all the plaintiffs, including Empire, voluntarily dismissed their claims with prejudice.
      Native American Tribe Cases. As of February 3, 2006, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. The case is dormant at this time.
      Hospital Cases. As of February 3, 2006, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. In County of McHenry v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois granted plaintiff’s voluntary dismissal with prejudice on February 28, 2005.
      Taxpayer Cases. As of February 3, 2006, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. All three prior cases, Mason v. American Tobacco Co., Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., were dismissed by the trial courts.
      Other Cases. On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the United States District Court for the District of Massachusetts. The plaintiff is bringing the action as a “private attorney general” pursuant to the private cause of action provisions of the Medicare as Secondary Payer statute. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking including, but not limited to, coronary heart disease, chronic obstructive pulmonary disease, lung cancer, emphysema, peripheral vascular disease and atherosclerosis. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the United States District Court for the Middle District of Florida.

MSA-Enforcement and Validity
      As of February 3, 2006, there were four cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements.
      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this state court case, and on June 9, 2004, filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005. Briefing is underway.
      On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the United States District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. Briefing is complete.
      On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General, that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for ECLIPSE cigarettes. NAAG alleges, among other things, that RJR Tobacco has engaged in unfair and deceptive acts and practices by publishing false or misleading claims about its Eclipse brand cigarettes, failed to disclose material facts and/or engaged in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes. RJR Tobacco met with NAAG representatives in early June 2005 to discuss such allegations. On July 26, 2005, the Vermont Attorney General filed suit in the Vermont Superior Court alleging that certain Eclipse advertising violates both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco answered the complaint on October 11, 2005. Trial is scheduled in June 2007. Discovery is underway.
      On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages now exceed $5.0 million. This matter is currently in the discovery phase.
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
      On October 5, 2004, RJR Tobacco and its affiliates and indemnitees, including B&W, settled the three pending motions with the Attorneys General of New York, Illinois and Maryland. The companies admitted no wrongdoing in the settlement agreement. Pursuant to the court approved agreement, RJR Tobacco paid a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions.

Asbestos Contribution Cases
      As of February 3, 2006, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., pending in state court in California. Motions to dismiss those claims have been stayed indefinitely.

Antitrust Cases
      A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of February 3, 2006, all state court cases on behalf of indirect purchasers have been dismissed, except for one case pending in each of Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order. The defendants have moved for summary judgment in New Mexico.
      In a gray market trademark suit originally brought by RJR Tobacco in 1999 in the United States District Court for the Northern District of Illinois, Cigarettes Cheaper! asserted antitrust counterclaims, alleging that it was denied promotional resources in violation of the Robinson-Patman Act and that RJR Tobacco had violated Section 1 of the Sherman Antitrust Act. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court severed RJR Tobacco’s trademark claims (including a trademark dilution claim) from the defendants’ Robinson-Patman claims. Trial on the trademark claims began on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claims on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. Oral argument occurred on September 12, 2005, and RJR Tobacco is awaiting the ruling.
      On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing. In addition, the plaintiffs alleged that the defendants engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On November 30, 2000, the court granted a motion to transfer venue to the United States District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a court approved settlement with B&W and other cigarette manufacturer defendants, but not RJR Tobacco. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was $9.8 million, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W.
      The case continued against RJR Tobacco. On April 22, 2004, the parties settled the case. Under the settlement approved by the court on March 21, 2005, RJR Tobacco paid $33 million into a settlement fund, which after deductions for attorneys’ fees and administrative costs will be distributed to the class. This amount was recorded in selling, general and administrative expense in RAI’s consolidated statement of income in the first quarter of 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year.
      Pursuant to an amended complaint filed on October 23, 2003 in the United States District Court for the Eastern District of Tennessee, Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the District Court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. RJR Tobacco reached a non-monetary settlement in principle with one wholesaler and with the states of Tennessee and Mississippi on July, 22, 2005. Those plaintiffs have dropped their appeal. RJR Tobacco terminated its distribution agreement with four other plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively.
      On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006.
      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, alleged that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit sought unspecified damages and a jury trial. The complaint also requested an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy-downs to any retailers. On October 25, 2005, RJR Tobacco and the plaintiffs reached a settlement on all claims totaling $200,000 (representing less than $1,000 per plaintiff). The case was dismissed.

Other Litigation and Developments
      On July 3, 2003, the SEC issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004, the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR has produced documents to the SEC in compliance with the subpoena and the court’s order. RAI is unable to predict the outcome of this investigation or any effects that the outcome may have on its disclosures related to its results of operations.
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

•	On or about February 27, 2003, the RCMP filed criminal charges in the Province of Ontario against and purported to serve summonses on JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons and jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on

February 18, 2004, but has not formally taken any additional action to pursue an appeal. A preliminary inquiry commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment covering the period January 1, 1990 through December 31, 1998, for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion (Canadian) against JTI-MC; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act, referred to as CCAA Proceedings, in the Ontario Superior Court of Justice, Toronto, Canada and the court entered orders staying the Quebec Ministry of Revenue’s proceedings against JTI-MC. The stay has been extended to May 31, 2006. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian).

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Under his claim, Mr. Smith is claiming $840,000 (Canadian) for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.

Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these three matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “— Other Contingencies and Guarantees” below.
      In a separate matter, on September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s statement of claim seeks to recover $1.5 billion (Canadian) in compensatory damages and $50 million (Canadian) in punitive damages, as well as equitable and other forms of relief. In the CCAA Proceedings described above, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened by the occurrence of certain events or agreement of the parties.
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
      On August 6, 2001, the European Community and ten of its member states filed a second civil RICO action. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. On February 25, 2002, the court granted the defendants’ motions to dismiss. On January 14, 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals. On May 2, 2005, on the plaintiffs’ petition for writ of certiorari, the Supreme Court vacated each decision and, without commenting on the merits of the cases, instructed the Second Circuit to review the cases in light of the Supreme Court’s decision in Pasquantino v. United States. On September 13, 2005, the Second Circuit reinstated its prior decision upholding the dismissal of the complaint. On October 28, 2005, the plaintiffs in both cases filed a petition for writ of certiorari with the United States Supreme Court. On January 9, 2006, the Supreme Court denied the plaintiffs’ petition.
      On October 30, 2002, the European Community and ten of its member states filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in the earlier complaints and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the Second Circuit reconsidered its decision affirming the dismissal of the second European Community complaint. As noted above, on September 13, 2005, the Second Circuit reinstated its prior decision upholding the dismissal of the complaint, and the United States Supreme Court denied the plaintiffs’ petition for a writ of certiorari. This case remains stayed while the court and the parties work out a scheduling order.
      On December 20, 2000, October 15, 2001, and January 9, 2003, RJR Tobacco and the other defendants named in each of the European Community cases filed cases in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR Tobacco and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint is still pending before the Court of First Instance. On September 18, 2003, the Court of First Instance stayed the proceedings in the third action, pending resolution of the appeals from the January 15, 2003, judgment denying the admissibility of the first two applications. A hearing and oral argument on the appeals were held on January 24, 2006, and a decision is pending.
      RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the United States Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. On December 22, 2005, the Seventh Circuit issued a briefing schedule.
      On June 8, 2001, the Attorney General of the State of California sued RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the United States Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the United States Supreme Court, which was granted on February 1, 2006.
      On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the United States District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear United States Patent Nos. 6,202,649 and 6,425,401. RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005, which have been fully briefed by the parties. Furthermore, the court has requested additional briefing on certain claim construction issues. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
      On September 22, 2005, RJR Tobacco filed a case in the United States District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of Federal and North Carolina RICO and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. The motion is pending. On February 8, 2006, the judge stayed discovery in the case.
      Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement.

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
      For a further discussion of legal proceedings pending against RAI or its affiliates or indemnitees, see Exhibit 99.1 to this report. You may request a copy of Exhibit 99.1, free of charge, by writing to the Corporate Secretary, Reynolds American Inc., P.O. Box 2990, 401 N. Main Street, Winston-Salem, NC 27102-2990, or by phoning 336-741-5162.

Tobacco Buyout Legislation
      On October 22, 2004, the President signed FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $260 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $25 million has been paid through the fourth quarter of 2005, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
      RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial condition and results of operations. Of the accrued but unpaid MSA Phase II obligations, $69 million was reversed in the fourth quarter of 2004, and $79 million was reversed in the first six months of 2005.
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment of approximately $37 million. On August 19, 2005, the North Carolina Supreme Court reversed the lower court’s decision, and remanded the case back to the North Carolina Business Court, where the MSA Phase II payments of approximately $111 million previously made for 2004 were released to the beneficiaries of the Growers’ Trust. On October 19, 2005, the North Carolina Business Court denied RJR Tobacco’s motion for additional proceedings on the issue of the payment of the fourth quarter MSA Phase II payment of approximately $37 million, ordered RJR Tobacco to make this payment within ten business days and ordered RJR Tobacco to pay pre-judgment interest. Pursuant to that order and an agreement with the trustee of the Growers’ Trust, RJR Tobacco paid, in the fourth quarter of 2005, an aggregate of approximately $38 million in satisfaction of its fourth quarter 2004 MSA Phase II payments.
      For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see “— Other Contingencies and Guarantees” below.

ERISA Litigation
      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. On February 6, 2006, the court entered an order staying the ruling on the defendants’ motion to dismiss for 60 days beginning on February 8, 2006, to allow the parties to engage in limited discovery. Discovery is underway.

Environmental Matters
      RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, with respect to several superfund sites. RAI and its subsidiaries are not aware of any current environmental matters that are expected to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.
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

Other Contingencies and Guarantees
      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, during the fourth quarter of 2005, pursuant to this indemnity, RJR Tobacco has recorded $22 million in expenses for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
      Also, as part of the business combination, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its estimated pre-closing accrued liabilities under the MSA and related agreements, referred to as the MSA Liability Amount. B&W will indemnify RAI and its subsidiaries to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco exceed, and RJR Tobacco will indemnify B&W to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco are less than, the MSA Liability Amount. On February 14, 2005, RJR Tobacco received a formal notice from B&W claiming that B&W was entitled to a return of approximately $52.8 million of the MSA Liability Amount resulting from the offset of B&W’s pre-closing MSA Phase II obligations against certain of RJR Tobacco’s tobacco quota obligations as a result of FETRA. As a result of negotiations over this matter, RJR Tobacco recorded an expense of $14 million included in selling, general and administrative expense in the third quarter of 2005, and this amount was paid in the fourth quarter of 2005. There are no other outstanding issues for this indemnification relating to the MSA Liability Amount.
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
      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000. On January 9, 2006, RAI was notified that the Congressional Joint Committee on Taxation approved a tax refund of $65 million, including interest which also finalizes the Internal Revenue Service’s audit of tax returns for the years 1985 through 2000. For additional information, see note 11 to consolidated financial statements.
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
      In connection with the sale of the international tobacco business to JTI, on May 12, 1999, pursuant to the purchase agreement, RJR and RJR Tobacco agreed to indemnify JTI against:

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
      As described above in “— Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.
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
      Susan M. Ivey. Ms. Ivey, 47, has been the President and Chief Executive Officer of RAI since January 2004, and was elected Chairman of the Board of RAI effective January 1, 2006, and, since July 2004, has been Chairman of the Board and Chief Executive Officer and Director of RJR Tobacco. Ms. Ivey served as President and Chief Executive Officer of B&W from 2001 to July 2004. Ms. Ivey also served as a director of B&W from 2000 to July 2004 and Chairman of the Board of B&W from January 2003 to July 2004. Ms. Ivey joined B&W in 1981 as a trade marketing representative. After holding a number of trade and brand positions, she accepted an international assignment with BAT in 1990. While overseas, Ms. Ivey held a number of positions, including Director of Marketing in China and Head of International Brands at BAT. She returned to B&W in 1999 as Vice President of Marketing and subsequently became Senior Vice President of Marketing, a position that she held until her appointment in 2001 as President and Chief Executive Officer of B&W. Ms. Ivey commenced serving on the Board of Directors of RAI as of January 2004. Ms. Ivey also is a member of the board of directors of Bellarmine University and the Winston-Salem YWCA, and is a member of The Committee of 200, an international organization of female chief executive officers, entrepreneurs and business leaders, and a member of The Business Council, a national organization of chief executive officers.
      Lynn J. Beasley. In January 2002, Ms. Beasley, 48, was promoted to President and Chief Operating Officer of RJR Tobacco, after serving as Executive Vice President–Marketing since 1997, and has been Director of RJR Tobacco since March 2000. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the WINSTON/ CAMEL business unit in 1993. From 1995 until 1997, she was Senior Vice President of brand marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the board of trustees of Senior Services, the board of directors of Wake Forest University Health Sciences, and a member of the Winston-Salem State University Business Advisory Council for the School of Business and Economics.
      Charles A. Blixt. Mr. Blixt, 54, has been Executive Vice President, General Counsel and Assistant Secretary of RAI since July 2004, and Executive Vice President and General Counsel of RJR Tobacco since 1998. He has been President and Director of RJR since July 2004, and served as Executive Vice President, General Counsel and Assistant Secretary of RJR from June 1999 to July 2004. Mr. Blixt joined RJR Tobacco as Associate Counsel–Litigation in 1985, was Senior Vice President and General Counsel of RJR Tobacco from 1995 until 1998, and served as Director of RJR Tobacco from 1995 until March 2000. Mr. Blixt is a member of the board of directors of Technology Concepts & Design, Inc. and Targacept, Inc., both of which are affiliates of RJR. He also serves on the board of trustees of Salem College and Academy. In January 2006, RAI announced Mr. Blixt’s plans to leave RAI’s employ following the completion of a transitional period once his successor has been named.
      Nicholas A. Bumbacco. In October 2005, Mr. Bumbacco, 41, was promoted to President and Chief Executive Officer of Lane after serving as Vice President — Trade Marketing from April 2004 to September 2005. Prior to joining Lane, Mr. Bumbacco was director of strategic account management of B&W from November 2001 to March 2004, was director of specialty markets of B&W from 2000 to October 2001, was region director of B&W from 1999 to 2000 and was regional trade marketing manager for BAT Malaysia from 1996 to 1999.
      Frances V. Creighton. In January 2004, Ms. Creighton, 54, was promoted to Executive Vice President — Marketing at RJR Tobacco. She was previously Senior Vice President — Marketing during 2002 and 2003, after serving as Vice President of RJR Tobacco’s CAMEL business unit since 1997. She joined RJR Tobacco in 1981 as a marketing research analyst. Through a series of promotions, she became senior marketing manager in 1990 and marketing director in 1994. Ms. Creighton is a member of the board of directors for the United Way of Forsyth County. In January 2006, RAI announced that Ms. Creighton had accepted an assignment at BAT and will relocate to London in March 2006.
      Michael S. Desmond. Mr. Desmond, 39, joined RAI in April 2005 and was elected Senior Vice President and Chief Accounting Officer of RAI in May 2005. Prior to joining RAI, Mr. Desmond was a partner in audit and enterprise-risk services at Deloitte & Touche LLP from June 2002 to March 2005 and was a partner in audit and advisory services at Arthur Andersen LLP from September 2001 to May 2002, having joined that firm in 1988. Mr. Desmond serves as a member of the accounting advisory board of Appalachian State University, as well as the board of the Piedmont Triad Entrepreneurial Network.
      Jeffrey A. Eckmann. Mr. Eckmann, 53, joined RAI in July 2004 as Executive Vice President-Strategy, Planning and Integration. In February 2005, his title was changed to Executive Vice President-Strategy, IT, Integration and Business Development, and in January 2006, his title was changed to Executive Vice President-Strategy and Business Development. Mr. Eckmann also has been the Executive Vice President-Strategy, Integration and IT of RJR Tobacco since May 4, 2005, which title was changed to Executive Vice President-Strategy and Business Development in February 2006. Mr. Eckmann served as Senior Vice President and Chief Financial Officer of B&W from 2001 to July 2004, and as Director of B&W from 2001 to July 2004. From 1980 to 1988, Mr. Eckmann held a number of management positions in finance with B&W and BATUS Inc., the former U.S. holding company of B&W. From 1988 to 1990, Mr. Eckmann served as Executive Vice President of Ivey’s, a former affiliate department store of B&W based in Charlotte, North Carolina. He rejoined B&W in 1991 as Vice President-Strategy and Planning and also served as Vice President and Controller before becoming Chief Financial Officer. He serves on the board of directors of the Northern Illinois University Foundation, Dare to Care Food Bank and Soteria Imaging Services.
      Daniel A. Fawley. Mr. Fawley, 48, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004. He was previously Vice President and Assistant Treasurer of RJR from 1999 until July 2004 and of RAI from July until September 2004. He served as Director-Treasury from 1997 to 1999, and as senior manager-Treasury from 1996 to 1997, of RJR Nabisco, Inc.
      McDara P. Folan, III. Mr. Folan, 47, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004. Mr. Folan served as Vice President, Deputy General Counsel and Secretary of RJR from June 1999 to July 2004, and has been Senior Vice President and Secretary and Director of RJR since July 2004. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. Mr. Folan serves on the board of directors of the Piedmont Triad Chapter of the Juvenile Diabetes Research Foundation, the advisory board for Brenner Children’s Hospital and the board of advisors of Salem College and Academy and is Vice Chairman of the board of trustees of the Arts Council of Winston-Salem and Forsyth County.
      Jeffery S. Gentry. Dr. Gentry, 48, was promoted to Executive Vice President-Research and Development of RJR Tobacco in December 2004, after serving as Vice President-Product Development since 2000. Dr. Gentry joined RJR Tobacco in 1986 as a research and development chemist. Through a series of promotions, he became the director of new product development in 1999. He is the co-founder of No Limits II, a non-profit event that provides social opportunities for disabled adults in the Winston-Salem, North Carolina area.
      Ann A. Johnston. Ms. Johnston, 52, has been Executive Vice President — Human Resources of RAI since July 2004 and Executive Vice President — Human Resources of RJR Tobacco after serving as Vice President — Human Resources of RJR Tobacco since 1998. Ms. Johnston also served as Executive Vice President — Human Resources of RJR from January 2002 to July 2004. She joined RJR Tobacco in 1988 as a compensation manager, and was promoted to personnel manager in 1989 and to director of compensation/benefits/ HRIS in 1993. Ms. Johnston serves as Chairman of the board of directors for Allegacy Federal Credit Union, is a member of the HR advisory board for the Moore School of Business at the University of South Carolina and serves on the Board of Visitors for the Babcock Graduate School of Management at Wake Forest University. Ms. Johnston also serves on the boards of directors of the Winston-Salem Symphony, the Winston-Salem Industries for the Blind, the Winston-Salem YWCA and the Deacon Club of Wake Forest University.
      Donald I. Lamonds. In December 2005, Mr. Lamonds, 49, was promoted to Executive Vice President and Chief Information Officer of RJR Tobacco, after serving as Senior Vice President and Chief Information Officer — Information Technology for RJR Tobacco since June 2004. Mr. Lamonds joined RJR Tobacco in 1978 as a junior engineer, and held a number of positions, including Vice President of Engineering from 1995 to December 2002, and Vice President — Information Resources from January 2003 to May 2004. Mr. Lamonds is currently an advisory board member for the engineering college of North Carolina State University and is chairman of the CIO Alliance.
      Gavin D. Little. In January 2006, RJR Tobacco announced Mr. Little, 38, will be named Executive Vice President — Consumer and Trade Marketing of RJR Tobacco effective March 2006. Prior to joining RJR Tobacco, Mr. Little was European Marketing Director for BAT from March 2005 to January 2006. Mr. Little joined BAT in 1995 and held various marketing roles around the world. Beginning in 1999, he was appointed to various Managing Director (chief executive officer) positions for BAT divisions including BAT Nordic, BAT Romania and BAT’s Global Other Tobacco Products division until his appointment as European Marketing Director.
      James V. Maguire. In July 1999, Mr. Maguire, 54, was promoted to Executive Vice President — Sales of RJR Tobacco, after serving as Senior Vice President — Sales of RJR Tobacco since 1994, and has been Director of RJR Tobacco since March 2000. He joined RJR Tobacco in 1973 as a sales representative, and after holding a number of positions at RJR Tobacco and RJR, he became Vice President — Sales and Marketing Development of RJR Tobacco in 1993. In January 2006, RAI announced Mr. Maguire’s retirement effective May 2006.
      Dianne M. Neal. Ms. Neal, 46, has been Executive Vice President and Chief Financial Officer of RAI since July 2004, of RJR since February 2005 and of RJR Tobacco since July 2003. Ms. Neal also served as Executive Vice President and Chief Financial Officer of RJR from July 2003 to July 2004, after serving as Vice President — Investor Relations of RJR from 1999 to 2003. Ms. Neal joined RJR Tobacco in 1988 and held a number of financial management positions within various RJR Tobacco business units. In 1997, she was promoted to Vice President and Controller of RJR Tobacco.
      Tommy J. Payne. Mr. Payne, 48, has been Executive Vice President — External Relations of RAI since July 2004, and of RJR Tobacco since July 1999. Mr. Payne served as Executive Vice President — External Relations at RJR from July 1999 to July 2004. He served as Senior Vice President — External Relations of RJR Tobacco from 1998 to July 1999 and of RJR from June 1999 to July 1999. He joined RJR in 1988 and was promoted to Vice President — Federal Government Affairs of RJR Tobacco in Washington, D.C., in 1994. Mr. Payne serves on the boards of trustees of Winston-Salem State University and the Southeast Center for Contemporary Art, the North Carolina Community Colleges Foundation Board of Advisors and the board of directors of the R. J. Reynolds Foundation.
      Richard M. Sanders. In connection with RJR’s acquisition of Santa Fe Natural Tobacco Company, Inc., in January 2002, Mr. Sanders, 52, was named President and Chief Executive Officer of Santa Fe. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a former division of RJR Tobacco. Mr. Sanders joined RJR Tobacco in Marketing in 1977 and has held several positions during his career, including Vice President — Advertising and Brand Management, Vice President — Marketing and Sales Operations and Area Vice President — Sales. He is Chairman of the board of directors of the Natural American Spirit Foundation, Vice-Chair of the board of directors of Santa Fe Economic Development, Inc. and board member of Minnesota Resources.
      Daniel D. Snyder. Mr. Snyder, 51, has been Executive Vice President — Operations and a Director of RJR Tobacco since July 2004. Since July 2002, Mr. Snyder served as Senior Vice President — Operations of B&W after serving as Vice President of Technology and Quality since early 2001. Mr. Snyder served as a director of B&W from 2002 until July 2004. Mr. Snyder originally joined B&W in 1977 and worked as a process engineer until 1979. He returned to B&W in 1981 as a project engineer and was promoted to Divisional Vice President of Manufacturing in 1991. Mr. Snyder serves on the board of directors of the Forsyth Tech Foundation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      RAI’s common stock, par value $.0001 per share, is listed on the NYSE as RAI and began trading on August 2, 2004. Prior to the business combination, RJR common stock was listed on the NYSE as RJR. On February 17, 2006, there were approximately 20,800 holders of record of RAI’s common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI’s common stock on February 17, 2006, was $104.40.
      The high and low sales prices per share for RAI’s and RJR’s common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

	High	Low

2005:
First Quarter	$89.00	$76.85
Second Quarter	85.15	76.48
Third Quarter	85.74	76.58
Fourth Quarter	102.38	77.75
2004:
RJR First Quarter	$63.46	$56.35
RJR Second Quarter	70.50	53.37
Third Quarter:	76.19	64.80
RJR	73.66	64.80
RAI	76.19	65.62
RAI Fourth Quarter	80.54	66.36
      From the first quarter of 2003 through the second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis. RAI’s board of directors declared quarterly cash dividends of $0.95 per common share for the third and fourth quarters of 2004 and for the first and second quarters of 2005. The third quarter of 2005 cash dividend was increased to $1.05 per common share and the fourth quarter 2005 cash dividend was increased to $1.25 per common share, or $5.00 on an annualized basis. These increases reflect the stated policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
      RAI conducts its business through its subsidiaries and is dependent upon the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. RJR’s credit facility limits the payment of dividends by RAI, a guarantor of the credit facility, on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Financial Condition” in Item 7 and notes 9, 12 and 13 to consolidated financial statements. RJR believes that the provisions of its revolving credit facility and the guarantees of its revolving credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.
      RAI repurchases shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership percentage of RAI common stock at 42%, RAI was required to repurchase shares, dependent upon certain stock issuances, through September 2005. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares repurchased are cancelled at the time of repurchase. During 2005, RAI repurchased 41,777 shares of its common stock at an aggregate cost of $3 million. There were no share repurchases in the fourth quarter of 2005.
      For equity compensation plan information, see note 16 to consolidated financial statements.

Item 6.	Selected Financial Data
      The selected historical consolidated financial data as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI and the acquired operations of B&W and Lane subsequent to July 30, 2004. The selected historical consolidated financial data as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2002 and 2001, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales(1)	$8,256	$6,437	$5,267	$6,211	$6,269
Income (loss) from continuing operations	985	627	(3,689)	418	444
Income (loss) from discontinued operations	2	12	122	40	(9)
Extraordinary items — gain on acquisition	55	49	121	—	—
Cumulative effect of accounting change	—	—	—	(502)	—
Net income (loss)	1,042	688	(3,446)	(44)	435
Per Share Data:
Basic income (loss) from continuing operations	6.68	5.66	(44.08)	4.71	4.57
Diluted income (loss) from continuing operations	6.67	5.62	(44.08)	4.64	4.48
Basic income (loss) from discontinued operations	0.01	0.11	1.46	0.45	(0.09)
Diluted income (loss) from discontinued operations	0.01	0.11	1.46	0.44	(0.09)
Basic income from extraordinary items	0.38	0.44	1.45	—	—
Diluted income from extraordinary items	0.38	0.44	1.45	—	—
Basic net loss from cumulative effect of accounting change	—	—	—	(5.66)	—
Diluted net loss from cumulative effect of accounting change	—	—	—	(5.57)	—
Basic net income (loss)	7.07	6.21	(41.17)	(0.50)	4.48
Diluted net income (loss)	7.06	6.17	(41.17)	(0.49)	4.39
Basic weighted average shares, in thousands	147,395	110,778	83,697	88,733	97,043
Diluted average shares, in thousands	147,586	111,436	83,697	90,175	98,986
Cash dividends declared per share of common stock(2)	$4.20	$3.80	$3.80	$3.73	$3.30
Balance Sheet Data (at end of periods):
Total assets	14,519	14,428	9,677	14,651	15,122
Long-term debt	1,558	1,595	1,671	1,755	1,631
Shareholders’ equity	6,553	6,176	3,057	6,716	8,026
Cash Flow Data:
Net cash from operating activities	1,273	736	581	489	626
Net cash (used in) from investing activities(3)	(989)	260	641	(901)	(307)
Net cash used in financing activities	(450)	(467)	(1,122)	(105)	(842)
Other Data:
Ratio of earnings to fixed charges(4)	12.2	9.5	—	5.2	6.4
Deficiency in the coverage of fixed charges by earnings before fixed charges(4)	$—	$—	$(3,913)	$—	$—

(1)	Net sales and costs of products sold exclude excise taxes of $2.175 billion, $1.850 billion, $1.572 billion, $1.751 billion and $1.529 billion for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(2)	RAI began trading as a separate company on August 2, 2004, and RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. From the third quarter of 2001 through the first quarter of 2002, RJR’s board of directors declared a quarterly cash dividend of $0.875 per common share or $3.50 on an annualized basis. Beginning with the second quarter of 2002 and through the second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis. RAI’s board of directors declared quarterly cash dividends of $0.95 per common share for the third and fourth quarters of 2004 and first and second quarters of 2005. For the third quarter of 2005, RAI’s board of directors declared a quarterly cash dividend of $1.05 per common share and the fourth quarter 2005 cash dividend was declared at $1.25 per common share, or $5.00 on an annualized basis.

(3)	Reflects reclassification of auction rate notes from cash and cash equivalents to short-term investments, resulting in an increase of $161 million in net cash flows from investing activities in 2003 and an increase of $81 million in net cash flows used in investing activities in 2002. Reclassifications in 2001 were not included, as information was not practically available.

(4)	Earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2005 compared with 2004, and 2004 compared with 2003. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005.

Overview and Business Initiatives
      RAI’s operating subsidiaries include RJR Tobacco, Santa Fe, Lane and GPI. RAI’s single reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RAI facilitated the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of B&W with RJR Tobacco, a wholly owned operating subsidiary of RJR. As part of the combination transactions, RAI also acquired Lane.
      Santa Fe manufactures and markets cigarettes and other tobacco products primarily in the United States. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands primarily in the United States. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, and manages a contract manufacturing business.
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
      RAI’s operating subsidiaries are committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty and switch adult smokers of competing brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly over time as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.
      RJR Tobacco’s new brand portfolio strategy, which took effect at the beginning of 2005, established three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The non-support brands are managed to maximize near-term profitability. RJR Tobacco expects that, over a four to six-year time frame, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on investment brands offset declines among other brands.
      Additional 2005 business activity includes the second quarter sale of RJR Tobacco’s packaging operations for $48 million and the fourth quarter GPI acquisition from JTI of its U.S. duty-free and U.S. overseas military businesses relating to certain brands for $45 million. In June 2005, RJR completed a private offering of $500 million secured notes and in July 2005, RJR repurchased $310 million of notes due in 2006 under a cash tender offer. In February 2006, RJR completed an exchange offer of $500 million secured registered notes for the $500 million secured notes privately placed in June 2005. In January 2006, Lane sold its pipe manufacturing business for $4 million. The financial impacts of these 2005 transactions are described in “— Results of Operations” below.

Critical Accounting Policies and Estimates
      GAAP requires estimates and assumptions to be made that affect the reported amounts in RAI’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RAI and its subsidiaries. For information related to these and other significant accounting policies, see note 1 to consolidated financial statements.

Purchase Accounting
      RAI accounts for business combination transactions in accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 141, “Business Combinations.” SFAS No. 141 requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. Estimates of fair values for property, plant and equipment, trademarks and other identifiable intangibles generally are based on independent appraisals; pension and postretirement obligations are based on actuarial studies; and other accounts are based on management’s best estimates using assumptions that are believed to be reasonable. In addition, depreciation of property, plant and equipment and amortization of trademarks and other intangibles with finite lives, are directly related to estimated fair values and estimated useful lives determined as of the acquisition date. The determination of fair values involves considerable estimation and judgment. Among other things, it requires developing forecasts of cash flows and discount rates for trademarks and other intangibles; selecting appropriate valuation bases and methodologies for property, plant and equipment; determining appropriate actuarial assumptions for pensions and postretirement plans; and determining the number and timing of employees to be terminated or relocated and the associated costs. The value of goodwill and trademarks and other intangibles with indefinite lives will be subjected to annual impairment testing that could result in future impairment charges. Changes in the useful lives of property, plant and equipment, trademarks or other intangibles could impact depreciation or, in certain situations, impairment charges.

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
      As discussed in note 14 to consolidated financial statements, RJR Tobacco and its affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, and now on appeal to the Florida Supreme Court, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. RJR Tobacco has paid approximately $13 million since 2003 related to unfavorable smoking and health judgments, including attorneys’ fees, primarily for pre-acquisition contingencies related to the business combination.
      RJR Tobacco believes, however, that it has numerous bases for successful appeals in its pending cases, and both RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. As a result, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. Accordingly, no liability for smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements as of December 31, 2005. As discussed in more detail in note 14 to consolidated financial statements, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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

Settlement Agreements
      As discussed in “— Litigation Affecting the Cigarette Industry” in note 14 to consolidated financial statements, RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “— Governmental Health — Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 14 to consolidated financial statements.

Intangible Assets
      Intangible assets include goodwill, trademarks and other intangibles and are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” See note 1 to consolidated financial statements for a discussion of the impairment charges in connection with RAI’s ongoing application of SFAS No. 142.
      RAI generally engages an independent appraisal firm to assist it in determining the fair value of its reporting units and trademarks with indefinite lives annually in the fourth quarter. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair values of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangibles could be impaired in future periods.

Pension and Postretirement Benefits
      RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004. For additional information relating to pension and postretirement benefits, see note 17 to consolidated financial statements.
      As part of the 2004 business combination transactions, RAI assumed certain pension and postretirement benefit obligations and the related assets of former B&W plans. The liability for the projected benefit obligation in excess of plan assets was recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” All previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized transition obligation or asset existing at the date of the 2004 business combination were eliminated. As a result of the 2004 business combination, the pension benefit obligation and pension assets increased by $1.9 billion and $1.6 billion, respectively, and the postretirement benefit obligation and postretirement assets increased by $621 million and $312 million, respectively.
      Pension expense is determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Postretirement benefit expense is determined in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Because pension and other postretirement obligations will ultimately be settled in future periods, the determination of annual expense and liabilities is subject to estimates and assumptions. With the assistance of independent actuarial and investment management firms, RAI reviews these assumptions annually based on historic experience and expected future trends or coincidentally with a major event and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.
      Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets excludes deferred asset gains of $311 million and recognizes changes in fair value in a systematic and rational manner over five years. If the market value of assets had been used to determine pension expense, the impact would have been a decrease to the 2005 costs of $51 million. Approximately $27 million is attributable to the expected return on asset component of expense and $24 million is due to the gain/loss amortization component.
      The minimum amortization of unrecognized gains or losses, as described in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” is also included in the postretirement benefit expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. The market-related value of plan assets excludes deferred asset gains of $29 million and recognizes changes in fair value in a systematic and rational manner over five years. If the market value of assets had been used to determine postretirement benefit expense, the impact would have been a decrease to the 2005 costs of $2 million, all attributable to the expected return on asset component of expense.

      The most critical assumptions and their sensitivity to change are presented below:

	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	6.05%	5.90%	6.05%
Rate of compensation increase	4.97%	4.77%	5.00%	4.79%
      RAI uses a hypothetical bond matching analysis to determine the discount rate.

	Pension Benefits				Postretirement Benefits				All Plans

	2005		2004		2005		2004		2003

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.05%/5.70%	(1)	6.15%/6.27%	(3)	6.05%/5.70%/5.75%	(2)	6.15%/6.45%	(4)	6.40%/6.50%	(5)
Expected long-term return on plan assets	8.79%		8.79%		8.50%		8.50%		9.00%
Rate of compensation increase	4.97%		4.77%		5.00%		4.79%		5.00%

(1)	The January 1, 2005 overall beginning discount rate of 6.05% was changed to 5.70% for the period from April 30, 2005 to December 31, 2005, for plans impacted by the sale of RJR Tobacco’s packaging operations.

(2)	The January 1, 2005 overall beginning discount rate of 6.05% was changed for the pre-combination RJR Tobacco benefit plans only, to a discount rate of 5.70% for the period April 30, 2005 to September 15, 2005, and a discount rate of 5.75% was used for the period from September 15, 2005 to December 31, 2005.

(3)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.

(4)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.

(5)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from September 1, 2003 to December 31, 2003, to reflect the impact of the 2003 restructuring plan.
      The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) excess return expectations of active management to the extent asset classes are actively managed.

Assumption Sensitivity:
      Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease

	Pensions	Postretirement	Pensions	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2005 net periodic benefit cost	$(18)	$(2)	$20	$4
Effect on December 31, 2005, projected benefit obligation and accumulated postretirement benefit obligation	(552)	(141)	619	156
A one-percentage-point change in assumed asset return would have the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease

	Pensions	Postretirement	Pensions	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2005 net periodic benefit cost	$(38)	$(3)	$38	$3
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
      During 2003, pension plan assets increased $391 million, as a result of the favorable 2003 equity market performance, partially offset by benefit payments. Pension benefit obligations increased during 2003 greater than expected due to a decline in discount rates. At December 31, 2003, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $750 million.
      During 2004, pension plan assets increased $1.9 billion, primarily due to the addition of $1.6 billion in assets assumed in the business combination and as a result of the favorable 2004 equity market performance, partially offset by benefit payments. The pension benefit obligation increased $2.1 billion, primarily due to the addition of $1.9 billion for the former B&W plans and the decline in discount rates, partially offset by benefit payments. At December 31, 2004, the pension benefit obligation exceeded the fair value of plan assets by $956 million.
      During 2005, pension plan assets increased $238 million, as a result of the favorable 2005 equity market performance and employer contributions, partially offset by benefit payments. Pension benefit obligations increased by $161 million due to a decline in discount rates, partially offset by benefit payments and the sale of RJR Tobacco’s packaging operations in May 2005. At December 31, 2005, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $879 million.
      During 2004, RAI assumed $312 million for postretirement plan assets in the business combination. The postretirement benefit obligation increased by $605 million, primarily due to the addition of $621 million for the former B&W plans, partially offset by benefit payments. At December 31, 2004, the postretirement benefit obligation exceeded the fair value of plan assets by $1.1 billion.
      During 2005, postretirement plan assets increased $15 million, as a result of favorable 2005 equity market performance and employer contributions, partially offset by benefit payments. Postretirement benefit obligations increased by $97 million due to a decline in discount rates, partially offset by benefit payments. At December 31, 2005, the postretirement benefit obligation of RJR’s postretirement plans exceeded the fair value of plan assets by $1.2 billion. RAI does not expect to pre-fund any additional postretirement benefit obligations in the future.

      Subsequent to the 2004 business combination, RAI reviewed the target asset allocations with respect to the former B&W plan assets and made slight adjustments. Beginning with 2006, RAI has adjusted its expected long-term rate of return on pension assets to 8.75% for its major plans, from 9.00% and 8.50% in 2005.
      In 2006, RAI implemented a cap on how much it will pay for medical and dental coverage for retirees as a group, excluding pre-1993 retirees and former B&W retirees. The cap was raised above previous amounts creating an unrecognized prior service cost of $57 million. The prior service cost will be amortized over the number of years, on average, it takes for employees to be fully eligible for benefits.
      Pension expense in 2006 is expected to be within a range of $40 million to $55 million, compared with expense of $100 million in 2005, primarily due to increased employer contributions. Postretirement benefit expense in 2006 is expected to be within a range of $75 million to $85 million, compared with expense of $68 million in 2005, primarily due to the lower discount rate of 5.90%.
      The amount by which the pension and postretirement benefit obligations exceed the fair value of the plan assets could increase to the extent of a decline in the fair value of plan assets, as well as adverse changes in actuarial assumptions, including a reduction in the discount rate used to calculate the benefit obligations.
      RAI expects to contribute $231 million to its pension plans in 2006, of which $200 million was contributed in January 2006. Additional cash funding may be made in the future. RAI expects payments related to its postretirement plans to be $76 million in 2006.
      Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement liabilities have increased as a result of the decline in the discount rate. These changes have resulted in charges to comprehensive income. These changes are expected to result in additional pension and postretirement expense in future years and may also require additional cash funding of the pension obligations in the future.
      The target pension asset allocation is 44% U.S. equity investments, including private equity investments, 18% non-U.S. equity investments, 26% debt securities, 8% hedge fund investments, and 3% real estate with a rebalancing range of approximately plus or minus 3% to 5% around the target asset allocations.
      The target postretirement asset allocation is 40% U.S. equity investments, including private equity investments, 16% non-U.S. equity investments, 28% debt securities, 9% hedge fund investments and 5% real estate, and 2% cash with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
      RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Plan Assets at December 31,

	Pensions		Postretirement

Asset Category	2005	2004	2005	2004

U.S. equity securities	42%	44%	47%	43%
Non-U.S. equity securities	19%	20%	18%	17%
Debt securities	26%	24%	24%	27%
Hedge funds	9%	9%	5%	8%
Real estate and other	4%	3%	6%	5%

Total	100%	100%	100%	100%

      In late 2005, RAI announced an enhancement to its current qualified defined contribution plan beginning January 1, 2006. The amount of the retirement enhancement is based on a sliding scale by providing higher, additional contributions to certain employees closer to retirement with lower additional contributions for certain other employees. This enhanced program is estimated to increase expense by an additional $21 million per year.

Revenue Recognition
      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria are generally met when title and risk of loss pass to the customer. Certain sales of leaf, considered as bill-and-hold for accounting purposes, are recorded as deferred revenue when all of the above revenue recognition criteria are met except delivery, postponed by the customer’s request. Revenue is subsequently recognized upon delivery. Shipping and handling costs are classified as cost of products sold.
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
      In the fourth quarter of 2005, RAI recorded an adjustment of $13 million as a decrease in income tax expense and a corresponding decrease in deferred tax liabilities. This adjustment resulted from differences between the deferred tax liabilities recorded in prior periods and the underlying cumulative timing differences supporting them.
      In 2005, 2004 and 2003, the resolution of certain prior years’ tax matters resulted in reduction of income tax expense of $78 million, $126 million and $169 million, respectively. In 2005, 2004 and 2003, RAI recorded an adjustment to tax expense included in discontinued operations of $1 million, $6 million and $97 million, respectively, related to the gain on the 1999 sale of RJR’s international tobacco business. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.
      In 2005, 2004 and 2003, RAI recorded an adjustment of $55 million, $49 million and $121 million, respectively, to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.7 billion.
      On January 9, 2006, RAI was notified that the Congressional Joint Committee on Taxation approved a tax refund of $65 million, including interest. The refund will be recorded as an extraordinary gain in the first quarter of 2006. This approval by the Joint Committee also finalizes the Internal Revenue Service’s audit of RAI’s tax returns for the years 1997 through 2000. RAI expects to apply the cash refund against other federal income tax obligations in 2006.
      The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.

Recent Accounting Developments
      In November 2005, the Financial Accounting Standards Board issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered to be impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment. FSP FAS 115-1 and FAS 124-1 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of this FSP to have a material impact on its financial condition, results of operations or cash flows.
      In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of FSP FAS 13-1 to have a material impact on its financial condition, results of operations or cash flows.
      In September 2005, the FASB’s EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 requires two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for RAI for new arrangements entered into after April 1, 2006. RAI does not expect the adoption of EITF No. 04-13 to have a material impact on its financial condition, results of operations or cash flows.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used, and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs to be recognized as expenses when incurred. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for

RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested.
Results of Operations

2005 Compared with 2004

	For the Twelve Months Ended
	December 31,

	2005	2004	% Change

Net sales(1)	$8,256	$6,437	28.3%
Cost of products sold(1)(2)	4,919	3,872	27.0%
Selling, general and administrative expenses	1,611	1,455	10.7%
Loss on sale of assets	24	—	NM (3)
Amortization expense	41	24	70.8%
Restructuring and asset impairment charges	2	5	(60.0)%
Goodwill and trademark impairment charges	200	199	—

Operating income	$1,459	$882	65.4%

(1)	Excludes excise taxes of $2,175 million and $1,850 million for the years ended December 31, 2005 and 2004, respectively.
(2)	See Cost of products sold below for further information related to settlement and federal tobacco buyout expense.
(3)	Percent change is not meaningful.
      Net sales for the year ended December 31, 2005, increased $1.8 billion from the comparable prior year, primarily due to increased volume of $1.3 billion, driven by the business combination, and higher pricing net of higher discounting. Net sales also includes an increase of $236 million due to related party sales, primarily relating to contract manufacturing for BAT affiliates. RAI’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

      Domestic cigarette shipment volume, in billions of units, for RAI’s operating subsidiaries and the industry segments were as follows(1):

	For the Twelve Months Ended
	December 31,

	2005	2004	% Change

RJR Tobacco investment brands:
CAMEL excluding Regular	22.0	21.6	1.9%
KOOL	11.8	4.9	NM(3)
RJR Tobacco selective support brands:
DORAL	17.1	18.3	(6.4)%
WINSTON	14.2	14.8	(4.0)%
SALEM	7.6	8.9	(14.2)%
PALL MALL Savings	5.8	2.5	NM(3)
RJR Tobacco non-support brands	28.8	20.6	NM(3)

RJR Tobacco total full-price	64.8	57.0	13.8%
RJR Tobacco total savings	42.6	34.6	22.8%

RJR Tobacco total domestic	107.4	91.6	17.2%
Other	2.5	2.2	10.4%

RAI total domestic	109.8	93.8	17.0%

Industry(2):
Full-price	271.3	274.4	(1.1)%
Savings	109.7	120.1	(8.6)%

Industry total domestic	381.0	394.5	(3.4)%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(2)	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect revised methodology adopted to better estimate industry volume.

(3)	Percent change is not meaningful due to only five months of sales in 2004 for KOOL, PALL MALL and other former B&W brands.
      RJR Tobacco’s full-year total domestic shipment volume increased 17.2% reflecting the impact of the business combination offset in part by the changes in the brand strategy implemented in 2005, the underlying declines in consumption, or retail sales to consumers and two less shipping days compared with 2004.
      Shipments in the full-priced tier decreased to 60.4% of RJR Tobacco’s total domestic shipments during 2005 as compared with 62.2% in 2004. This decrease is primarily due to the combination of the former B&W brands beginning in August 2004, which were more heavily weighted in the savings category. Industry full-price shipments as a percentage of total domestic shipments increased to 71.2% in 2005 from 69.6% in 2004.

      The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio resulting from the business combination had been combined as of the beginning of 2004. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI were as follows(2):

	For the Twelve
	Months Ended
	December 31,		Share
			Point
	2005	2004	Change

RJR Tobacco investment brands:
CAMEL excluding Regular	6.68%	6.28%	0.40
KOOL	2.98%	2.80%	0.18
RJR Tobacco selective support brands:
DORAL	4.68%	4.98%	(0.30)
WINSTON	4.02%	4.16%	(0.14)
SALEM	2.19%	2.59%	(0.39)
PALL MALL Savings	1.54%	1.49%	0.05
RJR Tobacco non-support brands	7.88%	8.52%	(0.63)

RJR Tobacco total domestic	29.98%	30.82%	(0.84)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	RJR Tobacco expects that IRI may revise its data regarding participants’ shares of U.S. retail cigarette sales. Data provided herein speaks only as of the date of this report.
      The 2005 retail share of market of CAMEL’s filtered styles continued to grow compared with 2004 based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. In addition, RJR Tobacco launched Turkish Silver in April 2005. Initiatives launched in prior years to actively market CAMEL’s three distinct product families — Classic, Turkish and Exotic Blends — also contributed to the brand’s performance in 2005.
      In 2005, KOOL also increased its share to its highest level since 1999 and continues to maintain its appeal among adult menthol smokers. During 2005, RJR Tobacco introduced KOOL’s “Be True” advertising campaign and launched the KOOL menthol lights box style to support KOOL’s future growth potential.
      The combined share of market of the investment brands grew 0.58% during 2005 compared with 0.28% growth during 2004. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. Within the selective support brands, PALL MALL savings continued to show slight share growth during 2005. The share results for 2005 were in line with the current brand portfolio strategy.
      RJR Tobacco’s full-price share position of 18.4% of the market in 2005 declined 0.19 share points from 2004, compared with the 2004 decline from 2003 of 0.40 share points. RJR Tobacco’s savings share position of 11.6% of the market in 2005 declined 0.65 share points from 2004, compared with the 2004 decline from 2003 of 0.87 share points.
      Cost of products sold increased $1.0 billion from 2004 primarily due to increased MSA settlement and federal tobacco buyout expenses, as detailed in the schedule below. The increase in cost of products sold also was driven by integration costs of $14 million and $364 million higher product costs primarily related to volume of acquired operations, including BAT contract manufacturing.

      Cost of products sold includes the following components for MSA and other state settlements, and federal tobacco buyout expenses for the years ended December 31:

	2005	2004	2003

Settlement	$2,641	$2,252	$1,934
Phase II growers’ liability offset	(79)	(69)	—
Phase II growers’ expense	38	—	—

Total settlement expense	$2,600	$2,183	$1,934

Federal tobacco quota buyout	$264	$70	$—
Federal quota tobacco stock liquidation assessment	81	—	—

Total quota buyout expense	$345	$70	$—

      MSA expenses are expected to be approximately $2.6 billion in 2006, subject to adjustment for changes in volume and other factors and the federal tobacco quota buyout is expected to be approximately $260 million in 2006. For additional information, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” and “— Tobacco Buyout Legislation” in note 14 to consolidated financial statements.
      Selling, general and administrative expenses of $1,611 million during 2005 increased $156 million, compared with 2004, primarily due to increased legal expenses and other increased costs related to acquired operations, partially offset by $33 million growers’ settlement and $17 million related to a California settlement recorded in 2004 and lower integration costs of $93 million in 2005 compared with $130 million in 2004.
      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During 2005 and 2004, RJR Tobacco’s product liability defense costs were $153 million and $115 million, respectively. The increase in product liability defense costs in 2005 compared with 2004 was primarily related to the assumption of certain B&W litigation as a result of the business combination and the Department of Justice case.
      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “Litigation Affecting the Cigarette Industry–Overview” in note 14 to consolidated financial statements:

•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.
      “Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research — U.S.A.

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry–Overview” in note 14 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry–Scheduled Trials” in note 14 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2006.
      RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
      Loss on sale of assets of $24 million relates to RJR Tobacco’s sale of its packaging operations on May 2, 2005, to a consortium of five packaging companies for $48 million.
      RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for severance and related benefits to be paid by RJR Tobacco to approximately 170 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months from the date of closing. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income.
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
      Amortization expense of $41 million and $24 million were recorded during 2005 and 2004, respectively, relating to intangibles acquired in the business combination and finite-lived trademarks. For additional information, see note 1 to consolidated financial statements.
      Restructuring and asset impairment charge adjustments in 2005 resulted in net additional charges of $2 million relating to the 2002 restructuring. Adjustments in 2004 resulted in net additional charges of $38 million relating to the 2002 restructuring partially offset by net reversals of $33 million relating to the 2003 restructuring.

      The components of the 2003 restructuring and asset impairment charges, recorded and utilized were as follows:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(58)	—	—	(58)

Balance, December 31, 2005	$17	$—	$—	$17

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
      After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially completed during the fourth quarter of 2004. The remaining accrual represents severance that will substantially be paid by December 31, 2007.
      The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of December 31, 2005, $208 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the consolidated balance sheet as of December 31, 2005, $14 million is included in other current liabilities and $3 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan. Cost savings related to the 2003 restructuring charges were $252 million during 2005, and are expected to be $258 million on an annualized basis thereafter.

      The components of the 2002 restructuring and asset impairment charges, recorded and utilized were as follows:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Incurred in 2005	—	3	—	3
Utilized in 2005	(3)	(3)	—	(6)
Adjusted in 2005	—	—	(1)	(1)

Balance, December 31, 2005	$1	$—	$1	$2

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
      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations, a revaluation of the fair value of RJR Tobacco’s packaging operations resulted in additional impairment of $40 million in the fourth quarter of 2004. During the fourth quarter of 2005, the remaining assets relating to the additional non-tobacco business were revalued and resulted in additional impairment of $3 million.
      Assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets are classified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, $5 million was classified as assets held for sale, primarily for equipment and facilities related to the Lane pipe manufacturing business, and was unrelated to the 2002 restructuring. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003 and the sale of its packaging operations during the second quarter of 2005.
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
      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of December 31, 2005, $53 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the consolidated balance sheet as of December 31, 2005, $2 million is included in other current liabilities. Cost savings related to the 2002 restructuring charges were $60 million during 2005, and are expected to be $60 million on an annualized basis thereafter.
      Goodwill and trademark impairment charges include $198 million for trademark impairments compared with $199 million incurred during 2004. Also in 2005, $2 million of goodwill impairment charges was incurred relating to the excess of book value over fair value of assets reclassified to held-for-sale concerning Lane’s pipe manufacturing business. This business was sold on January 26, 2006 for $4 million.
      In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2005, impairment occurred on seven of RJR Tobacco’s non-investment brands, primarily DORAL, WINSTON and SALEM. The impairment primarily reflects modification during the fourth quarter of 2005, to the previously anticipated level of support between certain brands, and also results from the 2006 strategic plan projecting net sales of certain brands to decline at a faster rate than was assumed in the 2004 annual impairment test. Accordingly, RJR Tobacco recorded impairment charges of $198 million based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheet, as goodwill and trademark impairment charges in the 2005 consolidated income statement and had no impact on cash flows.
      In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, impairment occurred on five of RJR Tobacco’s non-investment brands, primarily WINSTON, SALEM and DORAL. The impairment primarily reflects RJR Tobacco’s decision in the fourth quarter of 2004, in conjunction with the implementation of the brand strategies resulting from the business combination, to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded impairment charges of $199 million based on the excess of certain brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheet, as goodwill and trademark impairment charges in the 2004 consolidated income statement and had no impact on cash flows. In addition, the extent of the sales decline projected for certain brands that will no longer receive marketing support indicated that a definite life is probable. As a result, the carrying values of these brands are being amortized over their remaining lives, which range from 5 to 15 years, consistent with the pattern of economic benefits estimated to be received.
      Interest and debt expense was $113 million for the year ended December 31, 2005, an increase of $28 million from 2004. This increase is primarily due to higher average debt balances, resulting from the June 2005 private offering, in addition to higher interest rates impacting interest rate swaps.
      Interest income was $85 million for the year ended December 31, 2005, an increase of $55 million from 2004. This increase is primarily due to higher interest rates and, to a lesser extent, higher average cash balances.
      Other (income) expense, net was $15 million expense in 2005 compared with $2 million income in 2004. The change was primarily due to $7 million of net costs related to the extinguishment of the 2006 notes and unfavorable foreign exchange revaluation.
      Provision for (benefit from) income taxes was a provision of $431 million, or an effective rate of 30.4%, for the year ended December 31, 2005, compared with a provision of $202 million, or an effective rate of 24.4%, in 2004. The 2005 provision was impacted mainly by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $78 million and $14 million deduction as a result of the American Jobs Creation Act of 2004, offset in part by state taxes and certain nondeductible items.
      In the fourth quarter of 2005, RAI recorded an adjustment of $13 million as a decrease in income tax expense and a corresponding decrease in deferred tax liabilities. This adjustment resulted from differences between the deferred tax liabilities recorded in prior periods and the underlying cumulative timing differences supporting them.
      The 2004 provision was impacted by the resolution of certain prior years’ tax matters of $126 million, offset in part by state taxes and certain nondeductible items. RAI expects its effective tax rate to approximate 37.5% in 2006.
      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to JTI. During 2005 and 2004, these transactions included $2 million and $12 million, respectively, of after-tax reversals of indemnification accruals. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.
      Extraordinary items included a gain of $55 million and $49 million in 2005 and 2004, respectively, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition was $1.7 billion.
      On January 9, 2006, RAI was notified that the Congressional Joint Committee on Taxation approved a tax refund of $65 million, including interest. The refund will be recorded as an extraordinary gain in the first quarter of 2006. This approval by the Joint Committee also finalizes the Internal Revenue Service’s audit of RAI’s tax returns for the years 1997 through 2000. RAI expects to apply the cash refund against other federal income tax obligations in 2006.

2004 Compared with 2003

	For the Twelve Months Ended
	December 31,

	2004	2003	% Change

Net sales(1)	$6,437	$5,267	22.2%
Cost of products sold(1)(2)	3,872	3,218	20.3%
Selling, general and administrative expenses	1,455	1,327	9.6%
Amortization expense	24	—	—
Fixture impairment	—	106	—
Restructuring and asset impairment charges	5	368	NM(3)
Goodwill and trademark impairment charges	199	4,089	NM(3)

Operating income (loss)	$882	$(3,841)	—

(1)	Excludes excise taxes of $1,850 million and $1,572 million for the years ended December 31, 2004 and 2003, respectively.

(2)	Includes settlement expense of $2,183 million, after elimination of MSA Phase II growers’ liability of $69 million, and $1,934 million for the years ended December 31, 2004 and 2003, respectively. Includes federal tobacco buyout expense of $70 million during 2004.
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

      Domestic cigarette shipment volume, in billions of units, for RAI’s operating segments including acquired operations since July 30, 2004, shown in the 2005 brand designations, were as follows:

	For the Twelve Months
	Ended December 31,

			%
	2004	2003	Change

RJR Tobacco investment brands:
CAMEL excluding Regular	21.6	20.0	8.1%
KOOL	4.9	—	NM
RJR Tobacco selective support brands:
DORAL	18.3	21.2	(13.8)%
WINSTON	14.8	15.7	(5.5)%
SALEM	8.9	9.3	(4.6)%
PALL MALL Savings	2.5	—	NM
RJR Tobacco non-support brands	20.6	13.8	49.3%

RJR Tobacco total full-price	57.0	49.7	14.5%
RJR Tobacco total savings	34.6	30.3	14.5%

RJR Tobacco total domestic	91.6	80.0	14.5%
Other	2.4	2.3	7.5%

RAI total domestic	94.0	82.3	14.3%

Industry(1):
Full-price	274.4	276.1	(0.6)%
Savings	119.5	125.2	(4.5)%

Industry total domestic	393.9	401.3	(1.8)%

(1)	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect revised methodology adopted to better estimate industry volume.
      RJR Tobacco’s full-year total domestic shipment volume increased 14.5% reflecting the impact of the business combination offset in part by the underlying declines in consumption, or retail sales to consumers.
      Shipments in the full-priced tier remained at 62.2% of RJR Tobacco’s total domestic shipments during each of 2004 and 2003. Industry full-price shipments as a percentage of total domestic shipments increased to 69.6% in 2004 from 68.8% in 2003.

      The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio had been combined as of the beginning of the periods. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data from IRI were as follows:

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
      Cost of products sold increased $654 million from 2003 primarily due to acquired operations. MSA expenses were $2.2 billion in 2004, after elimination of MSA Phase II growers’ liability of $69 million. In addition, the 2004 cost of products sold included $70 million related to the federal tobacco quota buyout legislation. For more information related to the MSA, see note 14 to consolidated financial statements, and for more information related to the tobacco quota buyout legislation, see “— Governmental Activity” below and note 14 to consolidated financial statements.
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

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During 2004 and 2003, RJR Tobacco’s product liability defense costs were $115 million and $144 million, respectively. The decrease in product liability defense costs in 2004 compared with 2003 was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal.
      Amortization expense of $24 million in 2004 includes $18 million relating to the acquired intangibles for contract manufacturing, customer contracts, consumer database and patents and $6 million trademark amortization relating to several definite-lived, non-support brands. For additional information, see note 1 to consolidated financial statements.
      Fixture impairment charges of $106 million in 2003 were non-cash charges related to transfer of ownership of RJR Tobacco’s retail merchandising fixtures to cigarette retailers and reflect the elimination of the carrying value of the fixtures. As a result of this transfer, no further amortization is required. During 2003, amortization related to the fixtures was $66 million.
      Restructuring and asset impairment charge adjustments in 2004 resulted in net additional charges of $38 million relating to the 2002 restructuring partially offset by net reversals of $33 million relating to the 2003 restructuring.
      Goodwill and trademark impairment charges of $199 million were incurred in 2004 compared with $4,089 million incurred during 2003. In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, impairment occurred on five of RJR Tobacco’s non-investment brands, primarily WINSTON, SALEM and DORAL. The impairment primarily reflects RJR Tobacco’s decision in the fourth quarter of 2004, in conjunction with the implementation of the brand strategies resulting from the business combination, to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded impairment charges of $199 million based on the excess of certain brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheet, as goodwill and trademark impairment charges in the 2004 consolidated income statement and had no impact on cash flows. In addition, the extent of the sales decline projected for certain brands that will no longer receive marketing support indicated that a definite life is probable. As a result, the carrying values of these brands are being amortized over their remaining lives, which range from 5 to 11 years.
      In 2003, in response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. In conjunction with these events, RJR Tobacco tested its goodwill and trademarks for impairment. For the purpose of testing goodwill, the fair value of RJR Tobacco was determined with the assistance of an independent appraisal firm, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate was based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation, in accordance with SFAS No. 142, indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.8 billion, and an impairment charge equal to that estimated excess was recognized. This impairment charge was included in goodwill and trademark impairment charges in the consolidated income statements and had no impact on cash flows.
      The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million in the third quarter of 2003. This charge was based on the excess of certain brands’ carrying values over their estimated fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the

RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. This impairment charge was included in goodwill and trademark impairment charges in the consolidated statements of income and had no impact on cash flows.
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
Liquidity and Financial Condition

Liquidity
      At present, the principal sources of liquidity for RAI’s operating subsidiaries’ business and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA and other state settlement agreements, to fund their capital expenditures and to make payments to RJR that, when combined with RJR’s cash balance, will enable RJR to make its required debt-service payments and to fund RAI to enable it to pay dividends to its shareholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, or accelerated declines in consumption, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

      Contractual obligations as of December 31, 2005 were as follows:

	Payments Due by Period

		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter

Long-term debt, exclusive of interest(1)	$1,724	$190	$329	$498	$707
Interest payments related to long-term debt(1)	573	112	179	147	135
Operating leases(2)	95	29	32	16	18
Non-qualified pension obligations(3)	38	6	12	13	7
Postretirement benefit obligations(3)	753	76	152	152	373
Qualified pension funding(3)	225	225	—	—	—
Purchase obligations(4)	1,839	412	415	329	683
Other noncurrent liabilities(5)	116	N/A	70	6	40
MSA and other state settlement obligations(6)	13,500	2,600	5,400	5,500	—
Federal tobacco buyout obligations(7)	2,020	260	520	520	720

Total cash obligations	$20,883	$3,910	$7,109	$7,181	$2,683

(1)	For more information about RJR’s long-term debt, see “— Debt” below and note 12 to consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See note 20 to consolidated financial statements for additional information.

(3)	For more information about RAI’s pension plans and postretirement benefits, see note 17 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on Pension Benefit Guaranty Corporation requirements and tax deductibility and is not reasonably estimable beyond one year.

(4)	Purchase obligations include commitments to acquire tobacco leaf, leaf processing, media services, capital expenditures and software maintenance. The major component of the purchase obligations, although not believed to be incremental to previously anticipated leaf purchase needs, is the estimated value of the commitment to purchase leaf as a part of the settlement agreement reached in the DeLoach antitrust case. See note 14 to consolidated financial statements for additional information on the DeLoach case.

(5)	Other noncurrent liabilities include primarily restructuring and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, including RJR’s liabilities recorded in 1999 related to certain indemnification claims, for which timing of payments are not estimable. For more information about RJR’s indemnification obligations, see note 14 to consolidated financial statements.

(6)	These obligations are not reasonably estimable beyond five years. For more information about RJR Tobacco’s settlement payments, see note 14 to consolidated financial statements.

(7)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and note 14 to consolidated financial statements.
      Commitments as of December 31, 2005 were as follows:

	Commitment Expiration Period

		Less than	1-3
	Total	1 Year	Years

Standby letters of credit backed by revolving credit facility	$25	$23	$2

Total commitments	$25	$23	$2

Cash Flows
      Net cash flows from operating activities of $1.3 billion in 2005 increased $537 million from 2004. This change is primarily due to higher net income, lower restructuring and income tax payments, favorable related party movements and favorable inventory movements due to lower leaf costs, changes in leaf durations and lower finished goods. These increases were offset in part by higher 2005 MSA payments and higher pension funding in 2005.
      Net cash flows from operating activities increased $155 million to $736 million in 2004, when compared with 2003. This change is primarily due to higher net income, partially offset by the cash utilization of restructuring charges and funding of retirement benefits during 2004.
      Net cash flows used in investing activities were $989 million in 2005 compared with net cash flows from investing activities of $260 million in 2004. This change is primarily due to the 2005 net purchases of short-term investments of $898 million compared with the 2004 net proceeds from the sales of short-term investments of $188 million. Also, the 2005 net cash flows used in investing activities include $45 million related to the purchase of the U.S. duty-free and U.S. military overseas businesses relating to certain brands from JTI compared with $204 million in net cash proceeds acquired in the 2004 business combination. For 2005, cash flows from investing activities also includes $48 million related to the sale of RJR Tobacco’s packaging operations.
      Net cash flows from investing activities were $260 million in 2004 compared with $641 million in 2003. This change is primarily due to the 2003 higher net proceeds from the sales of short-term investments and the liquidation of a trust which effectively defeased subordinated debentures that were acquired with NGH in 2000 and the net cash proceeds acquired in the 2004 business combination.
      Net cash flows used in financing activities were $450 million in 2005 compared with $467 million in 2004. This change is primarily due to the $499 million debt issuance proceeds in June 2005 less $360 million for repayments of long-term debt related to the tender offer for the 2006 notes. This decrease was offset in part by higher dividends paid reflecting primarily the outstanding shares of common stock issued in consideration of the business combination and, to a lesser extent, the increased dividend rate in 2005.
      Net cash flows used in financing activities were $467 million in 2004 compared with $1,122 million in 2003. This change is primarily due to the use of $741 million to repay notes that matured in 2003.

Stock Repurchases
      RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan, as successor plan to the 1999 LTIP. Additionally, to maintain B&W’s ownership percentage of RAI common stock at 42%, RAI was required to repurchase and cancel shares, dependent upon certain stock issuances through September 2005. During 2005, RAI repurchased 41,777 shares of its common stock at an aggregate cost of $3 million.

Dividends
      On February 1, 2006, RAI’s board of directors declared a quarterly cash dividend of $1.25 per common share. The dividend will be paid on April 3, 2006 to shareholders of record as of March 10, 2006. On an annualized basis, the dividend rate is $5.00 per common share. This 31.6% increase in dividends from the fourth quarter 2004 dividend of $0.95 reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Capital Expenditures
      RAI’s operating subsidiaries’ recorded capital expenditures of $110 million, of which $105 million was paid in 2005, $92 million and $70 million in 2005, 2004 and 2003, respectively. Capital expenditures in 2005 and 2004 include $47 million and $23 million, respectively, related to the operations integration resulting from the business combination. RAI’s operating subsidiaries plan to spend $160 million to $170 million for capital expenditures during 2006, funded primarily by cash flows from operations. This increase in 2006 is primarily due to increased expenditures for manufacturing equipment, office building improvements and the planned purchase of a previously leased aircraft. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2005.

Debt
      RJR’s revolving credit facility with a syndicate of banks has a committed amount of $486 million through January 2007. RJR can use the full credit facility to obtain loans or letters of credit, at its option.
      Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays facility fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. As described below, the collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At December 31, 2005, RJR had $25 million in letters of credit outstanding under the credit facility. No borrowings were outstanding, and the remaining $461 million of the credit facility was available for borrowing.
      In June 2005, RJR completed a private offering of $300 million of 6.5% secured notes due July 15, 2010, and $200 million of 7.3% secured notes due July 15, 2015. The private offering required RJR to pay additional interest on the foregoing notes at an annual rate of 0.5% if it failed to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an exchange offer for publicly registered notes no later than February 24, 2006. On December 7, 2005, RJR filed a registration statement with the SEC which became effective January 10, 2006, in order to issue registered notes in exchange for the $500 million privately placed notes issued in June 2005. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the privately placed notes do not apply to the exchange notes. At the expiration of the exchange offer on February 14, 2006, 100% of the privately placed 6.5% secured notes due 2010, and 100% of the privately placed 7.3% secured notes due 2015, had been validly tendered for exchange and not withdrawn, and were accepted by RJR.
      In conjunction with the private offering, RJR commenced in June 2005, a cash tender offer for any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, referred to as the 2006 Notes, and a consent solicitation to amend the related indenture. The consents were solicited to approve indenture amendments, which eliminated substantially all of the restrictive covenants and one of the events of default with respect to the 2006 Notes. After RJR received the requisite consents to the amendments, RJR, the guarantors of the 2006 Notes and the indenture trustee entered into a supplemental indenture effecting the amendments, which affect only the 2006 Notes. In July 2005, RJR used a portion of the proceeds from the private offering to extinguish approximately $310 million of the 2006 Notes that were tendered pursuant to the tender offer. The remainder of the private offering proceeds will be maintained and used to pay at maturity the 2006 Notes that were not tendered in the offer, or at RJR’s discretion, to redeem the 2006 Notes. In accordance with the terms of the amendments, the outstanding 2006 Notes that were not tendered in the offer are no longer secured, but remain guaranteed by RAI and certain of RJR’s subsidiaries, as described below. In the third quarter of 2005, RJR recorded $7 million of net costs related to the extinguishment of the 2006 Notes.

      Unlike RJR’s other non-bank debt, RJR’s secured notes, as well as the 2006 Notes that were not extinguished pursuant to the tender offer and are unsecured, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, which entities also guarantee RJR’s obligations under RJR’s credit facility.
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
      Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and S&P’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by S&P or Moody’s could have an adverse impact on RJR’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
      As of December 31, 2005, RJR had $1.45 billion of guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2007 through 2015 and $190 million guaranteed, unsecured notes outstanding, at a fixed annual interest rate of 7.75% due in 2006. In addition, as of December 31, 2005, RJR had $89 million of notes outstanding which were neither secured nor guaranteed, at fixed annual interest rates of 8.5% to 9.25%, due in 2007 through 2013. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
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
      RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2005.

Litigation and Settlements
      Various legal claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W. In one such pending case, Engle v. R.J. Reynolds Tobacco Co., a Florida state court jury rendered a punitive damages verdict in July 2000, in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 14 to consolidated financial statements.
      Even though RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.
      In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 14 to consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 14 to consolidated financial statements. The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

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
      In addition, during 2006, the U.S. Congress may consider legislation regarding:

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
      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.46 per pack in Rhode Island. In 2005, seven state legislatures increased their cigarette excise tax per pack: Kentucky (from $0.03 to $0.30), Maine (from $1 to $2), New Hampshire (from $0.52 to $0.80), North Carolina (from $0.05 to $0.30 with an additional $0.05 effective in 2006), Ohio (from $0.55 to $1.25), Washington (from $1.425 to $2.025) and Virginia, whose graduated increase of $0.10 per pack (from $0.20 to $0.30) passed in 2004, went into effect. Although not a tax “increase,” Idaho voted to make permanent $0.29 of the state’s cigarette excise tax that was scheduled to sunset on June 30, 2005; the tax remains at $0.57 per pack. After consideration of these actions, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average, is approximately $0.783. Several states have pending legislation proposing excise tax increases in 2006. Certain local and city jurisdictions, such as New York City and Chicago, also impose excise taxes on cigarettes sold in those jurisdictions.
      In addition, Minnesota enacted a “health impact fee,” effective August 1, 2005, that among other things imposes a $0.75 per pack fee on cigarettes, which is in addition to its current cigarette excise tax of $0.48 per pack. The legislation imposing the health impact fee expressly states that its purpose is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and certain other tobacco manufacturers and distributors filed a motion in Minnesota state court to enforce provisions of the Minnesota settlement agreement, which in the view of RJR Tobacco and the other moving parties released any right the state might have to claim additional compensation for such costs, beyond that provided by the ongoing payments made to the state annually pursuant to the terms of the settlement agreement. A hearing on this motion was held on September 29, 2005. On December 20, 2005, the court ruled that the health impact fee violates the terms of the settlement and is unconstitutional. On December 28, 2005, the state noticed an appeal of the court’s ruling and separately sought accelerated review of the trial court’s order by the Minnesota Supreme Court. On January 18, 2006, the parties entered an agreed stipulation that permitted the state to continue to collect the health impact fee during the pendency of all relevant appeals. On January 19, 2006 the Minnesota Supreme Court agreed to hear the matter on an expedited basis. The Minnesota Supreme Court indicated that the case will be placed on its April 2006 calendar for oral argument.
      Separately, a class action complaint was filed on January 23, 2006 in the Fourth Judicial District of Minnesota State Court on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class action complaint names RJR Tobacco and various other entities as defendants, and asserts an unjust enrichment claim, seeks the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requests that these monies “be distributed by the best means practicable to the Class members.” The plaintiffs in this action have agreed to have this case transferred to the court presiding over RJR Tobacco’s Motion to Enforce the Settlement Agreement and to have the matter dealt with on a consolidated basis.
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

      During the past four decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, this act:

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
      Legislation imposing various restrictions on public smoking also has been enacted in 49 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health-care programs or cancer research. In addition, educational and research programs addressing health-care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking in scheduled passenger aircraft, and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers interstate. Certain common carriers have imposed additional restrictions on passenger smoking.
      In December 2003, the California Environmental Protection Agency Air Resources Board issued a “Proposed Identification of Environmental Tobacco Smoke as a Toxic Air Contaminant” for public review. On January 26, 2006, the Air Resources Board identified environmental tobacco smoke as a Toxic Air Contaminant, following a three-year administrative process. The Air Resources Board is now required to prepare a report assessing the need and appropriate degree of control of environmental tobacco smoke. RJR Tobacco cannot predict the form any future California regulation may take.
      Several states have enacted or have proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In September 2003, the Massachusetts Department of Public Health, referred to as the MDPH, announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients-

reporting requirement. (The United States Court of Appeals for the First Circuit previously affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH also has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. Because MDPH withdrew its notice for a public hearing in November 2003, it is impossible to predict the final form any new regulations will take or the effect they will have on the business or results of operations of RJR Tobacco.
      In June 2000, the New York state legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. In 2005, California and Vermont each enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement will take effect in Vermont on May 1, 2006, and in California on January 1, 2007. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
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
      Thirty-three states by statute or court rule have limited, and several additional states are considering limiting, the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six other jurisdictions, the filing of a notice of appeal automatically stays the judgment of the trial court.
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

Tobacco Buyout Legislation
      On October 22, 2004, the President signed FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $260 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $25 million has been paid through the fourth quarter of 2005, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
      RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial condition and results of operations. Of the accrued but unpaid MSA Phase II obligations, $69 million was reversed in the fourth quarter of 2004, and $79 million was reversed in the first six months of 2005.
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment of approximately $37 million. On August 19, 2005, the North Carolina Supreme Court reversed the lower court’s decision, and remanded the case back to the North Carolina Business Court, where the MSA Phase II payments of approximately $111 million previously made for 2004 were released to the beneficiaries of the Growers’ Trust. On October 19, 2005, the North Carolina Business Court denied RJR Tobacco’s motion for additional proceedings on the issue of the payment of the fourth quarter MSA Phase II payment of approximately $37 million, ordered RJR Tobacco to make this payment within ten business days and ordered RJR Tobacco to pay pre-judgment interest. Pursuant to that order and an agreement with the trustee of the Growers’ Trust, RJR Tobacco paid, in the fourth quarter of 2005, an aggregate of approximately $38 million in satisfaction of its fourth quarter 2004 MSA Phase II payments.
      For information concerning indemnification obligations between RJR Tobacco and B&W related to pre-closing MSA liabilities, see “— Other Contingencies and Guarantees” in note 14 to consolidated financial statements.

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

Other Contingencies and Guarantees
      For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “— Other Contingencies and Guarantees” in note 14 to consolidated financial statements.

Cautionary Information Regarding Forward-Looking Statements
      Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and the growth of deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to realize the benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RJR’s securities;

•	the restrictive covenants of RJR’s revolving credit facility;

•	the possibility of fire, violent weather and other disasters that may adversely affect the manufacturing facilities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses;

•	any adverse effects arising out of the implementation of an SAP enterprise business system in 2006; and

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in euros and British pounds. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 13 to consolidated financial statements for further information regarding financial instruments entered into by RAI or its operating subsidiaries.
      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors
Reynolds American Inc.:
We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reynolds American Inc.’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Greensboro, North Carolina
February 27, 2006

Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of RAI,

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of RAI are being made only in accordance with authorizations of management and directors of RAI, and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of RAI’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2005.
      KPMG LLP, RAI’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of RAI’s internal control over financial reporting and on the effectiveness of RAI’s internal control over financial reporting. Such report is included in Item 8 — Financial Statements and Supplementary Data.
Dated: February 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Reynolds American Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Reynolds American Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Reynolds American Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Greensboro, North Carolina
February 27, 2006

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,

	2005	2004	2003

Net sales(1)	$7,779	$6,196	$5,267
Net sales, related party	477	241	—

	8,256	6,437	5,267
Costs and expenses:
Cost of products sold(1),(2)	4,919	3,872	3,218
Selling, general and administrative expenses	1,611	1,455	1,327
Loss on sale of assets	24	—	—
Amortization expense	41	24	—
Restructuring and asset impairment charges	2	5	368
Goodwill and trademark impairment charges	200	199	4,089
Fixture impairment	—	—	106

Operating income (loss)	1,459	882	(3,841)
Interest and debt expense	113	85	111
Interest income	(85)	(30)	(29)
Other (income) expense, net	15	(2)	(5)

Income (loss) from continuing operations before income taxes	1,416	829	(3,918)
Provision for (benefit from) income taxes	431	202	(229)

Income (loss) from continuing operations	985	627	(3,689)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes (2005 — $1; 2004 — $6; 2003 — $97)	2	12	122

Income (loss) before extraordinary item	987	639	(3,567)
Extraordinary item — gain on acquisition	55	49	121

Net income (loss)	$1,042	$688	$(3,446)

Basic income (loss) per share:
Income (loss) from continuing operations	$6.68	$5.66	$(44.08)
Gain on sale of discontinued businesses	0.01	0.11	1.46
Extraordinary item	0.38	0.44	1.45

Net income (loss)	$7.07	$6.21	$(41.17)

Diluted income (loss) per share:
Income (loss) from continuing operations	$6.67	$5.62	$(44.08)
Gain on sale of discontinued businesses	0.01	0.11	1.46
Extraordinary item	0.38	0.44	1.45

Net income (loss)	$7.06	$6.17	$(41.17)

Dividends declared per share	$4.20	$3.80	$3.80

(1)	Excludes excise taxes of $2,175 million, $1,850 million and $1,572 million during 2005, 2004 and 2003, respectively.

(2)	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended December 31,

	2005	2004	2003

Cash flows from (used in) operating activities:
Net income (loss)	$1,042	$688	$(3,446)
Less income from discontinued operations	(2)	(12)	(122)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	195	153	151
Restructuring and asset impairment charges	(62)	(151)	277
Acquisition restructuring charges	(59)	(86)	—
Goodwill and trademark impairment charges	200	199	4,089
Deferred income tax expense (benefit)	32	(142)	(470)
Extraordinary item — gain on acquisition	(55)	(49)	(121)
Fixture impairment	—	—	106
Other changes, net of acquisition effects, that provided (used) cash:
Accounts and notes receivable	(101)	2	29
Inventories	200	(61)	79
Related party, net	113	(74)	—
Accounts payable and accrued liabilities including income taxes and other working capital	34	82	(49)
Litigation bonds	16	10	(10)
Tobacco settlement and related expenses	(131)	137	83
Pension and postretirement	(211)	(56)	(18)
Other, net	62	96	3

Net cash flows from operating activities	1,273	736	581

Cash flows from (used in) investing activities:
Purchases of short-term investments	(10,883)	(4,569)	(3,345)
Proceeds from short-term investments	9,985	4,757	3,994
Purchases of long-term investments	(5)	(10)	—
Proceeds from long-term investments	—	1	—
Capital expenditures	(105)	(92)	(70)
Distribution from (investment in) equity investees	12	5	(36)
Acquisitions, net of cash acquired	(45)	204	(9)
Net proceeds from the sale of businesses	48	—	6
Proceeds from liquidation of trusts	—	—	99
Other, net	4	(36)	2

Net cash flows (used in) from investing activities	(989)	260	641

Cash flows from (used in) financing activities:
Dividends paid on common stock	(575)	(383)	(323)
Proceeds from exercise of stock options	3	43	17
Repurchase of common stock	(3)	(71)	(75)
Repayments of long-term debt	(360)	(56)	(741)
Proceeds from issuance of long-term debt	499	—	—
Deferred debt issuance costs	(7)	—	—
Debt retirement costs	(7)	—	—

Net cash flows used in financing activities	(450)	(467)	(1,122)

Net change in cash and cash equivalents	(166)	529	100
Cash and cash equivalents at beginning of year	1,499	970	870

Cash and cash equivalents at end of year	$1,333	$1,499	$970

Income taxes paid, net of refunds	$306	$360	$231
Interest paid	$92	$74	$99
Tobacco settlement and related expense payments	$2,732	$2,046	$1,826
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,333	$1,499
Short-term investments	1,373	473
Accounts and notes receivable, net of allowance (2005 — $7; 2004 — $7)	99	102
Accounts receivable, related party	67	80
Income tax receivable	159	—
Inventories	1,066	1,265
Deferred income taxes	865	941
Prepaid expenses	98	212
Assets held for sale	5	52

Total current assets	5,065	4,624
Property, plant and equipment, at cost:
Land and land improvements	100	102
Buildings and leasehold improvements	677	667
Machinery and equipment	1,649	1,695
Construction-in-process	53	39

Total property, plant and equipment	2,479	2,503
Less accumulated depreciation	1,426	1,374

Property, plant and equipment, net	1,053	1,129
Trademarks, net of accumulated amortization (2005 — $504; 2004 — $487)	2,188	2,403
Goodwill	5,672	5,685
Other intangibles, net of accumulated amortization (2005 — $42; 2004 — $18)	226	206
Other assets and deferred charges	315	381

	$14,519	$14,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$43	$70
Tobacco settlement and related accruals	2,254	2,381
Accrued liabilities and other	1,562	1,543
Due to related party	31	—
Deferred revenue, related party	69	—
Current maturities of long-term debt	190	50
Liabilities related to assets held for sale	—	11

Total current liabilities	4,149	4,055
Long-term debt (less current maturities)	1,558	1,595
Deferred income taxes	639	805
Long-term retirement benefits	1,374	1,469
Other noncurrent liabilities	246	328
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2005 — 147,432,945; 2004 — 147,364,450)	—	—
Paid-in capital	8,694	8,682
Accumulated deficit	(1,638)	(2,061)
Accumulated other comprehensive loss — (cumulative minimum pension liability: 2005 — $502, net of tax; 2004 — $446, net of tax)	(503)	(445)

Total shareholders’ equity	6,553	6,176

	$14,519	$14,428

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

				Accumulated
			Retained	Other
			Earnings	Comprehensive	Unamortized		Total	Comprehensive
	Common	Paid-In	(Accumulated	Income	Restricted	Treasury	Shareholders’	Income
	Stock	Capital	Deficit)	(Loss)	Stock	Stock	Equity	(Loss)

Balance at December 31, 2002	$1	$7,401	$1,217	$(598)	$(19)	$(1,286)	$6,716
Net loss	—	—	(3,446)	—	—	—	(3,446)	$(3,446)
Minimum pension liability, net of $76 tax expense	—	—	—	137	—	—	137	137
Other	—	—	—	(1)	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	—	—	$(3,310)

Dividends — $3.80 per share	—	(81)	(240)	—	—	—	(321)
Stock options exercised	—	17	—	—	—	—	17
Tax benefit on equity awards	—	14	—	—	—	—	14
Restricted stock awarded	—	23	—	—	(23)	—	—
Restricted stock amortization	—	—	—	—	16	—	16
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	—	—	—	—	(75)	(75)

Balance at December 31, 2003	1	7,377	(2,469)	(462)	(23)	(1,367)	3,057
Net income	—	—	688	—	—	—	688	$688
Minimum pension liability, net of $10 tax expense	—	—	—	17	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	$705

Dividends — $3.80 per share	—	(162)	(280)	—	—	—	(442)
Stock options exercised	—	43	—	—	—	—	43
Tax benefit on equity awards	—	13	—	—	—	—	13
Restricted stock awarded	—	8	—	—	(8)	—	—
Restricted stock amortization	—	—	—	—	28	—	28
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	(43)	—	—	—	(28)	(71)
Acquisition transactions	(1)	1,443	—	—	—	1,401	2,843

Balance at December 31, 2004	—	8,682	(2,061)	(445)	—	—	6,176
Net income	—	—	1,042	—	—	—	1,042	$1,042
Minimum pension liability, net of $87 tax benefit	—	—	—	(56)	—	—	(56)	(56)
Cumulative translation adjustment and other, net of tax	—	—	—	(2)	—	—	(2)	(2)

Total comprehensive income	—	—	—	—	—	—	—	$984

Dividends — $4.20 per share	—	—	(619)	—	—	—	(619)
Stock options exercised	—	3	—	—	—	—	3
Tax benefit on equity awards	—	12	—	—	—	—	12
Common stock repurchased	—	(3)	—	—	—	—	(3)

Balance at December 31, 2005	$—	$8,694	$(1,638)	$(503)	$—	$—	$6,553

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane Limited, referred to as Lane and R. J. Reynolds Global Products, Inc., referred to as GPI.
      RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol RAI. RAI was created to facilitate the transactions on July 30, 2004, to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with RJR Tobacco, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR.
      References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation and an indirect, wholly owned operating subsidiary of RAI. The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI and the acquired operations of B&W and Lane subsequent to July 30, 2004.
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
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation.
      All dollar amounts are presented in millions unless otherwise noted.

Master Settlement Agreement and Federal Tobacco Buyout Expenses
      Cost of products sold includes the following components for MSA and other state settlements, and federal tobacco buyout expenses for the years ended December 31:

	2005	2004	2003

Settlement	$2,641	$2,252	$1,934
Phase II growers’ liability offset	(79)	(69)	—
Phase II growers’ expense	38	—	—

Total settlement expense	$2,600	$2,183	$1,934

Federal tobacco quota buyout	$264	$70	$—
Federal quota tobacco stock liquidation assessment	81	—	—

Total quota buyout expense	$345	$70	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For additional information, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” and “— Tobacco Buyout Legislation” in note 14.

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
      Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. Interest income and amortization of premiums and discounts are included in interest income. Gains and losses on investment securities sold are determined based on the specific identification method and are included in other (income) expense, net. Unrealized losses that are other than temporary are recognized in net income. No securities are held for speculative or trading purposes.

Accounts Receivable
      Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:

Balance at December 31, 2002	$3
Bad debt expense	2
Write-off of bad debt	(2)

Balance at December 31, 2003	3
Bad debt expense	1
Allowance for doubtful accounts acquired	4
Write-off of bad debt	(1)

Balance at December 31, 2004	7
Bad debt expense	1
Write-off of bad debt	(1)

Balance at December 31, 2005	$7

Inventories
      Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, and variable costs and overhead and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to curing requirements, are classified as current assets, consistent with recognized industry practice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Trademarks and other intangible assets with indefinite lives and goodwill are not amortized, but are tested annually, during the fourth quarter, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
      The changes in the carrying amount of goodwill during the years ended December 31, 2004 and 2005, were as follows:

	RJR
	Tobacco	Santa Fe	Lane	Consolidated

Balance as of January 1, 2004	$3,068	$224	$—	$3,292
Goodwill acquired	2,289	—	140	2,429
Adjustment due to resolution of pre-LBO tax matters	(36)	—	—	(36)

Balance as of December 31, 2004	5,321	224	140	5,685
Adjustment to 2004 acquisition restructuring reserve, net of tax	(9)	—	—	(9)
Impairment included in operating income	—	—	(2)	(2)
Adjustment to deferred tax	(3)	—	1	(2)

Balance as of December 31, 2005	$5,309	$224	$139	$5,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of trademarks during the years ended December 31, 2004 and 2005, were as follows:

	RJR Tobacco		Santa Fe	Lane

	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated

Balance as of January 1, 2004	$1,604	$—	$155	$—	$1,759
Trademarks acquired	766	58	—	25	849
Impairment included in operating income	(199)		—	—	(199)
Trademarks reclassified	(27)	27	—	—	—
Amortization expense	—	(6)	—	—	(6)

Balance as of December 31, 2004	2,144	79	155	25	2,403
Impairment included in operating income	(197)	(1)	—	—	(198)
Amortization expense	—	(17)	—	—	(17)

Balance as of December 31, 2005	$1,947	$61	$155	$25	$2,188

      The changes in the carrying amount of other intangibles during the years ended December 31, 2004 and 2005, were as follows:

	RJR Tobacco		Lane

	Indefinite	Finite	Indefinite
	Life	Life	Life	GPI	Consolidated

Balance as of January 1, 2004	$—	$1	$—	$—	$1
Intangibles acquired	16	172	35	—	223
Amortization expense	—	(18)	—	—	(18)

Balance as of December 31, 2004	16	155	35	—	206
Intangibles acquired	—	—	—	44	44
Amortization expense	—	(24)	—	—	(24)

Balance as of December 31, 2005	$16	$131	$35	$44	$226

      The intangibles acquired during 2005 relate to the preliminary valuation of the purchase from Japan Tobacco Inc. of its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The related rights were previously sold to Japan Tobacco Inc. in 1999 as a part of the sale of RJR’s international tobacco business. The goodwill, trademarks and other intangibles acquired in 2004 are attributable to the July 30, 2004, business combination transactions. See notes 2 and 3 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Details of finite-lived intangible assets as of December 31, 2005, were as follows:

		Accumulated
	Gross	Amortization	Net

Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	22	129
Technology-based	3	1	2

Total other intangibles	173	42	131
Trademarks	84	23	61

	$257	$65	$192

      As of December 31, 2005, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years is as follows:

Year	Amount

2006	$28
2007	25
2008	24
2009	22
2010	20
Thereafter	73

$192

      In 2003, in response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring. In conjunction with these events, RJR Tobacco tested its goodwill and trademarks for impairment required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” For the purpose of testing goodwill, the fair value of RJR Tobacco was determined with the assistance of an independent appraisal firm, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate was based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.8 billion, and an impairment charge equal to that estimated excess was recognized. This impairment charge was included in goodwill and trademark impairment charges in the consolidated income statement and as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.
      The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million in the third quarter of 2003. This charge was based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. This impairment charge was included in goodwill and trademark impairment charges in the consolidated statement of income, as a decrease in the carrying value of trademarks in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, impairment occurred on five of RJR Tobacco’s non-investment brands, primarily WINSTON, SALEM and DORAL. The impairment primarily reflects RJR Tobacco’s decision in the fourth quarter of 2004, in conjunction with the implementation of the brand strategies resulting from the business combination with B&W, to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded impairment charges of $199 million based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheet, as goodwill and trademark impairment charges in the 2004 consolidated income statement and had no impact on cash flows. In addition, the extent of the sales decline projected for certain brands that will no longer receive marketing support indicated that a definite life is probable. As a result, these brands, with carrying values of $27 million after 2004 impairment charges, are being amortized over their remaining lives, which range from 5 to 15 years, consistent with the pattern of economic benefits estimated to be received.
      In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2005, impairment occurred on seven of RJR Tobacco’s non-investment brands, primarily DORAL, WINSTON and SALEM. The impairment primarily reflects modification during the fourth quarter of 2005, to the previously anticipated level of support between certain brands, and also results from the 2006 strategic plan projecting net sales of certain brands to decline at a faster rate than was assumed in the 2004 annual impairment test. Accordingly, RJR Tobacco recorded impairment charges of $198 million based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 11.0%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheet, as goodwill and trademark impairment charges in the 2005 consolidated income statement and had no impact on cash flows.
      During the fourth quarter of 2005, Lane’s goodwill was impaired $2 million relating to the excess of book value over fair value of assets reclassified to held-for-sale concerning its pipe manufacturing business.

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
      During the fourth quarter of 2004, RJR Tobacco announced its intention to accept returned goods resulting directly from its new brand portfolio strategy. A returned goods accrual of $38 million was recorded for these expected returns, adversely impacting net income $0.21 per basic and diluted share for the year ended December 31, 2004. In 2005, RJR Tobacco resumed its policy of only accepting returns on unintentionally damaged products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandising Fixtures
      In response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization in 2002. During 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were lower than RJR Tobacco’s original expectations. As a result, RJR Tobacco significantly reduced further replacement of its merchandising fixtures and ceased accelerated amortization. Amortization of merchandising fixtures during 2003 was $66 million, of which $21 million was accelerated amortization. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during 2003.
      In response to marketplace activity, during the fourth quarter of 2003, RJR Tobacco changed its strategy related to replacement of merchandising fixtures and transferred its ownership of these fixtures to the cigarette retailers, resulting in an impairment charge of $106 million. RJR Tobacco no longer provides merchandising fixtures to cigarette retailers.

Accounting for Derivative Instruments and Hedging Activities
      Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires RAI to measure every derivative instrument, including certain derivative instruments embedded in other contracts, at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.
      RAI formally assesses both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively.

Software Costs
      Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than three years are capitalized. These costs are amortized over five years or less. During 2005 and 2004, costs of $22 million and $11 million, respectively, were capitalized or included in construction in process; in addition, $27 million of software assets were acquired through the business combination in 2004. During 2005, $3 million of software assets were sold as a part of the sale of the packaging operations, see note 4 for additional information. At December 31, 2005, and December 31, 2004, the unamortized balance was $38 million and $39 million, respectively. Related amortization expense was $20 million, $32 million and $15 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization on a portion of the acquired software assets was accelerated in 2004 as its useful life was limited due to the business integration.

Revenue Recognition
      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria are generally met when title and risk of loss pass to the customer. Certain sales of leaf, considered as bill-and-hold for accounting purposes, are recorded as deferred revenue when all of the above revenue recognition criteria are met except delivery, postponed by the customer’s request. Revenue is subsequently recognized upon delivery. Shipping and handling costs are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classified as cost of products sold. Certain sales incentives, including coupons, buydowns and slotting allowances, are classified as reductions of net sales.

Advertising and Research and Development
      Advertising costs, which are expensed as incurred, were $96 million, $143 million and $135 million in the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 is primarily related to the brand strategy implemented at the beginning of 2005, which reduced advertising on non-investment brands. Research and development costs, which are expensed as incurred, were $53 million, $48 million and $54 million in the years ended December 31, 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation
      All of RJR’s compensation costs related to employee stock awards that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of Accounting Principles Board, referred to as APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended. All compensation costs related to employee stock plans for all grant dates are disclosed under the provisions of SFAS No. 123, as amended. Compensation costs on grants that vest pro rata are recognized over the life of each award in the series as if it had its own separate vesting period. All intrinsic value-based employee stock awards vested concurrent with the completion of the combination transactions on July 30, 2004. Therefore, there is no pro forma stock-based employee compensation disclosure for 2005.
      The following table illustrates the effect on net income and income per share as if RAI had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31:

	2004	2003

Net income (loss), as reported	$688	$(3,446)
Add: Stock-based employee compensation expense included in reported net income, net of tax	22	10
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	20	9

Pro forma net income (loss)	$690	$(3,445)

Income (loss) per share:
Basic — as reported	$6.21	$(41.17)
Basic — pro forma	6.23	(41.16)
Diluted — as reported	6.17	(41.17)
Diluted — pro forma	6.19	(41.16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement
      Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” was included in pension expense, and as described in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions” was included in the postretirement benefit cost. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. For further information and detailed disclosure in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” see note 17 to consolidated financial statements.

Tobacco-Related Litigation Contingencies
      In accordance with SFAS No. 5, “Accounting for Contingencies,” RAI and RJR Tobacco will record any loss related to tobacco litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range would be recorded. RAI and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is more than remote. RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. See note 14, “Commitments and Contingencies,” to consolidated financial statements, concerning tobacco-related litigation for which an unfavorable outcome is more than remote.

Recently Issued Accounting Pronouncements
      In November 2005, the Financial Accounting Standards Board issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered to be impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment. FSP FAS 115-1 and FAS 124-1 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of this FSP to have a material impact on its financial condition, results of operations or cash flows.
      In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP FAS 13-1 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of FSP FAS 13-1 to have a material impact on its financial condition, results of operations or cash flows.
      In September 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 requires two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for RAI for new arrangements entered into after April 1, 2006. RAI does not expect the adoption of EITF No. 04-13 to have a material impact on its financial condition, results of operations or cash flows.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used, and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Accounting Research Bulletin No. 43 allowed some of these costs to be carried as inventory, whereas SFAS No. 151 requires these costs to be recognized as expenses when incurred. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 151 to have a material impact on its financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 153 to have a material impact on its financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) is effective for RAI as of January 1, 2006. RAI does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested.
Note 2 — Business Combination Transactions
      RAI facilitated the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of B&W with RJR Tobacco, a wholly owned operating subsidiary of RJR. Upon completion of the combination transactions, B&W owned 61,952,762 shares, or 42%, of RAI’s outstanding common stock. The consideration assigned to the shares issued to and held by B&W was approximately $2.8 billion, or $45.882 per share, based on the average closing price of RJR common stock during the five-day period beginning two days before and ending two days after the announcement on October 23, 2003, of the combination transactions. Previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, on a one-for-one basis, resulting in their ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction was treated as a purchase of the B&W net assets by RJR for financial accounting purposes.
      As part of the combination transactions, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its pre-closing accrued liabilities under the MSA and related agreements. RJR Tobacco has agreed to indemnify B&W and its affiliates for, among other things,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements.
      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which owns all of the capital stock of Lane. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT retained the rights to use DUNHILL and other BAT trademarks outside the United States.
      Additionally, as part of the combination transactions, RJR contributed all of the capital stock of Santa Fe to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe and RJR became direct, wholly owned subsidiaries of RAI. Both Santa Fe and Lane operate as independent operating subsidiaries of RAI.
      The $3.0 billion cost of the acquisition, including direct acquisition costs, has been allocated to certain assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The goodwill resulting from the allocation of excess purchase price, as adjusted, was assigned to RJR Tobacco and Lane in the amounts of $2,277 million and $141 million, respectively.

Note 3 —	Acquisitions
      In April 2003, Santa Fe, through a wholly owned subsidiary, acquired with cash, the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH. The cost of the acquisition, net of cash acquired, was $9 million.
      In December 2005, GPI acquired from Japan Tobacco Inc., its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million allocated on the basis of the estimated fair market value of the inventory and intangible assets acquired, based on the preliminary valuation. The related rights were previously sold to Japan Tobacco Inc. in 1999 as a part of the sale of RJR’s international tobacco business.
Note 4 — Restructuring and Impairment Charges

2004 Acquisition Restructuring Costs
      The components of the 2004 acquisition restructuring costs accrued and utilized were as follows:

	Employee
	Severance
	and	Relocation/
	Benefits	Exit Costs	Total

Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance, December 31, 2005	$72	$40	$112

      In connection with the allocation of the cost of the business combination as to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions, of which 1,635 have been terminated as of December 31, 2005. Other accruals include the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
      During 2005, RJR Tobacco determined that, under the 2004 acquisition restructuring plan, the employment of approximately 15 additional former B&W employees would be terminated, which resulted in an accrual of $1 million. A reduction in relocation/exit costs reflects $17 million of lower-than-expected losses on home sales, fewer former B&W employee transfers and higher-than-expected sub-lease income on a closed facility, offset by an additional contract termination charge of $1 million. Also, in 2005, $9 million was expensed in selling, general and administrative, primarily relating to lower-than-expected sub-lease income on closed facilities.
      As of December 31, 2005, $154 million of the accrued amount had been paid. In the consolidated balance sheet as of December 31, 2005, $84 million is included in other current liabilities and $28 million is included in other noncurrent liabilities.

2003 Restructuring and Asset Impairment Charges
      The components of the 2003 restructuring and asset impairment charges, recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(58)	—	—	(58)

Balance, December 31, 2005	$17	$—	$—	$17

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
      After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction was substantially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
completed during the fourth quarter of 2004. The remaining accrual represents severance that will substantially be paid by December 31, 2007.
      The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of December 31, 2005, $208 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the consolidated balance sheet as of December 31, 2005, $14 million is included in other current liabilities and $3 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan.

2002 Restructuring and Asset Impairment Charges
      The components of the 2002 restructuring and asset impairment charges, recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Incurred in 2005	—	3	—	3
Utilized in 2005	(3)	(3)	—	(6)
Adjusted in 2005	—	—	(1)	(1)

Balance, December 31, 2005	$1	$—	$1	$2

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
      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations, a revaluation of the fair value of RJR Tobacco’s packaging operations resulted in additional impairment of $40 million in the fourth quarter of 2004. During the fourth quarter of 2005, the remaining assets relating to the additional non-tobacco business were revalued and resulted in additional impairment of $3 million.
      Assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets are classified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets.” As of December 31, 2005, $5 million was classified as assets held for sale, primarily for equipment and facilities related to the Lane pipe manufacturing business, and was unrelated to the 2002 restructuring. As of December 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $14 million of accounts receivable, $31 million of inventories, $7 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003. On May 2, 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million, including cash of $30 million and short-term notes receivable of $18 million. Cash has been received for the full amount of the notes receivable. In connection with this sale transaction, during the second quarter of 2005, RJR Tobacco recorded a net loss on sale of assets of $25 million within operating income. In the fourth quarter of 2005, the net loss was reduced by $1 million to $24 million, due to lower estimated severance and related benefits.
      RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for severance and related benefits to be paid by RJR Tobacco to approximately 170 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income. Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices. Of the charges incurred during the second quarter of 2005 related to the sale of the packaging operations, $11 million of these accruals were included in other current liabilities and $15 million were included in other noncurrent liabilities, in the consolidated balance sheet as of December 31, 2005.
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
      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of December 31, 2005, $53 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the consolidated balance sheet as of December 31, 2005, $2 million is included in other current liabilities.
Note 5 — Discontinued Operations
      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. During 2005 and 2004, these transactions included $2 million and $12 million, respectively, of after-tax reversals of indemnification accruals. During 2003, these transactions also included $106 million related to favorable resolution of tax matters. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Income (Loss) Per Share
      The components of the calculation of income per share were as follows:

	For the Years Ended December 31,

	2005	2004	2003

Income (loss) from continuing operations	$985	$627	$(3,689)
Income from discontinued operations	2	12	122
Extraordinary item — gain on acquisition	55	49	121

Net income (loss)	$1,042	$688	$(3,446)

Basic weighted average shares, in thousands(1)	147,395	110,778	83,697
Effect of dilutive potential shares:
Options	191	456	—
Restricted stock	—	202	—

Diluted weighted average shares, in thousands(2)	147,586	111,436	83,697

(1)	Outstanding contingently issuable restricted stock of 0.4 million shares and 1.0 million shares were excluded from the basic share calculation for the years ended December 31, 2004 and 2003, respectively, as the related vesting provisions had not been met.

(2)	Potentially dilutive shares of 0.4 million options and 0.3 million restricted shares were excluded from diluted amounts for 2003, as they would have been anti-dilutive.
Note 7 — Short-Term Investments
      Short-term investments classified as available-for-sale as of December 31 were as follows:

	2005	2004

Auction rate notes	$1,082	$364
Commercial paper and asset-backed securities	54	67
Federal agency securities and treasury bills	55	35
Fixed income funds	179	—
Other investments	3	7

Total short-term investments	$1,373	$473

      The investments in auction rate notes are instruments with long-term contractual maturities, but are highly liquid, as they reprice at intervals ranging from 7 to 49 days, and therefore the fair values approximate carrying values. The individual securities are generally held 30 to 45 days depending upon cash needs for operations. The contractual maturities of securities, other than auction rate notes, averaged less than one year. Realized and unrealized gains and losses on available-for-sale securities for the years ended December 31, 2005 and 2004, were not significant, and accordingly, the amortized cost of these securities approximated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Inventories
      The major components of inventories at December 31 were as follows:

	2005	2004

Leaf tobacco	$853	$1,033
Raw materials	32	38
Work in process	57	65
Finished products	156	190
Other	31	44

Total	1,129	1,370
Less LIFO allowance	63	105

	$1,066	$1,265

      Inventories valued under the LIFO method were approximately $947 million and $1,130 million at December 31, 2005 and 2004, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2005 and 2004, over the amount at which these inventories were carried on the consolidated balance sheets. During 2005, RAI recorded $7 million of expense from LIFO inventory liquidations. During 2004, there was no impact on net income from LIFO inventory liquidations, and during 2003, net income increased by $4 million due to LIFO inventory liquidations.
Note 9 — Short-Term Borrowings and Borrowing Arrangements
      RJR’s revolving credit facility with a syndicate of banks has a committed amount of $486 million through January 2007. RJR can use the full facility to obtain loans or letters of credit, at its option.
      Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays facility fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income.
      RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. RAI’s stock in Santa Fe and CMSI, the parent company of Lane, is excluded from the collateral securing RAI’s guarantee of RJR’s credit facility. The collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At December 31, 2005, RJR had $25 million in letters of credit outstanding under the credit facility. No borrowings were outstanding, and the remaining $461 million of the credit facility was available for borrowing.
      Moody’s rating of RJR’s guaranteed, secured notes is Ba2, negative outlook, and S&P’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by S&P or Moody’s could have an adverse impact on RJR’s ability to access the debt markets and could increase borrowing costs. However, given that RAI and its subsidiaries have cash balances, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Accrued Liabilities and Other
      Accrued liabilities at December 31 included the following:

	2005	2004

Payroll and employee benefits	$482	$482
Marketing and advertising	232	366
Accrued restructuring charges	100	141
Other	748	554

	$1,562	$1,543

Note 11 — Income Taxes
      The components of the provision for (benefit from) income taxes from continuing operations were as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Current:
Federal	$328	$289	$200
State and other	71	55	41

	399	344	241

Deferred:
Federal	6	(140)	(413)
State and other	26	(2)	(57)

	32	(142)	(470)

	$431	$202	$(229)

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included the following:

	2005	2004

Deferred tax assets (liabilities):
LIFO inventories	$(240)	$(327)
Pension and other postretirement liabilities	115	112
Tobacco settlement related accruals	894	964
Other accrued liabilities	96	192

	$865	$941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included the following:

	2005	2004

Deferred tax assets:
Pension and other postretirement liabilities	$545	$549
Other accrued liabilities	88	88

	633	637

Deferred tax liabilities:
Property and equipment	(254)	(279)
Trademarks	(862)	(1,000)
Other	(156)	(163)

	(1,272)	(1,442)

	$(639)	$(805)

      The total deferred tax assets were $1,738 million and $1,905 million as of December 31, 2005 and 2004, respectively. The total deferred tax liabilities were $1,512 million and $1,769 million as of December 31, 2005 and 2004, respectively.
      There were total net deferred tax assets of $226 million and $136 million as of December 31, 2005 and 2004, respectively. No valuation allowance has been provided on the net deferred tax assets as of December 31, 2005, or as of December 31, 2004, as RAI believes it is more likely than not that all of the deferred tax assets will be realized.
      Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Years Ended
	December 31,

	2005	2004	2003

Domestic (includes U.S. exports)	$1,373	$794	$(3,936)
Foreign	43	35	18

	$1,416	$829	$(3,918)

      The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Income taxes computed at statutory U.S. federal income tax rates	$496	$290	$(1,371)
State and local income taxes, net of federal tax benefits	59	33	(12)
Goodwill impairment	—	—	1,317
Favorable resolution of tax matters	(78)	(126)	(169)
Other items, net	(46)	5	6

Provision for (benefit from) income taxes from continuing operations	$431	$202	$(229)

Effective tax rate	30.4%	24.4%	5.8%

      In the fourth quarter of 2005, RAI recorded an adjustment of $13 million as a decrease in income tax expense and a corresponding decrease in deferred tax liabilities. This adjustment resulted from differences

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between the deferred tax liabilities recorded in prior periods and the underlying cumulative timing differences supporting them.
      In 2005, RAI received a $76 million cash distribution from a foreign subsidiary under the provisions of the American Jobs Creation Act. The provisions of the Act provide for a one-time repatriation of foreign earnings of an affiliate at a net 5.25% tax rate if the earnings are repatriated under a Qualified Domestic Reinvestment Plan. The earnings were repatriated under a QDRP, resulting in a net tax of 5.25% on the cash distribution. As of December 31, 2005, there was $18 million of accumulated and undistributed income of foreign subsidiaries. RAI plans to reinvest these earnings abroad indefinitely. Accordingly, no applicable deferred income taxes have been provided.
      In 2005, 2004 and 2003, the resolution of prior years’ tax matters resulted in a reduction of income tax expense of $78 million, $126 million and $169 million, respectively. The 2005 adjustment finalizes the Internal Revenue Service’s audit of tax returns for the years 1986 through 1996. For additional information on subsequent events, see note 23. In 2005, 2004 and 2003, RAI recorded an adjustment to tax expense included in discontinued operations of $1 million, $6 million and $97 million, respectively, related to the gain on the 1999 sale of RJR’s international tobacco business.
      In 2005, 2004 and 2003, RAI recorded an adjustment of $55 million, $49 million and $121 million, respectively, to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. The 2005 adjustment finalizes the Internal Revenue Service’s audit of tax returns for 1985. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.7 billion.
Note 12 — Long-Term Debt
      Long-term debt as of December 31 consisted of the following:

	2005	2004

8.50%–9.25% unsecured notes, due 2007 to 2013	$89	$139
7.75% guaranteed, unsecured notes, due 2006	190	—
6.5%–7.875% guaranteed, secured notes, due 2007 to 2015	1,469	1,506

	1,748	1,645
Current maturities of long-term debt	(190)	(50)

	$1,558	$1,595

      The maturities of long-term debt, net of discount and excluding fair value adjustments associated with interest rate swaps of $24 million, are as follows:

Year	Amount

Current maturities	$190
2007	329
2009	199
2010	299
Thereafter	707

$1,724

      In June 2005, RJR completed a private offering of $300 million of 6.5% secured notes due July 15, 2010, and $200 million of 7.3% secured notes due July 15, 2015. The private offering required RJR to pay additional interest on the foregoing notes at an annual rate of 0.5% if it failed to comply with certain of its obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under a registration rights agreement covering such notes, including completion of an exchange offer for registered notes no later than February 24, 2006. For additional information on subsequent events, see note 23.
      In conjunction with the private offering, RJR commenced in June 2005, a cash tender offer for any and all of its then outstanding $500 million of 7.75% secured notes due May 15, 2006, referred to as the 2006 Notes, and a consent solicitation to amend the related indenture. The consents were solicited to approve indenture amendments which eliminated substantially all of the restrictive covenants and one of the events of default with respect to the 2006 Notes. RJR used a portion of the proceeds from the private offering to extinguish $310 million of the 2006 Notes tendered pursuant to the tender offer in July 2005. The remainder of the private offering proceeds will be maintained and used to pay at maturity the 2006 Notes that were not tendered in the offer, or at RJR’s discretion, to redeem the 2006 Notes. In accordance with the terms of the amendments, the outstanding 2006 Notes that were not tendered in the offer are no longer secured, but remain guaranteed by RAI and certain of RJR’s subsidiaries, as described below. In the third quarter of 2005, RJR recorded $7 million of net costs related to the extinguishment of the 2006 Notes, including the impact of settled swaps.
      Unlike RJR’s $89 million of other non-bank debt, RJR’s secured notes, as well as the 2006 Notes that were not extinguished pursuant to the offer, are guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and its parent, RAI, which entities also guarantee RJR’s obligations under RJR’s credit facility, described below.
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
      The estimated fair value of RJR’s long-term debt was $1.6 billion, $1.6 billion and $1.7 billion, with an effective average rate of 6.77%, 5.39% and 4.31%, as of December 31, 2005, 2004 and 2003, respectively. The fair values are based on available market quotes and discounted cash flows, as appropriate. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
      RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2005.
Note 13 — Financial Instruments

Interest Rate Arrangements
      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effectively becomes variable. In the third quarter of 2005, swaps were settled related to the $310 million of notes due in 2006 that were purchased in response to RJR’s tender offer. See note 12 for additional information. As of December 31, 2005, the average interest rate on RJR’s $1.7 billion long-term debt was 6.77% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the outstanding notes. As of December 31, 2005, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $24 million and $61 million at December 31, 2005, and 2004, respectively, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.
      Under certain conditions, including RJR’s guaranteed secured debt rating remaining either one level below BBB- by S&P or Baa3 by Moody’s, or lower, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors, including RAI and RJR Tobacco, have pledged substantially all of their assets, including the stock of certain of their subsidiaries, to secure their obligations under RJR’s revolving credit facility, such pledge also has secured their obligations under these interest rate swap agreements.
      See notes 7 and 12 for additional disclosures of fair value for short-term investments and long-term debt.

Credit Risk
      RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions with high credit ratings.
Note 14 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview
      Introduction. Various legal proceedings, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RAI and RJR, or indemnitees, including B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination. See note 2 above for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.
      During the fourth quarter of 2005, four tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On December 31, 2005, there were 1,270 cases (including 964 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,333 on December 31, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W, and 1,592 on December 31, 2003, pending against RJR Tobacco or its affiliates or indemnitees, without reference to B&W.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of February 3, 2006, 1,280 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,270 in the United States; five in Puerto Rico; four in Canada and one in Israel. Of the 1,280 total cases, 35 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,626 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 3, 2006, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of February 3, 2006:

	Number of
State	U.S. Cases

West Virginia	968	*
Florida	95
Mississippi	52
Missouri	29
New York	25
Louisiana	22
Maryland	15
California	14
Illinois	10
Alabama	4
Pennsylvania	3
Washington	3
Georgia	3
Connecticut	3
District of Columbia	3
Tennessee	3
Texas	2
Michigan	2
Minnesota	2
Oregon	2
Delaware	2
Ohio	1
Kansas	1
North Carolina	1
New Mexico	1
South Dakota	1
Massachusetts	1
Vermont	1
Indiana	1

Total	1,270

*	964 of the 968 cases are pending as a consolidated action.
Of the 1,270 pending U.S. cases, 50 are pending in federal court, 1,219 in state court and one in tribal court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees as of February 3, 2006, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnities as of October 14, 2005, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed November 4, 2005, and a cross-reference to the discussion of each case type.

	RJR Tobacco’s	Change in
	Case Numbers as	Number of
	of February 3,	Cases Since	Page
Case Type	2006	October 14, 2005	Reference

Individual Smoking and Health	1,223	-49	128
Flight Attendant-ETS (Broin II)	2,626	-24	129
Class-Action	22	No Change	130
Governmental Health-Care Cost Recovery	3	-1	135
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	139
Master Settlement Agreement-Enforcement and Validity	4	+2	141
Asbestos Contribution	1	No Change	142
Antitrust	7	+1	142
Other Litigation	7	+1	144
      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case. On May 12, 2004, the Florida Supreme Court accepted the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.
      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the Master Settlement Agreement, referred to as the MSA, with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:

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
      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $1.8 billion in 2003, $2.0 billion in 2004 and $2.7 billion in 2005. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates its payments, including payments made in connection with B&W’s U.S. brands acquired in the business combination, will be approximately $2.6 billion in each of 2006 and 2007 and will exceed $2.7 billion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
      Certain Terms and Phrases. Certain terms and phrases used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. In most cases, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.
      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury or, in some cases, by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to limits set by court or statute.
      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.
      Accounting for Tobacco-Related Litigation Contingencies. In accordance with generally accepted accounting principles, RAI and RJR Tobacco will record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future. Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RAI’s consolidated financial statements. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.
      RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The DeLoach antitrust case, discussed below under “— Antitrust Cases,” and certain MSA enforcement actions, discussed below under “— MSA — Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that RJR Tobacco believes do not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
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
      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Governmental Health-Care Cost Recovery Cases,” the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the United States Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. On July 18, 2005, the government filed a petition for writ of certiorari with the United States Supreme Court on this issue. On October 17, 2005, the Supreme Court denied the petition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Finally, as discussed under “— MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
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
      The plaintiffs seek various forms of relief, including compensatory and punitive damages, treble or multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.
      Defenses. The defenses raised by RJR Tobacco or its affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.
      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco-related cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2006. The following table lists the trial schedule, as of February 3, 2006, for RJR Tobacco or its affiliates and indemnitees, including B&W, through December 31, 2006.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Post-trial]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
January 3, 2006 [Ongoing]	VanDenburg v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
May 3, 2006	Kimball v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District Court Western District (Bellingham, WA)
June 5, 2006	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
July 10, 2006	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)
September 5, 2006	Nuzum v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
September 11, 2006 [Retrial]	Jones v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Hillsborough County (Tampa, FL)
October 10, 2006	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court St. Louis County (St. Louis, MO)
November 27, 2006	Beasley v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
November 27, 2006	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)
      Trial Results. From January 1, 1999 through February 3, 2006, 50 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 34 (including four mistrials) cases, tried in Florida (10), New York (4), Missouri (3) Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1) and Texas (1).
      Two cases were tried in the first quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Smith v. Brown and Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a compensatory damages verdict of $2 million (reduced to $500,000 due to comparative fault) and a punitive damages verdict of $20 million against B&W on February 1 and 2, 2005, respectively. On June 1, 2005, B&W filed a notice of appeal in the Missouri Court of Appeals. On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., an individual smoker case, a New York state court jury returned a verdict in favor of RJR Tobacco, but awarded $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
only was returned by the jury on March 28, 2005. B&W filed its notice of appeal on August 18, 2005. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.
      Two cases were tried in the second quarter of 2005 in which RJR Tobacco or B&W was a defendant. In Swaty v. Philip Morris, Inc., a Broin II case, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The case is on appeal. On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., an individual smoker case, a New York state court judge granted B&W’s motion for directed verdict. On August 8, 2005, the plaintiffs agreed not to appeal, and B&W agreed not to seek costs.
      There were no cases tried in the third or fourth quarters of 2005 in which RJR Tobacco or B&W was a defendant.
      The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami- Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court decision is pending.

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. On January 27, 2006, the judge denied the defendants’ motion to change venue. On February 2, 2006, the plaintiff filed a motion to consolidate survival and wrongful death actions. A hearing is scheduled for March 7, 2006.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Florida’s Second District Court of Appeal on August 30, 2002. On August 31, 2005, the Florida Supreme Court denied review for lack of jurisdiction. Retrial is scheduled to begin on September 11, 2006.

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On December 22, 2004, after the New York Court of Appeals determined that third party payer claims are too remote under New York law, the U.S. Court of Appeals for the Second Circuit reversed the judgment. On February 1, 2005, the parties stipulated to a dismissal with prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest). RJR Tobacco also has paid approximately $1.15 million in attorneys’ fees to the plaintiff’s counsel. The amount of attorneys’ fees to be awarded to the plaintiff’s counsel related to such counsel’s appellate work remains undetermined.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	On February 9, 2005, the U.S. Court of Appeals for the Tenth Circuit reversed the fraudulent concealment verdict in favor of the plaintiff and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the U.S. District Court entered a second amended judgment reflecting the decision of the court of appeals. The judgment in favor of plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005. The court awarded the plaintiff $31,784 in costs on January 6, 2006.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami- Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. Final judgment will be entered only if the Engle appeal is resolved in favor of the class. If a judgment is entered, B&W intends to appeal.

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Miami- Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000 of which $123,500 was assigned to RJR Tobacco and $82,000 was assigned to B&W.	On December 22, 2004, the Florida Third District Court of Appeal affirmed the reduced judgment and ordered the trial court to hold tobacco defendants jointly and severally liable. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court. On November 28, 2005, the Florida Supreme Court refused to hear the case. The defendants, including RJR Tobacco for itself and on behalf of B&W, satisfied the judgment on December 6, 2005.

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs’ petition for writ of certiorari was denied by the United States Supreme Court on November 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. The court subsequently awarded $870,000 in fees to the plaintiff’s attorneys.	After B&W exhausted its state court appeals, RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment and paid the plaintiff approximately $1.2 million (judgment plus interest).

May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On January 7, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the judgment, but reduced the punitive damages award to $5 million. RJR Tobacco, due to its obligation to indemnify B&W, satisfied the judgment (approximately $9.1 million) on February 16, 2005.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The case is on appeal to the Missouri Court of Appeals. Oral argument occurred on November 3, 2005.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. On January 25, 2005, B&W noticed its appeal. Briefing is complete.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	The case is on appeal to the Louisiana Court of Appeals. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. Briefing is complete. Oral argument has not been scheduled.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.
      Additionally, from January 1, 1999 through February 3, 2006, verdicts have been returned in 19 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in ten cases — three in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases, four in California, and two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Smoking and Health Cases
      As of February 3, 2006, 1,223 individual cases, including approximately 964 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,217 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
      Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2005.
      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit and posted a supersedeas bond in the amount of approximately $17 million. On February 9, 2005, the Tenth Circuit reversed the verdict in favor of the plaintiff for fraudulent concealment and therefore reversed the dependent award of punitive damages in its entirety. The appeals court affirmed the jury’s verdict on failure to warn and thereby upheld the compensatory damages award. On May 17, 2005, the United States District Court entered a second amended judgment reflecting the court of appeals decision. The judgment in favor of the plaintiff was $196,416 plus interest and costs. RJR Tobacco satisfied the judgment on June 17, 2005, and the supersedeas bond was released to RJR Tobacco on July 12, 2005. The court awarded the plaintiff $31,784 in costs on January 6, 2006.
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
      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On February 2, 2006, the plaintiff filed an application for reargument en banc of the Superior Court’s decision.
      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants appealed to the Missouri Court of Appeals. Oral argument occurred on November 3, 2005.
      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W ; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute . On January 25, 2005, B&W noticed its appeal. Briefing is complete.
      On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts — fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found that there were aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. On June 1, 2005, B&W filed its notice of appeal. Pursuant to its indemnification obligation, RJR Tobacco will post a supersedeas bond in the approximate amount of $24.3 million.
      On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.
      On June 20, 2005, in Rosen v. Brown and Williamson Tobacco Corp., a New York state court judge granted B&W’s motion for directed verdict. On August 15, 2005, the plaintiff agreed not to appeal, and B&W agreed not to seek costs.
      Trial began in VanDenburg v. Brown and Williamson Tobacco Corp., pending in state court in Missouri, on January 4, 2006.

Broin II Cases
      As of February 3, 2006, there were 2,626 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Under the terms of the Broin settlement, punitive damages are not available in these cases.
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
      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants appealed the trial court’s final judgment to the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants appealed that order, as well as other matters. On December 22, 2004, the Florida Third District Court of Appeal affirmed the amended final judgment to the extent that it found in favor of the plaintiff on liability, and awarded the remitted amount of damages. The appellate court reversed the final judgment’s market share allocation of damages, and remanded with instructions that the trial court enter a judgment finding the defendants jointly and severally liable. The court also affirmed the application of Judge Kaye’s order in Jett. On May 11, 2005, the defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court. On November 28, 2005, the Florida Supreme Court refused to hear the case. RJR Tobacco, for itself and on behalf of B&W, paid its share of the judgment, in the approximate amount of $270,000 on December 6, 2005.
      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. The defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court on June 17, 2005. On November 1, 2005, the Florida Supreme Court refused to hear the case. At this time, the plaintiff has not made any indication that the case will be retried.
      In Swaty v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The plaintiff filed a notice of appeal on July 21, 2005.

Class-Action Suits
      As of February 3, 2006, 22 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, and West Virginia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
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
      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the United States Court of Appeals for the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case for further proceedings to the District Court. On February 6, 2006, Judge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Weinstein entered an order dismissing the case, but stayed the order for 30 days to give the class representatives, now individual plaintiffs, an opportunity to retain new counsel. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. The case has been stayed pending resolution of United States v. Philip Morris USA, Inc.
      Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for review. Jury selection began on June 18, 2001 and was completed on September 23, 2002. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Briefing is complete, but oral argument has not been scheduled.
      In addition to the Scott case, two other medical monitoring class actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. In Lowe v. Philip Morris, Inc., an Oregon state court judge dismissed the medical monitoring complaint on November 4, 2003, for failure to state a claim. The plaintiffs appealed, and oral argument before the Oregon Court of Appeals occurred on September 26, 2005. A decision is pending.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 6, 2000, the trial judge denied all post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court has not yet ruled.
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
      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete.
      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.
      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On January 5, 2006, the plaintiffs filed a petition for rehearing. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
      A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as ‘[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco again removed the case to the United States District Court for the Eastern District of Missouri, based on the United States Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. Similarly, in Black v. Brown & Williamson Tobacco Corp., also pending in Missouri, B&W removed the case to the United States District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand in each of the above cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The defendants filed their opposition to the plaintiffs’ motion in each case on November 23, 2005. Oral argument on the motion to remand in Black occurred on February 8, 2006.
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
      RJR Tobacco and B&W respectively removed two Louisiana “lights” class actions, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., to federal court. On January 27, 2005, the federal judge denied the plaintiffs’ motions to remand in both cases. In Harper, the plaintiffs appealed the denial of the motion to remand on February 15, 2005. The defendants’ request for oral argument is pending. On June 17, 2005, RJR Tobacco filed a motion for summary judgment based on federal preemption. In Brown, B&W filed a similar motion on July 5, 2005. On September 14, 2005, B&W’s motion was granted in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but the judge granted an immediate appeal. In January 2006, B&W filed a petition to the United States Court of Appeals for the Fifth Circuit for permission to appeal, which was granted on February 10, 2006.
      In Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005 because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the United States District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand. In Thompson v. R.J. Reynolds Tobacco Co., also pending in Minnesota, RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. On October 21, 2005, the plaintiffs filed a motion to remand. The plaintiffs’ motion to remand in both cases was denied on February 14, 2006.
      Finally, two “lights” class actions are in the class certification motion and discovery process, Huntsberry v. R. J. Reynolds Tobacco Co. (Washington) and Rios v. R. J. Reynolds Tobacco Co. (Florida). In Huntsberry, the plaintiffs filed a motion for class certification on January 12, 2006 with oral argument to occur on March 31, 2006.
      RJR Tobacco, B&W and other cigarette manufacturer defendants settled one class-action suit, Broin v. Philip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases
      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health care, and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements with each such state.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2003 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

												2010 and
	2003	2004	2005	2006		2007		2008		2009		thereafter

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204		204
Minnesota Initial Payment	122	—	—		—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	609	—	—		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,701	—	—		—		—		—		—		—
Annual Payments(1)	5,691	7,004	7,004		7,004		7,004		7,143		7,143		7,143
Additional Annual Payments (through 2017)(1)	—	—	—		—		—		861		861		861
Base Foundation Funding	25	25	25		25		25		25		—		—
Additional Foundation Payments	300	—	—		—		—		—		—		—
Growers’ Trust (through 2010)(2)	500	500	500		500		500		500		295		295
Offset by federal tobacco buyout(2)	—	—	(500)		(500)		(500)		(500)		(295)		(295)
Minnesota Blue Cross and Blue Shield	57	—	—		—		—		—		—		—

Total	$11,365	$8,889	$8,389		$8,389		$8,389		$9,389		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
RJR Tobacco’s settlement expenses(3)	$1,925	$2,169	$2,583		—		—		—		—		—
RJR Tobacco’s cash payments(3)	$1,819	$2,037	$2,718		—		—		—		—		—
Other operating subsidiaries’ settlement expenses	$9	$14	$17		—		—		—		—		—
Other operating subsidiaries’ cash payments	$7	$9	$14		—		—		—		—		—
RJR Tobacco’s projected settlement expenses	—	—	—	$	>2,550	$	>2,700	$	>2,700	$	>2,700	$	>2,700
RJR Tobacco’s projected cash payments	—	—	—	$	>2,600	$	>2,550	$	>2,700	$	>2,700	$	>2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation.”

(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
      The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, brand-name non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and trade organizations.
      The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
      Department of Justice Case. On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. In its complaint, the government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, pursuant to the federal RICO statute, sought disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss. On September 28, 2000, Judge Gladys Kessler granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.
      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses.
      Each side filed additional summary judgment motions in the fall of 2003. The defendants filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings on the various motions are summarized below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The bench (non-jury) trial began on September 21, 2004, and closing arguments concluded on June 10, 2005. Also on June 10, 2005, Judge Kessler ordered the parties to file a variety of post-trial submissions. On July 22, 2005, Judge Kessler granted a motion to intervene filed by six organizations, including the American Cancer Society, to allow them to “contribute their perspective on what appropriate and legally permissible remedies may be imposed should liability be found.” On August 15, 2005, the parties filed their proposed findings of fact. Post-trial briefing was completed on October 9, 2005.
      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. As of February 3, 2006, there were no such cases pending. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiff’s complaint in its entirety. On September 28, 2004, the Illinois Appellate Court affirmed the trial court’s dismissal. The plaintiff’s petition asking the Illinois Supreme Court to review the case was denied on January 27, 2005.
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
      There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States, both in Delaware: Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co. The cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
appropriate forum. The plaintiffs have asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005. The defendants filed a motion to dismiss on October 31, 2005. A hearing on the motion is scheduled to occur on April 7, 2006.
      Two other health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
      On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government filed suit against Canadian defendants and numerous foreign defendants served ex juris, including RJR Tobacco. On February 21, 2000, in response to certain defendants’ motions, the Supreme Court of British Columbia ruled that the legislation was unconstitutional. The government’s action was dismissed, and service ex juris was set aside for that reason. The government then enacted a revised statute and brought a new action. Three Canadian defendants challenged the legislation on constitutional grounds and certain foreign defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the government’s action was dismissed, and service ex juris was set aside. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, appealed to the Supreme Court of Canada. On September 28, 2005, the Supreme Court ruled that the statute is constitutionally valid. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. The appellate hearing occurred on February 1 through 3, 2006.
      On September 1, 1998, the General Health Services filed a statement of claim against the major cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. JTI filed a motion challenging the grant of leave, which was denied. JTI has sought leave to appeal the decision to the Supreme Court. A hearing occurred on February 14, 2005. Other defendants, including Philip Morris and BAT, filed motions to dismiss, which were denied.
      Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

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
      As of February 3, 2006, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both.
      Union Cases. As of February 3, 2006, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.
      Insurance-Related Cases. As of February 3, 2006, there were no insurance-related cases pending against RJR Tobacco and B&W.
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
      The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit reversed the judgment for Empire on its subrogation claim and reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two state law questions: are third party payer claims too remote and, if not, is individual proof required. On October 19, 2004, the New York Court of Appeals determined that such third-party claims are too remote under N.Y. Gen. Bus. Law §349. Accordingly, the United States Court of Appeals reversed the judgment on December 22, 2004. On February 1, 2005, all the plaintiffs, including Empire, voluntarily dismissed their claims with prejudice.
      Native American Tribe Cases. As of February 3, 2006, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. The case is dormant at this time.
      Hospital Cases. As of February 3, 2006, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. In County of McHenry v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois granted plaintiff’s voluntary dismissal with prejudice on February 28, 2005.
      Taxpayer Cases. As of February 3, 2006, there were no taxpayer cases pending against cigarette manufacturers, including RJR Tobacco and B&W. All three prior cases, Mason v. American Tobacco Co., Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., were dismissed by the trial courts.
      Other Cases. On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the United States District Court for the District of Massachusetts. The plaintiff is bringing the action as a “private attorney general” pursuant to the private cause of action provisions of the Medicare as Secondary Payer statute. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking including, but not limited to, coronary heart disease, chronic obstructive pulmonary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disease, lung cancer, emphysema, peripheral vascular disease and atherosclerosis. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the United States District Court for the Middle District of Florida.

MSA-Enforcement and Validity
      As of February 3, 2006, there were four cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements.
      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this state court case, and on June 9, 2004, filed a new action in the United States District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005. Briefing is underway.
      On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the United States District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. Briefing is complete.
      On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General, that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for ECLIPSE cigarettes. NAAG alleges, among other things, that RJR Tobacco has engaged in unfair and deceptive acts and practices by publishing false or misleading claims about its Eclipse brand cigarettes, failed to disclose material facts and/or engaged in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes. RJR Tobacco met with NAAG representatives in early June 2005 to discuss such allegations. On July 26, 2005, the Vermont Attorney General filed suit in the Vermont Superior Court alleging that certain Eclipse advertising violates both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco answered the complaint on October 11, 2005. Trial is scheduled in June 2007. Discovery is underway.
      On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages now exceed $5.0 million. This matter is currently in the discovery phase.
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
      On October 5, 2004, RJR Tobacco and its affiliates and indemnitees, including B&W, settled the three pending motions with the Attorneys General of New York, Illinois and Maryland. The companies admitted no wrongdoing in the settlement agreement. Pursuant to the court approved agreement, RJR Tobacco paid a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions.

Asbestos Contribution Cases
      As of February 3, 2006, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., pending in state court in California. Motions to dismiss those claims have been stayed indefinitely.

Antitrust Cases
      A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of February 3, 2006, all state court cases on behalf of indirect purchasers have been dismissed, except for one case pending in each of Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order. The defendants have moved for summary judgment in New Mexico.
      In a gray market trademark suit originally brought by RJR Tobacco in 1999 in the United States District Court for the Northern District of Illinois, Cigarettes Cheaper! asserted antitrust counterclaims, alleging that it was denied promotional resources in violation of the Robinson-Patman Act and that RJR Tobacco had violated Section 1 of the Sherman Antitrust Act. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court severed RJR Tobacco’s trademark claims (including a trademark dilution claim) from the defendants’ Robinson-Patman claims. Trial on the trademark claims began on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claims on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the United States Court of Appeals for the Seventh Circuit. Oral argument occurred on September 12, 2005 and RJR Tobacco is awaiting the ruling.
      On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing. In addition, the plaintiffs alleged that the defendants engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On November 30, 2000, the court granted a motion to transfer venue to the United States District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a court approved settlement with B&W and other cigarette manufacturer defendants, but not RJR Tobacco. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was $9.8 million, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W.
      The case continued against RJR Tobacco. On April 22, 2004, the parties settled the case. Under the settlement approved by the court on March 21, 2005, RJR Tobacco paid $33 million into a settlement fund, which after deductions for attorneys’ fees and administrative costs will be distributed to the class. This amount was recorded in selling, general and administrative expense in RAI’s consolidated statement of income in the first quarter of 2004. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year.
      Pursuant to an amended complaint filed on October 23, 2003 in the United States District Court for the Eastern District of Tennessee, in the United States District Court for the Eastern District of Tennessee, Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. Additional wholesalers, together with the states of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the District Court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July, 22, 2005. Those plaintiffs have dropped their appeal. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively.
      On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006.
      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiffs, operators of vending machines, alleged that they were denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. The suit sought unspecified damages and a jury trial. The complaint also requested an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy-downs to any retailers. On October 25, 2005, RJR Tobacco and the plaintiffs reached a settlement on all claims totaling $200,000 (representing less than $1,000 per plaintiff). The case was dismissed.

Other Litigation and Developments
      On July 3, 2003, the SEC issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004, the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR has produced documents to the SEC in compliance with the subpoena and the court’s order. RAI is unable to predict the outcome of this investigation or any effects that the outcome may have on its disclosures related to its results of operations.
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
      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with and pled guilty to aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices...” Northern Brands is a now inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-Macdonald, Inc., referred to as RJR-MI. By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business, including RJR-MI, to JTI. RJR-MI subsequently changed its name to JTI-Macdonald Corp., referred to as JTI-MC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

•	On or about February 27, 2003, the RCMP filed criminal charges in the Province of Ontario against and purported to serve summonses on JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summons and jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004, but has not formally taken any additional action to pursue an appeal. A preliminary inquiry commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment covering the period January 1, 1990 through December 31, 1998, for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion (Canadian) against JTI-MC; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act, referred to as CCAA Proceedings, in the Ontario Superior Court of Justice, Toronto, Canada and the court entered orders staying the Quebec Ministry of Revenue’s proceedings against JTI-MC. The stay has been extended to May 31, 2006. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian).

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Under his claim, Mr. Smith is claiming $840,000 (Canadian) for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.
Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
whether the circumstances relating to any of these three matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “— Other Contingencies and Guarantees” below.
      In a separate matter, on September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s statement of claim seeks to recover $1.5 billion (Canadian) in compensatory damages and $50 million (Canadian) in punitive damages, as well as equitable and other forms of relief. In the CCAA Proceedings described above, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings until February 2006. The time period for the stay may be lengthened by the occurrence of certain events or agreement of the parties.
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
      On August 6, 2001, the European Community and ten of its member states filed a second civil RICO action. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. On February 25, 2002, the court granted the defendants’ motions to dismiss. On January 14, 2004, the United States Court of Appeals for the Second Circuit affirmed the dismissals. On May 2, 2005, on the plaintiffs’ petition for writ of certiorari, the Supreme Court vacated each decision and, without commenting on the merits of the cases, instructed the Second Circuit to review the cases in light of the Supreme Court’s decision in Pasquantino v. United States. On September 13, 2005, the Second Circuit reinstated its prior decision upholding the dismissal of the complaint. On October 28, 2005, the plaintiffs in both cases filed a petition for writ of certiorari with the United States Supreme Court. On January 9, 2006, the Supreme Court denied the plaintiffs’ petition.
      On October 30, 2002, the European Community and ten of its member states filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in the earlier complaints and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the Second Circuit reconsidered its decision affirming the dismissal of the second European Community complaint. As noted above, on September 13, 2005, the Second Circuit reinstated its prior decision upholding the dismissal of the complaint, and the United States Supreme Court denied the plaintiffs’ petition for a writ of certiorari. This case remains stayed while the court and the parties work out a scheduling order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 20, 2000, October 15, 2001, and January 9, 2003, RJR Tobacco and the other defendants named in each of the European Community cases filed cases in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR Tobacco and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint is still pending before the Court of First Instance. On September 18, 2003, the Court of First Instance stayed the proceedings in the third action, pending resolution of the appeals from the January 15, 2003, judgment denying the admissibility of the first two applications. A hearing and oral argument on the appeals were held on January 24, 2006, and a decision is pending.
      RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the United States Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. On December 22, 2005, the Seventh Circuit issued a briefing schedule.
      On June 8, 2001, the Attorney General of the State of California sued RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the United States Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the United States Supreme Court, which was granted on February 1, 2006.
      On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the United States District Court for the District of Maryland. Both patents at issue are both entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear United States Patent Nos. 6,202,649 and 6,425,401. RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005, which have been fully briefed by the parties. Furthermore, the court has requested additional briefing on certain claim construction issues. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
      On September 22, 2005, RJR Tobacco filed a case in the United States District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of Federal and North Carolina RICO and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. The motion is pending. On February 8, 2006, the judge stayed discover in the case.
      Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Tobacco Buyout Legislation
      On October 22, 2004, the President signed FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $260 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $25 million has been paid through the fourth quarter of 2005, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
      RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis upon required notification of assessments. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial condition and results of operations. Of the accrued but unpaid MSA Phase II obligations, $69 million was reversed in the fourth quarter of 2004, and $79 million was reversed in the first six months of 2005.
      On December 23, 2004, the North Carolina Business Court held that RJR Tobacco was entitled to a refund of its first three quarterly MSA Phase II payments made for 2004 of approximately $111 million, and was not obligated to make its fourth quarter payment of approximately $37 million. On August 19, 2005, the North Carolina Supreme Court reversed the lower court’s decision, and remanded the case back to the North Carolina Business Court, where the MSA Phase II payments of approximately $111 million previously made for 2004 were released to the beneficiaries of the Growers’ Trust. On October 19, 2005, the North Carolina Business Court denied RJR Tobacco’s motion for additional proceedings on the issue of the payment of the fourth quarter MSA Phase II payment of approximately $37 million, ordered RJR Tobacco to make this payment within ten business days and ordered RJR Tobacco to pay pre-judgment interest. Pursuant to that order and an agreement with the trustee of the Growers’ Trust, RJR Tobacco paid, in the fourth quarter of 2005, an aggregate of approximately $38 million in satisfaction of its fourth quarter 2004 MSA Phase II payments.
      For information concerning indemnifications between RJR Tobacco and B&W related to pre-closing MSA liabilities, see “— Other Contingencies and Guarantees” below.

ERISA Litigation
      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. On February 6, 2006, the court entered an order staying the ruling on the defendants’ motion to dismiss for 60 days beginning on February 8, 2006, to allow the parties to engage in limited discovery. Discovery is underway.

Environmental Matters
      RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, with respect to several superfund sites. RAI and its subsidiaries are not aware of any current environmental matters that are expected to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.
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

Other Contingencies and Guarantees
      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, during the fourth quarter of 2005, pursuant to this indemnity, RJR Tobacco has recorded $22 million in expenses for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
      Also, as part of the business combination, B&W transferred to RJR Tobacco, along with its U.S. operations, cash of $604 million, an amount equal to its estimated pre-closing accrued liabilities under the MSA and related agreements, referred to as the MSA Liability Amount. B&W will indemnify RAI and its subsidiaries to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco exceed, and RJR Tobacco will indemnify B&W to the extent the actual pre-closing MSA liabilities paid by RJR Tobacco are less than, the MSA Liability Amount. On February 14, 2005, RJR Tobacco received a formal notice from B&W claiming that B&W was entitled to a return of approximately $52.8 million of the MSA Liability Amount resulting from the offset of B&W’s pre-closing MSA Phase II obligations against certain of RJR Tobacco’s tobacco quota obligations as a result of FETRA. As a result of negotiations over this matter, RJR Tobacco recorded an expense of $14 million included in selling, general and administrative expense in the third quarter of 2005, and this amount was paid in the fourth quarter of 2005. There are no other outstanding issues for this indemnification relating to the MSA Liability Amount.
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
      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000. For additional information, see note 11 and note 23.
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
      In connection with the sale of the international tobacco business to JTI, on May 12, 1999, pursuant to the purchase agreement, RJR and RJR Tobacco agreed to indemnify JTI against:

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
      As described above in “— Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.
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
Note 15 — Shareholders’ Equity
      RAI’s authorized capital stock at December 31, 2005, consisted of 100 million shares of preferred stock, par value $.01 per share, and 400 million shares of common stock, par value $.0001 per share. Of the preferred stock, four million shares are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the business combination transactions, RJR is the holder of the outstanding Series B preferred stock. In 2005, RAI declared $60 million in dividends to RJR, of which $49 million was paid in 2005.
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
      The rights are not exercisable until a distribution date that is the earlier of:

•	ten days following an announcement that a person or group, other than BAT and its subsidiaries, except in certain circumstances, has acquired beneficial ownership of at least 15% of RAI’s common stock, and

•	ten business days, or such later date as may be determined by the board, following the announcement of a tender offer which would result in a person becoming an acquiring person.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the right, in lieu of shares of preferred stock, RAI common stock or common stock of the acquiring corporation having in either case a market value of two times the exercise price of the right.
      From the first quarter 2003 through the second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis. RAI’s board of directors declared quarterly cash dividends of $0.95 per common share for the third and fourth quarters of 2004 and for the first and second quarters of 2005. The third quarter 2005 cash dividend was increased to $1.05 and the fourth quarter 2005 cash dividend was increased to $1.25 per common share, or $5.00 on an annualized basis.
      RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Additionally, to maintain B&W’s ownership percentage of RAI common stock at 42%, RAI was required to repurchase and cancel shares, dependent upon certain stock issuances through September 2005. During 2005, RAI repurchased 41,777 shares of its common stock at an aggregate cost of $3 million.
Note 16 — Stock Plans
      As of December 31, 2005, RAI had two stock plans, the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, and the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. The EIAP is an amendment, restatement and continuation of the Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries. The LTIP is an amendment, restatement and continuation of the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan, referred to as the 1999 LTIP.
      The EIAP currently provides for (1) grants of deferred stock units to outside directors upon becoming a director or upon appointment to the position of Non-Executive Chairman and (2) grants of deferred units on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 326,563 shares were available for grant as of December 31, 2005. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock at date of grant, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to EIAP was $4 million, $4 million and $1 million for 2005, 2004 and 2003, respectively.
      The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 13,772,814 shares. Of this authorization, 5,108,931 shares were available for grant as of December 31, 2005.
      In 1999, RJR granted 777,000 shares of restricted stock in tandem with 3,108,000 options to eligible employees under the 1999 LTIP. On each vesting date, each eligible employee received the portion of the tandem award with the highest value, the vesting shares of RJR common stock or tandem stock options, unless he or she previously made an affirmative election otherwise. Since the date of grant, 717,624 shares were forfeited and restrictions lapsed on 59,376 shares. The market price of the stock on the grant date was charged to shareholders’ equity as unearned compensation and was amortized on a straight-line basis over the vesting periods through September 2000. Subsequent to the fourth quarter of 2000, it was more probable that holders would forfeit the restricted stock grant at vesting and elect to exercise the related tandem options. Accordingly, amortization of the unamortized equity to compensation expense was suspended. During 2003, compensation expense was $2 million, including the amortization expense on vesting shares, dividends paid on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unvested restricted shares and the reversal of previous compensation expense that resulted from the forfeiture of unvested restricted shares. Concurrent with the completion of the business combination transactions, the election and vesting of the remaining tandem options resulted in the adjustment of related unamortized equity to paid-in capital.
      In 2000, RJR granted 673,898 shares of restricted stock at $17.03 to eligible employees under the 1999 LTIP. Since the date of grant, 82,715 shares were forfeited, and restrictions on the remaining shares lapsed in February 2003. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the three-year vesting period. Including amortization of performance shares and dividends on forfeited shares, the unamortized portion of the grant in shareholders’ equity was fully amortized in 2003, resulting in compensation expense of $1 million in 2003.
      In 2001, RJR granted 304,590 shares of restricted stock at $52.96 to eligible employees under the 1999 LTIP. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the three-year vesting period. Since the date of the grant, 59,102 restricted shares were forfeited and restrictions on 245,488 shares lapsed. During 2004 and 2003, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $1 million and $7 million, respectively.
      In 2002, RJR granted 334,766 shares of restricted stock at $53.49 to eligible employees under the 1999 LTIP. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the vesting period. Since the date of the grant, 36,323 restricted shares were forfeited and restrictions on 298,443 shares lapsed. Concurrent with the completion of the combination transactions, all remaining restrictions lapsed and the remaining unamortized equity was charged to compensation expense. During 2004 and 2003, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $14 million and $6 million, respectively.
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
      In 2004, RAI granted 486,216 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting. The shares vest ratably over three years unless forfeited. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividends-in-kind paid concurrently with RAI dividends, are recognized as compensation expense. Since the date of grant, 57,826 shares were cancelled and 154,491 have vested and were paid. During 2005 and 2004, compensation expense, including dividends, was $21 million and $9 million, respectively.
      In 2005, RAI granted 276,097 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting, March 2, 2008. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividends-in-kind paid concurrently with RAI dividends, are recognized as compensation expense. Since the date of grant, 4,815 shares were cancelled and 923 have vested and were paid. During 2005, compensation expense, including dividends, was $8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the consolidated balance sheet as of December 31, 2005, $9 million is included in other current liabilities and $13 million is included in other noncurrent liabilities relating to the 2004 and 2005 LTIP grants.
      In the EIAP and the LTIP, for various price ranges, the weighted average characteristics of stock options outstanding and exercisable at December 31, 2005, were:

	Options Outstanding			Exercisable Options

		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$23.32 – $33.71	381,313	3.4	$28.33	381,313	$28.33
$36.24 – $48.33	17,684	4.8	$39.18	17,684	$39.18
$69.79 – $69.79	10,000	6.4	$69.79	10,000	$69.79
      The changes in RAI’s stock options during 2005, 2004 and 2003 were:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	513,011	$29.42	1,995,413	$29.45	2,876,252	$29.31
Options granted	—	—	—	—	10,000	37.03
Options forfeited	—	—	—	—	(277,443)	30.88
Options exercised	(104,014)	27.88	(1,482,402)	29.46	(613,396)	28.28

Options outstanding at end of year	408,997	29.81	513,011	29.42	1,995,413	29.45

Exercisable at end of year	408,997	29.81	513,011	29.42	1,480,413	29.43

      Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	377,597	$28.49	5,108,931
Equity Compensation Plans Not Approved by Security Holders(1)	31,400	45.80	326,563

Total	408,997	29.81	5,435,494

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.
      RJR adopted the prospective method of transition of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” effective January 1, 2003. Accordingly, all compensation costs related to employee stock awards that were granted prior to January 1, 2003, continued to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of SFAS No. 123, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended.
Note 17 — Retirement Benefits
      RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.
      As part of the 2004 business combination transactions, RAI assumed certain pension and postretirement benefit obligations and the related assets of former B&W plans. The liability for the projected benefit obligation in excess of plan assets was recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” All previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized transition obligation or asset existing at the date of the 2004 business combination were eliminated. As a result of the 2004 business combination, the pension benefit obligation and pension assets increased by $1.9 billion and $1.6 billion, respectively, and the postretirement benefit obligation and postretirement assets increased by $621 million and $312 million, respectively.
      The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Obligation at beginning of year	$5,187	$3,056	$1,419	$814
Assumed in business combination	—	1,949	—	621
Service cost	51	44	6	5
Interest cost	305	235	85	64
Actuarial (gain)/loss	203	165	61	(3)
Plan amendments	3	6	57	—
Benefits paid	(394)	(263)	(107)	(83)
Settlements	(6)	(7)	—	—
Adjustment to 2003 workforce reduction	—	2	—	1
Special termination benefits	2	—	—	—
Curtailment	(3)	—	(5)	—

Obligation at end of year	$5,348	$5,187	$1,516	$1,419

Change in plan assets:
Fair value of plan assets at beginning of year	$4,231	$2,306	$335	$—
Acquired in business combination	—	1,644	—	312
Actual return on plan assets	348	425	31	35
Employer contributions	290	126	91	71
Benefits paid	(394)	(263)	(107)	(83)
Settlements	(6)	(7)	—	—

Fair value of plan assets at end of year	$4,469	$4,231	$350	$335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Funded status:
Funded status	$(879)	$(956)	$(1,166)	$(1,084)
Unrecognized prior service cost	19	19	(49)	(126)
Unrecognized net actuarial loss	909	796	330	305

Net amount recognized	$49	$(141)	$(885)	$(905)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit–current liability	$(231)	$(208)	$(76)	$(70)
Accrued benefit–long-term liability	(565)	(634)	(809)	(835)
Intangible asset	19	18	—	—
Accumulated other comprehensive income	826	683	—	—

Net amount recognized	$49	$(141)	$(885)	$(905)

	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	6.05%	5.90%	6.05%
Rate of compensation increase	4.97%	4.77%	5.00%	4.79%
      The measurement date used for all plans was December 31.
      All pension plans experienced accumulated benefit obligations in excess of plan assets and are summarized below:

	December 31,

	2005	2004

Projected benefit obligation	$5,348	$5,187
Accumulated benefit obligation	$5,152	$5,001
Plan assets	$4,469	$4,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004(1)	2003

Components of total benefit cost (income):
Service cost	$51	$44	$40	$6	$5	$6
Interest cost	305	235	181	85	64	53
Expected return on plan assets	(334)	(252)	(187)	(25)	(11)	—
Amortization of transition asset	—	—	—	—	(3)	(6)
Amortization of prior service cost	2	3	1	(15)	(18)	(10)
Amortization of net loss (gain)	71	50	51	21	20	27

Net periodic benefit cost (income)	95	80	86	72	57	70
Curtailment/special benefits	3	3	87	(13)	—	(6)
Adjustment for deferring cap	—	—	—	9	—	—
Adjustment to 2003 workforce reduction	—	(5)	—	—	10	—
Settlements	2	3	—	—	—	—

Total benefit cost	$100	$81	$173	$68	$67	$64

(1)	Excludes one-time cost which is included in the business combination transactions.

	Pension Benefits				Postretirement Benefits				All Plans

	2005		2004		2005		2004		2003

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.05%/5.70%	(1)	6.15%/6.27%	(3)	6.05%/5.70%/5.75%	(2)	6.15%/6.45%	(4)	6.40%/6.50%	(5)
Expected long-term return on
plan assets	8.79%		8.79%		8.50%		8.50%		9.00%
Rate of compensation increase	4.97%		4.77%		5.00%		4.79%		5.00%

(1)	The January 1, 2005 overall beginning discount rate of 6.05% was changed to 5.70% for the period from April 30, 2005 to December 31, 2005, for plans impacted by the sale of the packaging operations.

(2)	The January 1, 2005 overall beginning discount rate of 6.05% was changed for the pre-combination RJR Tobacco benefit plans only, to a discount rate of 5.70% for the period April 30, 2005 to September 15, 2005, and a discount rate of 5.75% was used for the period from September 15, 2005 to December 31, 2005.

(3)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.

(4)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the business combination.

(5)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from September 1, 2003 to December 31, 2003, to reflect the impact of the 2003 restructuring plan.
      In 2000, RJR offered to its current and retired employees who had earned non-qualified pension benefits a one-time opportunity to elect to have at least 75% of their total earned qualified and non-qualified pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits funded over a three-year period. The total benefit cost of this program in 2005, 2004 and 2003 was $2 million, $3 million and less than $1 million, respectively. This program was completed in 2005.
      RAI incurred a curtailment cost in 2004 of $3 million due to an early retirement under a non-qualified pension plan.
      In connection with the 2003 restructuring plan, curtailment and special termination benefits costs were $87 million and $(6) million benefit for postretirement benefits.
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
      On May 2, 2005, RJR Tobacco sold its packaging operations and terminated the packaging employees. The curtailment/special benefits related to this transaction were $3 million pension expense and $13 million postretirement income, included as a component of the net $25 million loss on sale of assets during the second quarter of 2005.
      RAI has placed a limit, or cap, on how much it will pay for medical and dental coverage for retirees as a group, excluding pre-1993 retirees and former B&W retirees. In 2005, RAI deferred the implementation of the postretirement benefits cost cap to 2006. The one-time cost of this deferral was $9 million in 2005.
      The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) excess return expectations of active management to the extent asset classes are actively managed.
      SFAS Nos. 87 and 106 permit the delayed recognition of asset fund gains and losses in ratable periods of up to five years. RAI uses a five-year period wherein asset fund gains and losses are reflected in the expense calculation at 20% per year, beginning the year after the gains or losses occur. In 2005, a decline in the discount rate and less than expected asset returns, resulted in an increase of additional minimum pension liabilities through a cost of $143 million, $56 million after tax, to other comprehensive income. In 2004, stock market increases partially offset prior year declines, which in turn resulted in a reduction of additional minimum pension liabilities through a benefit of $27 million, $17 million after tax, to other comprehensive income.
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
      Allowable investment types include U.S. equity, non-U.S. equity, fixed income, real estate, private equity investment and hedge funds. The U.S. equity fund is composed of common stocks of large, medium and small companies, which are predominantly U.S. based. The non-U.S. equity fund includes equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. The fixed income fund (debt securities) includes fixed income securities issued or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate includes publicly traded real estate investment trust securities. The private equity investments include the unregistered securities of private and public companies. The hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income.
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
      The target pension asset allocation is 44% U.S. equity investments, including private equity investments, 18% non-U.S. equity investments, 26% debt securities, 8% hedge fund investments, and 3% real estate with a rebalancing range of approximately plus or minus 3% to 5% around the target asset allocations.
      The target postretirement asset allocation is 40% U.S. equity investments, including private equity investments, 16% non-U.S. equity investments, 28% debt securities, 9% hedge fund investments and 5% real estate, and 2% cash with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
      Subsequent to the 2004 business combination, RAI reviewed the target asset allocations with respect to the former B&W plan assets in combination with the RAI plan assets and made slight adjustments.
      RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Plan Assets at December 31,

	Pensions		Postretirement

	2005	2004	2005	2004

Asset category:
U.S. equity securities	42%	44%	47%	43%
Non-U.S. equity securities	19%	20%	18%	17%
Debt securities	26%	24%	24%	27%
Hedge funds	9%	9%	5%	8%
Real estate and other	4%	3%	6%	5%

Total	100%	100%	100%	100%

      Assumed weighted-average health-care cost trend rates are:

	2005	2004

Health care cost trend rate assumed for the following year	9.23%	9.02%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.13%
Year that the rate reaches the ultimate trend rate	2015	2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$5	$(5)
Effect on benefit obligation	88	(76)
      RAI expects to contribute $231 million to its pension plans and expects payments related to its postretirement plans to be $76 million during 2006.
Estimated future benefits payments:

	Postretirement Benefits

			Gross Projected	Expected	Net Projected
			Benefit Payments	Medicare	Benefit Payments
	Pension		Before Medicare	Part D	After Medicare
Year	Benefits		Part D Subsidies	Subsidies	Part D Subsidies

2006	$402	(1)	$118	$5	$113
2007	375		122	6	116
2008	366		124	6	118
2009	362		126	7	119
2010	361		130	7	123
2011-2015	1,865		636	39	597

(1)	The increased pension benefit payments in 2006 include the assumption that a larger than normal portion of the employees downsized during the 2003 restructuring will request a lump sum payment of their retirement benefits at the end of their severance period.
      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. RAI sponsors retiree medical programs, which include coverage for prescription drugs. RJR deferred financial recognition of this legislation until 2004, which was permitted under FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”
      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” referred to as FSP 106-2. RAI adopted FSP 106-2 in the third quarter of 2004, and as a result, net postretirement health-care costs were reduced approximately $4 million. The accumulated postretirement benefit obligation was reduced approximately $82 million for the federal subsidy related to benefits attributed to past service. This obligation includes $38 million for the former B&W plans that is reflected in the benefit obligation assumed in the business combination. As additional information becomes available regarding how to determine and collect the Medicare Part D subsidy, RAI will review and possibly update these amounts.
      RAI sponsors qualified defined contribution plans. For the RAI plan, following a participant’s contribution, RAI matches 50% based on a maximum of 6% of a participant’s compensation for participants hired prior to January 1, 2004. For participants hired after December 31, 2003, RAI will match 100% based on a maximum of 6% of a participant’s compensation. For the former B&W defined contribution plan, RAI contributed an amount for salaried employees equal to 12% of their eligible earnings during the period from January 1, 2004 to August 31, 2004, and will contribute 6% of the eligible earnings beginning September 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004. Under the former B&W plan, RAI also will contribute an amount for hourly employees equal to 6% of eligible earnings. The expense related to these plans was $20 million, $18 million and $12 million, in 2005, 2004 and 2003, respectively. The 2004 expense includes former B&W plan expense only for the post-merger period. In late 2005, RAI announced an enhancement to its current qualified defined contribution plan beginning January 1, 2006. The amount of the retirement enhancement is based on a sliding scale by providing higher, additional contributions to certain employees closer to retirement with lower additional contributions for certain other employees.
Note 18 — Segment Information
      RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2005. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.
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
      Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, and manages a contract manufacturing business.
      On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. RJR’s operating subsidiary, GPI, manages its interest in the joint venture. The joint venture, headquartered in Switzerland, markets its products in France, Spain, the Canary Islands, Italy, Andorra, Belgium and Luxembourg. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS and AUSTIN, two American-blend brands to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Data:

	2005	2004	2003

Net sales:
RJR Tobacco	$7,264	$5,763	$4,878
All Other	992	674	389

Consolidated net sales	$8,256	$6,437	$5,267

Operating income:
RJR Tobacco	$1,366	$900	$(3,828)
All Other	150	99	53
Corporate expense	(57)	(117)	(66)

Consolidated operating income (loss)	$1,459	$882	$(3,841)

Assets:
RJR Tobacco	$11,685	$11,580	$7,339
All Other	1,253	1,352	959
Corporate	1,581	1,496	1,379

Consolidated assets	$14,519	$14,428	$9,677

Capital expenditures:
RJR Tobacco	$102	$77	$60
All Other	8	15	10

Consolidated capital expenditures	$110	$92	$70

Depreciation and amortization expense:
RJR Tobacco	$188	$148	$147
All Other	7	5	4

Consolidated depreciation expense	$195	$153	$151

Reconciliation to income (loss) from continuing operations before income taxes:
Operating income (loss)	$1,459	$882	$(3,841)
Interest and debt expense	113	85	111
Interest income	(85)	(30)	(29)
Other (income) expense	15	(2)	(5)

Income (loss) from continuing operations before income taxes	$1,416	$829	$(3,918)

      For further information related to restructuring and asset impairment charges, see note 4 to consolidated financial statements. For further information related to goodwill and trademark impairment, see note 1 to consolidated financial statements.
      Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 25%, 27% and 31% of RAI’s consolidated revenue in 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of RAI’s revenue during those years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19 — Related Party Transactions
      RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2005, pricing was calculated using B&W’s forecasted 2004 manufacturing costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor Statistics. During 2005, net sales to BAT affiliates were $472 million, primarily cigarettes, representing 5.7% of RAI’s total net sales.
      RJR Tobacco also had $5 million of sales of raw materials to the R. J. Reynolds-Gallaher International Sarl joint venture during 2005.
      RJR Tobacco recorded $68 million of deferred sales revenue relating to leaf to BAT affiliates that has not been delivered as of December 31, 2005, given that RJR Tobacco had a legal right to bill the BAT affiliates. Of this amount, $31 million was paid prior to December 31, 2005, and $37 million is included in accounts receivable, related party in the consolidated balance sheet as of December 31, 2005, and this amount was received in January 2006. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
      RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement as a part of the business combination. During 2005, $4 million was billed to BAT affiliates for these services recorded in selling, general and administrative expenses, net of associated costs. In addition, RJR Tobacco also recorded $1 million in deferred revenue for research and development services to be performed in 2006. In 2005, RJR Tobacco also sold miscellaneous fixed assets to BAT affiliates for $1 million, which approximated the net book value.
      RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During 2005, the aggregate purchases for leaf and cigarettes were $18 million and royalty expenses were $1 million. At December 31, 2005, $6 million of accounts payable is included in due to related party in the consolidated balance sheet as of December 31, 2005. Certain BAT affiliates prepaid a total of $3 million for 2006 leaf purchases from RJR Tobacco. This amount is included in due to related party in the consolidated balance sheet as of December 31, 2005.
      In the third quarter of 2005, an agreement was reached with B&W related to RJR Tobacco’s agreement to indemnify B&W relating to certain pre-closing MSA liabilities and certain MSA Phase II obligations. As a result, RJR Tobacco recorded an expense of $14 million included in selling, general and administrative expense in the third quarter of 2005, and this amount was paid in the fourth quarter of 2005. For additional information, see “— Other Contingencies and Guarantees” in note 14.
      In the fourth quarter of 2005, RJR Tobacco recorded $22 million in expenses for funds to be reimbursed to BAT for costs and expenses incurred arising out of RJR Tobacco’s indemnification of B&W and its affiliates for tobacco-related litigation. This amount is included in selling, general and administrative expense in the consolidated statement of income and in due to related party in the consolidated balance sheet as of December 31, 2005. For additional information relating to this indemnification, see note 14.
      Also, in 2005, a BAT affiliate contributed $3 million to a former B&W postretirement plan under RJR Tobacco’s control for coverage of certain employees not previously part of the plan.
Note 20 — Lease Commitments
      RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $36 million, $37 million and $37 million for 2005, 2004 and 2003, respectively.

Noncancellable
Operating Leases

2006	$29
2007	18
2008	14
2009	9
2010	7
Thereafter	18

Total	$95

The 2004 acquisition restructuring accrual includes $47 million related to the lease obligations of the former B&W facilities included in the table above.
Note 21 — Condensed Consolidating Financial Statements
      Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is materially included in the consolidated financial statements and is not believed to be material to holders of RJR’s $1.45 billion guaranteed, secured notes and $190 million guaranteed, unsecured notes. RAI and the other guarantors, which are direct or indirect, wholly owned subsidiaries of RAI, had fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and GPI, which are not guarantors; and elimination adjustments.
      Information as of December 31, 2005 and 2004 is presented pursuant to the guarantor classification as described above. Prior period comparative information for 2003 has not be reclassified, and accordingly, represents the guarantor subsidiaries as of and during 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income (Loss)
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2005
Net sales	$—	$—	$7,450	$449	$(120)	$7,779
Net sales, related party	—	—	463	14	—	477
Cost of products sold	—	—	4,811	230	(122)	4,919
Selling, general and administrative expenses	28	2	1,492	88	1	1,611
Loss on sale of assets	—	—	24	—	—	24
Amortization expense	—	—	41	—	—	41
Restructuring and asset impairment charges	—	—	2	—	—	2
Goodwill and trademark impairment charges	—	—	198	2	—	200

Operating income (loss)	(28)	(2)	1,345	143	1	1,459
Interest and debt expense	—	112	1	—	—	113
Interest income	(1)	(8)	(74)	(2)	—	(85)
Intercompany interest (income) expense	24	(5)	(35)	16	—	—
Intercompany dividend income	—	(60)	—	—	60	—
Other (income) expense, net	—	25	1	(11)	—	15

Income (loss) before income taxes	(51)	(66)	1,452	140	(59)	1,416
Provision for (benefit from) income taxes	(34)	(167)	591	41	—	431
Equity income from subsidiaries	1,059	958	31	—	(2,048)	—

Income (loss) from continuing operations	1,042	1,059	892	99	(2,107)	985
Gain on sale of discontinued businesses, net of income taxes	—	—	2	—	—	2

Income before extraordinary item	1,042	1,059	894	99	(2,107)	987
Extraordinary item — gain on acquisition	—	—	55	—	—	55

Net income	$1,042	$1,059	$949	$99	$(2,107)	$1,042

For the Year Ended December 31, 2004
Net sales	$—	$—	$5,982	$298	$(84)	$6,196
Net sales, related party	—	—	235	6	—	241
Cost of products sold	—	—	3,821	133	(82)	3,872
Selling, general and administrative expenses	17	38	1,315	85	—	1,455
Amortization expense	—	—	24	—	—	24
Restructuring and asset impairment charges	—	(1)	6	—	—	5
Goodwill and trademark impairment charges	—	—	199	—	—	199

Operating income (loss)	(17)	(37)	852	86	(2)	882
Interest and debt expense	—	85	—	—	—	85
Interest income	—	(5)	(24)	(1)	—	(30)
Intercompany interest (income) expense	7	(7)	(13)	13	—	—
Other (income) expense, net	—	3	1	(6)	—	(2)

Income from continuing operations before income taxes	(24)	(113)	888	80	(2)	829
Provision for (benefit from) income taxes	(4)	(92)	274	24	—	202
Equity income from subsidiaries	708	692	28	—	(1,428)	—

Income from continuing operations	688	671	642	56	(1,430)	627
Gain on sale of discontinued businesses, net of income taxes	—	—	12	—	—	12

Income before extraordinary item	688	671	654	56	(1,430)	639
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$688	$671	$703	$56	$(1,430)	$688

For the Year Ended December 31, 2003
Net sales	$—	$—	$5,267	$58	$(58)	$5,267
Cost of products sold	—	—	3,263	13	(58)	3,218
Selling, general and administrative expenses	—	22	1,269	36	—	1,327
Restructuring and asset impairment charges	—	24	344	—	—	368
Goodwill and trademark impairment charges	—	—	4,089	—	—	4,089
Fixture impairment	—	—	106	—	—	106

Operating income (loss)	—	(46)	(3,804)	9	—	(3,841)
Interest and debt expense	—	102	9	—	—	111
Interest income	—	(7)	(22)	—	—	(29)
Intercompany interest (income) expense	—	(9)	9	—	—	—
Other (income) expense, net	—	1	(12)	6	—	(5)

Income (loss) from continuing operations before income taxes	—	(133)	(3,788)	3	—	(3,918)
Benefit from income taxes	—	(203)	(23)	(3)	—	(229)
Equity income (loss) from subsidiaries	—	(3,516)	14	—	3,502	—

Income (loss) from continuing operations	—	(3,446)	(3,751)	6	3,502	(3,689)
Gain on sale of discontinued businesses, net of income taxes	—	—	122	—	—	122

Income (loss) before extraordinary item	—	(3,446)	(3,629)	6	3,502	(3,567)
Extraordinary item — gain on acquisition	—	—	121	—	—	121

Net income (loss)	$—	$(3,446)	$(3,508)	$6	$3,502	$(3,446)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2005
Cash flows from (used in) operating activities	$726	$343	$1,147	$79	$(1,022)	$1,273

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	—	(10,883)	—	—	(10,883)
Proceeds from short-term investments	—	—	9,985	—	—	9,985
Purchases of long-term investments	—	(5)	—	—	—	(5)
Capital expenditures	—	—	(97)	(10)	2	(105)
Distribution from (investment in) equity investments	—	—	—	12	—	12
Investment (to subsidiaries) from parent	—	(22)	7	15	—	—
Acquisition	—	—	—	(45)	—	(45)
Proceeds from sale of business	—	—	48	—	—	48
Other, net	—	—	6	—	(2)	4
Intercompany notes receivable	—	18	11	—	(29)	—

Net cash flows from (used in) investing activities	—	(9)	(923)	(28)	(29)	(989)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(575)	(463)	(435)	(75)	973	(575)
Dividends paid on preferred stock	(49)	—	—	—	49	—
Proceeds from exercise of stock options	3	—	—	—	—	3
Repurchase of common stock	(3)	—	—	—	—	(3)
Repayments of long-term debt	—	(360)	—	—	—	(360)
Issuance of long-term debt	—	499	—	—	—	499
Deferred debt issuance costs	—	(7)	—	—	—	(7)
Debt retirement costs	—	(7)	—	—	—	(7)
Intercompany notes payable	(16)	6	(2)	(17)	29	—

Net cash flows from (used in) financing activities	(640)	(332)	(437)	(92)	1,051	(450)

Net change in cash and cash equivalents	86	2	(213)	(41)	—	(166)
Cash and cash equivalents at beginning of year	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of year	$227	$33	$1,043	$30	$—	$1,333

For the Year Ended December 31, 2004
Cash flows from (used in) operating activities	$295	$601	$1,083	$49	$(1,292)	$736

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(4,567)	—	—	(4,569)
Proceeds from short-term investments	—	—	4,757	—	—	4,757
Purchases of long-term investments	—	(10)	—	—	—	(10)
Proceeds from long-term investments	—	1	—	—	—	1
Capital expenditures	—	—	(76)	(16)	—	(92)
Acquisition, net of cash acquired	(400)	—	604	—	—	204
Distribution from equity investments	—	(2)	—	7	—	5
Other, net	(3)	(35)	2	—	—	(36)
Intercompany notes receivable	—	18	(413)	2	393	—

Net cash flows from (used in) investing activities	(403)	(30)	307	(7)	393	260

Cash flows from (used in) financing activities:
Repurchase of common stock	(43)	(28)	—	—	—	(71)
Dividends paid on common stock	(140)	(865)	(670)	—	1,292	(383)
Repayments of long-term debt	—	(56)	—	—	—	(56)
Proceeds from exercise of stock options	32	11	—	—	—	43
Intercompany notes payable	400	12	(5)	(14)	(393)	—

Net cash flows from (used in) financing activities	249	(926)	(675)	(14)	899	(467)

Net change in cash and cash equivalents	141	(355)	715	28	—	529
Cash and cash equivalents at beginning of year	—	386	541	43	—	970

Cash and cash equivalents at end of year	$141	$31	$1,256	$71	$—	$1,499

For the Year Ended December 31, 2003
Cash flows from operating activities	$—	$447	$592	$30	$(488)	$581

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3)	(3,342)	—	—	(3,345)
Proceeds from short-term investments	—	400	3,594	—	—	3,994
Capital expenditures	—	—	(69)	(1)	—	(70)
Acquisition, net of cash acquired	—	—	(9)	—	—	(9)
Net proceeds from sale of business	—	—	6	—	—	6
Increase in equity investments	—	—	—	(36)	—	(36)
Proceeds from liquidation of trusts	—	—	99	—	—	99
Other, net	—	—	2	—	—	2
Intercompany notes receivable	—	(20)	(138)	—	158	—

Net cash flows from (used in) investing activities	—	377	143	(37)	158	641

Cash flows from (used in) financing activities:
Repurchase of common stock	—	(75)	—	—	—	(75)
Dividends paid on common stock	—	(323)	(488)	—	488	(323)
Repayments of long-term debt	—	(643)	(98)	—	—	(741)
Proceeds from exercise of stock options	—	17	—	—	—	17
Intercompany notes payable	—	123	4	31	(158)	—

Net cash flows from (used in) financing activities	—	(901)	(582)	31	330	(1,122)

Net change in cash and cash equivalents	—	(77)	153	24	—	100
Cash and cash equivalents at beginning of year	—	463	398	9	—	870

Cash and cash equivalents at end of year	$—	$386	$551	$33	$—	$970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2005
Assets
Cash and cash equivalents	$227	$33	$1,043	$30	$—	$1,333
Short-term investments	—	111	1,262	—	—	1,373
Accounts and notes receivable	—	8	61	30	—	99
Accounts receivable, related party	—	—	67	—	—	67
Income tax receivable	—	74	85	—	—	159
Inventories	—	—	974	92	—	1,066
Deferred income taxes	3	2	844	16	—	865
Prepaid expenses	6	5	89	5	(7)	98
Assets held for sale	—	—	1	4	—	5
Short-term intercompany notes and interest receivable	—	88	424	9	(521)	—
Other intercompany receivables	248	—	—	78	(326)	—

Total current assets	484	321	4,850	264	(854)	5,065
Property, plant and equipment, net	—	—	995	58	—	1,053
Trademarks, net	—	—	2,008	180	—	2,188
Goodwill	—	—	5,309	363	—	5,672
Other intangibles, net	—	—	147	79	—	226
Long-term intercompany notes	—	263	367	—	(630)	—
Investment in subsidiaries	6,860	8,472	29	—	(15,361)	—
Other assets and deferred charges	20	60	204	44	(13)	315

Total assets	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,236	$18	$—	$2,254
Accounts payable and other accrued liabilities	383	40	1,086	103	(7)	1,605
Due to related party	—	—	31	—	—	31
Deferred revenue, related party	—	—	69	—	—	69
Current maturities of long-term debt	—	190	—	—	—	190
Short-term intercompany notes and interest payable	23	401	12	85	(521)	—
Other intercompany payables	—	323	3	—	(326)	—

Total current liabilities	406	954	3,437	206	(854)	4,149
Intercompany notes and interest payable	367	—	7	256	(630)	—
Long-term debt (less current maturities)	—	1,558	—	—	—	1,558
Deferred income taxes	—	5	562	84	(12)	639
Long-term retirement benefits	25	18	1,317	14	—	1,374
Other noncurrent liabilities	13	91	137	5	—	246
Shareholders’ equity	6,553	6,490	8,449	423	(15,362)	6,553

Total liabilities and shareholders’ equity	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

December 31, 2004
Assets
Cash and cash equivalents	$141	$31	$1,256	$71	$—	$1,499
Short-term investments	—	109	364	—	—	473
Accounts and notes receivable	—	11	63	28	—	102
Accounts receivable, related party	—	—	78	2	—	80
Inventories	—	—	1,171	96	(2)	1,265
Deferred income taxes	2	3	924	12	—	941
Prepaid expenses	58	—	153	6	(5)	212
Assets held for sale	—	—	52	—	—	52
Short-term intercompany notes and interest receivable	—	93	415	3	(511)	—
Other intercompany receivables	292	—	67	26	(385)	—

Total current assets	493	247	4,543	244	(903)	4,624
Property, plant and equipment, net	—	—	1,070	59	—	1,129
Trademarks, net	—	—	2,223	180	—	2,403
Goodwill	—	—	5,321	364	—	5,685
Other intangibles, net	—	—	170	36	—	206
Long-term intercompany notes	—	281	384	10	(675)	—
Investment in subsidiaries	6,260	7,970	65	—	(14,295)	—
Other assets and deferred charges	15	105	223	47	(9)	381

Total assets	$6,768	$8,603	$13,999	$940	$(15,882)	$14,428

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,367	$14	$—	$2,381
Accounts payable and other accrued liabilities	158	35	1,328	96	(4)	1,613
Current maturities of long-term debt	—	50	—	—	—	50
Liabilities related to assets held for sale	—	—	11	—	—	11
Short-term intercompany notes and interest payable	21	394	6	90	(511)	—
Other intercompany payables	—	385	—	—	(385)	—

Total current liabilities	179	864	3,712	200	(900)	4,055
Long-term intercompany notes	384	—	18	273	(675)	—
Long-term debt (less current maturities)	—	1,595	—	—	—	1,595
Deferred income taxes	—	81	651	82	(9)	805
Long-term retirement benefits	19	21	1,413	16	—	1,469
Other noncurrent liabilities	10	92	224	2	—	328
Shareholders’ equity	6,176	5,950	7,981	367	(14,298)	6,176

Total liabilities and shareholders’ equity	$6,768	$8,603	$13,999	$940	$(15,882)	$14,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth(2)

2005

Net sales	$1,957	$2,103	$2,149	$2,047
Gross profit	846	862	765	864
Net income from continuing operations	281	251	213	240
Discontinued operations, net of income taxes	—	—	—	2
Extraordinary item, net of income taxes	—	—	—	55
Net income	281	251	213	297
Per share data(1):
Basic:
Net income from continuing operations	1.91	1.70	1.45	1.63
Discontinued operations, net of income taxes	—	—	—	0.01
Extraordinary item, net of income taxes	—	—	—	0.37
Net income	1.91	1.70	1.45	2.01
Diluted:
Net income from continuing operations	1.90	1.70	1.44	1.63
Discontinued operations, net of income taxes	—	—	—	0.01
Extraordinary item, net of income taxes	—	—	—	0.37
Net income	1.90	1.70	1.44	2.01
2004

Net sales	$1,218	$1,352	$1,866	$2,001
Gross profit	507	555	727	776
Net income from continuing operations	122	150	290	65
Discontinued operations, net of income taxes	—	1	—	11
Extraordinary item, net of income taxes	—	—	49	—
Net income	122	151	339	76
Per share data(1):
Basic:
Net income from continuing operations	1.45	1.78	2.29	0.44
Discontinued operations, net of income taxes	—	0.01	—	0.08
Extraordinary item, net of income taxes	—	—	0.38	—
Net income	1.45	1.79	2.67	0.52
Diluted:
Net income from continuing operations	1.43	1.76	2.28	0.44
Discontinued operations, net of income taxes	—	0.01	—	0.07
Extraordinary item, net of income taxes	—	—	0.38	—
Net income	1.43	1.77	2.66	0.51

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Fourth quarter 2005 net income from continuing operations included $200 million goodwill and trademark impairment, $78 million in favorable tax resolutions and a $13 million adjustment to deferred tax.
Note 23 — Subsequent Events
      On January 9, 2006, RAI was notified that the Congressional Joint Committee on Taxation approved a tax refund of $65 million, including interest. The refund will be recorded as an extraordinary gain in the first quarter of 2006. This approval by the Joint Committee also finalizes the Internal Revenue Service’s audit of tax returns for the years 1997 through 2000. RAI expects to apply the cash refund against other federal income tax obligations in 2006.
      On December 7, 2005, RJR filed a registration statement with the SEC which became effective January 10, 2006, in order to issue registered notes in exchange for the $500 million privately placed notes issued on June 22, 2005. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the exchange notes. At the expiration of the exchange offer on February 14, 2006, 100% of the privately placed 6.5% secured notes due 2010, and 100% of the privately placed 7.3% secured notes due 2015, had been validly tendered for exchange and not withdrawn, and were accepted by RJR.
      On February 1, 2006, the Board of Directors of RAI approved the grant of certain awards, effective March 6, 2006, under its LTIP, in an aggregate amount of approximately $58 million. Each award will be split evenly in value between performance units and shares of restricted RAI common stock. The performance units, each of which will have a value of $1.00 multiplied by a three-year average performance factor, generally will vest upon the conclusion of the three-year period ending December 31, 2008. The number of shares of restricted RAI common stock granted will be equal to a specific dollar amount, divided by the per share closing price of RAI common stock on March 6, 2006. The shares of restricted RAI common stock generally will vest on March 6, 2009.

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

Internal Control over Financial Reporting

Limitation on the Effectiveness of Controls
      Internal controls are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded, executed and reported in accordance with management’s authorization. The effectiveness of internal controls is supported by qualified personnel and an organization structure that provides an appropriate division of responsibility and formalized procedures. An internal audit staff regularly monitors the adequacy and effectiveness of internal controls, including reporting to RAI’s audit committee. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

Changes in Controls
      There have been no changes in RAI’s internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

Item 9b.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 29, 2006, referred to as Proxy Statement: “The Board of Directors — Item 1: Election of Class II Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

Item 11.	Executive Compensation
      Item 11 is incorporated by reference to the following sections of the Proxy Statement: “Executive Compensation;” “The Board of Directors — Committees and Meetings of the Board of Directors — Compensation Committee; Compensation Committee Interlocks and Insider Participation;” and “The Board of Directors — Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” “Security Ownership of Certain Beneficial Owners and Management — Standstill Provisions; Transfer Restrictions.”

Item 13.	Certain Relationships and Related Transactions
      Item 13 is incorporated by reference to the following section of the Proxy Statement: “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services
      Item 14 is incorporated by reference to the following sections of the Proxy Statement: “Audit Matters-Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy;” and “Audit Matters — Fees of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below

(b)	Exhibit Numbers 10.37 through 10.63 below are management contracts, compensatory plans or arrangements. In accordance with paragraph(b)(4)(iii) of Item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of long-term debt and is not filed or incorporated by reference as an exhibit to this Report. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

3.2	Amended and Restated Bylaws of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

4.2	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).

4.3	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

4.4	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

4.5	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

4.6	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).

Exhibit
Number

4.7	Second Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

4.8	Third Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

4.9	Fourth Supplemental Indenture, dated July 6, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and various subsidiaries of Reynolds American Inc. as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s From 8-K dated July 11, 2005).

4.10	Guarantee dated as of May 18, 1999, by R.J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

4.11	Indenture dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).

4.12	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

4.13	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition, GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.1	Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.2	First Amendment to Credit Agreement, amending the Third Amended and Restated Credit Agreement, dated as of July 30, 2004 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 22, 2005).

Exhibit
Number

10.3	Fourth Amended and Restated Subsidiary Guaranty, by R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC and BWT Brands, Inc. to the creditors defined therein, issued in connection with the Third Amended and Restated Credit Agreement dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.4	Amended and Restated Security Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.5	Amended and Restated Pledge Agreement, dated as of July 30, 2004, among Reynolds American Inc., R. J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.6	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

10.7	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.8	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.5 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

10.9	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.13 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.10	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.6 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

10.11	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.14 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.12	Mortgage, Security Agreement, Assignment of Leases, Rents and Rights, Financing Statement and Fixture Filing (South Carolina), made by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Mortgagee (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.13	Deed to Secure Debt, Security Agreement and Assignment of Leases, Rents and Rights (Georgia), made by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Grantee (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.14	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.15	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.16	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.17	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.18	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.19	October 2005 Amendments to the Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).

10.20	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.21	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.22	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated June 14, 1999).

10.23	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

10.24	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

Exhibit
Number

10.25	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

10.26	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

10.27	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

10.28	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.29	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.30	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.31	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.32	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.33	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.34	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

10.35	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

10.36	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.37	Reynolds American Inc. Outside Directors’ Benefit Summary (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated November 30, 2005).

Exhibit
Number

10.38	Amended and Restated Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.39	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 30, 2004).

10.40	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.41	Form of Stock Option Agreement (Initial) between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.42	Amended and Restated Deferred Compensation Plan for Directors of Reynolds American Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.43	Amended and Restated Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.44	Form of Tandem Restricted Stock/ Stock Option Agreement dated July 28, 1999, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

10.45	Amendment No. 1 to Tandem Restricted Stock/ Stock Option Agreement dated July 28, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.32 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

10.46	Form of Amendment No. 2 to Tandem Restricted Stock/ Stock Option Agreement dated as of April 24, 2002, amending the Tandem Restricted Stock/ Stock Option Agreements dated June 15 and July 28, 1999, between R. J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).

10.47	Amendment No. 3 to Tandem Restricted Stock/ Stock Option Agreements dated December 10, 2002, amending the Tandem Restricted Stock/ Stock Option Agreements dated June 15 and July 28, 1999 (incorporated by reference to Exhibit 10.35 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 3, 2003).

10.48	Form of Performance Unit Agreement (one-year vesting) dated February 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.53 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.49	Form of Performance Unit Agreement (one-year vesting) dated February 9, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 9, 2006).

10.50	Form of Performance Share Agreement dated August 31, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated August 31, 2004).

10.51	Form of Performance Unit Agreement (three-year vesting) dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated March 2, 2005).

10.52	Form of Performance Share Agreement, dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated March 2, 2005).

Exhibit
Number

10.53	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).

10.54	Letter Agreement regarding Severance Benefits and Change of Control Protections dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated October 7, 2004).

10.55	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).

10.56	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004 offer letter (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.57	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.58	Reynolds American Inc. Annual Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 30, 2005).

10.59	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.60	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004) (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.61	Form of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Trust Agreement for the executive officer named therein (incorporated by reference to Exhibit 10.68 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.62	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004 by amendment nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.63	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.64	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

10.65	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).

10.66	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

10.67	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

Exhibit
Number

10.68	Registration Rights Agreement dated June 29, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc, the guarantors listed in Schedule 1 thereto, Citigroup Capital Markets Inc., J.P. Morgan Securities Inc. and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 6, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges/ Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Expanded Litigation Disclosure.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: February 27, 2006	By: /s/ Susan M. Ivey Susan M. Ivey Chairman of the Board, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 27, 2006

/s/ Dianne M. Neal Dianne M. Neal	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2006

/s/ Michael S. Desmond Michael S. Desmond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2006

/s/ Betsy S. Atkins Betsy S. Atkins	Director	February 27, 2006

/s/ John T. Chain, Jr. John T. Chain, Jr.	Director	February 27, 2006

/s/ Martin D. Feinstein Martin D. Feinstein	Director	February 27, 2006

/s/ Antonio Monteiro de Castro Antonio Monteiro de Castro	Director	February 27, 2006

/s/ E.V. Goings E.V. Goings	Director	February 27, 2006

/s/ Nana Mensah Nana Mensah	Director	February 27, 2006

/s/ H.G.L. Powell H.G.L. Powell	Director	February 27, 2006

/s/ Joseph P. Viviano Joseph P. Viviano	Director	February 27, 2006

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	February 27, 2006

/s/ Neil R. Withington Neil R. Withington	Director	February 27, 2006