Form 10-Q
period 2006-03-31
REYNOLDS AMERICAN INC
filed 2006-05-05
CIK 1275283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 147,765,978 shares of common stock, par value $.0001 per share, as of April 21, 2006

PART I – Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Net sales[1]	$1,815	$1,812
Net sales, related party	145	145

Net sales	1,960	1,957
Costs and expenses:
Cost of products sold[1,2]	1,165	1,111
Selling, general and administrative expenses	342	364
Amortization expense	7	15

Operating income	446	467
Interest and debt expense	35	24
Interest income	(36)	(17)
Other expense, net	–	4

Income from continuing operations before income taxes	447	456
Provision for income taxes	167	175

Income before extraordinary item	280	281
Extraordinary item – gain on acquisition	65	–

Net income	$345	$281

Basic income per share:
Income from continuing operations	$1.90	$1.91
Extraordinary item	0.44	–

Net income	$2.34	$1.91

Diluted income per share:
Income from continuing operations	$1.90	$1.90
Extraordinary item	0.44	–

Net income	$2.34	$1.90

Dividends declared per share	$1.25	$0.95

[1]	Excludes excise taxes of $500 million and $508 million for the three months ended March 31, 2006 and 2005, respectively.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$345	$281
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	44	53
Restructuring and asset impairment charges, net of cash payments	(6)	(23)
Acquisition restructuring charges, net of cash payments	(39)	(27)
Deferred income tax expense	17	9
Extraordinary item – gain on acquisition	(65)	–
Other changes, that provided (used) cash:
Accounts and notes receivable	(16)	(1)
Inventories	36	64
Related party, net	–	31
Accounts payable and accrued liabilities including income taxes and other working capital	(119)	125
Tobacco settlement and related expenses	(345)	(407)
Pension and postretirement	(187)	20
Other, net	25	5

Net cash flows from (used in) operating activities	(310)	130

Cash flows from (used in) investing activities:
Purchases of short-term investments	(2,265)	(2,642)
Proceeds from short-term investments	3,161	2,788
Capital expenditures	(41)	(18)
Distribution from equity investees	3	1
Proceeds from sale of business	3	–
Other, net	1	–

Net cash flows from investing activities	862	129

Cash flows from (used in) financing activities:
Dividends paid on common stock	(184)	(140)
Proceeds from exercise of stock options	2	1
Tax benefit from exercise of stock options	2	–
Repurchase of common stock	–	(3)

Net cash flows used in financing activities	(180)	(142)

Net change in cash and cash equivalents	372	117
Cash and cash equivalents at beginning of period	1,333	1,499

Cash and cash equivalents at end of period	$1,705	$1,616

Income taxes paid, net of refunds	$208	$36
Interest paid	$23	$6
Tobacco settlement and related expense payments	$967	$959
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,705	$1,333
Short-term investments	476	1,373
Accounts and notes receivable, net of allowance (2006 – $7; 2005 – $7)	120	99
Accounts receivable, related party	36	67
Income tax receivable	154	159
Inventories	1,030	1,066
Deferred income taxes	866	865
Prepaid expenses	132	98
Assets held for sale	–	5

Total current assets	4,519	5,065
Property, plant and equipment, net of accumulated depreciation (2006 – $1,457; 2005 – $1,426)	1,050	1,053
Trademarks, net of accumulated amortization (2006 – $507; 2005 – $504)	2,185	2,188
Goodwill	5,672	5,672
Other intangibles, net of accumulated amortization (2006 – $46; 2005 – $42)	222	226
Other assets and deferred charges	279	315

	$13,927	$14,519

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$73	$43
Tobacco settlement and related accruals	1,909	2,254
Due to related party	8	31
Deferred revenue, related party	61	69
Current maturities of long-term debt	190	190
Other current liabilities	1,433	1,562

Total current liabilities	3,674	4,149
Long-term debt (less current maturities)	1,545	1,558
Deferred income taxes	562	639
Long-term retirement benefits	1,185	1,374
Other noncurrent liabilities	243	246
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2006 – 147,760,903; 2005 – 147,432,945)	–	–
Paid-in capital	8,699	8,694
Accumulated deficit	(1,477)	(1,638)
Accumulated other comprehensive loss – (cumulative minimum pension liability: 2006–$502, net of tax; 2005–$502, net of tax)	(504)	(503)

Total shareholders’ equity	6,718	6,553

	$13,927	$14,519

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1–Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     In the first quarter of 2006, RAI recorded an adjustment of $65 million to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to conform prior years’ financial statements to the current presentation.
     All dollar amounts are presented in millions unless otherwise noted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Master Settlement Agreement and Federal Tobacco Buyout Expenses
Cost of products sold includes the following components for MSA settlement and federal tobacco buyout expenses:

	For The Three Months Ended
	March 31,
	2006	2005
Settlement	$622	$617
Phase II growers’ liability offset	–	(65)

Total settlement expense	$622	$552

Federal tobacco quota buyout	$66	$64
Federal quota tobacco stock liquidation assessment	(9)	3

Total quota buyout expense	$57	$67

     For additional information, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” and “–Tobacco Buyout Legislation” in note 7.
Intangible Assets
     The changes in the carrying amount of trademarks during the three months ended March 31, 2006, were as follows:

	RJR Tobacco		Santa Fe	Lane
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2006	$1,947	$61	$155	$25	$2,188
Amortization expense	–	(3)	–	–	(3)

Balance as of March 31, 2006	$1,947	$58	$155	$25	$2,185

     The changes in the carrying amount of other intangibles during the three months ended March 31, 2006, were as follows:

	RJR Tobacco		Lane	GPI
	Indefinite		Indefinite	Indefinite
	Life	Finite Life	Life	Life	Consolidated
Balance as of January 1, 2006	$16	$131	$35	$44	$226
Amortization expense	–	(4)	–	–	(4)

Balance as of March 31, 2006	$16	$127	$35	$44	$222

     In December 2005, GPI acquired from Japan Tobacco Inc., its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million allocated on the basis of the estimated fair market value of the inventory and intangible assets acquired, determined with the assistance of an independent appraisal firm. The related rights were previously sold to Japan Tobacco Inc. in 1999 as a part of the sale of RJR’s international tobacco business.
     There were no significant changes in the carrying amounts of goodwill during the three months ended March 31, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Indefinite-lived intangibles include acquired distribution agreements of RJR Tobacco and Lane and acquired rights of GPI. Details of finite-lived intangible assets as of March 31, 2006, were as follows:

		Accumulated
	Gross	Amortization	Net
Consumer database	$3	$3	$–
Customer contracts	16	16	–
Contract manufacturing	151	26	125
Technology-based	3	1	2

Total other intangibles	173	46	127
Trademarks	84	26	58

	$257	$72	$185

     As of March 31, 2006, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years was as follows:

Year	Amount
Remainder of 2006	$21
2007	25
2008	24
2009	22
2010	20
2011	19
Thereafter	54

$185

Stock-Based Compensation
     In the first quarter of 2006, RAI adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” issued by the Financial Accounting Standards Board in December 2004. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. See note 9 for additional disclosures related to stock-based compensation as required by SFAS No. 123(R).
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Components of net benefit cost

	For The Three Months Ended
	March 31,
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Service cost	$9	$14	$1	$2
Interest cost	76	77	22	20
Expected return on plan assets	(91)	(82)	(7)	(6)
Amortization of transition asset	–	–	–	–
Amortization of prior service cost	–	1	(3)	(4)
Amortization of net loss	17	16	6	4

Net periodic benefit cost	11	26	19	16
Settlements	–	1	–	–

Total benefit cost	$11	$27	$19	$16

Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $231 million to its pension plans in 2006. Of this amount, RAI contributed $201 million to its pension plans during the first three months of 2006.
Recently Issued Accounting Pronouncements
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
Note 2–Restructuring and Asset Impairment Charges
2004 Acquisition Restructuring Costs
     The components of the 2004 acquisition restructuring costs accrued and utilized were as follows:

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	–	9	9
Adjustment to goodwill	1	(16)	(15)

Balance, December 31, 2005	72	40	112
Utilized in 2006	(36)	(3)	(39)

Balance, March 31, 2006	$36	$37	$73

     In connection with the allocation of the cost of the business combination as to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions, of which 2,139 have been terminated as of March 31, 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     During 2005, RJR Tobacco determined that, under the 2004 acquisition restructuring plan, the employment of approximately 15 additional former B&W employees would be terminated, which resulted in an accrual of $1 million. The 2005 reduction in relocation/exit costs of $16 million is primarily due to lower-than-expected losses on home sales. Also, in 2005, $9 million was expensed in selling, general and administrative, primarily relating to lower-than-expected sub-lease income on closed facilities.
     As of March 31, 2006, $193 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of March 31, 2006, $51 million is included in other current liabilities and $22 million is included in other noncurrent liabilities.
2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	–	1	201
Incurred in 2004	–	–	1	1
Utilized in 2004	(91)	–	(2)	(93)
Adjusted in 2004	(34)	–	–	(34)

Balance, December 31, 2004	75	–	–	75
Utilized in 2005	(58)	–	–	(58)

Balance, December 31, 2005	17	–	–	17
Utilized in 2006	(6)	–	–	(6)

Balance, March 31, 2006	$11	$–	$–	$11

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
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of March 31, 2006, $214 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of March 31, 2006, $9 million is included in other current liabilities and $2 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2002 Restructuring and Asset Impairment Charges
     The components of the 2002 restructuring and asset impairment charges recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	–	5	63
Utilized in 2003	(27)	–	–	(27)
Adjusted in 2003	(2)	–	(3)	(5)

Balance, December 31, 2003	29	–	2	31
Incurred in 2004	–	40	–	40
Utilized in 2004	(23)	(40)	–	(63)
Adjusted in 2004	(2)	–	–	(2)

Balance, December 31, 2004	4	–	2	6
Incurred in 2005	–	3	–	3
Utilized in 2005	(3)	(3)	–	(6)
Adjusted in 2005	–	–	(1)	(1)

Balance, December 31, 2005	1	–	1	2

Balance, March 31, 2006	$1	$–	$1	$2

     In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
     During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices, and during 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to the elimination of approximately 500 full-time positions in operations support and corporate functions, which were substantially completed as of December 31, 2004. During 2005, $1 million of the charge was reversed relating to the sale of the packaging operations.
     Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale.
     The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations, a revaluation of the fair value of RJR Tobacco’s packaging operations resulted in additional impairment of $40 million in the fourth quarter of 2004. During 2005, the remaining assets relating to the additional non-tobacco business were revalued and resulted in additional impairment of $3 million.
     Assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets are classified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, the carrying amounts of the major classes of assets in the disposal group included $5 million primarily for equipment and facilities related to the Lane pipe manufacturing business, which was sold in the first quarter of 2006, and was unrelated to the 2002 restructuring. In 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million. In connection with this sale transaction, during 2005, RJR Tobacco recorded a net loss on sale of assets of $24 million.
     RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for severance and related benefits to be paid by RJR Tobacco to approximately 170 employees. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income. Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the buyers and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices. Of the charges incurred during the second quarter of 2005 related to the sale of the packaging operations, $9 million of these accruals were included in other current liabilities and $14 million were included in other noncurrent liabilities, in the condensed consolidated balance sheet (unaudited) as of March 31, 2006.
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of March 31, 2006, $53 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of March 31, 2006, $2 million is included in other current liabilities.
Note 3–Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months
	Ended March 31,
	2006	2005
Income from continuing operations	$280	$281
Extraordinary item – gain on acquisition	65	–

Net income	$345	$281

Basic weighted average shares, in thousands[1]	147,477	147,384
Effect of dilutive potential shares:
Options, in thousands	165	200

Diluted weighted average shares, in thousands	147,642	147,584

[1]	Outstanding contingently issuable restricted stock of 0.3 million shares were excluded from the basic share calculation for the three months ended March 31, 2006, as the related vesting provisions had not been met.
Note 4–Inventories
     The major components of inventories were as follows:

	March 31,	December 31,
	2006	2005
Leaf tobacco	$798	$853
Raw materials	33	32
Work in process	51	57
Finished products	176	156
Other	31	31

Total	1,089	1,129
Less LIFO allowance	59	63

	$1,030	$1,066

     RAI recorded $1 million of expense from expected LIFO layer liquidations for the three-month period ended March 31, 2006. RAI will perform its annual LIFO inventory valuation at December 31, 2006, and interim periods represent an estimate of the expected annual valuation.
Note 5–Financial Instruments
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
During 2005, swaps were settled related to the $310 million of notes due in 2006 that were purchased in response to RJR’s tender offer. As of March 31, 2006, the average interest rate on RJR’s $1.7 billion long-term debt was 7.01% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the outstanding notes. As of March 31, 2006, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $11 million and $24 million at March 31, 2006, and December 31, 2005, respectively, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.
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
Note 6–Long-Term Debt
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
     On March 14, 2006, RJR filed with the SEC a shelf registration statement, immediately effective upon filing, for an indeterminate amount of debt securities. Pursuant to this shelf registration statement, RJR may issue debt securities guaranteed by its parent, RAI, and certain of RJR’s subsidiaries, including RJR Tobacco. As of March 31, 2006, no debt securities have been issued thereunder.
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
     During the first quarter of 2006, process in 17 tobacco-related cases was served against RJR Tobacco or its affiliates or indemnitees, including B&W. On March 31, 2006, there were 1,281 cases (including 964 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,351 on March 31, 2005, pending against RJR Tobacco or its affiliates or indemnitees, including B&W, and 1,334 on March 31, 2004, pending against RJR Tobacco or its affiliates or indemnitees, without reference to B&W.
     As of April 13, 2006, 1,282 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,274 in the United States; three in Puerto Rico; three in Canada; one in the Virgin Islands and one in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Israel. Of the 1,282 total cases, 35 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,626 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of April 13, 2006, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of April 13, 2006:

	Number of
State	U.S. Cases
West Virginia	968	*
Florida	95
Mississippi	51
Missouri	30
New York	25
Maryland	23
Louisiana	21
California	13
Illinois	8
Alabama	3
Pennsylvania	3
Washington	3
Georgia	3
Minnesota	4
District of Columbia	3
Tennessee	3
Connecticut	2
Michigan	2
Oregon	2
Delaware	2
Texas	1
Ohio	1
Kansas	1
North Carolina	1
New Mexico	1
South Dakota	1
Massachusetts	1
Vermont	1
New Jersey	1
Indiana	1

Total	1,274

*	964 of the 968 cases are pending as a consolidated action.
Of the 1,274 pending U.S. cases, 47 are pending in federal court, 1,226 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of April 13, 2006, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of February 3, 2006, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on February 27, 2006, and a cross-reference to the discussion of each case type.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as of	February 3,
Case Type	April 13, 2006	2006	Page Reference
Individual Smoking and Health	1,226	+3	21
Flight Attendant – ETS (Broin II)	2,626	No Change	22
Class-Action	21	-1	23
Governmental Health-Care Cost Recovery	3	No Change	27
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	30
Master Settlement Agreement-Enforcement and Validity*	4	No Change	31
Asbestos Contribution	1	No Change	32
Antitrust	7	No Change	32
Other Litigation	9	+2	33

*	These case numbers do not include 26 NPM Adjustment cases that were filed after April 13, 2006, but are discussed under “MSA-Enforcement and Validity” below.
     In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case. On May 12, 2004, the Florida Supreme Court accepted the case. Oral argument occurred on November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “–Class-Action Suits” below for a further description of the Engle case.
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
     The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $1.8 billion in 2003, $2.0 billion in 2004 and $2.7 billion in 2005. These amounts do not include payments made in connection with B&W’s U.S. brands prior to July 30, 2004. RJR Tobacco estimates its payments, including payments made in connection with B&W’s U.S. brands acquired in the business combination, will be approximately $2.6 billion in each of 2006 and 2007 and will exceed $2.7 billion thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “–Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Certain Terms and Phrases
     Certain terms and phrases used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer to the final decision of the court resolving the dispute and determining the rights and obligations

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          Accounting for Tobacco-Related Litigation Contingencies
          In accordance with generally accepted accounting principles, RAI and RJR Tobacco will record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates believe that they have a number of valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future. During the first quarter of 2006, RJR Tobacco accrued $5 million relating to a settlement agreement in principle reached in a California case involving distribution of free cigarettes. This amount is included in other current liabilities in the March 31, 2006 condensed consolidated balance sheet (unaudited) and in selling, general and administrative expenses in the condensed consolidated statement of income (unaudited) for the three month period ended March 31, 2006 and is expected to be paid in the second quarter of 2006. See “-Other litigation and developments” below for additional information. No other liability for pending smoking and health tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited). RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “-Other Litigation and Developments” and “-Other Contingencies and Guarantees” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
In addition, certain antitrust cases, including the DeLoach antitrust case, discussed below under "—Antitrust Cases,” and certain MSA enforcement actions, discussed below under “—MSA—Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that RJR Tobacco believes do not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
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
          The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates and indemnitees, including B&W. Although RJR Tobacco, B&W and certain of their respective affiliates continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against RJR Tobacco or its affiliates or indemnitees. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
          The U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. On July 18, 2005, the government filed a petition for writ of certiorari with the U.S. Supreme Court on this issue. On October 17, 2005, the Supreme Court denied the petition. This ruling eliminates the government’s claims for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA. Trial of the case concluded on June 9, 2005, and post-trial submissions were completed on October 9, 2005.
          Similarly, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “—Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
          Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RAI’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss, other than with respect to certain indemnification claims asserted by JTI. Moreover, notwithstanding the quality of defenses available to RJR Tobacco and its affiliates and indemnitees in tobacco-related litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “-Cautionary Statement Concerning Tobacco-Related Litigation,” below.
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
     Scheduled Trials
          Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco-related cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2006 and the first quarter of 2007. The following table lists the trial schedule, as of April 13, 2006, for RJR Tobacco or its affiliates and indemnitees, including B&W, through March 31, 2007.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004	United States of America [DOJ] v.	RJR Tobacco, B&W	U. S. District Court
[Post-trial]	Philip Morris USA Inc.		(Washington, DC)
[Health-Care Reimbursement]

May 1, 2006	Kimball v. R.J. Reynolds Tobacco	RJR Tobacco	U. S. District Court
	Co.		Western District
	[Individual]		(Bellingham, WA)

June 5, 2006	Bell v. Brown & Williamson Tobacco	RJR Tobacco, B&W	Circuit Court
	Corp.		Jackson County
	[Individual]		(Independence, MO)

September 5, 2006	Nuzum v. Brown & Williamson	RJR Tobacco, B&W	Circuit Court
	Tobacco Corp.		Jackson County
	[Individual]		(Independence, MO)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

October 10, 2006	Williams v. Brown & Williamson	RJR Tobacco, B&W	Circuit Court
	Tobacco Corp.		St. Louis County
	[Individual]		(St. Louis, MO)

November 27, 2006	Beasley v. Brown & Williamson	RJR Tobacco, B&W	Circuit Court
	Tobacco Corp.		Jackson County
	[Individual]		(Independence, MO)

November 27, 2006	Hausrath v. Philip Morris USA, Inc.	B&W	NY Supreme Court
	[Individual]		Erie County
(Buffalo, NY)

February 12, 2007	Strong v. R.J. Reynolds Tobacco Co.	RJR Tobacco, B&W	U. S. District Court
	[Individual]		Southern District
(Jackson, MS)

February 20, 2007	Coy v. Philip Morris Inc.	RJR Tobacco, B&W	U. S. District Court
	[Individual/ETS]		Southern District
(Miami, FL)

March 19, 2007	Smith v. R.J. Reynolds Tobacco Co.	RJR Tobacco	U. S. District Court
	[Individual]		Eastern District
(New Orleans, LA)

March 19, 2007	In Re: Tobacco Litigation (Individual	RJR Tobacco, B&W	Circuit Court
	Personal Injury Cases)		Ohio County
	[Individual/Consolidated]		(Wheeling, WV)

     Trial Results
          From January 1, 1999 through April 13, 2006, 51 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 34 (including four mistrials) cases, tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1) and Texas (1).
          Additionally, from January 1, 1999 through April 13, 2006, verdicts have been returned in 21 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases, four in California, and two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
          One case was tried in the first quarter of 2006 in which RJR Tobacco or B&W was a defendant. In VanDenBurg v. Brown and Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on February 22, 2006. The plaintiff has filed a motion for a new trial.
          The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999 and are still pending in 2006, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument occurred on November 3, 2004. The Florida Supreme Court decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. On January 27, 2006, the judge denied the defendants’ motion to change venue. On February 12, 2006, the defendants filed a petition for writ of mandate with the California Court of Appeal seeking an order vacating the trial court’s denial of the defendants’ motion to change venue. The petition was denied on March 24, 2006.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Florida’s Second District Court of Appeal on August 30, 2002. On August 31, 2005, the Florida Supreme Court denied review for lack of jurisdiction. The plaintiff dismissed all claims against RJR Tobacco on April 19, 2006.

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest). RJR Tobacco also paid approximately $1.3 million in attorneys’ fees to the plaintiff’s counsel.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. Final judgment will be entered only if the Engle appeal is resolved in favor of the class. If a judgment is entered, B&W intends to appeal.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The case is on appeal to the Missouri Court of Appeals. Oral argument occurred on November 3, 2005.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

			B&W, $2 million to a predecessor company and $12 million to two industry organizations.	B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. On January 25, 2005, B&W appealed the trial court’s denial of post-trial motions. Oral argument is scheduled for May 8, 2006.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	The case is on appeal to the Louisiana Court of Appeals. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. Oral argument occurred on April 12, 2006. At the Court’s request the parties submitted post-argument briefs on April 28, 2006.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006.

Individual Smoking and Health Cases
          As of April 13, 2006, 1,226 individual cases, including 964 individual smoker cases in West Virginia state court in a consolidated action, were pending in the U.S. against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,220 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
          Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2006.
          On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. The plaintiff’s application for reargument en banc was denied on March 29, 2006.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute. On January 25, 2005, B&W appealed the trial court’s denial of post-trial motions. Briefing is complete. Oral argument is scheduled for May 8, 2006.
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
          On February 22, 2006, in VanDenBurg v. Brown and Williamson Tobacco Corp., a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W. In March 2006, the plaintiff filed a motion for new trial requesting evidentiary hearing.
Broin II Cases
          As of April 13, 2006, there were 2,626 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under "—Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
          On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS. Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial, were decided, remained on appeal or were otherwise pending, since January 1, 2006.
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
          In Swaty v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The plaintiff filed a notice of appeal on July 21, 2005. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Class-Action Suits
          Overview
          As of April 13, 2006, 21 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
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
          Finally, certain third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below.
          Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the U.S. District Court for the Eastern District of New York. In Simon (II), on September 19, 2002, the court certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the U. S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the U. S. Court of Appeals for the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case for further proceedings to the District Court. On February 6, 2006, the court entered an order dismissing the case, but stayed the order for 30 days to give the class representatives, now individual plaintiffs, an opportunity to retain new counsel. On March 20, 2006, final judgment dismissing the case was entered. On February 10, 2003, in Simms v. Philip Morris, Inc., the U. S. District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. The case has been stayed pending resolution of United States v. Philip Morris USA, Inc.
          Medical Monitoring and Smoking Cessation Cases
          Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for review. Jury selection began on June 18, 2001 and was completed on September 23, 2002. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Oral argument occurred on April 12, 2006. The defendants’ post-argument briefs were filed on April 28, 2006.
          In addition to the Scott case, two other medical monitoring class actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          Engle Case
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
          California Business and Professions Code Cases
          On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
October 21, 2002. On October 6, 2004, the California Court of Appeal, Fourth Appellate District, Division One, affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete. Oral argument has not been scheduled.
          On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005. Briefing is complete. Oral argument has not been scheduled.
          “Lights” Cases
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
          A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On January 5, 2006, the plaintiffs filed a petition for rehearing. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the U. S. District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco again removed the case to the U. S. District Court for the Eastern District of Missouri, based on the U. S. Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. The plaintiffs’ motion to remand was granted on April 18, 2006.
          In Black v. Brown & Williamson Tobacco Corp., B&W removed the case to the U. S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006, returning the case back to the Circuit Court of the City of St. Louis.
          Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York , against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs’ motion for class certification and summary judgment motions by both sides were heard on September 12, 2005 and September 13, 2005. Although trial was scheduled to commence on January 9, 2006, the court decided to permit several months of additional discovery before deciding the class certification issue.
          RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class actions to federal court. In Harper v. R. J. Reynolds Tobacco Co., on January 27, 2005, the federal judge denied the plaintiffs’ motions to remand. The plaintiffs appealed the denial of the motion to remand on February 15, 2005. Oral argument is tentatively scheduled for July 10, 2006. On June 17, 2005, RJR Tobacco filed a motion for summary judgment based on federal preemption. In Brown v. Brown & Williamson Tobacco Corp., B&W filed a similar motion for summary judgment on July 5, 2005. On September 14, 2005, B&W’s motion was granted in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but the judge granted an immediate appeal. In January 2006, B&W filed a petition to the U.S. Court of Appeals for the Fifth Circuit for permission to appeal, which was granted on February 10, 2006. Briefing is underway.
          In Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the United States District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On March 7, 2006, the parties requested that the case be transferred to the U. S. Court of Appeals for the Eighth Circuit, which was granted on March 9, 2006. The plaintiffs have appealed the order that granted the transfer and the order that denied their motion to remand. On April 5, 2006, the Eighth Circuit dismissed the plaintiffs’ appeal of the order denying remand for lack of jurisdiction. The plaintiffs may address the remand decision in the appeal of the preemption ruling.
          In Thompson v. R.J. Reynolds Tobacco Co., also pending in Minnesota, RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. On October 21, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006.
          In Huntsberry v. R. J. Reynolds Tobacco Co. (Washington), the plaintiffs’ motion for class certification was denied on April 21, 2006. Finally, in Rios v. R. J. Reynolds Tobacco Co. (Florida), the case is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc.
          Broin Settlement
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Governmental Health-Care Cost Recovery Cases
     MSA and Other State Settlement Agreements
          In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for healthcare and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements with each such state.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2004 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2010 and
	2004	2005	2006	2007	2008	2009	thereafter
	(Dollars in Millions)
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	7,004	7,004	7,004	7,004	7,143	7,143	7,143
Additional Annual Payments (through 2017)(1)	—	—	—	—	861	861	861
Base Foundation Funding	25	25	25	25	25	—	—
Growers’ Trust (through 2010) (2)	500	500	500	500	500	295	295
Offset by federal tobacco buyout (2)	—	(500)	(500)	(500)	(500)	(295)	(295)
Minnesota Blue Cross and Blue Shield	—	—	—	—	—	—	—

Total	$8,889	$8,389	$8,389	$8,389	$9,389	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

RJR Tobacco’s settlement expenses(3)	$2,169	$2,583	—	—	—	—	—
RJR Tobacco’s cash payments(3)	$2,037	$2,718	—	—	—	—	—
Other operating subsidiaries’ settlement expenses	$14	$17	—	—	—	—	—
Other operating subsidiaries’ cash payments	$9	$14	—	—	—	—	—
RJR Tobacco’s projected settlement expenses	—	—	>$2,550	>$2,700	>$2,700	>$2,700	>$2,700
RJR Tobacco’s projected cash payments	—	—	>$2,600	>$2,550	>$2,700	>$2,700	>$2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “-Tobacco Buyout Legislation.”

(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
          The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, apparel and other merchandise, outdoor and transit advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and trade organizations.
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
     Department of Justice Case
     On September 22, 1999, the U. S. Department of Justice brought an action in the U. S. District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. In its complaint, the government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, pursuant to the federal RICO statute, sought disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss. On September 28, 2000, the court granted the non-Liggett

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.
          On May 23, 2003, the court denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses.
          In the fall of 2003, the defendants filed nine additional summary judgment motions, including motions regarding the government’s RICO claims, and the government filed six additional summary judgment motions, including motions regarding certain of the industry’s affirmative defenses. The defendants’ motions included a motion for partial summary judgment to dismiss the government’s disgorgement claim. Such motion was denied by the court in May 2004, and the defendants then appealed the ruling to the U.S. Court of Appeals for the District of Columbia Circuit. In February 2005, the appeals court ruled that disgorgement is not an available remedy in this case. After the government’s petition for panel rehearing and rehearing en banc was denied, the government filed, in July 2005, a petition for writ of certiorari with the U.S. Supreme Court. In October 2005, the Supreme Court denied the government’s petition. This ruling eliminated the government’s claim for $280 billion and limits the government’s potential remedies principally to forward-looking relief, including measures such as those already included in the MSA.
          The bench (non-jury) trial began on September 21, 2004, and closing arguments concluded on June 10, 2005. Also on June 10, 2005, the court ordered the parties to file a variety of post-trial submissions. On July 22, 2005, the court granted a motion to intervene filed by six organizations, including the American Cancer Society, to allow them to “contribute their perspective on what appropriate and legally permissible remedies may be imposed should liability be found.” On August 15, 2005, the parties filed their proposed findings of fact. Post-trial briefing was completed on October 9, 2005.
     Local Government Cases
          Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. However, as of April 13, 2006, there were no such cases pending.
     International Cases
          A number of foreign countries have filed suit in state and federal courts in the U. S. against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. The Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This ruling led 22 other foreign nations to dismiss their cases.
          There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the U. S., both in Delaware: Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co. The cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. The plaintiffs have asked the trial court for reconsideration and, at the same time, noticed an appeal to the Louisiana Court of Appeals. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005. A hearing on the defendants’ motion to dismiss occurred on April 7, 2006. A decision is pending.
          Two other health-care reimbursement cases are pending against RJR Tobacco or B&W outside the U. S., one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the U. S.
          On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government filed suit against Canadian defendants and numerous foreign defendants served ex juris, including RJR Tobacco. On February 21, 2000, in response to certain defendants’ motions, the Supreme Court of British Columbia ruled that the legislation was unconstitutional. The government’s action was dismissed, and service ex juris was set aside for that reason. The government then enacted a revised statute and brought a new action. Three Canadian defendants challenged the legislation on constitutional grounds and certain foreign

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
defendants (including RJR Tobacco) moved to set aside service ex juris. On June 5, 2003, the government’s action was dismissed, and service ex juris was set aside. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 22, 2004, the Canadian defendants, as well as three ex juris defendants, appealed to the Supreme Court of Canada. On September 28, 2005, the Supreme Court ruled that the statute is constitutionally valid. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. The appellate hearing occurred in February 2006. A decision is pending.
     On September 1, 1998, the General Health Services filed a statement of claim against certain cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court. A hearing occurred on February 14, 2005, and a decision is pending.
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
          As of April 13, 2006, three other health-care cost recovery cases were pending in the U. S. against RJR Tobacco, B&W, as its indemnitee, or both.
     Union Cases
          As of April 13, 2006, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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
          Since March 1999, the U. S. Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The U. S. Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.
     Native American Tribe Cases
          As of April 13, 2006, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. The case is dormant at this time.
     Hospital Cases
          As of April 13, 2006, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. On March 7, 2006, the defendants filed a motion to transfer the case to the court en banc and to appoint five special judges to enable the case to be heard by a full seven member court, which was denied on March 13, 2006. In an order dated May 2, 2006, the Missouri Supreme Court resolved a discovery dispute, the pendancy of which had stayed the case, in favor of RJR Tobacco and B&W. The case will now be remanded to the trial court where a new discovery and trial schedule will be set.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Other Cases
          On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U. S. District Court for the District of Massachusetts. The plaintiff is bringing the action as a “private attorney general” pursuant to the private cause of action provisions of the Medicare as Secondary Payer statute. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking including, but not limited to, coronary heart disease, chronic obstructive pulmonary disease, lung cancer, emphysema, peripheral vascular disease and atherosclerosis. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U. S. District Court for the Middle District of Florida. A hearing is scheduled for May 24, 2006.
          Effective August 2005, Minnesota enacted a “health impact fee” that imposes a $0.75 per pack fee on cigarettes, which is in addition to that state’s cigarette excise tax of $0.48 per pack. The stated purpose of the health impact fee is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and other cigarette manufacturers filed a motion in Minnesota state court asserting that imposition of the health impact fee violates the terms of the settlement agreement entered into between participating manufacturers and Minnesota in 1998. For additional information concerning the status of this pending matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.” Minnesota’s health impact fee also led to the January 2006 filing of a class action complaint in the Fourth Judicial District of Minnesota State Court on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class-action complaint names RJR Tobacco and various other entities as defendants, and asserts an unjust enrichment claim, seeks the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requests that these monies “be distributed by the best means practicable to the Class members.” This case has been transferred to the court presiding over RJR Tobacco’s above-referenced motion seeking to enforce the terms of the parties’ 1998 settlement agreement.
MSA-Enforcement and Validity
          As of April 13, 2006, there were four cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements. This amount excludes 26 additional cases filed subsequent to April 13, 2006, and discussed below, relating to disputed payments under the MSA.
          On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this state court case, and on June 9, 2004, filed a new action in the U. S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U. S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005. Briefing is complete. Oral argument has not been scheduled.
          On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the U. S. District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit. Briefing is complete. Oral argument has not been scheduled.
          On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for ECLIPSE cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the Vermont Superior Court alleging that certain Eclipse advertising violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco has answered the complaint. Discovery is underway.
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
          RJR Tobacco has settled certain cases concerning the enforcement of the MSA and other state settlement agreements. In California v.
R. J. Reynolds Tobacco Co., a case involving the placement of advertising in magazines, the trial court, in a decision issued in 2002, found that “although youth may not have been directly targeted...RJR indirectly targeted youth thereby violating the MSA.” The parties ultimately settled the case in December, 2004, and RJR Tobacco paid approximately $11.4 million in civil penalties and $5.9 million in attorneys’ fees. Additionally, RJR Tobacco agreed to avoid advertising in magazines with more than 15% teen readership
          On October 5, 2004, RJR Tobacco and its affiliates and indemnitees, including B&W, settled certain claims alleging that B&W’s “Kool Mixx” advertising campaign violated the MSA’s prohibitions on youth targeting, placement of tobacco brand names in media and tobacco brand name merchandise. Although the companies admitted no wrongdoing in the settlement agreement, RJR Tobacco paid a total of $1.5 million, $1.46 million of which will be paid to four not-for-profit organizations for youth smoking prevention programs. In addition, RJR Tobacco agreed to certain restrictions on selected elements of marketing support for future Kool Mixx promotions.
     The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment, which relates to a specified market year, is available. An independent auditor designated under the MSA must determine that the participating manufacturers have experienced a certain market share loss to those manufacturers, referred to as NPMs, that do not participate in the MSA, and an independent firm of economic consultants must find that the disadvantages of the MSA were a significant factor contributing to such loss. For 2003, the MSA independent auditor determined that the participating manufacturers suffered a market share loss sufficient to trigger an NPM Adjustment. In March 2006, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2003 market share loss. Based on the foregoing determinations, on April 17, 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor.
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Between April 13 and May 2, 2006, 26 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.
     To date, courts in two states, Connecticut and New York, have addressed whether disputes concerning the 2003 NPM Adjustment are arbitrable. Courts in both states have held that arbitration is required under the MSA. The decision in Connecticut is currently on appeal to the Connecticut Supreme Court.
Asbestos Contribution Cases
          As of April 13, 2006, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., pending in state court in California. Motions to dismiss those claims have been stayed indefinitely.
Antitrust Cases
          A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U. S. District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the U. S. Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of April 13, 2006, all state court cases on behalf of indirect purchasers have been dismissed, except for one case pending in each of Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003. On February 8, 2005, the New Mexico Court of Appeals affirmed the trial court’s certification order. The defendants have moved for summary judgment in New Mexico.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          In a gray market trademark suit originally brought by RJR Tobacco in 1999 in the U. S. District Court for the Northern District of Illinois, Cigarettes Cheaper! asserted antitrust counterclaims, alleging that it was denied promotional resources in violation of the Robinson-Patman Act and that RJR Tobacco had violated Section 1 of the Sherman Antitrust Act. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court severed RJR Tobacco’s trademark claims (including a trademark dilution claim) from the defendants’ Robinson-Patman claims. Trial on the trademark claims began on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claims on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the U. S. Court of Appeals for the Seventh Circuit. Oral argument occurred on September 12, 2005, and RJR Tobacco is awaiting the ruling.
          On February 16, 2000, an antitrust class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the U. S. District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy federal government’s tobacco quota and price support program. On November 30, 2000, the case was moved to U. S. District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a court-approved settlement with B&W and other cigarette manufacturer defendants, but not RJR Tobacco. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was $9.8 million, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W.
          On April 22, 2004, RJR Tobacco and the plaintiffs settled, and the court approved that settlement on March 21, 2005. Under that settlement, RJR Tobacco paid $33 million into a settlement fund, which included costs and attorneys fees. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. As agreed in settlement, the obligation to purchase leaf was extended an additional year because the federal government eliminated the tobacco price quota and price support program at the end of 2005.
          Pursuant to an amended complaint filed in the U. S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the District Court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. Those plaintiffs have dropped their appeal. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. Oral argument in the U.S. Court of Appeals for the Sixth Circuit occurred on April 21, 2006. In March 2006, McLane Company, Inc., a distributor and RJR Tobacco’s largest customer, acquired one of the remaining wholesaler plaintiffs, whose claim for damages in this case is approximately $3 million.
          On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006. On February 21, 2006, the plaintiffs filed a motion to remand and a motion to deter briefing schedule on defendants’ motion to dismiss.
Other Litigation and Developments
          On January 24, 2003, RJR and RJR Tobacco each were served with a subpoena issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have responded appropriately to the subpoena and otherwise cooperated with this grand jury investigation. Although this investigation has been dormant for some time now, it remains a pending matter.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc., referred to as JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands International, Inc., referred to as Northern Brands, including those relating to a 1998 guilty plea entered in the United States District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.
•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against and purported to serve summonses on JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but has not actively pursued an appeal. A preliminary hearing was commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date. A decision is still pending.

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s statement of claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. (However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian). The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990 through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings against JTI-MC. The stay has been extended to May 31, 2006. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian);

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian).

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.
          In addition, in a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have already incurred arising out of the Southern District of New York grand jury investigation mentioned above, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the United States District Court for the Eastern District of New York, referred to as EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001 and October 30, 2002 (see below) and against JTI on January 11, 2002. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “-Other Contingencies and Guarantees” below.
          Following the dismissal of a similar complaint filed by the European Community on November 3, 2000, against RJR Tobacco, certain of its affiliates and others, on August 6, 2001, the European Community and ten of its member states filed a civil RICO action against RJR Tobacco, certain of its affiliates and others in the EDNY. This suit generally contends that RJR Tobacco and other tobacco companies may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. On February 25, 2002, the EDNY granted the defendants’ motions to dismiss these suits. The U. S. Court of Appeals for the Second Circuit affirmed the dismissals, and, on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari.
          On October 30, 2002, the European Community and ten of its member states filed another complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in the earlier complaint filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the plaintiffs sought review first by the Second Circuit and then by the Supreme Court of the dismissal of their August 2001 complaint (see above). This case remains stayed while the court and the parties work out a scheduling order.
          On December 20, 2000, October 15, 2001, and January 9, 2003, RJR Tobacco and the other defendants named in each of the European Community cases mentioned above filed applications in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR Tobacco and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint is still pending before the Court of First Instance, but the court stayed the proceedings pending resolution of the appeals from the January 15, 2003, judgment denying the admissibility of the first two applications. A hearing and oral argument on the appeals were held on January 24, 2006, and a decision by the Court of Justice is pending.
          RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the U. S. District Court for the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the U.S. Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. On December 22, 2005, the Seventh Circuit issued a briefing schedule.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On June 8, 2001, in California v. R.J. Reynolds Tobacco Co., the Attorney General of the State of California sued RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the United States Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the U.S. Supreme Court, which was granted on February 1, 2006. The parties settled the case on March 22, 2006. RJR Tobacco agreed to pay $3.1 million in civil penalties, $900,000 in attorneys’ fees and costs, and $1 million to PHI, a nonprofit organization that oversees the Public Health Trust, which manages litigation settlements and will use the amount made available from this settlement to fund tobacco control advocacy and education. RJR Tobacco accrued these amounts in selling, general and administrative expenses in the condensed consolidated statement of income (unaudited) for the three month period ended March 31, 2006 and expects to pay these amounts in the second quarter of 2006. The Supreme Court of California must approve the settlement for it to become final.
     On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear United States Patent Nos. 6,202,649 and 6,425,401. RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005, which have been fully briefed by the parties. Furthermore, the court has requested additional briefing on certain claim construction issues. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
     On September 22, 2005, RJR Tobacco filed a case in the U.S. District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of Federal and North Carolina RICO and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. The motion is pending. On February 8, 2006, the judge stayed discovery in the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Tobacco Buyout Legislation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $260 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $33 million has been paid through the first quarter of 2006, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
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
ERISA Litigation
     On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. On February 6, 2006, the court entered an order staying the ruling on the defendants’ motion to dismiss for 60 days beginning on February 8, 2006, to allow the parties to engage in limited discovery. The period of limited discovery has ended. The parties will be filing supplemental briefs regarding the motion to dismiss; plaintiff’s opening brief is due May 5, 2006; the defendant’s brief is due May 25, 2006; and the plaintiff’s reply brief is due June 9, 2006.
Environmental Matters
     RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to several superfund sites. RAI and its subsidiaries are not aware of any current environmental matters that are expected to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.
     Regulations promulgated by the U.S. Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.
Other Contingencies and Guarantees
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $22 million during the fourth quarter of 2005 and $3 million during the first quarter of 2006 for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
     As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in two individual smoking and health cases, Croft v. Akron Gasket and Ryan v. Philip Morris, U.S.A., Inc. See “-Other Litigation and Developments” above for further information on these cases.
     In connection with the sale of the international tobacco business to JTI, on May 12, 1999, pursuant to the purchase agreement, RJR and RJR Tobacco agreed to indemnify JTI against:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
As described above in “– Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.
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
Employees
     At March 31, 2006, RAI and its subsidiaries had approximately 7,200 full-time employees and approximately 200 part-time employees. Of the 7,200 full-time employees, approximately 350 were located at the former B&W facilities. The Macon facility production and maintenance employees are covered by collective bargaining agreements that extended their employment through the anticipated facility closure in mid-2006. No other employees of RAI or its subsidiaries are unionized. On April 3, 2006, the United Tobacco Alliance, a partnership between two unions, the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union and the International Association of Machinists and Aerospace Workers, petitioned the National Labor Relations Board to attempt to unionize some or all of RJR Tobacco’s manufacturing workforce. Previously, on March 3, 2005, RJR Tobacco’s production and maintenance employees employed in North Carolina voted not to be represented by the IAM by a two-to-one margin. An election among eligible RJR Tobacco employees will be held May 11 and 12, 2006.
Note 8–Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2005	$–	$8,694	$(1,638)	$(503)	$6,553
Net income	–	–	345	–	345	$345
Cumulative translation adjustment and other, net of tax	–	–	–	(1)	(1)	(1)

Total comprehensive income						$344

Dividends – $1.25 per share	–	–	(184)	–	(184)
Restricted stock amortization	–	1	–	–	1
Stock options exercised	–	2	–	–	2
Tax benefit on stock-based compensation plans	–	2	–	–	2

Balance at March 31, 2006	$–	$8,699	$(1,477)	$(504)	$6,718

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9-Stock Plans
     In the first quarter of 2006, RAI adopted SFAS No. 123(R), “Share-Based Payment,” issued by the FASB in December 2004. This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested.
     As of March 31, 2006, RAI had two stock plans, the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, and the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP.
     The EIAP currently provides for (1) grants of deferred stock units to outside directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred units on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 335,498 shares were available for grant as of March 31, 2006. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to the EIAP was less than $1 million for the three months ended March 31, 2006 and 2005.
     The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 13,772,814 shares. Of this authorization, 4,886,017 shares were available for grant as of March 31, 2006.
     In 2004, RAI granted 486,216 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting. The shares vest ratably over three years unless forfeited. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividends-in-kind paid concurrently with RAI dividends, are recognized as compensation expense. Since the date of grant, 59,533 shares were cancelled, and 154,810 have vested and were paid.
     In 2005, RAI granted 276,097 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting, March 2, 2008. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividends-in-kind paid concurrently with RAI dividends, are recognized as compensation expense. Since the date of grant, 6,309 shares were cancelled, and 1,417 have vested and were paid.
     On February 1, 2006, the Board of Directors of RAI approved the grant of certain awards, effective March 6, 2006, under the LTIP. Each award was split evenly in value between performance units and shares of restricted RAI common stock. The fair value of restricted shares at grant date was based on the per share closing price of RAI common stock on March 6, 2006, of $105.20, and 253,530 shares of restricted RAI common stock were granted. The shares of restricted RAI common stock generally will vest on March 6, 2009. Amortization based on the vesting period elapsed and dividends paid concurrently with RAI dividends are recognized as compensation expense.
     There are no other restricted stock awards outstanding as all previous awards vested concurrent with the completion of the business combination transaction on July 30, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Total compensation expense, including dividends, related to stock-based compensation and the related tax benefits recognized in the condensed consolidated statements of income (unaudited) were as follows:

	For the Three Months
	Ended March 31,
	2006	2005
2004 LTIP performance shares	$5	$6
2005 LTIP performance shares	3	1
2006 LTIP restricted stock	1	—

Total compensation expense	$9	$7

Total related tax benefits	$4	$3

     In the condensed consolidated balance sheet (unaudited) as of March 31, 2006, $12 million is included in other current liabilities and $18 million is included in other noncurrent liabilities relating to the 2004 and 2005 LTIP performance share grants. At March 31, 2006, there were $54 million of unrecognized compensation costs related to restricted stock, calculated at the March 6, 2006 ending stock price, and performance shares, calculated at the March 31, 2006 ending stock price, which are expected to be recognized over a weighted-average period of 2.3 years.
     In the EIAP and the LTIP, for various price ranges, the weighted average characteristics of stock options outstanding and exercisable at March 31, 2006, were as follows:

			Options Outstanding			Exercisable Options
				Average			Weighted
				Remaining	Weighted		Average
				Contractual	Average		Exercise
Exercise Price Range			Shares	Life (Years)	Exercise Price	Shares	Price
$ 23.32	-	$33.71	287,441	3.8	$27.17	287,441	$27.17
$ 39.87	-	$48.33	6,512	1.4	$43.02	6,512	$43.02
$ 69.79	-	$69.79	10,000	6.2	$69.79	10,000	$69.79
     RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding at March 31, 2006, 21,400 were issued under the EIAP, and under the LTIP, 256,067 were issued prior to the spin-off in 1999 and 26,486 were issued in tandem with shares of restricted stock in 1999. The changes in RAI’s stock options during the first quarter of 2006 were as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at beginning of year	408,997	$29.81
Options expired	(30,616)	33.80
Options exercised	(74,428)	31.78

Options outstanding at March 31, 2006	303,953	28.91

Exercisable at March 31, 2006	303,953	28.91

     The intrinsic value of options exercised was $5 million and $2 million for the three months ended March 31, 2006 and 2005, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at March 31, 2006 was $23 million. Cash proceeds and tax benefits related to total stock options exercised were as follows:

	Three Months Ended
	March 31,
	2006	2005
Proceeds from exercise of stock options	$2	$1
Tax benefit from exercise of stock options	2	1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10–Segment Information
     RAI has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2005. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. Beginning in 2006, RJR Tobacco also manages the BAT contract manufacturing business that was previously managed by GPI and classified as All Other. Prior period amounts have been reclassified accordingly.
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Amounts related to the March 31, 2006, consolidated assets are presented with separate consolidating elimination adjustments. Amounts presented for the December 31, 2005, consolidated assets have been reclassified accordingly.
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
     Segment Data:

	For the Three Months
	Ended March 31,
	2006	2005
Net sales:
RJR Tobacco	$1,827	$1,806
All Other	133	151

Consolidated net sales	$1,960	$1,957

Operating income:
RJR Tobacco	$405	$441
All Other	48	33
Corporate expense	(7)	(7)

Consolidated operating income	$446	$467

Reconciliation to income before income taxes:
Operating income	$446	$467
Interest and debt expense	35	24
Interest income	(36)	(17)
Other expense, net	–	4

Income from continuing operations before income taxes	$447	$456

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	March 31,	December 31,
	2006	2005
Assets:
RJR Tobacco	$12,842	$13,514
All Other	1,284	1,255
Corporate	10,717	10,700
Elimination adjustments	(10,916)	(10,950)

Consolidated assets	$13,927	$14,519

Note 11–Related Party Transactions
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2006, pricing was calculated using B&W’s forecasted 2004 manufacturing costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor Statistics. During the three-month period ended March 31, 2006, net sales to BAT affiliates were $144 million, primarily cigarettes, representing 7.3% of RAI’s total net sales.
     RJR Tobacco also had $1 million of sales of raw materials to the R. J. Reynolds-Gallaher International Sarl joint venture during the first three months of 2006.
     RJR Tobacco recorded $60 million of deferred sales revenue relating to leaf sold to BAT affiliates that has not been delivered as of March 31, 2006, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
     RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the business combination. During the three-month period ended March 31, 2006, $1 million was accrued and billed to BAT affiliates for these services recorded in selling, general and administrative expenses, net of associated costs. In addition, RJR Tobacco also recorded $1 million in deferred revenue for research and development services to be performed in the remainder of 2006.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the first three months of 2006, the aggregate purchases for leaf and cigarettes were $3 million, and royalty expenses were less than $1 million.
     In the first quarter of 2006, RJR Tobacco recorded $3 million in expenses for funds to be reimbursed to BAT. These funds indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the U.S. This amount is included in selling, general and administrative expense in the condensed consolidated statement of income (unaudited). For additional information relating to this indemnification, see note 7. At March 31, 2006, $8 million of accounts payable is included in due to related party in the condensed consolidated balance sheet (unaudited) primarily relating to the 2006 litigation reimbursement accrual and cigarette purchases.
     In the first quarter of 2006, RJR Tobacco seconded two of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees will continue to be paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RAI for certain costs of the seconded employees’ compensation and benefits during the secondment period on a quarterly basis.
Note 12–Lease Commitments
     RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years, and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $8 million and $10 million for the three months ended March 31, 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Noncancellable Operating Leases
Remainder of 2006	$22
2007	18
2008	14
2009	9
2010	7
2011	6
Thereafter	12

$88

The 2004 acquisition restructuring accrual includes $45 million related to the lease obligations of the former B&W facilities included in the table above.
Note 13–Condensed Consolidating Financial Statements
Separate financial statements and other disclosures have not been presented concerning the guarantors of RJR’s $1.45 billion secured notes and $190 million unsecured notes, because such information is materially included in the condensed consolidated financial statements (unaudited) and additional disclosures are not believed to be material to holders of such notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and GPI, which are not guarantors; and elimination adjustments. Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income (Loss)
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2006
Net sales	$–	$–	$1,738	$112	$(35)	$1,815
Net sales, related party	–	–	143	2	–	145
Cost of products sold	–	–	1,147	53	(35)	1,165
Selling, general and administrative expenses	6	1	308	27	–	342
Amortization expense	–	–	7	–	–	7

Operating income (loss)	(6)	(1)	419	34	–	446
Interest and debt expense	–	32	–	3	–	35
Interest income	–	(3)	(33)	–	–	(36)
Intercompany interest (income) expense	7	–	(10)	3	–	–
Intercompany dividend income	–	(11)	–	–	11	–
Other (income) expense, net	–	–	1	(1)	–	–

Income (loss) before income taxes	(13)	(19)	461	29	(11)	447
Provision for (benefit from) income taxes	(4)	(11)	174	8	–	167
Equity income from subsidiaries	354	359	7	–	(720)	–

Income before extraordinary item	345	351	294	21	(731)	280
Extraordinary item-gain on acquisition	–	–	65	–	–	65

Net income	$345	$351	$359	$21	$(731)	$345

For the Three Months Ended March 31, 2005
Net sales	$–	$–	$1,741	$102	$(31)	$1,812
Net sales, related party	–	–	141	4	–	145
Cost of products sold	–	–	1,089	55	(33)	1,111
Selling, general and administrative expenses	6	1	337	20	–	364
Amortization expense	–	–	15	–	–	15

Operating income (loss)	(6)	(1)	441	31	2	467
Interest and debt expense	–	24	–	–	–	24
Interest income	–	(1)	(15)	(1)	–	(17)
Intercompany interest (income) expense	5	(2)	(7)	4	–	–
Other (income) expense, net	–	5	–	(1)	–	4

Income (loss) before income taxes	(11)	(27)	463	29	2	456
Provision for (benefit from) income taxes	(2)	(10)	178	9	–	175
Equity income from subsidiaries	290	294	6	–	(590)	–

Net income	$281	$277	$291	$20	$(588)	$281

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2006
Cash flows (used in) from operating activities	$184	$136	$(144)	$22	$(508)	$(310)

Cash flows from (used in) investing activities:
Capital expenditures	–	–	(38)	(3)	–	(41)
Distribution from equity investees	–	–	–	3	–	3
Purchases of short-term investments	–	(1)	(2,264)	–	–	(2,265)
Proceeds from short-term investments	–	–	3,161	–	–	3,161
Intercompany notes receivable	–	10	9	–	(19)	–
Proceeds from sale of business	–	–	–	3	–	3
Other, net	–	–	1	–	–	1

Net cash flows from investing activities	–	9	869	3	(19)	862

Cash flows from (used in) financing activities:
Dividends paid on common stock	(184)	(125)	(372)	–	497	(184)
Dividends paid on preferred stock	(11)	–	–	–	11	–
Proceeds from exercise of stock options	2	–	–	–	–	2
Tax benefit from exercise of stock options	2	–	–	–	–	2
Intercompany notes payable	(9)	(1)	(2)	(7)	19	–

Net cash flows used in financing activities	(200)	(126)	(374)	(7)	527	(180)

Net change in cash and cash equivalents	(16)	19	351	18	–	372
Cash and cash equivalents at beginning of period	227	33	1,043	30	–	1,333

Cash and cash equivalents at end of period	$211	$52	$1,394	$48	$–	$1,705

For the Three Months Ended March 31, 2005

Cash flows from operating activities	$180	$120	$90	$20	$(280)	$130

Cash flows from (used in) investing activities:
Capital expenditures	–	–	(15)	(3)	–	(18)
Purchases of short-term investments	–	(1)	(2,641)	–	–	(2,642)
Proceeds from short-term investments	–	–	2,788	–	–	2,788
Distribution from equity investees	–	–	–	1	–	1
Intercompany notes receivable	–	11	7	1	(19)	–

Net cash flows from (used in) investing activities	–	10	139	(1)	(19)	129

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	–	–	–	–	(3)
Dividends paid on common stock	(140)	(140)	(140)	–	280	(140)
Proceeds from exercise of stock options	1	–	–	–	–	1
Intercompany notes payable	(8)	1	(3)	(9)	19	–

Net cash flows used in financing activities	(150)	(139)	(143)	(9)	299	(142)

Net change in cash and cash equivalents	30	(9)	86	10	–	117
Cash and cash equivalents at beginning of period	141	31	1,256	71	–	1,499

Cash and cash equivalents at end of period	$171	$22	$1,342	$81	$–	$1,616

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2006
Assets
Cash and cash equivalents	$211	$52	$1,394	$48	$–	$1,705
Short-term investments	–	112	364	–	–	476
Accounts and notes receivable	–	25	64	31	–	120
Accounts receivable, related party	–	–	34	2	–	36
Income tax receivable	–	69	85	–	–	154
Inventories	–	–	937	93	–	1,030
Deferred income taxes	3	1	845	17	–	866
Prepaid expenses	11	16	120	4	(19)	132
Short-term intercompany notes and interest receivable	–	90	423	9	(522)	–
Other intercompany receivables	–	–	25	85	(110)	–

Total current assets	225	365	4,291	289	(651)	4,519
Property, plant and equipment, net	–	–	991	59	–	1,050
Trademarks, net	–	–	2,005	180	–	2,185
Goodwill	–	–	5,309	363	–	5,672
Other intangibles, net	–	–	143	79	–	222
Long-term intercompany notes	–	252	359	–	(611)	–
Investment in subsidiaries	7,100	8,459	34	–	(15,593)	–
Other assets and deferred charges	21	48	182	43	(15)	279

Total assets	$7,346	$9,124	$13,314	$1,013	$(16,870)	$13,927

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$–	$–	$1,887	$22	$–	$1,909
Accounts payable and other accrued liabilities	199	63	1,154	109	(19)	1,506
Due to related party	–	–	8	–	–	8
Deferred revenue, related party	–	–	61	–	–	61
Current maturities of long-term debt	–	190	–	–	–	190
Short-term intercompany notes and interest payable	23	400	12	87	(522)	–
Other intercompany payables	6	104	–	–	(110)	–

Total current liabilities	228	757	3,122	218	(651)	3,674
Intercompany notes	359	–	4	248	(611)	–
Long-term debt (less current maturities)	–	1,545	–	–	–	1,545
Deferred income taxes	–	–	493	84	(15)	562
Long-term retirement benefits	26	15	1,129	15	–	1,185
Other noncurrent liabilities	15	91	131	6	–	243
Shareholders’ equity	6,718	6,716	8,435	442	(15,593)	6,718

Total liabilities and shareholders’ equity	$7,346	$9,124	$13,314	$1,013	$(16,870)	$13,927

December 31, 2005
Assets
Cash and cash equivalents	$227	$33	$1,043	$30	$–	$1,333
Short-term investments	–	111	1,262	–	–	1,373
Accounts and notes receivable	–	8	61	30	–	99
Accounts receivable, related party	–	–	67	–	–	67
Income tax receivable	–	74	85	–	–	159
Inventories	–	–	974	92	–	1,066
Deferred income taxes	3	2	844	16	–	865
Prepaid expenses	6	5	89	5	(7)	98
Assets held for sale	–	–	1	4	–	5
Short-term intercompany notes and interest receivable	–	88	424	9	(521)	–
Other intercompany receivables	248	–	–	78	(326)	–

Total current assets	484	321	4,850	264	(854)	5,065
Property, plant and equipment, net	–	–	995	58	–	1,053
Trademarks, net	–	–	2,008	180	–	2,188

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Goodwill	–	–	5,309	363	–	5,672
Other intangibles, net	–	–	147	79	–	226
Long-term intercompany notes	–	263	367	–	(630)	–
Investment in subsidiaries	6,860	8,472	29	–	(15,361)	–
Other assets and deferred charges	20	60	204	44	(13)	315

Total assets	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$–	$–	$2,236	$18	$–	$2,254
Accounts payable and other accrued liabilities	383	40	1,086	103	(7)	1,605
Due to related party	–	–	31	–	–	31
Deferred revenue, related party	–	–	69	–	–	69
Current maturities of long-term debt	–	190	–	–	–	190
Short-term intercompany notes and interest payable	23	401	12	85	(521)	–
Other intercompany payables	–	323	3	–	(326)	–

Total current liabilities	406	954	3,437	206	(854)	4,149
Intercompany notes	367	–	7	256	(630)	–
Long-term debt (less current maturities)	–	1,558	–	–	–	1,558
Deferred income taxes	–	5	562	84	(12)	639
Long-term retirement benefits	25	18	1,317	14	–	1,374
Other noncurrent liabilities	13	91	137	5	–	246
Shareholders’ equity	6,553	6,490	8,449	423	(15,362)	6,553

Total liabilities and shareholders’ equity	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14–Subsequent Events
     On April 24, 2006, RAI entered into a definitive agreement, referred to as the Conwood Purchase Agreement, with Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and GP Investor, L.L.C., to acquire 100% of the capital stock of a newly formed holding company owning Conwood Company, LP, Conwood Sales Co., LP, Rosswil LLC and Scott Tobacco LLC, collectively referred to as Conwood, which are engaged in the business of developing, manufacturing and marketing smokeless tobacco products. The purchase price of the acquisition is $3.5 billion to be funded with $3.2 billion in new debt and $300 million in cash. The transaction is expected to close during the second quarter of 2006, pending the completion of satisfactory environmental site assessments, regulatory approval by the Federal Trade Commission and satisfactory IRS rulings.
     In connection with the execution of the Conwood Purchase Agreement, on April 24, 2006, RAI entered in to a commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc., referred to as the Commitment Letter. Under the Commitment Letter, which expires on September 24, 2006, Lehman Brothers Commercial Bank and JPMorgan Chase Bank, N.A. have committed to provide RAI credit facilities of up to $3.5 billion, the full amount of the Conwood purchase price. The proposed financing described in the Commitment Letter is contingent on the closing of the Conwood Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2006 with the first quarter of 2005. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     RJR Tobacco’s brand portfolio strategy, which took effect at the beginning of 2005, includes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The non-support brands are managed to maximize near-term profitability. RJR Tobacco expects that, over a four to six-year time frame, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on investment brands offset declines among other brands.

Business Acquisition
     On April 24, 2006, RAI entered into the Conwood Purchase Agreement with Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and GP Investor, L.L.C., to acquire 100% of the capital stock of a newly formed holding company owning Conwood Company, LP, Conwood Sales Co., LP, Rosswil LLC and Scott Tobacco LLC, collectively referred to as Conwood, which are engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood is the second-largest U.S. smokeless tobacco company with brands in every category of the smokeless tobacco market, including KODIAK and GRIZZLY moist snuff brands. The purchase price of the acquisition is $3.5 billion to be funded with $3.2 billion in new debt and $300 million in cash. The transaction is expected to close during the second quarter of 2006, pending the completion of satisfactory environmental site assessments, regulatory approval by the Federal Trade Commission and satisfactory IRS rulings.
     In connection with the execution of the Conwood Purchase Agreement, on April 24, 2006, RAI entered in to a commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. Under the Commitment Letter, which expires on September 24, 2006, Lehman Brothers Commercial Bank and JPMorgan Chase Bank, N.A. have committed to provide RAI credit facilities of up to $3.5 billion, the full amount of the Conwood purchase price. The proposed financing described in the Commitment Letter is contingent on the closing of the Conwood Purchase Agreement.
     As a part of this transaction, RAI intends to combine the operations of Lane with Conwood by the end of 2007 in order to consolidate and strengthen the companies’ portfolio of other tobacco products. RAI believes this acquisition will enhance shareholder value and be accretive to earnings in both the short and long term.
     For further discussion of the Conwood acquisition, see RAI’s Current Report on Form 8-K dated April 24, 2006.
Critical Accounting Policies
     GAAP requires estimates and assumptions to be made that affect the reported amounts in RAI’s condensed consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RAI and its subsidiaries. For information related to these and other significant accounting policies, see note 1 to condensed consolidated financial statements (unaudited).
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
     RJR Tobacco believes, however, that it has numerous bases for successful appeals in its pending cases, and both RJR Tobacco and RAI believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. During the first quarter of 2006, RJR Tobacco accrued $5 million relating to a settlement agreement in principle reached in a California case involving distribution of free cigarettes. This amount is included in other current liabilities in the March 31, 2006 condensed consolidated balance sheet (unaudited) and in selling, general and administrative expenses in the condensed consolidated statement of income (unaudited) for the three-month period ended March 31, 2006 and is expected to be paid in the second quarter of 2006. See “–Other litigation and developments” in note 7 in RAI’s condensed consolidated financial statements (unaudited) for additional information. However, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. Accordingly, no other liability for smoking and health tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited) as of March 31, 2006. As discussed in more detail in note 7 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Settlement Agreements
     As discussed in note 7 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “–Governmental Health-Care Cost Recovery Cases–MSA and Other State Settlement Agreements” and “–MSA–Enforcement and Validity” in note 7 to condensed consolidated financial statements (unaudited).
Income taxes
     Tax law requires certain items to be included in taxable income at different times than is required for book reporting purposes under SFAS No. 109, “Accounting for Income Taxes.” These differences may be permanent or temporary in nature.
     To the extent a book and tax difference is permanent in nature, that is, the financial treatment differs permanently from the tax treatment under SFAS No. 109, the tax effect of this item is reflected in RAI’s effective income tax rate.
     RAI determines its annual effective income tax rate based on forecasted pre-tax book income and forecasted permanent book and tax differences. The rate is established at the beginning of the year and is evaluated on a quarterly basis. Any changes to the forecasted information or any resolution of an audit with taxing authorities may cause the effective rate to be adjusted. Any required adjustments are made on a prospective basis for the remaining quarters in the year.
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

     In the first quarter of 2006, RAI recorded an adjustment of $65 million to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.
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
Results of Operations

	Three Months Ended
	March 31,
	2006	2005	% Change
Net sales[1]	$1,960	$1,957	NM3
Cost of products sold[1,2]	1,165	1,111	4.9%
Selling, general and administrative expenses	342	364	(6.0)%
Amortization expense	7	15	(53.3)%

Operating income	$446	$467	(4.5)%

[1]	Excludes excise taxes of $500 million and $508 million for the three months ended March 31, 2006 and 2005, respectively.

[2]	See Cost of products sold below for further information related to settlement and federal tobacco buyout expense.

[3]	Percent change is not meaningful.
     Net sales for the first quarter of 2006 increased $3 million from the comparable prior-year quarter, primarily due to higher pricing net of higher discounting, offset by decreased volume of $45 million. RAI’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     Domestic shipment volume, in billions of units for RAI’s operating subsidiaries and the industry, were as follows1:

	Three Months Ended
	March 31,
			%
	2006	2005	Change
RJR Tobacco investment brands:
CAMEL excluding Regular	5.4	4.9	10.1%
KOOL	2.8	2.7	4.0%

	8.2	7.6	7.9%

RJR Tobacco selective support brands:
DORAL	3.9	4.1	(3.9)%
WINSTON	3.1	3.4	(7.2)%
SALEM	1.7	1.8	(5.8)%
PALL MALL Savings	1.5	1.3	8.1%

	10.2	10.6	(3.7)%

RJR Tobacco non-support brands	6.2	6.8	(8.7)%

RJR Tobacco total domestic	24.6	25.0	(1.6)%

	Three Months Ended
	March 31,
			%
	2006	2005	Change
RJR Tobacco total full-price	15.0	15.0	0.2%
RJR Tobacco total savings	9.6	10.0	(4.2)%

RJR Tobacco total domestic	24.6	25.0	(1.6)%
Other	0.6	0.6	7.0%

RAI total domestic	25.2	25.5	(1.4)%

Industry[2]:
Full-price	63.6	62.7	1.5%
Savings	24.9	25.2	(1.5)%

Industry total domestic	88.5	87.9	0.6%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect MSAi’s revised methodology adopted to better estimate industry volume.
     RJR Tobacco’s total domestic shipment volume decreased 1.6% in the first quarter of 2006 from the first quarter of 2005. This decrease reflects declines in consumption, or retail sales to consumers, offset in part by comparatively lower volumes in the first quarter of 2005 resulting from retail inventory build in late 2004. The full-year 2006 volume decline is expected to be approximately five percent for RJR Tobacco.
     Shipments in the full-priced tier increased to 61.0% of RJR Tobacco’s total domestic shipments during the first quarter of 2006 as compared with 59.9% in the prior-year quarter. This increase was slightly larger than the industry’s full-price shipments increase to 71.9% from 71.3% in the three months ended March 31, 2006 and 2005, respectively.
     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	Three Months Ended[2,3]
	March 31,	December 31,	Share Point	March 31,	Share Point
	2006	2005	Change	2005	Change
RJR Tobacco investment brands:
CAMEL excluding Regular	7.20%	7.14%	0.06	6.64%	0.56
KOOL	3.09%	3.12%	(0.03)	2.87%	0.21

Total investment brands	10.29%	10.26%	0.03	9.51%	0.78

RJR Tobacco selective support brands:
DORAL	4.42%	4.52%	(0.10)	4.82%	(0.40)
WINSTON	3.86%	3.91%	(0.05)	4.14%	(0.28)
SALEM	2.10%	2.15%	(0.05)	2.35%	(0.26)
PALL MALL Savings	1.66%	1.68%	(0.02)	1.53%	0.13
ECLIPSE	0.01%	0.01%	–	0.01%	–

Total selective support brands	12.05%	12.27%	(0.22)	12.86%	(0.81)

RJR Tobacco non-support brands	7.61%	7.95%	(0.34)	8.25%	(0.64)

RJR Tobacco total domestic	29.95%	30.48%	(0.53)	30.62%	(0.67)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	These amounts, including the restatement of prior periods, reflect IRI’s revised methodology adopted to better reflect industry dynamics.

[3]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles increased slightly from the prior quarter and grew 0.56 share points from the comparable prior-year quarter. In the first quarter of 2006, CAMEL introduced new CAMEL

Wides packaging and initiated efforts to enhance the performance of the brand’s menthol styles, including new packaging. In the second quarter of 2006, CAMEL is introducing CAMEL SNUS, a smokeless, spitless tobacco product, in test markets. KOOL continues to maintain its appeal among adult menthol smokers and increased its share in the first quarter of 2006 over the prior-year quarter. At the end of the second quarter of 2005, RJR Tobacco introduced KOOL’s “Be True” advertising campaign to support KOOL’s future growth potential.
     The combined share of market of RJR Tobacco’s investment brands during the first quarter of 2006 showed improvement over the comparative prior-year quarters. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands.
     RJR Tobacco’s full-price share position of 18.67% of the market in the first quarter of 2006 decreased 0.11 share points from the fourth quarter of 2005 and increased 0.09 share points from the first quarter of 2005. RJR Tobacco’s savings share position of 11.28% of the market in the first quarter of 2006 declined 0.43 share points from the fourth quarter of 2005 and 0.77 share points compared with the first quarter 2005.
     Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share for the first three months of 2006 compared with the comparable 2005 period.
     Cost of products sold increased $54 million in the first quarter of 2006 from the first quarter of 2005, primarily due to increased MSA settlement and federal tobacco buyout expenses, as detailed in the schedule below.
     Cost of products sold includes the following components for the MSA and other state settlements and federal tobacco buyout expenses:

	For The Three Months Ended
	March 31,
	2006	2005
Settlement	$622	$617
Phase II growers’ liability offset	–	(65)

Total settlement expense	$622	$552

Federal tobacco quota buyout	$66	$64
Federal quota tobacco stock liquidation assessment	(9)	3

Total quota buyout expense	$57	$67

     MSA and other state settlement expenses are expected to be approximately $2.6 billion in 2006, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million in 2006. For additional information, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
     Selling, general and administrative expenses decreased $22 million from the prior-year quarter, primarily due to a $15 million decrease in integration costs and a $9 million decrease in legal expenses.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended March 31, 2006 and 2005, RJR Tobacco’s product liability defense costs were $27 million and $36 million, respectively. The decrease in product liability defense costs for the first three months of 2006 compared with the prior-year period was primarily related to the Department of Justice case in trial during the first quarter of 2005.
     “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “Litigation Affecting the Cigarette Industry–Overview” in note 7 to condensed consolidated financial statements (unaudited):
•	Individual Smoking and Health;

•	Flight Attendant – ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research–U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry–Overview” in note 7 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry–Scheduled Trials” in note 7 for detailed information regarding the number and nature of cases in trial and scheduled for trial during the remainder of 2006 and the first quarter of 2007.
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
     Amortization expense was $7 million for the first quarter of 2006, a decrease of $8 million from the comparable prior-year period, primarily due to certain acquired consumer-related intangibles being fully amortized prior to 2006.
     Restructuring and asset impairment charge required no adjustments in the three-month periods ended on March 31, 2006 and 2005.

2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	–	1	201
Incurred in 2004	–	–	1	1
Utilized in 2004	(91)	–	(2)	(93)
Adjusted in 2004	(34)	–	–	(34)

Balance, December 31, 2004	75	–	–	75
Utilized in 2005	(58)	–	–	(58)

Balance, December 31, 2005	17	–	–	17
Utilized in 2006	(6)	–	–	(6)

Balance, March 31, 2006	$11	$–	$–	$11

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
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of March 31, 2006, $214 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of March 31, 2006, $9 million is included in other current liabilities and $2 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan. Cost savings related to the 2003 restructuring charges were $64 million during the first three months of 2006, and are expected to be $258 million for the full year 2006 and on an annualized basis thereafter.

     The components of the 2002 restructuring and asset impairment charges recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	–	5	63
Utilized in 2003	(27)	–	–	(27)
Adjusted in 2003	(2)	–	(3)	(5)

Balance, December 31, 2003	29	–	2	31
Incurred in 2004	–	40	–	40
Utilized in 2004	(23)	(40)	–	(63)
Adjusted in 2004	(2)	–	–	(2)

Balance, December 31, 2004	4	–	2	6
Incurred in 2005	–	3	–	3
Utilized in 2005	(3)	(3)	–	(6)
Adjusted in 2005	–	–	(1)	(1)

Balance, December 31, 2005	1	–	1	2

Balance, March 31, 2006	$1	$–	$1	$2

     In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
     During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices, and during 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to the elimination of approximately 500 full-time positions in operations support and corporate functions, which were substantially completed as of December 31, 2004. During 2005, $1 million of the charge was reversed relating to the sale of the packaging operations.
     Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale.
     The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. Based on the results of negotiations, a revaluation of the fair value of RJR Tobacco’s packaging operations resulted in additional impairment of $40 million in the fourth quarter of 2004. During 2005, the remaining assets relating to the additional non-tobacco business were revalued and resulted in additional impairment of $3 million.
     Assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets are classified in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005, the carrying amounts of the major classes of assets in the disposal group included $5 million primarily for equipment and facilities related to the Lane pipe manufacturing business, which was sold in the first quarter of 2006, and was unrelated to the 2002 restructuring. In 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million. In connection with this sale transaction, during 2005, RJR Tobacco recorded a net loss on sale of assets of $24 million.
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of March 31, 2006, $53 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of March 31, 2006, $2 million is included in other current liabilities. Cost savings related to the 2002 restructuring charges were $15 million during the first three months of 2006, and are expected to be $60 million for the full year 2006 and on an annualized basis thereafter.

     Interest and debt expense was $35 million during the three-month period ended March 31, 2006, an increase of $11 million from the comparable prior-year period. The increase from the prior-year period is primarily due to higher debt balances, resulting from the June 2005 private debt offering, in addition to higher interest rates impacting interest rate swaps.
     Interest income increased $19 million from the comparable prior-year period primarily due to higher interest rates and, to a lesser extent, higher average cash balances.
     Provision for income taxes was $167 million, or an effective rate of 37.3%, in the first quarter of 2006 compared with $175 million, or an effective rate of 38.5%, in the first quarter of 2005. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004. The 1.2% decrease in the effective rate is primarily due to a decrease in the average state income tax rate.
     Extraordinary items included a gain of $65 million for the first quarter of 2006 related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.
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
     The April 24, 2006, Conwood Purchase Agreement represents a material change in RAI’s contractual obligations and the $3.5 billion purchase price for such acquisition is expected to be paid in the second quarter of 2006. This acquisition will be funded by $3.2 billion in new debt and $300 million in cash. For more information relating to the Conwood Purchase Agreement, see “–Business Acquisition” above.
Cash Flows
     Net cash flows used in operating activities were $310 million in the first three months of 2006, compared with net cash flows from operating activities of $130 million in the first three months of 2005. This change is primarily due to higher pension funding and higher taxes paid in 2006.
     Net cash flows from investing activities were $862 million in the first three months of 2006, compared with $129 million in the prior-year period. This change is primarily due to higher net proceeds from short-term investments of $750 million.
     Net cash flows used in financing activities were $180 million in the first three months of 2006, compared with $142 million in the prior-year period. This change is primarily due to higher dividends paid per share of common stock.
Stock Repurchases
     RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under this plan are cancelled at the time of repurchase. There were no share repurchases during the first three months of 2006.

Dividends
     On February 1, 2006, RAI’s board of directors declared a quarterly cash dividend of $1.25 per common share. The dividend was payable on April 3, 2006, to shareholders of record as of March 10, 2006. On an annualized basis, the dividend rate is $5.00 per common share. RAI’s dividend policy states dividends are to be paid to the shareholders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries’ cash capital expenditures were $41 million for the first three months of 2006, of which $5 million related to the fourth quarter of 2005, compared with $18 million for the first three months of 2005. The increase in 2006 is primarily due to increased expenditures relating to the implementation of an SAP enterprise business system and the purchase of a previously leased aircraft. RAI’s operating subsidiaries plan to spend an additional $125 million to $135 million for capital expenditures during the remainder of 2006, funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2006.
Debt
     RJR’s revolving credit facility with a syndicate of banks has a committed amount of $486 million through January 2007. RJR can use the full credit facility to obtain loans or letters of credit, at its option.
     Under the terms of the credit facility, RJR is not required to maintain compensating balances; however, RJR pays facility fees of 1.5% per annum of the credit facility committed amount. Borrowings under the credit facility bear interest at rates based upon the prime rate, the federal funds rate or LIBOR plus, in each case, an applicable interest margin based upon the credit rating assigned to RJR’s long-term guaranteed, secured debt. The credit facility has restrictive covenants that limit RAI’s ability to pay dividends and repurchase stock, and limits RAI and its subsidiaries’ ability to incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, RAI’s cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. RJR’s credit facility is secured by substantially all of RJR’s assets, including RJR’s stock in RJR Tobacco. Also, certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI, have guaranteed RJR’s obligations under the credit facility and have pledged substantially all of their assets to secure such guarantees. As described below, the collateral securing RJR’s credit facility, and the related guarantees, will be released automatically in certain circumstances. At March 31, 2006, RJR had $25 million in letters of credit outstanding under the credit facility. No borrowings were outstanding, and the remaining $461 million of the credit facility was available for borrowing.
     In June 2005, RJR completed a private offering of $300 million of 6.5% secured notes due July 15, 2010, and $200 million of 7.3% secured notes due July 15, 2015. On December 7, 2005, RJR filed a registration statement with the SEC which became effective January 10, 2006, in order to issue registered notes in exchange for the $500 million privately placed notes issued in June 2005. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the privately placed notes do not apply to the exchange notes. At the expiration of the exchange offer on February 14, 2006, 100% of the privately placed 6.5% secured notes due 2010, and 100% of the privately placed 7.3% secured notes due 2015, had been validly tendered for exchange and were accepted by RJR.
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
     On March 14, 2006, RJR filed with the SEC a shelf registration statement, immediately effective upon filing, for an indeterminate amount of debt securities. Pursuant to this shelf registration statement, RJR may issue debt securities guaranteed by its parent, RAI, and certain of RJR’s subsidiaries, including RJR Tobacco. As of the date of this filing, no debt securities have been issued thereunder.
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
     As of March 31, 2006, RJR had: $1.45 billion of guaranteed, secured notes outstanding, with fixed annual interest rates of 6.5% to 7.875%, due in 2007 through 2015; $190 million of guaranteed, unsecured notes outstanding, at a fixed annual interest rate of 7.75% due in 2006; and $89 million of notes outstanding which were neither secured nor guaranteed, at fixed annual interest rates of 8.5% to 9.25%, due in 2007 through 2013. At its option, RJR may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2006.
     In connection with its execution of the Conwood Purchase Agreement, RAI obtained commitments from certain lenders for credit facilities of up to $3.5 billion. For more information relating to the Conwood Purchase Agreement, see “–Business Acquisition” above.
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
     Even though RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, when viewed on an individual basis, is not probable and the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco or its affiliates, including RAI, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 7 to condensed consolidated financial statements (unaudited), the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” in note 7 to condensed consolidated financial statements (unaudited). The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
     The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment, which relates to a specified market year, is available. An independent auditor designated under the MSA must determine that the participating manufacturers have experienced a certain market share loss to those manufacturers, referred to as NPMs, that do not participate in the MSA, and an independent firm of economic consultants must find that the disadvantages of the MSA were a significant factor contributing to such loss. For 2003, the MSA independent auditor determined that the participating manufacturers suffered a market share loss sufficient to trigger an NPM Adjustment. In March 2006, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2003 market share loss. Based on the foregoing determinations, on April 17, 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor.
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Between April 13 and May 2, 2006, 26 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.
     To date, courts in two states, Connecticut and New York, have addressed whether disputes concerning the 2003 NPM Adjustment are arbitrable. Courts in both states have held that arbitration is required under the MSA. The decision in Connecticut is currently on appeal to the Connecticut Supreme Court.
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
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.46 per pack in Rhode Island. In 2005, seven state legislatures increased their cigarette excise tax per pack. As a result of these increases, on January 1, 2006, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.782. Several states have pending legislation proposing excise tax increases. Additionally, possibly as many as five states, including California with a $2.60 increase per pack measure, may have proposals to increase the cigarette excise tax on the ballot during November elections later this year. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     In addition, Minnesota enacted a “health impact fee,” effective August 1, 2005, that among other things imposes a $0.75 per pack fee on cigarettes, which is in addition to its current cigarette excise tax of $0.48 per pack. The legislation imposing the health impact fee expressly states that its purpose is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and certain other tobacco manufacturers and distributors filed a motion in Minnesota state court to enforce provisions of the Minnesota settlement agreement, which in the view of RJR Tobacco and the other moving parties released any right the state might have to claim additional compensation for such costs, beyond that provided by the ongoing payments made to the state annually pursuant to the terms of the settlement agreement. A hearing on this motion was held on September 29, 2005. On December 20, 2005, the court ruled that the health impact fee violates the terms of the settlement and is unconstitutional. On December 28, 2005, the state noticed an appeal of the court’s ruling and separately sought accelerated review of the trial court’s order by the Minnesota Supreme Court. On January 18, 2006, the parties entered an agreed stipulation that permitted the state to continue to collect the health impact fee during the pendency of all relevant appeals. On January 19, 2006 the Minnesota Supreme Court agreed to hear the matter on an expedited basis. The Minnesota Supreme Court heard oral argument on the matter on April 11, 2006.
     Separately, a class action complaint was filed on January 23, 2006 in the Fourth Judicial District of Minnesota State Court on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class action complaint names RJR Tobacco and various other entities as defendants, and asserts an unjust enrichment claim, seeks the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requests that these monies “be distributed by the best means practicable to the Class members.” This case has been transferred to the court presiding over RJR Tobacco’s motion to enforce provisions of the Minnesota settlement agreement, described in the previous paragraph.

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
     On December 31, 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. In 2005 California and Vermont, and in 2006 Illinois, each enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement will take effect in Vermont on May 1, 2006, in California on January 1, 2007, and in Illinois on January 1, 2008. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
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
     Additionally, 44 states have enacted legislation that closes a loophole in the MSA. The loophole allows NPMs that concentrate their sales in a single state, or a limited number of states, to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA (i.e., the state’s “allocable share”). NAAG has endorsed adoption of the allocable share legislation needed to eliminate this loophole. Following a challenge by NPMs, the U.S. District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.
     Finally, four states, Alaska, Michigan, Minnesota and Utah, have enacted “equity assessments” on NPMs’ products. This legislative initiative has not been endorsed by NAAG, and one NPM has filed a challenge to the equity assessment in Michigan.
     Thirty-five states by statute or court rule have limited, and several additional states are considering limiting, the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six other jurisdictions, the filing of a notice of appeal automatically stays the judgment of the trial court.
     On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. From

February 6-17, 2006, the first session of the Conference of the Parties, referred to as the COP, occurred in Geneva, Switzerland. The COP, among other actions taken, established a permanent secretariat, adopted a budget, and created working groups to begin to develop protocols on cross-border advertising and illegal trade and guidelines on establishing smoke-free places and regulating tobacco products. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, it is not known whether the treaty will be sent to the U.S. Senate for ratification. Ratification of the treaty by the United States could lead to broader regulation of the industry.
     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.
Tobacco Buyout Legislation
     On October 22, 2004, the President signed FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $260 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. Of these amounts, approximately $33 million has been paid through the first quarter of 2006, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made.
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

Other Contingencies and Guarantees
          For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “–Other Contingencies and Guarantees” in note 7 to condensed consolidated financial statements (unaudited).
Cautionary Information Regarding Forward-Looking Statements
          Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of the tobacco industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors and the growth of deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to realize the benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RAI’s and RJR’s securities;

•	any restrictive covenants imposed under RAI’s and RJR’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect the manufacturing facilities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses;

•	any adverse effects arising out of the implementation of an SAP enterprise business system in the third quarter of 2006;

•	the potential existence of significant deficiencies or material weaknesses in internal controls over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002; and

•	the failure to consummate the announced acquisition of Conwood, or to realize the anticipated benefits and synergies arising from such acquisition, if consummated.
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
          The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at March 31, 2006.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under this plan are cancelled at the time of repurchase. There were no share repurchases during the first three months of 2006.
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

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
2.1	Purchase Agreement dated April 24, 2006 by and among (i) Reynolds American Inc., (ii) Reynolds American Inc.’s direct, wholly owned acquisition subsidiary, Pinch Acquisition Corporation, (iii) Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and (iv) GP Investor, L.L.C. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated April 24, 2006).

10.1	Commitment Letter dated April 24, 2006 by and among Lehman Brothers Commercial Bank, Lehman Brothers Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 24, 2006).

10.2	Performance Unit Agreement, dated February 9, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 9, 2006).

10.3	Performance Unit Agreement, dated March 6, 2006, between Reynolds American Inc. and the grantee named therein.

10.4	Restricted Stock Agreement, dated March 6, 2006, between Reynolds American Inc. and the grantee named therein.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

/s/ Dianne M. Neal

Dianne M. Neal
Executive Vice President and Chief Financial Officer
(principal financial officer)
Date: May 5, 2006