Form 10-Q
period 2006-06-30
REYNOLDS AMERICAN INC
filed 2006-08-04
CIK 1275283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 147,772,798 shares of common stock, par value $.0001 per share, as of July 25, 2006

PART I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales[1]	$2,170	$1,991	$3,985	$3,803
Net sales, related party	121	112	266	257

Net sales	2,291	2,103	4,251	4,060
Costs and expenses:
Cost of products sold[1,2]	1,276	1,241	2,441	2,352
Selling, general and administrative expenses	392	412	734	776
Amortization expense	7	9	14	24
Loss on sale of assets	—	25	—	25
Restructuring and asset impairment charges	—	(1)	—	(1)

Operating income	616	417	1,062	884
Interest and debt expense	52	26	87	50
Interest income	(23)	(13)	(59)	(30)
Other (income) expense, net	(3)	3	(3)	7

Income from continuing operations before income taxes and extraordinary item	590	401	1,037	857
Provision for income taxes	223	150	390	325

Income before extraordinary item	367	251	647	532
Extraordinary item — gain on acquisition	9	—	74	—

Net income	$376	$251	$721	$532

Basic income per share:
Income from continuing operations	$2.49	$1.70	$4.39	$3.61
Extraordinary item	0.06	—	0.50	—

Net income	$2.55	$1.70	$4.89	$3.61

Diluted income per share:
Income from continuing operations	$2.49	$1.70	$4.38	$3.60
Extraordinary item	0.06	—	0.50	—

Net income	$2.55	$1.70	$4.88	$3.60

Dividends declared per share	$1.25	$0.95	$2.50	$1.90

[1]	Excludes excise taxes of $569 million and $559 million for the three months ended June 30, 2006 and 2005, respectively, and $1,069 million and $1,067 million for the six months ended June 30, 2006 and 2005, respectively.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$721	$532
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	87	102
Restructuring and asset impairment charges, net of cash payments	(11)	(41)
Acquisition restructuring charges, net of cash payments	(65)	(43)
Deferred income tax expense	34	36
Extraordinary item	(74)	—
Other changes, that provided (used) cash:
Accounts and notes receivable	142	(25)
Inventories	89	124
Related party, net	(4)	34
Accounts payable and accrued liabilities including income taxes and other working capital	100	233
Tobacco settlement and related expenses	(758)	(921)
Pension and postretirement	(177)	(123)
Other, net	19	52

Net cash flows from (used in) operating activities	103	(40)

Cash flows from (used in) investing activities:
Purchases of short-term investments	(2,966)	(4,947)
Proceeds from sales of short-term investments	3,621	4,726
Capital expenditures	(73)	(45)
Distribution from equity investees	8	4
Business acquisition	(3,517)	—
Proceeds from sale of business	3	35
Other, net	3	3

Net cash flows used in investing activities	(2,921)	(224)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(368)	(280)
Proceeds from exercise of stock options	3	1
Tax benefit from exercise of stock options	2	—
Repayments of long-term debt	(190)	—
Issuance of long-term debt	1,641	498
Principal borrowings under term loan credit facility	1,550	—
Deferred debt issuance costs	(48)	(7)
Repurchase of common stock	—	(3)

Net cash flows from financing activities	2,590	209

Net change in cash and cash equivalents	(228)	(55)
Cash and cash equivalents at beginning of period	1,333	1,499

Cash and cash equivalents at end of period	$1,105	$1,444

Income taxes paid, net of refunds	$67	$82
Interest paid	$64	$45
Tobacco settlement and related expense payments	$2,086	$2,129
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,105	$1,333
Short-term investments	717	1,373
Accounts and notes receivable, net of allowance (2006 – $5; 2005 – $7)	112	99
Accounts receivable, related party	33	67
Income tax receivable	12	159
Inventories	1,119	1,066
Deferred income taxes	864	865
Prepaid expenses	119	98
Assets held for sale	2	5

Total current assets	4,083	5,065
Property, plant and equipment, net of accumulated depreciation (2006 – $1,519; 2005 – $1,426)	1,065	1,053
Trademarks, net of accumulated amortization (2006 – $510; 2005 – $504)	2,182	2,188
Goodwill	9,059	5,672
Other intangibles, net of accumulated amortization (2006 - $50; 2005 - $42)	222	226
Other assets and deferred charges	323	315

	$16,934	$14,519

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22	$43
Tobacco settlement and related accruals	1,499	2,254
Due to related party	10	31
Deferred revenue, related party	49	69
Current maturities of long-term debt	314	190
Other current liabilities	1,655	1,562

Total current liabilities	3,549	4,149
Long-term debt (less current maturities)	4,413	1,558
Deferred income taxes	580	639
Long-term retirement benefits (less current portion)	1,236	1,374
Other noncurrent liabilities	244	246
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2006 – 147,771,027; 2005 – 147,432,945)	—	—
Paid-in capital	8,702	8,694
Accumulated deficit	(1,286)	(1,638)
Accumulated other comprehensive loss — (cumulative minimum pension liability: 2006-$502, net of tax; 2005–$502, net of tax)	(504)	(503)

Total shareholders’ equity	6,912	6,553

	$16,934	$14,519

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1-Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI. In addition, RAI’s operating subsidiaries include the companies acquired on May 31, 2006, by RAI’s newly formed subsidiary, Conwood Holdings, Inc., described below under “Conwood Acquisition.”
     RAI was created to facilitate the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R. J. Reynolds Tobacco Holdings, Inc., referred to as RJR. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock, and previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, resulting in their ownership of approximately 58% of RAI’s common stock outstanding. Also, as part of the combination transactions, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which then owned all of the capital stock of Lane, and RJR became a wholly owned subsidiary of RAI. These July 30, 2004, transactions generally are referred to as the B&W business combination. In the second quarter of 2006, CMSI was merged with and into Lane, and Lane became a direct, wholly owned subsidiary of RAI.
     References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation. References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation prior to the B&W business combination.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     RAI recorded adjustments of $9 million and $74 million in the three- and six-month periods ended June 30, 2006, respectively, to the extraordinary gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including these adjustments, the net after-tax extraordinary gain on the acquisition of NGH was $1.8 billion.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Conwood Acquisition
     On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed a $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC, and Conwood-2 LLC. The acquired companies are collectively referred to as Conwood. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. See notes 5 and 6 for additional information relating to borrowing arrangements and long-term debt. RAI believes the Conwood acquisition will enhance shareholder value and be accretive to operating earnings.
     The condensed consolidated financial statements (unaudited) of RAI include the results of the Conwood operations subsequent to May 31, 2006. On a preliminary basis, the $3.5 billion cost of the acquisition, excluding direct acquisition costs, has been allocated to certain assets acquired and liabilities assumed based on their historical book values as of the acquisition date, which are included in the balance sheet as of June 30, 2006. Due to the limited amount of information concerning Conwood’s operations that was available prior to the completion of the acquisition, the fair value of assets acquired and liabilities assumed, including trademarks and other intangibles, has not yet been determined. Accordingly, the excess of the amount paid over net assets acquired has been allocated to goodwill in the condensed consolidated balance sheet (unaudited) as of June 30, 2006. The condensed consolidated statement of cash flows (unaudited) for the six months ended June 30, 2006, appropriately adjusts for the amounts of assets acquired and liabilities assumed in the determination of changes in cash flows from operations during the period.
     The following unaudited pro forma results of operations of RAI for the three- and six-month periods ended June 30, 2006 and 2005, assume that the Conwood acquisition occurred at the beginning of each year presented. The pro forma amounts include certain adjustments, including interest expense and taxes. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma results will require further adjustment pending allocation of the purchase price resulting from the determination of fair value of assets acquired and liabilities assumed.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales	$2,374	$2,218	$4,453	$4,279
Net income before extraordinary item	370	253	653	529
Net income	379	253	727	529

Earnings per share:
Basic:
Net income before extraordinary item	$2.51	$1.72	$4.43	$3.59
Net income	$2.57	$1.72	$4.93	$3.59
Diluted:
Net income before extraordinary item	$2.51	$1.71	$4.42	$3.59
Net income	$2.57	$1.71	$4.92	$3.59
     The allocation of purchase price to the fair value of trademarks and other intangibles acquired with the Conwood acquisition, as well as final adjustments, pending appraisals, to the fair value of the remaining net assets acquired and liabilities assumed, net of related tax adjustments, are expected to significantly reduce goodwill in the second half of 2006. Any goodwill resulting from the allocation of excess purchase price will be non-deductible for tax purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Goodwill and Unallocated Purchase Price
     The changes in the carrying amount of goodwill during the six months ended June 30, 2006, were as follows:

	RJR
	Tobacco	Santa Fe	Lane	Conwood	Consolidated
Balance as of January 1, 2006	$5,309	$224	$139	$—	$5,672
Adjustment to 2004 acquisition restructuring reserve, net of tax	(4)	—	—	—	(4)
Preliminary excess purchase price of Conwood acquisition	—	—	—	3,391	3,391

Balance as of June 30, 2006	$5,305	$224	$139	$3,391	$9,059

Other Intangible Assets
     The changes in the carrying amount of trademarks during the six months ended June 30, 2006, were as follows:

	RJR Tobacco		Santa Fe	Lane
	Indefinite Life	Finite Life	Indefinite Life	Indefinite Life	Consolidated

Balance as of January 1, 2006	$1,947	$61	$155	$25	$2,188
Amortization expense	—	(6)	—	—	(6)

Balance as of June 30, 2006	$1,947	$55	$155	$25	$2,182

     The changes in the carrying amount of other intangibles during the six months ended June 30, 2006, were as follows:

	RJR Tobacco		Lane	GPI
	Indefinite Life	Finite Life	Indefinite Life	Indefinite Life	Consolidated
Balance as of January 1, 2006	$16	$131	$35	$44	$226
Intangibles acquired	4	—	—	—	4
Amortization expense	—	(8)	—	—	(8)

Balance as of June 30, 2006	$20	$123	$35	$44	$222

     In December 2005, GPI acquired from Japan Tobacco Inc., referred to as JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands for $45 million. The acquisition was accounted for as a purchase, and the purchase price allocation has been finalized on the basis of the estimated fair market value of the inventory and intangible assets acquired, determined with the assistance of an independent appraisal firm. The related rights were previously sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business.
     Indefinite-lived other intangibles include acquired distribution agreements of RJR Tobacco and Lane and acquired rights of GPI. Details of finite-lived intangible assets as of June 30, 2006, were as follows:

		Accumulated
	Gross	Amortization	Net
Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	30	121
Technology-based	3	1	2

Total other intangibles	173	50	123
Trademarks	84	29	55

	$257	$79	$178

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of June 30, 2006, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years was as follows:

Year	Amount
Remainder of 2006	$14
2007	25
2008	24
2009	22
2010	20
2011	19
Thereafter	54

$178

Master Settlement Agreement and Federal Tobacco Buyout Expenses
     Cost of products sold includes the following components for the Master Settlement Agreement and other state settlement agreements, referred to as the MSA, and federal tobacco buyout expenses:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Settlement	$705	$680	$1,327	$1,297
Phase II growers’ liability offset	—	(14)	—	(79)

Total settlement expense	$705	$666	$1,327	$1,218

Federal tobacco quota buyout	$69	$71	$135	$135
Federal quota tobacco stock liquidation assessment	—	4	(9)	7

Total quota buyout expense	$69	$75	$126	$142

     For additional information, see “-Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” and “–Tobacco Buyout Legislation” in note 8.
Stock-Based Compensation
     In the first quarter of 2006, RAI adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” issued by the Financial Accounting Standards Board in December 2004. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. See note 10 for additional disclosures related to stock-based compensation as required by SFAS No. 123(R).
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Components of net benefit cost

	For The Three Months Ended				For The Six Months Ended
	June 30,				June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$11	$12	$2	$1	$20	$26	$3	$3
Interest cost	78	76	22	22	154	153	44	42
Expected return on plan assets	(93)	(82)	(7)	(6)	(184)	(164)	(14)	(12)
Amortization of prior service cost	1	—	(3)	(5)	1	1	(6)	(9)
Amortization of net loss	18	19	7	6	35	35	13	10

Net periodic benefit cost	15	25	21	18	26	51	40	34
Curtailment/special benefits	2	3	—	(13)	2	3	—	(13)
Settlements	—	—	—	—	—	1	—	—
Other	—	—	—	3	—	—	—	3

Total benefit cost	$17	$28	$21	$8	$28	$55	$40	$24

     As a result of the sale of RJR Tobacco’s packaging operations in 2005 and the termination of the packaging employees, RAI incurred one-time curtailment/special benefits of $3 million pension expense and $13 million postretirement income, included as a component of the net $25 million loss on sale of assets during the second quarter of 2005.
Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $231 million to its pension plans in 2006. Of this amount, RAI contributed $203 million to its pension plans during the six-month period ended June 30, 2006.
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” referred to as FIN No. 48. FIN No. 48 clarifies SFAS No. 109 “Accounting for Income Taxes” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. FIN No. 48 is effective for RAI as of January 1, 2007. RAI has not yet determined the impact of the adoption of FIN No. 48 on its financial position, results of operations or cash flows.
     In September 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 requires two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 was effective for RAI for new arrangements entered into after April 1, 2006. RAI’s adoption of EITF No. 04-13 did not have a material impact on its financial condition, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 2-Restructuring and Asset Impairment Charges
2004 B&W Business Combination Restructuring Costs
     The components of the 2004 B&W business combination restructuring costs accrued and utilized were as follows:

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance as of December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance as of December 31, 2005	72	40	112
Utilized in 2006	(59)	(6)	(65)
Adjustment to goodwill	—	(7)	(7)

Balance as of June 30, 2006	$13	$27	$40

     In connection with the allocation of the cost of the B&W business combination as to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions, which was significantly completed as of June 30, 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
     During 2005, RJR Tobacco determined that, under the 2004 B&W business combination restructuring plan, the employment of approximately 15 additional former B&W employees would be terminated, which resulted in an accrual of $1 million. The 2005 reduction in relocation/exit costs of $16 million is primarily due to lower-than-expected losses on home sales. Also, in 2005, $9 million was expensed in selling, general and administrative, primarily relating to lower-than-expected sub-lease income on closed facilities. During the second quarter of 2006, RJR Tobacco recorded a $7 million reduction to the reserve primarily due to lower-than-expected losses on home sales.
     As of June 30, 2006, $219 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of June 30, 2006, $18 million is included in other current liabilities and $22 million is included in other noncurrent liabilities.
2003 Restructuring and Asset Impairment Charges
     The components of the 2003 restructuring and asset impairment charges recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance as of December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance as of December 31, 2004	75	—	—	75
Utilized in 2005	(58)	—	—	(58)

Balance as of December 31, 2005	17	—	—	17
Utilized in 2006	(10)	—	—	(10)

Balance as of June 30, 2006	$7	$—	$—	$7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of June 30, 2006, $218 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of June 30, 2006, $6 million is included in other current liabilities and $1 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan.
2002 Restructuring and Asset Impairment Charges
     The components of the 2002 restructuring and asset impairment charges recorded and utilized were as follows:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance as of December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance as of December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance as of December 31, 2004	4	—	2	6
Incurred in 2005	—	3	—	3
Utilized in 2005	(3)	(3)	—	(6)
Adjusted in 2005	—	—	(1)	(1)

Balance as of December 31, 2005	1	—	1	2

Utilized in 2006	(1)	—	—	(1)

Balance as of June 30, 2006	$—	$—	$1	$1

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In 2005, RJR Tobacco completed the sale of its packaging operations to a consortium of five packaging companies for $48 million. In connection with this sale transaction, RJR Tobacco recorded a net loss on sale of assets of $25 million in the second quarter of 2005. In the fourth quarter of 2005, the net loss was reduced by $1 million to $24 million, due to lower estimated severance and related benefits.
     RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for severance and related benefits to be paid by RJR Tobacco to approximately 170 employees. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income. Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices. Of the charges incurred during the second quarter of 2005 related to the sale of the packaging operations, $18 million of these accruals were included in other current liabilities and $1 million were included in other noncurrent liabilities, in the condensed consolidated balance sheet (unaudited) as of June 30, 2006.
     The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of June 30, 2006, $54 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of June 30, 2006, $1 million is included in other current liabilities.
Note 3-Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Income before extraordinary item	$367	$251	$647	$532
Extraordinary item — gain on acquisition	9	—	74	—

Net income	$376	$251	$721	$532

Basic weighted average shares, in thousands[1]	147,514	147,383	147,496	147,383
Effect of dilutive potential shares:
Restricted stock, in thousands	23	—	11	—
Options, in thousands	143	192	154	196

Diluted weighted average shares, in thousands	147,680	147,575	147,661	147,579

[1]	Outstanding contingently issuable restricted stock of 0.3 million shares were excluded from the basic share calculation for the three- and six-month periods ended June 30, 2006, as the related vesting provisions had not been met.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4-Inventories
     The major components of inventories were as follows:

	June 30,	December 31,
	2006	2005
Leaf tobacco	$880	$853
Raw materials	42	32
Work in process	62	57
Finished products	159	156
Other	30	31

Total	1,173	1,129
Less LIFO allowance	54	63

	$1,119	$1,066

     RAI recorded $1 million and $2 million of expense from expected LIFO layer liquidations for the three- and six-month periods ended June 30, 2006, respectively. RAI will perform its annual LIFO inventory valuation at December 31, 2006, and interim periods represent an estimate of the expected annual valuation.
Note 5-Borrowing Arrangements
     On May 31, 2006, RAI entered into new $2.1 billion senior, secured credit facilities, consisting of a six-year $1.55 billion secured term loan and a five-year, $550 million secured revolving credit facility, together referred to as the RAI Credit Facilities. The credit agreement related to the RAI Credit Facilities is an amendment and restatement of the agreement related to RJR’s prior revolving credit facility, which the RAI revolving credit facility replaced. RAI’s proceeds from the term loan were used, together with the net proceeds of a private debt offering and available cash, to finance the Conwood acquisition. See notes 1 and 6 for additional information relating to the Conwood acquisition and long-term debt security issuances, respectively.
     RAI’s term loan requires quarterly, mandatory repayments of approximately $4 million, beginning September 30, 2006. An additional mandatory repayment is due 110 days after the last day of each year, commencing December 31, 2007, equal to excess cash flow as defined in the credit agreement, including reductions for, among other things, capital expenditures, cash dividends, debt principal payments and pension funding.
     RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At June 30, 2006, RAI had $25 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $525 million of the revolving credit facility was available for borrowing.
     Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio and the credit ratings assigned to the RAI Credit Facilities. At June 30, 2006, RAI had the following term loan amounts outstanding: $700 million bearing interest at the June 1, 2006, three-month LIBOR rate plus 1.875% and $850 million bearing interest at the June 1, 2006, six-month LIBOR rate plus 1.875%.
     The RAI Credit Facilities have restrictive covenants that limit RAI’s and its subsidiaries’ ability to pay dividends and repurchase stock, make investments, prepay certain indebtedness, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the revolving credit facility, RAI’s cumulative dividends generally may not exceed the sum of $625 million plus 75% of cumulative adjusted net income (as defined in the credit agreement).
     RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its material subsidiaries, guarantee RAI’s obligations under the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure such obligations. RAI has assigned its interest in RJR Tobacco common stock, which stock secures certain intercompany indebtedness owing by RJR to RAI, as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P.
     As of June 30, 2006, Moody’s corporate credit rating of RAI is Ba2, negative outlook, and S&P’s rating is BB+, negative outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
Note 6-Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
RJR 8.5%–9.25% unsecured notes, due 2007 to 2013	$89	$89
RJR 6.5%–7.875% guaranteed, unsecured notes, due 2007 to 2015	161	—
RJR 7.75% guaranteed, unsecured notes, due May 15, 2006	—	190
RJR 6.5%–7.875% guaranteed, secured notes, due 2007 to 2015	—	1,469

Total RJR debt	250	1,748

RAI 6.5%–7.875% guaranteed, secured notes, due 2007 to 2015	1,286	—
RAI 7.25%–7.75% guaranteed, secured notes, due 2013 to 2018	1,641	—
RAI Floating rate term loan, due 2012	1,550	—

Total RAI debt	4,477	—

Total debt	4,727	1,748
Current maturities of long-term debt	(314)	(190)

	$4,413	$1,558

     The maturities of long-term debt, excluding RAI’s floating rate term loan, net of discount and excluding fair value adjustments associated with interest rate swaps of $2 million, are as follows:

Year	RJR	RAI	Total
2007	$93	$236	$329
2009	14	185	199
2010	1	298	299
Thereafter	142	2,206	2,348

	$250	$2,925	$3,175

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
     On May 19, 2006, RAI commenced, in a private offering, an offer to exchange up to $1.45 billion of RJR’s outstanding guaranteed, secured notes for like principal amounts of new RAI guaranteed, secured notes. The offer was made to certain institutional holders of the RJR notes. Each new series of RAI notes have identical terms as the corresponding series of RJR notes with respect to interest rates, redemption terms and interest payment and maturity dates. In conjunction with the exchange offer, consents were solicited from the RJR noteholders to eliminate substantially all of the restrictive covenants and to eliminate an event of default from the RJR indentures governing the series of RJR notes subject to the exchange offer. RAI will be required to pay additional interest on the new RAI notes

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an offer to exchange such privately placed notes for registered notes no later than January 16, 2007. The requisite number of consents were received, and, as a result, the remaining RJR notes are now unsecured.
     At the closing of the exchange offer on June 20, 2006, approximately 89% of the RJR notes were validly tendered for exchange and were accepted by RAI. The tendered RJR notes were cancelled. The portion exchanged of each original RJR note was as follows:

	Original	Exchanged for	Remaining RJR
	principal	RAI guaranteed,	guaranteed,
	amount	secured notes	unsecured notes
6.500% notes, due June 1, 2007	$300	$237	$63
7.875% notes, due May 15, 2009	200	186	14
6.500% notes, due July 15, 2010	300	299	1
7.250% notes, due June 1, 2012	450	368	82
7.300% notes, due July 15, 2015	200	199	1

	$1,450	$1,289	$161

     The $161 million aggregate principal amount of RJR notes that are still outstanding under the amended RJR indentures are now unsecured, but remain guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI. RJR also has $89 million of other non-bank debt that is neither secured nor guaranteed.
     On May 31, 2006, RAI completed a private offering of $1.65 billion in aggregate principal amount of senior, secured notes, consisting of $625 million of 7.25% senior secured notes due June 1, 2013, $775 million of 7.625% senior secured notes due June 1, 2016 and $250 million of 7.75% senior secured notes due June 1, 2018. RAI will be required to pay additional interest on the foregoing notes at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an offer to exchange such privately placed notes for registered notes no later than December 27, 2006. RAI’s net proceeds from the private offering, together with the proceeds from the term loan and available cash, were used to finance the Conwood acquisition. See notes 1 and 5 for additional information relating to the Conwood acquisition and the RAI Credit Facilities, respectively.
     In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its material subsidiaries, guarantee RAI’s long-term secured notes. RAI has assigned its interest in RJR Tobacco common stock, which stock secures certain intercompany indebtedness owing by RJR to RAI, as collateral for RAI’s long-term secured notes. Also, RJR Tobacco and Conwood’s material subsidiaries have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term senior secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of its subsidiaries.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2006.
Note 7-Financial Instruments
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. During 2005, swaps were settled related to the $310 million of notes due in 2006 that were purchased in response to RJR’s tender offer. The remaining $190 million of notes due in 2006 were paid on May

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
15, 2006, with all related swaps settled. Of the remaining $750 million RJR publicly registered notes with swap agreements, $605 million were exchanged for RAI privately held notes in the second quarter of 2006, and the associated swaps were assigned to RAI. See note 6 for additional information.
     As of June 30, 2006, the average interest rate on RAI’s consolidated $4.7 billion long-term debt was 7.31% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the outstanding notes. As of June 30, 2006, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $3 million and $24 million at June 30, 2006, and December 31, 2005, respectively, included in other assets and deferred charges, and the unrealized loss on the hedges was $1 million included in other current liabilities at June 30, 2006, and is equal to the increase in the fair value of the hedged long-term debt.
     Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.
Note 8-Commitments and Contingencies
Tobacco Litigation — General
Introduction
     Various legal proceedings, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W. (As described in greater detail below, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain litigation liabilities.) These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by Conwood. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “-Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and not cases involving smokeless tobacco products. The legal proceedings relating to the smokeless tobacco products manufactured by Conwood are discussed separately under the heading “-Smokeless Tobacco Litigation” below.
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
     The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained below under “–Litigation affecting the Cigarette Industry-Accounting for Tobacco-Related Litigation Contingencies.”

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Defenses
     The defenses raised by RJR Tobacco, Conwood and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.
Accounting for Tobacco-Related Litigation Contingencies
     In accordance with generally accepted accounting principles, RAI, RJR Tobacco, and Conwood, as applicable, will record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In addition, certain antitrust cases, including the DeLoach antitrust case, discussed below under “—Antitrust Cases,” and certain MSA enforcement actions, discussed below under “—MSA—Enforcement and Validity,” also were settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that RJR Tobacco believes do not apply to the other tobacco-related litigation cases pending against RJR Tobacco, B&W and their respective affiliates.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
     Conwood also believes that it has a number of valid defenses to the smokeless tobacco litigation against it. Conwood has asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by Conwood and its counsel. No verdict or judgment has ever been returned or entered against Conwood on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. Conwood intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited).
Cautionary Statement
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, Conwood or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.
     Although RJR Tobacco believes that it has valid bases for appeals in its pending cases, and RJR Tobacco and RAI believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or their affiliates or indemnitees, including B&W.
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
     Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco or its affiliates or indemnities, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters against RJR Tobacco or its affiliates or indemnitees.
     Similarly, smokeless tobacco litigation, like any litigation, is suspect to many uncertainties. Notwithstanding the quality of defenses available to Conwood, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters against Conwood.
Litigation Affecting the Cigarette Industry
Overview
  Introduction
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
     During the second quarter of 2006, process in 39 tobacco-related cases was served against RJR Tobacco or its affiliates or indemnitees, including B&W. On June 30, 2006, there were 1,272 cases (including 961 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,371 on June 30, 2005, pending against RJR Tobacco or its affiliates or indemnitees, including B&W, and 1,332 on June 30, 2004, pending against RJR Tobacco or its affiliates or indemnitees, without reference to B&W.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of July 14, 2006, 1,291 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,285 in the United States; two in Puerto Rico; three in Canada and one in Israel. Of the 1,291 total cases, 36 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,626 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of July 14, 2006, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of July 14, 2006:

Number of
State	U.S. Cases
West Virginia	966 *
Florida	96
Mississippi	31
Missouri	31
Maryland	30
New York	25
Louisiana	19
California	15
Illinois	10
Pennsylvania	4
Georgia	4
District of Columbia	4
Tennessee	4
Alabama	3
Washington	3
Minnesota	3
Connecticut	3
Michigan	3
Oregon	2
Ohio	2
North Carolina	2
South Dakota	2
Vermont	2
New Jersey	2
Delaware	1
Texas	1
Kansas	1
Massachusetts	1
Indiana	1
Arkansas	1
Colorado	1
Hawaii	1
Iowa	1
Idaho	1
Kentucky	1
Maine	1
Montana	1
North Dakota	1
Nebraska	1
New Hampshire	1
Nevada	1
Utah	1
Virginia	1

Total	1,285

*	961 of the 966 cases are pending as a consolidated action.
        Of the 1,285 pending U.S. cases, 45 are pending in federal court, 1,239 in state court and one in tribal court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of July 14, 2006, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of April 13, 2006, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed with the SEC on May 5, 2006, and a cross-reference to the discussion of each case type.

		Change in
	RJR Tobacco’s	Number of
	Case Numbers as of	Cases Since
Case Type	July 14, 2006	April 13, 2006	Page Reference
Individual Smoking and Health	1,206	-20	26
Flight Attendant — ETS (Broin II)	2,626	No Change	27
Class-Action	21	No Change	27
Governmental Health-Care Cost Recovery	1	-2	32
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	35
Master Settlement Agreement-Enforcement and Validity	38	+34	36
Asbestos Contribution	1	No Change	37
Antitrust	6	-1	38
Other Litigation	10	+1	39
     In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case. The Florida Supreme Court accepted the case and issued its decision on July 6, 2006. The court affirmed an intermediate appellate court’s dismissal of a punitive damages award in the amount of $36.28 billion against RJR Tobacco and $17.59 billion against B&W and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of class-wide findings from Phase I of the Engle trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996. RJR Tobacco is evaluating further appellate options. See “–Class-Action Suits” below for a further description of the Engle case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Scheduled Trials
     Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco-related cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2006 through the second quarter of 2007. The following table lists the trial schedule, as of July 14, 2006, for RJR Tobacco or its affiliates and indemnitees, including B&W, through June 30, 2007.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 21, 2004 [Post-trial]	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	U. S. District Court (Washington, DC)

August 21, 2006	Gault v. Brown & Williamson Tobacco Corp. [Individual]	B&W	U. S. District Court Northern District (Atlanta, GA)

October 10, 2006	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court St. Louis County (St. Louis, MO)

November 27, 2006	Beasley v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)

November 27, 2006	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)

January 2, 2007	Quackenbush v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Volusia County (Daytona Beach, FL)

February 20, 2007	Coy v. Philip Morris Inc. [Individual/ETS]	RJR Tobacco, B&W	U. S. District Court Southern District (Miami, FL)

March 19, 2007	Smith v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U. S. District Court Eastern District (New Orleans, LA)

March 19, 2007	In Re: Tobacco Litigation (Individual Personal Injury Cases) [Individual/Consolidated]	RJR Tobacco, B&W	Circuit Court Ohio County (Wheeling, WV)

April 18, 2007	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)

April 30, 2007	Strong v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	U. S. District Court Southern District (Jackson, MS)

     Trial Results
     From January 1, 1999 through July 14, 2006, 52 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 (including four mistrials) cases, tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through July 14, 2006, verdicts have been returned in 21 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
     One case was tried in the second quarter of 2006 in which RJR Tobacco or B&W was a defendant. In Kimball v. R.J. Reynolds Tobacco Co., an individual smoker case, a Washington state court jury returned a verdict in favor of the defendant, RJR Tobacco, on May 15, 2006. On June 20, 2006, the plaintiff waived his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.
     In addition, in Bell v. Brown and Williamson Tobacco Corp., an individual smoker case in Independence, Missouri, jury selection began on June 7, 2006. On June 8, 2006, the court dismissed the prospective jury panel and continued the case. A new trial date has not been set.
     One case was tried in the first quarter of 2006 in which RJR Tobacco or B&W was a defendant. In VanDenBurg v. Brown and Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on February 22, 2006. The plaintiff’s motion for a new trial was denied on June 19, 2006.
     The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999 and remain pending as of July 14, 2006, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court accepted the case and issued its decision on July 6, 2006. The court affirmed an intermediate appellate court’s dismissal of a punitive damages award and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. No final judgment will be entered until the Engle appeal is resolved, so the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

			which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	time to appeal this case has no yet begun to run.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	The case is on appeal to the Missouri Court of Appeals. Oral argument occurred on November 3, 2005.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. On January 25, 2005, B&W appealed the trial court’s denial of post-trial motions. On July 5, 2006, the Appellate Division denied that appeal.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	The case is on appeal to the Louisiana Court of Appeals. On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal. RJR Tobacco posted $25 million toward the bond. Oral argument occurred on April 12, 2006. At the court’s request the parties submitted post-argument briefs on April 28, 2006.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. Oral argument has been scheduled for August 31, 2006.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006. Oral argument is scheduled to be heard on or around November 28, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Individual Smoking and Health Cases
     As of July 14, 2006, 1,206 individual cases, including 961 individual smoker cases in West Virginia state court in a consolidated action, were pending in the U.S. against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,201 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining five cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2006.
     On March 20, 2000, in Whiteley v. Raybestos-Manhattan, Inc., a California state court jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeal for the First District. On April 7, 2004, the California Court of Appeals reversed the judgment in favor of the plaintiff and remanded the case for a new trial. The case has begun again at the trial court level. On April 28, 2006, the plaintiff filed a consolidated amended complaint for survival/loss of consortium/wrongful death. With the filing of the consolidated complaint, the case name became Whiteley v. R.J. Reynolds Tobacco Co.
     On October 12, 2000, in Jones v. Brown & Williamson Tobacco Corp., a Florida state court jury found against RJR Tobacco and awarded approximately $200,000 in compensatory damages, but refused to award punitive damages. The judge granted RJR Tobacco a new trial on December 28, 2000, and the new trial decision was affirmed by the Second District Court of Appeal of Florida on August 30, 2002. On April 27, 2005, the Florida Supreme Court dismissed the plaintiff’s notice of appeal without prejudice. The plaintiff dismissed all claims against RJR Tobacco on April 19, 2006.
     On December 21, 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment. After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest). RJR Tobacco also paid approximately $1.3 million in attorneys’ fees to the plaintiff’s counsel.
     On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. The plaintiff’s application for reargument en banc was denied on March 29, 2006. On April 28, 2006, the plaintiff filed a petition to appeal.
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
     On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute. On January 25, 2005, B&W appealed the trial court’s denial of post-trial motions. On July 5, 2006, the Appellate Division denied that appeal. B&W has until August 9, 2006, to move for reargument or in the alternative for permission to certify questions of law regarding the decision to the New York Court of Appeals.
     On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts — fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found that there were

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury returned a verdict awarding the plaintiffs $20 million in punitive damages. On June 1, 2005, B&W filed its notice of appeal with the Missouri Court of Appeals. Pursuant to its indemnification obligation, RJR Tobacco will post a supersedeas bond in the approximate amount of $24.3 million. Oral argument has been scheduled for August 31, 2006.
     On March 18, 2005, in Rose v. Brown and Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006. Oral argument is scheduled to be heard on or around November 28, 2006.
     On February 22, 2006, in VanDenBurg v. Brown and Williamson Tobacco Corp., a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W. In March 2006, the plaintiff filed a motion for new trial requesting evidentiary hearing. The motion was denied on June 19, 2006. Plaintiff’s deadline for seeking an appeal has passed.
     On May 15, 2006, in Kimball v. R.J. Reynolds Tobacco Co., a Washington state court jury returned a verdict in favor of the defendant, RJR Tobacco. On June 20, 2006, the plaintiff agreed to waive his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.
     In Bell v. Brown and Williamson Tobacco Co., jury selection began on June 7, 2006 in Independence, Missouri. On June 8, 2006, the court dismissed the prospective jury panel and continued the case. A new trial date has not been set.
     Broin II Cases
     As of July 14, 2006, there were 2,626 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “–Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
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
     Class-Action Suits
          Overview
     As of July 14, 2006, 21 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
     The pending class actions against RJR Tobacco or its affiliates or indemnitees, including B&W, include 11 cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices. Such suits are pending in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Each of these cases is discussed below.
     Finally, certain third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below.
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Apart from the Castano case discussed above, only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the U.S. District Court for the Eastern District of New York. In Simon (II), on September 19, 2002, the court certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the U. S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the U. S. Court of Appeals for the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case for further proceedings to the District Court. On March 20, 2006, the court entered final judgment dismissing the case. The class did not appeal. On February 10, 2003, in Simms v. Philip Morris, Inc., the U. S. District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. The case has been stayed pending resolution of United States v. Philip Morris USA, Inc.
     Medical Monitoring and Smoking Cessation Cases
     Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for review. Jury selection began on June 18, 2001, and was completed on September 23, 2002. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Oral argument occurred on April 12, 2006. The parties filed post-argument briefs on April 28, 2006.
     In addition to the Scott case, two other medical monitoring class actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment on May 6, 2004. In Lowe v. Philip Morris, Inc., an Oregon state court judge dismissed the complaint on November 4, 2003, for failure to state a claim. The plaintiffs appealed, and oral argument before the Oregon Court of Appeals occurred on September 26, 2005. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 6, 2000, the trial judge denied all post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court accepted the case on May 12, 2004, and issued its decision on July 6, 2006. The court affirmed an intermediate appellate court’s dismissal of a punitive damages award in the amount of $36.28 billion against RJR Tobacco and $17.59 billion against B&W and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of classwide findings from Phase I of the Engle trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996. The court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal. RJR Tobacco continues to evaluate its appellate options. At this point, it is premature to predict the ultimate impact of the Engle case on individual case filings in Florida.
     RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, in which RJR Tobacco was dismissed prior to trial, Lukacs v. Philip Morris, Inc., was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. No final judgment will be entered until the Engle appeal is resolved, so the time to appeal this case has not yet begun to run. There are no amounts accrued for the Engle case in the condensed consolidated financial statements (unaudited) as of June 30, 2006, as an unfavorable outcome is not probable.
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
     On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005. Oral argument is scheduled for August 14, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On May 8, 2006, the plaintiffs filed a motion to stay mandate until final disposition of their petition for certiorari to the U.S. Supreme Court. The motion was granted on May 19, 2006. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
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
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
tobacco manufacturers. The plaintiffs’ motion for class certification and summary judgment motions by both sides were heard on September 12, 2005 and September 13, 2005. Although trial was scheduled to commence on January 9, 2006, the court decided to permit several months of additional discovery before deciding the class certification issue. The defendants’ motions for summary judgment, the plaintiffs’ supplemental brief in support of class certification and various other motions were filed on June 9, 2006, and are scheduled to be heard on August 14, 2006.
     RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class actions to federal court. In Harper v. R. J. Reynolds Tobacco Co., on January 27, 2005, the federal judge denied the plaintiffs’ motions to remand. The plaintiffs appealed the denial of the motion, and on July 17, 2006, the Fifth Circuit Court of Appeals affirmed the district court’s order. On June 17, 2005, RJR Tobacco filed a motion for summary judgment based on federal preemption. In Brown v. Brown & Williamson Tobacco Corp., B&W filed a similar motion for summary judgment on July 5, 2005. On September 14, 2005, the court granted the motion in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but the judge granted an immediate appeal. In January 2006, B&W filed a petition to the U.S. Court of Appeals for the Fifth Circuit for permission to appeal, which was granted on February 10, 2006. Briefing is complete. Oral argument has not been scheduled.
     In Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the United States District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On March 7, 2006, the parties requested that the case be transferred to the U. S. Court of Appeals for the Eighth Circuit, which was granted on March 9, 2006. The plaintiffs may address the remand decision in the appeal of the preemption ruling. Briefing is complete. Oral argument has not been scheduled.
     In Thompson v. R.J. Reynolds Tobacco Co., also pending in Minnesota, RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. On October 21, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006.
     In Huntsberry v. R. J. Reynolds Tobacco Co. (Washington), the plaintiffs’ motion for class certification was denied on April 21, 2006. On July 14, 2006, the plaintiffs filed a motion for discretionary review. A hearing is scheduled for August 25, 2006. Finally, in Rios v. R. J. Reynolds Tobacco Co. (Florida), the case is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Governmental Health-Care Cost Recovery Cases
          MSA and Other State Settlement Agreements
     In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health care and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements with each such state.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2004 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2010 and
	2004	2005	2006	2007	2008	2009	thereafter
				(Dollars in Millions)
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	7,004	7,004	7,004	7,004	7,143	7,143	7,143
Additional Annual Payments (through 2017)(1)	—	—	—	—	861	861	861
Base Foundation Funding	25	25	25	25	25	—	—
Growers’ Trust (through 2010) (2)	500	500	500	500	500	295	295
Offset by federal tobacco buyout (2)	—	(500)	(500)	(500)	(500)	(295)	(295)
Minnesota Blue Cross and Blue Shield	—	—	—	—	—	—	—

Total	$8,889	$8,389	$8,389	$8,389	$9,389	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

RJR Tobacco’s settlement expenses(3)	$2,169	$2,583	—	—	—	—	—
RJR Tobacco’s cash payments(3)	$2,037	$2,718	—	—	—	—	—
Other operating subsidiaries’ settlement expenses	$14	$17	—	—	—	—	—
Other operating subsidiaries’ cash payments	$9	$14	—	—	—	—	—
RJR Tobacco’s projected settlement expenses	—	—	>$2,550	>$2,700	>$2,700	>$2,700	>$2,700
RJR Tobacco’s projected cash payments	—	—	>$2,600	>$2,550	>$2,700	>$2,700	>$2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “–Tobacco Buyout Legislation.”

(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
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
     Department of Justice Case
     On September 22, 1999, the U. S. Department of Justice brought an action in the U. S. District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. In its complaint, the government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, pursuant to the federal RICO statute, sought disgorgement

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss. On September 28, 2000, the court granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.
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
     Local Government Cases
     Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. As of July 14, 2006, no such cases were pending.
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
     There is one health-care reimbursement case currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the U. S. In the Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005. On July 13, 2006, the Delaware Superior Court granted the defendants’ motion to dismiss. The plaintiffs filed notices of appeal to the Delaware Supreme Court on July 19, 2006.
     Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of July 14, 2006, three other health-care cost recovery cases were pending in the U. S. against RJR Tobacco, B&W, as its indemnitee, or both.
     Union Cases
     As of July 14, 2006, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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
     Native American Tribe Cases
     As of July 14, 2006, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. The case is dormant at this time.
     Hospital Cases
     As of July 14, 2006, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. On March 7, 2006, the defendants filed a motion to transfer the case to the court en banc and to appoint five special judges to enable the case to be heard by a full seven member court, which was denied on March 13, 2006. In an order dated May 2, 2006, the Missouri Supreme Court resolved a discovery dispute, the pendancy of which had stayed the case, in favor of RJR Tobacco and B&W. The case will now be remanded to the trial court where a new discovery and trial schedule will be set.
     Other Cases
     On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U. S. District Court for the District of Massachusetts. The

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
plaintiff is bringing the action as a “private attorney general” pursuant to the private cause of action provisions of the Medicare as Secondary Payer statute. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U. S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett has been dismissed. A hearing occurred on June 14, 2006. A decision is pending.
     Effective August 2005, Minnesota enacted a “health impact fee” that imposes a $0.75 per pack fee on cigarettes, which is in addition to that state’s cigarette excise tax of $0.48 per pack. The stated purpose of the health impact fee is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and other cigarette manufacturers filed a motion in Minnesota state court asserting that imposition of the health impact fee violates the terms of the settlement agreement entered into between participating manufacturers and Minnesota in 1998. For additional information concerning the status of this pending matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Governmental Activity.” Minnesota’s health impact fee also led to the January 2006 filing of a class action complaint in the Fourth Judicial District of Minnesota State Court on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class-action complaint names RJR Tobacco and various other entities as defendants, and asserts an unjust enrichment claim, seeks the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requests that these monies “be distributed by the best means practicable to the Class members.” This case has been transferred to the court presiding over RJR Tobacco’s above-referenced motion seeking to enforce the terms of the parties’ 1998 settlement agreement.
     MSA-Enforcement and Validity
     As of July 14, 2006, there were 38 cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements. This amount includes 34 cases filed, and discussed below, relating to disputed payments under the MSA.
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
     On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the U. S. District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit. Oral argument occurred on June 7, 2006.
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court alleging that certain Eclipse advertising violated both the MSA and the Vermont Consumer

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco has answered the complaint. Discovery is underway. No trial date has been set.
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
     On May 17, 2006, the State of Florida filed a motion to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $1 million in additional payments under the Florida Settlement Agreement. Discovery in this matter is underway.
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
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Between April 13 and July 14, 2006, 36 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. (Two of these cases have yet to be served on RJR Tobacco.) RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.
     As of July 31, 2006, ten courts have addressed whether disputes concerning the 2003 NPM Adjustment are arbitrable, and nine have ruled that arbitration is required under the MSA.
     Asbestos Contribution Cases
     As of July 14, 2006, one lawsuit was pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
use, not asbestos exposure, was the cause of the alleged personal injuries, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., pending in state court in California. The bankruptcy court has approved the plaintiffs’ request to voluntarily dismiss the case, but the dismissal has not yet been filed with the trial court.
     Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U. S. District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the U. S. Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of July 14, 2006, all state court cases on behalf of indirect purchasers have been dismissed, except for one case pending in Kansas. The Kansas court granted class certification on November 15, 2001. A New Mexico court granted class certification on May 14, 2003, but granted the defendant’s motion for summary judgment on June 30, 2006.
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
     On February 16, 2000, an antitrust class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the U. S. District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. On November 30, 2000, the case was moved to U. S. District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a court-approved settlement with B&W and other cigarette manufacturer defendants, but not RJR Tobacco. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was $9.8 million, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W.
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
     Pursuant to an amended complaint filed in the U. S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. Oral argument in the U.S. Court of Appeals for the Sixth Circuit occurred on April 21, 2006. RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. In March 2006, McLane Company, Inc., a distributor and RJR Tobacco’s largest

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
customer, acquired one of the remaining wholesaler plaintiffs, whose claim for damages in this case is approximately $3 million.
     On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006. On February 21, 2006, the plaintiffs filed a motion to remand and a motion to defer briefing schedule on defendants’ motion to dismiss. The motion to defer briefing schedule was granted on February 22, 2006. The briefing schedule will not be set until 20 days after the remand decision. A hearing date on the motion to remand has not been set.
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
•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against and purported to serve summonses on JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but has not actively pursued an appeal. A preliminary hearing was commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date. A decision is still pending.

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The statement of claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s statement of claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	of relief. (However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian). The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990 through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings against JTI-MC. The stay has been extended to October 31, 2006. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian).

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.
     In addition, in a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have already incurred arising out of the Southern District of New York grand jury investigation mentioned above, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the United States District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001 and October 30, 2002 (see below) and against JTI on January 11, 2002. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “-Other Contingencies and Guarantees” below.
     Following the dismissal of a similar complaint filed by the European Community on November 3, 2000, against RJR Tobacco, certain of its affiliates and others, on August 6, 2001, the European Community and ten of its member states filed a civil RICO action against RJR Tobacco, certain of its affiliates and others in the EDNY. This suit generally contended that RJR Tobacco and other tobacco companies may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. On February 25, 2002, the EDNY granted the defendants’ motions to dismiss these suits. The U. S. Court of Appeals for the Second Circuit affirmed the dismissals, and, on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the U. S. District Court for the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the U.S. Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. Briefing is underway.
     On June 8, 2001, in California v. R.J. Reynolds Tobacco Co., the Attorney General of the State of California sued RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the United States Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the U.S. Supreme Court, which was granted on February 1, 2006. The parties settled the case on March 22, 2006. RJR Tobacco agreed to pay a total of $5 million in penalties, fees and costs. After the California Supreme Court approved the settlement, RJR Tobacco paid the settlement amount on June 7, 2006.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Smokeless Tobacco Litigation
     Conwood is currently a defendant in eleven actions (nine of which have been served) brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 961 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco cases and stayed them pending the conclusion of the proceedings on the individual smoker cases.
     Pursuant to an amended complaint filed in July 2005, Conwood is a defendant in Vassallo v. United States Tobacco Company, pending in Florida state court. The individual plaintiff in this case alleges that he sustained personal injuries including addiction and cancer as a result of his use of smokeless tobacco products, allegedly including products manufactured by Conwood. Conwood and other defendants have filed motions to dismiss and to strike certain claims raised in the amended complaint, and discovery will not likely begin until those motions have been decided.
Tobacco Buyout Legislation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $265 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. Of the tobacco stock liquidation assessments incurred, approximately $46 million has been paid through the second quarter of 2006, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
ERISA Litigation
     On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. On February 6, 2006, the court entered an order staying the ruling on the defendants’ motion to dismiss for 60 days beginning on February 8, 2006, to allow the parties to engage in limited discovery. The period of limited discovery has ended. The parties have since filed supplemental briefs regarding the motion to dismiss. On June 6, 2006, the plaintiff filed a motion to amend the complaint to name as party defendants six individuals who were members of the two defendant committees. Briefing is underway.
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
Other Contingencies and Guarantees
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $4 million during the first six months of 2006 for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in two individual smoking and health cases, Croft v. Akron Gasket and Ryan v. Philip Morris, U.S.A., Inc. See “–Other Litigation and Developments” above for further information on these cases.
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
     Under certain circumstances, including RAI’s corporate credit rating remaining either at BB+, or lower, by S&P or Ba1, or lower by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. See note 7 for further information.
     RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.
Employees
     At June 30, 2006, RAI and its subsidiaries had approximately 7,600 full-time employees and approximately 300 part-time employees. The 7,600 full-time employees include approximately 6,000 RJR Tobacco employees and 800 Conwood employees. On May 11, 2006, a majority of RJR Tobacco’s production and maintenance employees voted not to be represented by the United Tobacco Alliance, a partnership between two unions, the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union and the International Association of Machinists and Aerospace Workers. No employees of RAI or its subsidiaries are unionized.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9-Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2005	$—	$8,694	$(1,638)	$(503)	$6,553
Net income	—	—	721	—	721	$721
Cumulative translation adjustment and other, net of tax	—	—	—	(1)	(1)	(1)

Total comprehensive income						$720

Dividends — $2.50 per share	—	—	(369)	—	(369)
Restricted stock amortization	—	3	—	—	3
Stock options exercised	—	3	—	—	3
Tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of June 30, 2006	$—	$8,702	$(1,286)	$(504)	$6,912

     RAI’s authorized capital stock at June 30, 2006, consisted of 100 million shares of preferred stock, par value $.01 per share, and 400 million shares of common stock, par value $.0001 per share. Of the preferred stock, one million shares are issued and outstanding, all of which are issued to RJR.
Note 10-Stock Plans
     In the first quarter of 2006, RAI adopted SFAS No. 123(R), “Share-Based Payment,” issued by the FASB in December 2004. This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. Upon retirement, the holder’s grant under the LTIP, defined below, vests on a pro-rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate estimate of forfeitures related to retirement. Based on historical experience the anticipated future forfeiture amount for other events is immaterial and, therefore, no estimate has been recorded.
     As of June 30, 2006, RAI had two stock plans, the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, and the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP.
     The EIAP currently provides for (1) grants of deferred stock units to outside directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 333,115 shares were available for grant as of June 30, 2006. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to the EIAP was less than $1 million for the three months ended June 30, 2006 and 2005, and $1 million for the six months ended June 30, 2006 and 2005.
     The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 13,772,814 shares. Of this authorization, 4,887,087 shares were available for grant as of June 30, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In 2004, RAI granted 486,216 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting. The shares vest ratably over three years unless forfeited. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends, are recognized as compensation expense. Since the date of grant, 65,116 shares were cancelled, and 157,839 have vested and were paid.
     In 2005, RAI granted 276,097 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting, March 2, 2008. The actual number of shares granted is fixed. The amount of the liability for the award is measured each period based on RAI’s current stock price. The effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends, are recognized as compensation expense. Since the date of grant, 11,101 shares were cancelled, and 4,379 have vested and were paid.
     Effective March 6, 2006, the Board of Directors of RAI approved the grant of certain awards under the LTIP. Each award was split evenly in value between performance units and shares of restricted RAI common stock. The fair value of restricted shares at grant date was based on the per share closing price of RAI common stock on March 6, 2006, of $105.20, and 253,530 shares of restricted RAI common stock were granted. The shares of restricted RAI common stock generally will vest on March 6, 2009. Amortization based on the vesting period elapsed is recognized as compensation expense and dividends paid concurrently with RAI dividends are recognized as a reduction of equity. The changes in restricted RAI common stock during the first six months of 2006 were as follows:

Restricted
stock
Outstanding at beginning of year	—
Granted	253,530
Forfeited	(1,032)
Lapsed	(89)

Outstanding as of June 30, 2006	252,409

     Total compensation expense, including dividends, related to stock-based compensation and the related tax benefits recognized in the condensed consolidated statements of income (unaudited) were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
2004 LTIP performance shares	$5	$5	$10	$11
2005 LTIP performance shares	4	2	7	3
2006 LTIP restricted stock	2	—	3	—

Total compensation expense	$11	$7	$20	$14

Total related tax benefits	$4	$2	$8	$5

     In the condensed consolidated balance sheet (unaudited) as of June 30, 2006, $15 million is included in other current liabilities and $23 million is included in other noncurrent liabilities relating to the 2004 and 2005 LTIP performance share grants. At June 30, 2006, there were $48 million of unrecognized compensation costs related to restricted stock, calculated at the March 6, 2006, ending stock price, and performance shares, calculated at the June 30, 2006, ending stock price, which are expected to be recognized over a weighted-average period of 2.1 years.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In the EIAP and the LTIP, for various price ranges, the weighted average characteristics of stock options outstanding, all of which were exercisable at June 30, 2006, were as follows:

	Options Outstanding as of June 30, 2006
		Average
		Remaining	Weighted
		Contractual	Average
Exercise Price Range	Shares	Life (Years)	Exercise Price
$23.32 – $33.71	278,247	3.6	$27.18
$39.87 – $48.33	6,512	1.1	$43.02
$69.79 – $69.79	10,000	5.9	$69.79
     RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding as of June 30, 2006, 21,400 were issued under the EIAP, and under the LTIP, 246,873 were issued prior to the spin-off in 1999 and 26,486 were issued in tandem with shares of restricted stock in 1999. The changes in RAI’s stock options during the first six months of 2006 were as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at beginning of year	408,997	$29.81
Expired	(30,616)	33.80
Exercised	(83,622)	31.25

Outstanding as of June 30, 2006	294,759	28.98

Exercisable as of June 30, 2006	294,759	28.98

     The intrinsic value of options exercised was $6 million and $3 million for the six months ended June 30, 2006 and 2005, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at June 30, 2006 was $25 million. Cash proceeds and tax benefits related to total stock options exercised were as follows:

	For the Six Months
	Ended June 30,
	2006	2005
Proceeds from exercise of stock options	$3	$1
Tax benefit from exercise of stock options	2	1
Note 11-Segment Information
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2005. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. Beginning in 2006, RJR Tobacco also manages the BAT contract manufacturing business that was previously managed by GPI and classified as All Other. Prior period amounts have been reclassified accordingly.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s largest selling moist snuff brands, KODIAK and GRIZZLY, were two of the six best-selling brands of moist snuff in the United States in 2005. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products and held the first or second position in market share in each category in 2005. The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statement of income (unaudited) includes only the results of operations of Conwood for June 2006.
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Amounts related to the June 30, 2006, consolidated assets are presented with separate consolidating

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
elimination adjustments. Amounts presented for the December 31, 2005, consolidated assets have been reclassified accordingly.
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
     On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. RJR’s operating subsidiary, GPI, manages its interest in the joint venture. The joint venture, headquartered in Switzerland, markets its products primarily in Italy, France and Spain. Segment disclosures related to the joint venture are included in the classification All Other.
          Segment Data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales:
RJR Tobacco	$2,103	$1,961	$3,930	$3,767
Conwood	42	—	42	—
All Other	146	142	279	293

Consolidated net sales	$2,291	$2,103	$4,251	$4,060

Operating income:
RJR Tobacco	$549	$407	$954	$845
Conwood	27	—	27	—
All Other	49	19	97	55
Corporate expense	(9)	(9)	(16)	(16)

Consolidated operating income	$616	$417	$1,062	$884

Reconciliation to income before income taxes:
Operating income	$616	$417	$1,062	$884
Interest and debt expense	52	26	87	50
Interest income	(23)	(13)	(59)	(30)
Other (income) expense, net	(3)	3	(3)	7

Income from continuing operations before income taxes	$590	$401	$1,037	$857

	June 30,	December 31,
	2006	2005
Assets:
RJR Tobacco	$12,288	$13,514
Conwood	3,628	—
All Other	1,216	1,255
Corporate	13,637	10,700
Elimination adjustments	(13,835)	(10,950)

Consolidated assets	$16,934	$14,519

Note 12-Related Party Transactions
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2006, pricing was calculated using B&W’s forecasted 2004 manufacturing costs multiplied by the Producer Price Index reported by the U.S. Bureau of Labor Statistics. During the six-month period

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
ended June 30, 2006, net sales to BAT affiliates were $265 million, primarily cigarettes, representing 6.2% of RAI’s total net sales.
     RJR Tobacco also had $1 million of sales of raw materials to the R. J. Reynolds-Gallaher International Sarl joint venture during the first six months of 2006.
     RJR Tobacco recorded $49 million of deferred sales revenue relating to leaf sold to BAT affiliates that has not been delivered as of June 30, 2006, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
     RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. During the six-month period ended June 30, 2006, $2 million was accrued and billed to BAT affiliates for these services recorded in selling, general and administrative expenses, net of associated costs. In the first six months of 2006, RJR Tobacco also sold miscellaneous fixed assets to BAT for $4 million, which was approximately $1 million higher than net book value. This gain on sale of assets is recorded in selling, general and administrative expenses.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the first six months of 2006, the aggregate purchases for leaf and cigarettes were $4 million, and royalty expenses were less than $1 million.
     In the first six months of 2006, RJR Tobacco recorded $4 million in expenses for funds to be reimbursed to BAT. These funds indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the U.S. This amount is included in selling, general and administrative expense in the condensed consolidated statement of income (unaudited). For additional information relating to this indemnification, see note 8.
     At June 30, 2006, $10 million of accounts payable is included in due to related party in the condensed consolidated balance sheet (unaudited) primarily relating to the 2006 litigation reimbursement accrual and cigarette purchases.
     In the first quarter of 2006, RJR Tobacco seconded two of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees will continue to be paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RAI for certain costs of the seconded employees’ compensation and benefits during the secondment period on a quarterly basis, beginning in the third quarter of 2006.
     In the second quarter of 2006, RAI acquired certain intellectual property rights for snus, a smokeless, spitless tobacco product, from BAT for approximately $2 million. Also, RJR Tobacco entered into a contract manufacturing agreement with BAT for the production of snus. In the second quarter of 2006, less than $1 million of snus product was purchased from BAT.
Note 13-Lease Commitments
     RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years, and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $6 million and $9 million for the three months ended June 30, 2006 and 2005, respectively, and $14 million and $19 million for the six months ended June 30, 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Noncancellable Operating Leases
Remainder of 2006	$14
2007	22
2008	17
2009	11
2010	9
2011	6
Thereafter	12

$91

     The 2004 B&W business combination restructuring accrual includes $44 million related to the lease obligations of the former B&W facilities included in the table above.
Note 14-Condensed Consolidating Financial Statements
     Separate financial statements and other disclosures have not been presented concerning the guarantors of RJR’s $161 million unsecured notes, because such information is materially included in the condensed consolidated financial statements (unaudited) and additional disclosures are not believed to be material to holders of such notes. See note 6 for additional information relating to long-term debt. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane, GPI and Conwood, which are not guarantors; and elimination adjustments. Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income (Loss)
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2006
Net sales	$—	$—	$2,032	$172	$(34)	$2,170
Net sales, related party	—	—	117	4	—	121
Cost of products sold	—	—	1,240	70	(34)	1,276
Selling, general and administrative expenses	8	—	345	39	—	392
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(8)	—	557	67	—	616
Interest and debt expense	22	28	1	1	—	52
Interest income	(1)	(2)	(20)	—	—	(23)
Intercompany interest (income) expense	(15)	1	(12)	26	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other (income) expense, net	3	(2)	—	(4)	—	(3)

Income (loss) before income taxes	(17)	(15)	588	44	(10)	590
Provision for (benefit from) income taxes	(5)	(15)	229	14	—	223
Equity income from subsidiaries	388	376	4	—	(768)	—

Income before extraordinary item	376	376	363	30	(778)	367
Extraordinary item-gain on acquisition	—	—	9	—	—	9

Net income	$376	$376	$372	$30	$(778)	$376

For the Three Months Ended June 30, 2005
Net sales	$—	$—	$1,907	$109	$(25)	$1,991
Net sales, related party	—	—	108	4	—	112
Cost of products sold	—	—	1,211	54	(24)	1,241
Selling, general and administrative expenses	8	1	380	23	—	412
Loss on sale of assets	—	—	25	—	—	25
Amortization expense	—	—	9	—	—	9
Restructuring and asset impairment charges	—	—	(1)	—	—	(1)

Operating income (loss)	(8)	(1)	391	36	(1)	417
Interest and debt expense	—	26	—	—	—	26
Interest income	—	(2)	(11)	—	—	(13)
Intercompany interest (income) expense	6	—	(9)	3	—	—
Intercompany dividend income	—	39	—	—	(39)	—
Other (income) expense, net	—	5	1	(3)	—	3

Income (loss) before income taxes	(14)	9	410	36	(40)	401
Provision for (benefit from) income taxes	(10)	(9)	159	10	—	150
Equity income from subsidiaries	255	259	7	—	(521)	—

Net income	$251	$277	$258	$26	$(561)	$251

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2006
Net sales	$—	$—	$3,770	$284	$(69)	$3,985
Net sales, related party	—	—	260	6	—	266
Cost of products sold	—	—	2,387	123	(69)	2,441
Selling, general and administrative expenses	14	1	653	66	—	734
Amortization expense	—	—	14	—	—	14

Operating income (loss)	(14)	(1)	976	101	—	1,062
Interest and debt expense	22	60	1	4	—	87
Interest income	(1)	(5)	(53)	—	—	(59)
Intercompany interest (income) expense	(8)	1	(22)	29	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other (income) expense, net	3	(2)	1	(5)	—	(3)

Income (loss) before income taxes	(30)	(34)	1,049	73	(21)	1,037
Provision for (benefit from) income taxes	(9)	(26)	403	22	—	390
Equity income from subsidiaries	742	735	11	—	(1,488)	—

Income before extraordinary item	721	727	657	51	(1,509)	647
Extraordinary item-gain on acquisition	—	—	74	—	—	74

Net income	$721	$727	$731	$51	$(1,509)	$721

For the Six Months Ended June 30, 2005
Net sales	$—	$—	$3,648	$211	$(56)	$3,803
Net sales, related party	—	—	249	8	—	257
Cost of products sold	—	—	2,300	109	(57)	2,352
Selling, general and administrative expenses	14	2	717	43	—	776
Amortization expense	—	—	24	—	—	24
Loss on sale of assets	—	—	25	—	—	25
Restructuring and asset impairment charges	—	—	(1)	—	—	(1)

Operating income (loss)	(14)	(2)	832	67	1	884
Interest and debt expense	—	50	—	—	—	50
Interest income	—	(3)	(26)	(1)	—	(30)
Intercompany interest (income) expense	11	(2)	(16)	7	—	—
Intercompany dividend income	—	39	—	—	(39)	—
Other (income) expense, net	—	10	1	(4)	—	7

Income (loss) before income taxes	(25)	(18)	873	65	(38)	857
Provision for (benefit from) income taxes	(12)	(19)	337	19	—	325
Equity income from subsidiaries	545	553	13	—	(1,111)	—

Net income	$532	$554	$549	$46	$(1,149)	$532

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2006
Cash flows (used in) from operating activities.	$787	$569	$86	$21	$(1,360)	$103

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(67)	(6)	—	(73)
Distribution from equity investees	—	—	—	8	—	8
Purchases of short-term investments	—	(3)	(2,963)	—	—	(2,966)
Proceeds from sales of short-term investments	—	—	3,621	—	—	3,621
Intercompany notes receivable	(3,168)	(3,157)	7	—	6,318	—
Net intercompany investments	(381)	219	(219)	381	—	—
Business acquisition	—	—	—	(3,517)	—	(3,517)
Proceeds from sale of business	—	—	—	3	—	3
Other, net	(2)	—	5		—	3

Net cash flows from (used in) investing activities	(3,551)	(2,941)	384	(3,131)	6,318	(2,921)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(368)	(611)	(728)	—	1,339	(368)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Proceeds from exercise of stock options	3	—	—	—	—	3
Tax benefit from exercise of stock options	2	—	—	—	—	2
Repayments of long-term debt	—	(190)	—	—	—	(190)
Issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan credit facility	1,550	—	—	—	—	1,550
Deferred debt issuance costs	(48)	—	—	—	—	(48)
Intercompany notes payable	(9)	3,169	(2)	3,160	(6,318)	—

Net cash flows from (used in) financing activities	2,750	2,368	(730)	3,160	(4,958)	2,590

Net change in cash and cash equivalents	(14)	(4)	(260)	50	—	(228)
Cash and cash equivalents at beginning of period	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of period	$213	$29	$783	$80	$—	$1,105

For the Six Months Ended June 30, 2005

Cash flows from operating activities	$328	$427	$81	$22	$(898)	$(40)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(40)	(7)	2	(45)
Purchases of short-term investments	—	(1)	(4,946)	—	—	(4,947)
Proceeds from sales of short-term investments	—	—	4,726	—	—	4,726
Distribution from equity investees	—	—	—	4	—	4
Intercompany notes receivable	—	10	8	2	(20)	—
Proceeds from sale of business	—	—	35	—	—	35
Other, net	—	—	5	—	(2)	3

Net cash flows from (used in) investing activities	—	9	(212)	(1)	(20)	(224)

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	—	—	—	—	(3)
Dividends paid on common stock	(280)	(435)	(435)	—	870	(280)
Dividends paid on preferred stock	(28)	—	—	—	28	—
Issuance of long term debt	—	498	—	—	—	498
Deferred debt issuance costs	—	(7)	—	—	—	(7)
Proceeds from exercise of stock options	1	—	—	—	—	1
Intercompany notes payable	(8)	—	(4)	(8)	20	—

Net cash flows from (used in) financing activities	(318)	56	(439)	(8)	918	209

Net change in cash and cash equivalents	10	492	(570)	13	—	(55)
Cash and cash equivalents at beginning of period	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of period	$151	$523	$686	$84	$—	$1,444

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2006
Assets
Cash and cash equivalents	$213	$29	$783	$80	$—	$1,105
Short-term investments	—	114	603	—	—	717
Accounts and notes receivable	1	5	63	43	—	112
Accounts receivable, related party	—	—	27	6	—	33
Income tax receivable	—	1	11	—	—	12
Inventories	—	—	890	229	—	1,119
Deferred income taxes	2	2	841	19	—	864
Prepaid expenses	13	16	111	7	(28)	119
Assets held for sale	—	—	2	—	—	2
Short-term intercompany notes and interest receivable	340	432	425	8	(1,205)	—
Other intercompany receivables	—	—	10	54	(64)	—

Total current assets	569	599	3,766	446	(1,297)	4,083
Property, plant and equipment, net	—	—	976	89	—	1,065
Trademarks, net	—	—	2,002	180	—	2,182
Goodwill	—	—	5,305	3,754	—	9,059
Other intangibles, net	2	—	141	79	—	222
Long-term intercompany notes	4,136	3,103	359	—	(7,598)	—
Investment in subsidiaries	7,268	8,148	27	—	(15,443)	—
Other assets and deferred charges	85	29	181	44	(16)	323

Total assets	$12,060	$11,879	$12,757	$4,592	$(24,354)	$16,934

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$1,488	$11	$—	$1,499
Accounts payable and other accrued liabilities	231	29	1,320	125	(28)	1,677
Due to related party	—	—	10	—	—	10
Deferred revenue, related party	—	—	49	—	—	49
Current maturities of long-term debt	251	63	—	—	—	314
Short-term intercompany notes and interest payable	23	742	11	429	(1,205)	—
Other intercompany payables	17	47	—	—	(64)	—

Total current liabilities	522	881	2,878	565	(1,297)	3,549
Intercompany notes	359	4,136	4	3,099	(7,598)	—
Long-term debt (less current maturities)	4,226	187	—	—	—	4,413
Deferred income taxes	—	—	515	81	(16)	580
Long-term retirement benefits	22	17	1,148	49	—	1,236
Other noncurrent liabilities	19	91	122	12	—	244
Shareholders’ equity	6,912	6,567	8,090	786	(15,443)	6,912

Total liabilities and shareholders’ equity	$12,060	$11,879	$12,757	$4,592	$(24,354)	$16,934

December 31, 2005
Assets
Cash and cash equivalents	$227	$33	$1,043	$30	$—	$1,333
Short-term investments	—	111	1,262	—	—	1,373
Accounts and notes receivable	—	8	61	30	—	99
Accounts receivable, related party	—	—	67	—	—	67
Income tax receivable	—	74	85	—	—	159
Inventories	—	—	974	92	—	1,066
Deferred income taxes	3	2	844	16	—	865
Prepaid expenses	6	5	89	5	(7)	98
Assets held for sale	—	—	1	4	—	5
Short-term intercompany notes and interest receivable	—	88	424	9	(521)	—
Other intercompany receivables	248	—	—	78	(326)	—

Total current assets	484	321	4,850	264	(854)	5,065
Property, plant and equipment, net	—	—	995	58	—	1,053

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trademarks, net	—	—	2,008	180	—	2,188
Goodwill	—	—	5,309	363	—	5,672
Other intangibles, net	—	—	147	79	—	226
Long-term intercompany notes	—	263	367	—	(630)	—
Investment in subsidiaries	6,860	8,472	29	—	(15,361)	—
Other assets and deferred charges	20	60	204	44	(13)	315

Total assets	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,236	$18	$—	$2,254
Accounts payable and other accrued liabilities	383	40	1,086	103	(7)	1,605
Due to related party	—	—	31	—	—	31
Deferred revenue, related party	—	—	69	—	—	69
Current maturities of long-term debt	—	190	—	—	—	190
Short-term intercompany notes and interest payable	23	401	12	85	(521)	—
Other intercompany payables	—	323	3	—	(326)	—

Total current liabilities	406	954	3,437	206	(854)	4,149
Intercompany notes	367	—	7	256	(630)	—
Long-term debt (less current maturities)	—	1,558	—	—	—	1,558
Deferred income taxes	—	5	562	84	(12)	639
Long-term retirement benefits	25	18	1,317	14	—	1,374
Other noncurrent liabilities	13	91	137	5	—	246
Shareholders’ equity	6,553	6,490	8,449	423	(15,362)	6,553

Total liabilities and shareholders’ equity	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 – Subsequent event
     On July 19, 2006, RAI’s Board of Directors approved a two-for-one stock split of RAI’s common stock, to be issued on August 14, 2006, to shareholders of record on July 31, 2006. Shareholders on the record date will receive one additional share of RAI common stock for each share owned. After the split, there will be approximately 295 million shares outstanding of RAI common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2006 with the second quarter of 2005 and the first six months of 2006 with the first six months of 2005. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Initiatives
     RAI’s operating subsidiaries include RJR Tobacco, Santa Fe, Lane, GPI and Conwood. RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2005. Those brands, and its other brands, including PALL MALL, ECLIPSE, MISTY, CAPRI, CARLTON, VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages the BAT contract manufacturing business.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. RAI acquired Conwood on May 31, 2006. Conwood’s primary brands include its largest selling moist snuff brands, KODIAK and GRIZZLY, two of the six best-selling brands of moist snuff in the United States in 2005, and LEVI GARRETT loose leaf brand. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products and held the first or second position in market share in each category in 2005.
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
     RJR Tobacco
     RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to continue to decline over time. Trade inventory adjustments may result in short-term changes in demand for its operating subsidiaries’ products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. In the second quarter of 2006, RJR Tobacco’s net sales were positively impacted by a wholesale-inventory build-up prior to the July 4th holiday and RJR Tobacco’s implementation of an SAP enterprise business system in early July. The second quarter increased shipments will likely be balanced by corresponding decreases in the third quarter of 2006. RJR Tobacco believes it is not appropriate for it to speculate on other external factors that may impact the purchasing decision of the wholesale and retail tobacco distributors.
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
     RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty and switch adult smokers of competing brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly over time as a result of higher state excise taxes and the strength of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.
     RJR Tobacco’s brand portfolio strategy, which took effect at the beginning of 2005, includes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The non-support brands, comprised of all remaining brands, are managed to maximize near-term profitability. RJR Tobacco expects that, over a four to six-year time frame, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on investment brands offset declines among other brands.
     Conwood
     On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed its $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC, and Conwood-2 LLC. The acquired companies are collectively referred to as Conwood. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. See notes 5 and 6 to condensed consolidated financial statements (unaudited) for additional information relating to borrowing arrangements and long-term debt. RAI believes the Conwood acquisition will enhance shareholder value and be accretive to operating earnings.
     The Conwood acquisition also is expected to enhance RAI’s efforts to offer a range of differentiated tobacco products to adult consumers. RAI intends to combine the operations of Lane with Conwood by the end of 2007 in order to consolidate and strengthen the companies’ portfolio of smokeless tobacco products.
          Conwood is the only company with brands in every category of the smokeless tobacco market, including moist snuff, loose leaf, dry snuff, plug and twist tobacco. Conwood’s moist snuff products accounted for approximately 72% of its total net sales in 2005.
          In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes have grown at an average rate of approximately four percent per year over the last four years with an accelerated growth of price-value brands. Also, the profit margins on moist snuff are significantly higher than in the cigarette industry. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products. Within the moist snuff category, the price-value brands have gained market share over the premium brands in recent years.
          Conwood’s U.S. moist snuff market share is approximately 25%, based on distributor reported data processed by Management Science Associates, Inc., referred to as MSAi, for distributor shipments to retail. Conwood has more than doubled its total share in the past six years. Conwood’s continued growth is attributable to its innovation, product development and brand building, including the launch of the GRIZZLY moist snuff brand in 2001.
          Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.
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

Purchase Accounting
     RAI accounts for business combination transactions in accordance with SFAS No. 141 “Business Combinations.” SFAS No. 141 requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. Estimates of fair values for property, plant and equipment, trademarks and other identifiable intangibles generally are based on independent appraisals; pension and postretirement obligations are based on actuarial studies; and other accounts are based on management’s best estimates using assumptions that are believed to be reasonable. In addition, depreciation of property, plant and equipment and amortization of trademarks and other intangibles with finite lives are directly related to estimated fair values and estimated useful lives determined as of the acquisition date. The determination of fair values involves considerable estimation and judgment. Among other things, it requires developing forecasts of cash flows and discount rates for trademarks and other intangibles; selecting appropriate valuation bases and methodologies for property, plant and equipment; determining appropriate actuarial assumptions for pensions and postretirement plans; and determining the number and timing of employees to be terminated or relocated and the associated costs. The value of goodwill and trademarks and other intangibles with indefinite lives will be subjected to annual impairment testing that could result in future impairment charges. Changes in the useful lives of property, plant and equipment, trademarks or other intangibles could impact depreciation or, in certain situations, impairment charges.
Tobacco-Related Litigation
     RAI discloses information concerning tobacco-related litigation for which an unfavorable outcome is more than remote. RAI and its subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. RAI and its subsidiaries will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.
     As discussed in note 8 to condensed consolidated financial statements (unaudited), RJR Tobacco, Conwood and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle case, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. The July 2000, Engle punitive damages verdict was reversed by the intermediate appellate court on May 21, 2003, and the reversal was upheld by the Florida Supreme Court on July 6, 2006. RJR Tobacco has paid approximately $18 million since 2003 related to unfavorable smoking and health judgments, including pre-acquisition contingencies related to the B&W business combination.
     RAI and its subsidiaries believe, however, that they have valid bases for appeals in their pending cases, and believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. During the first quarter of 2006, RJR Tobacco accrued $5 million related to a settlement agreement in principle reached in a California case involving distribution of free cigarettes. This amount is included in selling, general and administrative expenses in the condensed consolidated statement of income (unaudited) for the six-month period ended June 30, 2006 and was paid in the second quarter of 2006. See “–Other litigation and developments” in note 8 in RAI’s condensed consolidated financial statements (unaudited) for additional information. However, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable. Accordingly, no liability for smoking and health tobacco litigation or smokeless tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited) as of June 30, 2006. As discussed in more detail in note 8 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, Conwood or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries.

Settlement Agreements
     As discussed in note 8 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by them, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “–Governmental Health-Care Cost Recovery Cases–MSA and Other State Settlement Agreements” and “–MSA–Enforcement and Validity” in note 8 to condensed consolidated financial statements (unaudited).
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
     RAI recorded adjustments of $9 million and $74 million in the three- and six-month periods ended June 30, 2006, respectively, to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” referred to as FIN No. 48. FIN No. 48 clarifies SFAS No. 109 “Accounting for Income Taxes” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. FIN No. 48 is effective for RAI as of January 1, 2007. RAI has not yet determined the impact of the adoption of FIN No. 48 on its financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended June 30,[1]			Six Months Ended June 30,[1]
			%			%
	2006	2005	Change	2006	2005	Change
Net sales:[2]
RJR Tobacco	$2,103	$1,961	7.2%	$3,930	$3,767	4.3%
Conwood	42	—	NM [4]	42	—	NM [4]
All other	146	142	2.8%	279	293	(4.8)%

Net sales	2,291	2,103	8.9%	4,251	4,060	4.7%
Cost of products sold[2,3]	1,276	1,241	2.8%	2,441	2,352	3.8%
Selling, general and administrative expenses	392	412	(4.9)%	734	776	(5.4)%
Amortization expense	7	9	(2.2)%	14	24	(41.7)%
Loss on sale of assets	—	25	NM [4]	—	25	NM [4]
Restructuring and asset impairment charges	—	(1)	NM [4]	—	(1)	NM [4]

Operating income:
RJR Tobacco	$549	$407	34.9%	$954	$845	12.9%
Conwood	27	—	NM [4]	27	—	NM [4]
All other	49	19	157.9%	97	55	76.4%
Corporate expense	(9)	(9)	0.0%	(16)	(16)	0.0%

	$616	$417	47.7%	$1,062	$884	20.1%

[1] Conwood’s net sales and operating income include results of operations for the month of June 2006, only.

[2] Excludes excise taxes of:

RJR Tobacco	$531	$527		$996	$1,004
Conwood	1	—		1	—
All other	37	32		72	63

	$569	$559		$1,069	$1,067

[3]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

[4]	Percent change is not meaningful.
RJR Tobacco
     Net Sales
     RJR Tobacco’s net sales for the second quarter of 2006 increased $142 million from the comparable prior-year quarter, primarily due to higher pricing resulting from a January 2006 price increase. Net sales increased $163 million during the first half of 2006 from the comparable prior-year period, primarily due to higher pricing net of higher discounting. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows1:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2006	2005	Change	2006	2005	Change
RJR Tobacco
Investment brands:
CAMEL excluding non-filter	6.3	5.5	14.0%	11.6	10.4	12.2%
KOOL	3.1	3.0	3.5%	5.9	5.7	3.8%

	9.4	8.5	10.3%	17.6	16.1	9.2%

Selective support brands:
DORAL	4.4	4.3	1.7%	8.3	8.4	(1.0)%
WINSTON	3.6	3.7	(2.7)%	6.7	7.1	(4.8)%
SALEM	1.9	2.0	(5.7)%	3.6	3.8	(5.7)%
PALL MALL Savings	1.8	1.5	22.5%	3.3	2.8	15.6%

	11.7	11.5	1.7%	21.9	22.1	(0.9)%

Non-support brands	6.8	7.6	(9.8)%	13.0	14.4	(9.3)%

Total domestic	27.9	27.6	1.2%	52.5	52.5	(0.1)%

Total full-price	17.1	16.6	2.7%	32.1	31.6	1.5%
Total savings	10.8	11.0	(1.1)%	20.4	21.0	(2.6)%

Total domestic	27.9	27.6	1.2%	52.5	52.5	(0.1)%

Industry[2]
Full-price	70.0	71.5	(2.1)%	133.6	134.2	(0.5)%
Savings	26.8	28.5	(6.1)%	51.2	53.7	(4.8)%

Industry total domestic	96.7	100.0	(3.3)%	184.7	187.9	(1.7)%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect MSAi’s revised methodology adopted to better estimate industry volume.
     RJR Tobacco’s total domestic shipment volume increased 1.2% in the second quarter of 2006 from the second quarter of 2005 and was stable at 52.5 billion units for the first half of 2006 compared to the first half of 2005. The first half of 2006 volume reflected an extra shipping day and was also positively impacted by a wholesale-inventory build-up prior to the July 4th holiday and RJR Tobacco’s implementation of an SAP enterprise business system in early July. The second quarter increased shipments will likely be balanced by corresponding decreases in the third quarter of 2006. Offsetting the increase in shipments in the second quarter are continuing declines in consumption, or retail sales to consumers. RJR Tobacco’s full-year 2006 volume decline is expected to be approximately 4%. The overall cigarette industry decline is expected to be between 2% and 3%.
     Shipments in the full-priced tier increased to 61.2% of RJR Tobacco’s total domestic shipments during the second quarter of 2006 as compared with 60.3% in the prior-year quarter. RJR Tobacco’s full-price shipments were 61.1% and 60.1% of total shipments for the six months ended June 30, 2006 and 2005, respectively. The industry’s full-price shipments increased to 72.3% from 71.5% in the three months ended June 30, 2006 and 2005, respectively, and to 72.3% from 71.4% for the six months ended June 30, 2006 and 2005, respectively.

     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	Three Months Ended[2,3]
	June 30,
	2006-	March 31,	Share Point	June 30,	Share Point
	preliminary	2006	Change	2005	Change
Investment brands:
CAMEL excluding non-filter	7.35%	7.20%	0.15	6.60%	0.75
KOOL	3.12%	3.09%	0.03	2.99%	0.12

Total investment brands	10.46%	10.29%	0.18	9.59%	0.88

Selective support brands:
DORAL	4.39%	4.42%	(0.03)	4.63%	(0.25)
WINSTON	3.81%	3.86%	(0.05)	4.05%	(0.24)
SALEM	2.05%	2.10%	(0.04)	2.23%	(0.17)
PALL MALL Savings	1.92%	1.66%	0.26	1.52%	0.40
ECLIPSE	0.01%	0.01%	—	0.01%	—

Total selective support brands	12.18%	12.05%	0.13	12.44%	(0.26)

Non-support brands	7.25%	7.61%	(0.36)	8.06%	(0.81)

RJR Tobacco total domestic	29.90%	29.95%	(0.05)	30.08%	(0.19)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	These amounts, including the restatement of prior periods, reflect IRI’s revised methodology adopted to better reflect industry dynamics.

[3]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles increased slightly from the prior quarter and grew 0.75 share points from the comparable prior-year quarter. In the first quarter of 2006, CAMEL introduced new CAMEL Wides packaging and initiated efforts to enhance the performance of the brand’s menthol styles, including new packaging. In the second quarter of 2006, CAMEL introduced CAMEL SNUS, a smokeless, spitless tobacco product, in test markets. KOOL continues to maintain its appeal among adult menthol smokers and increased its share in the first quarter of 2006 over the prior-year quarter. At the end of the second quarter of 2005, RJR Tobacco introduced KOOL’s “Be True” advertising campaign to support KOOL’s future growth potential.
     The combined share of market of RJR Tobacco’s investment brands during the second quarter of 2006 showed improvement over the comparative prior-year quarter. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. Within the selective support brands, PALL MALL savings continued to show slight share growth during 2006. The share results for the first six months of 2006 were in line with the current brand portfolio strategy.
     RJR Tobacco’s full-price share position was 18.67% of the market in the second quarter of 2006, was level with the first quarter of 2006 and increased 0.27 share points from the second quarter of 2005. RJR Tobacco’s savings share position of 11.23% of the market in the second quarter of 2006 declined 0.05 share points from the first quarter of 2006 and 0.46 share points compared with the second quarter 2005.
     Operating Income
     RJR Tobacco’s operating income for the second quarter of 2006 increased to $549 million from $407 million in the comparable prior-year quarter, primarily due to higher net sales, discussed above. Lower selling, general and administrative expenses were nearly offset by higher costs of products sold. Operating income increased $109 million during the first half of 2006 from the comparable prior-year period due to the same factors.

     RJR Tobacco’s operating income was also impacted by lower amortization expense of $2 million for the three-month comparable periods and $10 million for the six-month comparable periods, primarily due to certain acquired consumer-related intangibles being fully amortized prior to 2006. See note 2 to condensed consolidated financial statements (unaudited) for information relating to the 2003 and 2002 restructuring reserves, including the $1 million adjustment recorded in the second quarter of 2005 relating to the sale of the packaging operations.
     RJR Tobacco’s cost of products was negatively impacted by increased MSA settlement and federal tobacco buyout expenses, as detailed in the schedule below:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Settlement	$699	$673	$1,315	$1,284
Phase II growers’ liability offset	—	(14)	—	(79)

Total settlement expense	$699	$659	$1,315	$1,205

Federal tobacco quota buyout	$66	$71	$131	$133
Federal quota tobacco stock liquidation assessment	—	4	(9)	7

Total quota buyout expense	$66	$75	$122	$140

     RJR Tobacco’s MSA and other state settlement expenses are expected to be approximately $2.6 billion in 2006, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million in 2006. For additional information, see “Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” in note 8 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
     Selling, general and administrative expenses for RJR Tobacco were positively impacted by a $25 million decrease in B&W business combination related integration costs and a $13 million decrease in legal expenses during the second quarter of 2006 compared with the prior-year period. Selling, general and administrative expenses decreased during the first half of 2006 compared with the prior-year period, primarily due to a $40 million decrease in B&W business combination related integration costs and a $22 million decrease in legal expenses.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended June 30, 2006 and 2005, RJR Tobacco’s product liability defense costs were $30 million and $43 million, respectively. For the six-month periods ended June 30, 2006 and 2005, RJR Tobacco’s product liability defense costs were $57 million and $79 million, respectively. The decrease in product liability defense costs for these comparative periods was primarily related to the Department of Justice case in trial during the first six months of 2005.
     “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “Litigation Affecting the Cigarette Industry–Overview” in note 8 to condensed consolidated financial statements (unaudited):
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
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry–Overview” in note 8 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry–Scheduled Trials” in note 8 for detailed information regarding the number and nature of cases in trial and scheduled for trial during the remainder of 2006 and the first half of 2007.
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
Conwood
     The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statement of income (unaudited) includes only the results of operations of Conwood for June 2006. Conwood’s moist snuff products accounted for approximately 75% of Conwood’s total net sales of $42 million for June 2006. Conwood’s net sales are dependent upon premium versus price-value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     The shares of Conwood’s moist snuff products presented below include periods prior to the acquisition by RAI for enhanced analysis. The Conwood shares of the moist snuff category as a percentage of total share of U.S. retail moist snuff sales, according to distributor reported data1 processed by MSAi, were as follows:

	Three Months Ended[2]
	June 30,	March 31,	Share Point	June 30,	Share Point
	2006	2006	Change	2005	Change
Moist snuff:
Premium
KODIAK	5.38%	5.25%	0.13	6.20%	(0.82)
Other	0.35%	0.35%	(0.00)	0.40%	(0.05)

	5.73%	5.60%	0.13	6.60%	(0.87)

Price-value
GRIZZLY	19.15%	18.68%	0.47	15.57%	3.58
Other	0.29%	0.33%	(0.04)	0.42%	(0.13)

	19.44%	19.01%	0.43	15.99%	3.45

Total moist snuff	25.17%	24.61%	0.56	22.59%	2.58

[1]	Distributor shipments to retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

     GRIZZLY’s growth led Conwood’s price-value share position to approximately 19.44% of the market in the second quarter of 2006, an increase of 0.43 share points from the first quarter of 2006 and 3.45 share points compared with the second quarter of 2005. Conwood’s premium share position of approximately 5.73% of the market in the second quarter of 2006 increased 0.13 share points from the first quarter of 2006 and decreased 0.87 share points from the second quarter of 2005.
All Other
     All other net sales for the second quarter of 2006 increased $4 million from the comparable prior-year quarter, and net sales for the first six months of 2006 decreased $14 million from the comparable prior-year period. Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share in 2006. Offsetting Santa Fe’s growth was the unfavorable impact of the May 2005 sale of the packaging operations and its net sales of $8 million and $31 million for the three- and six-month periods ended June 30, 2005, respectively.
     Operating income for both comparable periods was favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand, coupled with the $25 million 2005 loss relating to the sale of the packaging operations. See note 2 to condensed consolidated financial statements (unaudited) for information relating to the sale of the packaging operations. Cost of products sold includes MSA settlement expense of $6 million and $7 million for the three months ended June 30, 2006 and 2005, respectively, and $12 million and $13 million for the six months ended June 30, 2006 and 2005, respectively.
RAI Consolidated
     Interest and debt expense was $52 million and $87 million during the three- and six-month periods ended June 30, 2006, respectively, an increase of $26 million and $37 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher debt balances, resulting from the June 2005 RJR private debt offering and the debt incurred by RAI to fund the Conwood acquisition in May 2006, in addition to higher interest rates as an effect of interest rate swaps. See “–Debt” below for additional information.
     Interest income was $23 million and $59 million during the three- and six-month periods ended June 30, 2006, respectively, an increase of $10 million and $29 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher interest rates and, to a lesser extent, higher average cash balances.
     Provision for income taxes was $223 million, or an effective rate of 37.8%, in the second quarter of 2006 compared with $150 million, or an effective rate of 37.2%, in the second quarter of 2005. The provision for income taxes during the first half of 2006 was $390 million, or an effective rate of 37.6%, compared with $325 million, or an effective rate of 37.9% during the first half of 2005. The effective tax rate for the first six months of 2006 includes favorable resolutions of certain prior years’ tax matters, offset by higher projected non-deductible items. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004.
     Extraordinary items includes a gain of $9 million and $74 million for the three- and six-month periods ended June 30, 2006, respectively, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RAI and RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing or accelerated declines in consumption, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.
     The second quarter debt issuance resulted in the following material changes in RAI’s contractual obligations at June 30, 2006, compared with December 31, 2005:

	Payments Due by Period
		Less than 1
		Year	1-3 Years	4-5 Years
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt issued in May 2006, net of discount, exclusive of interest[1]	$1,641	$—	$—	$—	$1,641
Borrowings under the RAI Credit Facilities issued in May 2006, exclusive of interest[1,2]	1,550	8	31	31	1,480
Interest payments related to long-term debt issued in May 2006[1]	1,141	62	248	248	583
Interest payments related to the RAI Credit Facilities issued in May 2006[1]	680	45	227	225	183

Total change in cash obligations	$5,012	$115	$506	$504	$3,887

[1]	For more information about RAI’s long-term debt and the RAI Credit Facilities, see “ –Debt” below and notes 5 and 6 to condensed consolidated financial statements (unaudited).

[2]	Only mandatory quarterly repayments are presented. Potential mandatory repayments based on excess cash flow calculations as defined in the credit agreement are excluded. Voluntary repayments may be made without premium prior to maturity.
Cash Flows
     Net cash flows from operating activities were $103 million in the first six months of 2006, compared with net cash flows used in operating activities of $40 million in the first six months of 2005. This increase is primarily due to an increase in net income of $189 million and the receipt of an IRS tax refund in the first half of 2006, partially offset by higher pension funding and higher income taxes paid in 2006.
     Net cash flows used in investing activities were $2.9 billion in the first six months of 2006, compared with $224 million in the prior-year period. This change is primarily due to the acquisition of Conwood for $3.5 billion, offset in part by higher net proceeds from short-term investments of $876 million.
     Net cash flows from financing activities were $2.6 billion in the first six months of 2006, compared with $209 million in the prior-year period. This change is primarily due to $3.2 billion proceeds from RAI’s debt issuances to fund the Conwood acquisition, offset in part by higher dividends paid per share of common stock, repayments of other long-term debt and higher debt issuance costs.
Stock Repurchases
     RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under this plan are cancelled at the time of repurchase. There were no share repurchases during the first six months of 2006.
Stock split

     On July 19, 2006, RAI’s Board of Directors approved a two-for-one stock split of RAI’s common stock to be issued on August 14, 2006, to shareholders of record on July 31, 2006. Shareholders on the record date will receive one additional share of RAI common stock for each share owned. After the split, there will be approximately 295 million shares outstanding of RAI common stock.
Dividends
     On May 3, 2006, RAI’s Board of Directors declared a quarterly cash dividend of $1.25 per common share. The dividend was payable on July 3, 2006, to shareholders of record as of June 9, 2006.
     On July 19, 2006, RAI’s Board of Directors declared a quarterly cash dividend of $0.75 per common share, after giving effect to the stock split. The dividend will be payable on October 2, 2006, to shareholders of record as of September 11, 2006. On an annualized basis, after the effect of the stock split, the dividend rate is $3.00 per common share, a 20% increase from the prior annualized amount of $2.50 per common share. RAI’s dividend policy states dividends are to be paid to the shareholders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries’ capital expenditures were $73 million for the first six months of 2006, of which $5 million related to the fourth quarter of 2005, compared with $45 million for the first six months of 2005. The increase in 2006 is primarily due to increased expenditures relating to the implementation of an SAP enterprise business system and the purchase of a previously leased aircraft. RJR Tobacco plans to spend an additional $85 million to $95 million, and Conwood plans to spend approximately $10 million for capital expenditures during the remainder of 2006, funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2006.
Debt
     Credit Facilities
     On May 31, 2006, RAI entered into new $2.1 billion senior, secured credit facilities, consisting of a six-year $1.55 billion secured term loan and a five-year, $550 million secured revolving credit facility. The credit agreement related to the RAI Credit Facilities is an amendment and restatement of the agreement related to RJR’s prior revolving credit facility, which the RAI revolving credit facility replaced. RAI’s proceeds from the term loan were used, together with the net proceeds of a private debt offering and available cash, to finance the Conwood acquisition.
     RAI’s term loan requires quarterly, mandatory repayments of approximately $4 million, beginning September 30, 2006. An additional mandatory repayment is due 110 days after the last day of each year, commencing December 31, 2007, equal to excess cash flow as defined in the credit agreement, including reductions for, among other things, capital expenditures, cash dividends, debt principal payments and pension funding.
     RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At June 30, 2006, RAI had $25 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $525 million of the revolving credit facility was available for borrowing.
     Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio and the credit ratings assigned to the RAI Credit Facilities. At June 30, 2006, RAI had the following term loan amounts outstanding: $700 million bearing interest at the June 1, 2006, three-month LIBOR rate plus 1.875% and $850 million bearing interest at the June 1, 2006, six-month LIBOR rate plus 1.875%.

     The RAI Credit Facilities have restrictive covenants that limit RAI’s and its subsidiaries’ ability to pay dividends and repurchase stock, make investments, prepay certain indebtedness, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the revolving credit facility, RAI’s cumulative dividends generally may not exceed the sum of $625 million plus 75% of cumulative adjusted net income as (defined in the credit agreement).
     RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its material subsidiaries, guarantee RAI’s obligations under the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries to secure such obligations. RAI has assigned its interest in RJR Tobacco common stock, which stock secures certain intercompany indebtedness owing by RJR to RAI, as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P.
     Long-term debt
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
     On May 19, 2006, RAI commenced, in a private offering, an offer to exchange up to $1.45 billion of RJR’s outstanding guaranteed, secured notes for like principal amounts of new RAI guaranteed, secured notes. The offer was made to certain institutional holders of the RJR notes. Each new series of RAI notes have identical terms as the corresponding series of RJR notes with respect to interest rates, redemption terms and interest payment and maturity dates. In conjunction with the exchange offer, consents were solicited from the RJR noteholders to eliminate substantially all of the restrictive covenants and to eliminate an event of default from the RJR indentures governing the series of RJR notes subject to the exchange offer. RAI will be required to pay additional interest on the new RAI notes at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an offer to exchange such privately placed notes for registered notes no later than January 16, 2007. The requisite number of consents were received, and, as a result, the remaining RJR notes are now unsecured.
     At the closing of the exchange offer on June 20, 2006, approximately 89% of the RJR notes were validly tendered for exchange and were accepted by RAI. The tendered RJR notes were cancelled. The $161 million aggregate principal amount of RJR notes that are still outstanding under the amended RJR indentures are now unsecured, but remain guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI. RJR also has $89 million of other non-bank debt that is neither secured nor guaranteed.
     On May 31, 2006, RAI completed a private offering of $1.65 billion in aggregate principal amount of senior, secured notes, consisting of $625 million of 7.25% senior secured notes due June 1, 2013, $775 million of 7.625% senior secured notes due June 1, 2016 and $250 million of 7.75% senior secured notes due June 1, 2018. RAI will be required to pay additional interest on the foregoing notes at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an offer to exchange such privately placed notes for registered notes no later than December 27, 2006. RAI’s net proceeds from the private offering, together with the proceeds from the term loan and available cash, were used to finance the Conwood acquisition.
     In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its material subsidiaries, guarantee RAI’s long-term secured notes. RAI has assigned its interest in RJR Tobacco common stock, which stock secures certain intercompany indebtedness owing by RJR to RAI, as collateral for RAI’s long-term secured notes. Also, RJR Tobacco and Conwood’s material subsidiaries have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term senior secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of its subsidiaries.
     On March 14, 2006, RJR filed a shelf registration statement with the SEC, immediately effective upon filing, for an indeterminate amount of debt securities. Pursuant to this shelf registration statement, RJR may issue debt securities guaranteed by its parent, RAI, and certain of RJR’s subsidiaries, including RJR Tobacco. As of the date of this filing, no debt securities have been issued thereunder.
     As of the date of this filing, Moody’s corporate credit rating of RAI is Ba2, positive outlook, and S&P’s rating is BB+, negative outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
     As of June 30, 2006, long-term debt consisted of the following:

June 30,
2006
RJR 8.5%–9.25% unsecured notes, due 2007 to 2013	$89
RJR 6.5%–7.875% guaranteed, unsecured notes, due 2007 to 2015	161

Total RJR debt	250

RAI 6.5%–7.875% guaranteed, secured notes, due 2007 to 2015[1]	1,286
RAI 7.25%–7.75% guaranteed, secured notes, due 2013 to 2018[2]	1,641
RAI Floating rate term loan, due 2012	1,550

Total RAI debt	4,477

Total debt	4,727
Current maturities of long-term debt	(314)

$4,413

[1]	RAI debt arising from the RJR exchanged notes, see above for additional information.

[2]	RAI newly issued long-term debt, see above for additional information.
     At its option, RAI and RJR may redeem any or all of their outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of its debt obligations. Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2006.
Litigation and Settlements
     Various legal claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood and their affiliates, including RAI, or indemnitees. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 8 to condensed consolidated financial statements (unaudited).

     Even though RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, Conwood or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 8 to condensed consolidated financial statements (unaudited), the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” in note 8 to condensed consolidated financial statements (unaudited). The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
          The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment, which relates to a specified market year, is available. In April 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by an independent auditor designated under the MSA.
          The settling states contend that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. More than 30 of the settling states have filed legal proceedings seeking orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA. See note 8 to condensed consolidated financial statements (unaudited) for additional information regarding these proceedings.
Governmental Activity
          The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:
•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of flavorings in tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
     In addition, during the remainder of 2006, the U.S. Congress may consider legislation regarding:

•	further increases in the federal excise tax on cigarettes and other tobacco products;

•	regulation of the manufacture and sale of tobacco products by the U.S. Food and Drug Administration;

•	regulation of environmental tobacco smoke;

•	additional warnings on tobacco packaging and advertising;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning of the delivery of tobacco products by the U.S. Postal Service.
Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
          Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. In 2005, seven state legislatures increased the cigarette excise tax per pack in their respective states. As a result of these increases, on July 1, 2006, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.788. Four states have passed excise tax per pack increases in 2006: Texas ($0.41 to $1.41, effective January 1, 2007); New Jersey ($2.40 to $2.575, effective July 15, 2006), Vermont ($1.19 to $1.79 on July 1, 2006, and $1.79 to $1.99 on July 1, 2008) and Hawaii ($1.40 to $2.60 over six years, in six annual increments of $0.20, commencing October 1, 2006). Additionally, four states, including California with a $2.60 increase per pack measure, may have proposals to increase the cigarette excise tax on the ballot during November elections later this year. RJR Tobacco and Conwood, as part of coalitions in each state, expect to spend up to $40 million in 2006, to address these and other tobacco-related initiatives. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
          In addition, Minnesota enacted a “health impact fee,” effective August 1, 2005, that among other things imposes (1) a $0.75 per pack fee on cigarettes, which is in addition to its current cigarette excise tax of $0.48 per pack, and (2) a 35% ad valorem fee on smokeless tobacco products, which, when combined with the current excise tax rate of 35%, raises the aggregate effective rate to 70%. The legislation imposing the health impact fee expressly states that its purpose is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and certain other tobacco manufacturers and distributors filed a motion in Minnesota state court to enforce provisions of the Minnesota settlement agreement, which in the view of RJR Tobacco and the other moving parties released any right the state might have to claim additional compensation for such costs, beyond that provided by the ongoing payments made to the state annually pursuant to the terms of the settlement agreement. After a hearing on this motion, the court ruled, on December 20, 2005, that the health impact fee violates the terms of the settlement and is unconstitutional. On December 28, 2005, the state noticed an appeal of the court’s ruling, and on January 18, 2006, the parties entered an agreed stipulation that permitted the state to continue to collect the health impact fee during the pendency of all relevant appeals. On May 16, 2006, the Minnesota Supreme Court held that the health impact fee neither violated the terms of the settlement nor was unconstitutional.
          Separately, a class action complaint was filed on January 23, 2006, in the Fourth Judicial District of Minnesota State Court on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class action complaint names RJR Tobacco and various other entities as defendants, and asserts an unjust enrichment claim, seeks the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requests that these monies “be distributed by the best means practicable to the Class members.” This case has been transferred to the court presiding over RJR Tobacco’s motion to enforce provisions of the Minnesota settlement agreement, described in the previous paragraph.
          A federal excise tax was imposed on smokeless tobacco products in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. The current federal excise tax on smokeless tobacco is $0.195 per pound for chewing tobacco, and $0.585 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, is $1.828 per thousand. Large cigars are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand. Forty-nine states also subject smokeless tobacco to excise taxes. As of January 1, 2006, 43 states taxed smokeless tobacco on an ad valorem basis at rates that range from 3% in North Carolina to 90% in Massachusetts. California, which adjusts its rate annually in an effort to equalize smokeless tobacco and cigarette taxes, currently imposes a rate of 46.76%. In 2006, Texas passed legislation that raises its ad valorem excise tax rate to 40% effective January 1, 2007. Alabama, Arizona, Connecticut, Montana and North Dakota tax moist snuff (and in Alabama, Arizona and North Dakota chewing tobacco as well) on the bases of weight at rates ranging from $0.01 for snuff units weighing less than 5/8 of an ounce in Alabama to $0.85 per ounce of snuff in Montana, and $0.015 per ounce for chewing tobacco in Alabama to $0.16 per ounce in North Dakota. Kentucky has a unit tax of $0.095 per unit on moist snuff. Three states have changed the method of taxing moist snuff from an ad valorem basis to a weight-based tax during the second quarter of 2006. The new weight-based tax rates on moist snuff are as follows: Vermont $1.49 per ounce, Rhode Island $1.00 per ounce and New Jersey $0.75 per ounce. Cigars are generally taxed on an ad valorem basis, ranging from 3% in North Carolina to 75% in Alaska and Washington. Alabama, Arizona, Oklahoma and Texas have unit-based tax schemes for cigars, while California, Connecticut, Florida, Tennessee and Vermont tax little cigars the same as cigarettes. The Commonwealth of Pennsylvania levies no tax on other tobacco products.
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
          During the past four decades, various laws affecting the cigarette industry have been enacted. In 1964, Congress enacted the Comprehensive Smoking Education Act. Among other things, this act:
•	establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the pubic of any dangers to human health presented by cigarette smoking;

•	requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis;

•	increases type size and area of the warning required in cigarette advertisements; and

•	requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients added to tobacco in the manufacture of cigarettes to the Secretary of Health and Human Services.
          The warnings currently required on cigarette packages and advertisements are:
•	“SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy;”

•	“SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious risks To Your Health ;”

•	“SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight;” and

•	“SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”
          Since the initial report in 1964, the Secretary of Health, Education and Welfare (now the Secretary of Health and Human Services) and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act required states to adopt a minimum age of 18 for purchase of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation. And in June 2006, the Surgeon General released a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Among its conclusions, the report found the following: exposure of adults to secondhand smoke causes coronary heart disease and lung cancer, exposure of children to secondhand smoke results in an increased risk to sudden infant death syndrome, acute respiratory infections, ear problems and more severe asthma; and that there is no risk-free level of exposure to second-hand smoke.
          In 1986, Congress enacted the Comprehensive Smokeless Tobacco Health Education Act of 1986, which, among other things, required health warning notices on smokeless tobacco packages and advertising and prohibited the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. The warnings currently required on smokeless tobacco packages and advertising are:
•	“WARNING: THIS PRODUCT MAY CAUSE MOUTH CANCER;”

•	“WARNING: THIS PRODUCT MAY CAUSE GUM DISEASE AND TOOTH LOSS;” and

•	“WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES.”
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
          On December 31, 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. In 2005 California and Vermont, and in 2006 Illinois, Massachusetts and New Hampshire, each enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement took effect in Vermont on May 1, 2006, and will take effect in California on January 1, 2007, in New Hampshire on October 1, 2007, and in Illinois and Massachusetts on January 1, 2008. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
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
          On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. In February 2006, the first session of the Conference of the Parties, referred to as the COP, occurred in Geneva, Switzerland. The COP, among other actions taken, established a permanent secretariat, adopted a budget, and created working groups to begin to develop protocols on cross-border advertising and illegal trade and guidelines on establishing smoke-free places and regulating tobacco products. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, it is not known whether the treaty will be sent to the U.S. Senate for ratification. Ratification of the treaty by the United States could lead to broader regulation of the industry.
          It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products will be enacted or to predict the effect of new regulation on Conwood or smokeless tobacco products in general, but any new legislation or regulations could have an adverse effect on Conwood or smokeless tobacco products in general.
Tobacco Buyout Legislation
          On October 22, 2004, the President signed FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $265 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. Of the tobacco stock liquidation assessments incurred, approximately $46 million has been paid through the second quarter of 2006, and the remaining amount is scheduled to be paid, quarterly, by December 31, 2006.

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
          For further discussion of environmental matters, see “–Environmental Matters” in note 8 to condensed consolidated financial statements (unaudited).
Other Contingencies and Guarantees
     For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “–Other Contingencies and Guarantees” in note 8 to condensed consolidated financial statements (unaudited).
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors and the growth of deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the failure to realize the anticipated benefits arising from the Conwood acquisition;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RAI’s and RJR’s securities;

•	any restrictive covenants imposed under RAI’s and RJR’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect the manufacturing facilities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses;

•	any adverse effects arising out of the implementation of an SAP enterprise business system in the third quarter of 2006; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
          The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at June 30, 2006.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, RAI’s internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RAI and its subsidiaries, including RJR Tobacco and Conwood, and RJR Tobacco’s indemnitees, including B&W, see note 8 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Condition – Litigation and Settlements” and “– Governmental Activity” included in Part I–Financial Information.
Item 1A. Risk Factors
     RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their operations, some of which are beyond their control. These risk factors are discussed in more detail in RAI’s Annual Report on Form 10-K for the year ended December 31, 2005 in Part I, Item 1a, Risk Factors.
The following are descriptions of material updates in RAI’s risk factors:
     In 2000, a $36.3 billion judgment was entered against RJR Tobacco and a $17.6 billion judgment was entered against B&W in Engle v. R. J. Reynolds Tobacco Co., Circuit Court, Miami-Dade County, Florida, referred to as Engle.
     The Florida Supreme Court accepted the case on May 12, 2004, heard oral argument on November 4, 2004, and issued its decision on July 6, 2006. The court affirmed an intermediate appellate court’s dismissal of a punitive damages award in the amount of $36.28 billion against RJR Tobacco and $17.59 billion against B&W and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of classwide findings from Phase I of the Engle trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996. The court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal. RJR Tobacco continues to evaluate its appellate options. At this point, it is premature to predict the ultimate impact of the Engle case on individual case filings in Florida. See note 8 to condensed consolidated financial statements (unaudited) for additional information.
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
     As a result of the sale of RJR Packaging’s operations and the supply agreements, RJR Tobacco is now dependent upon third parties for its packaging requirements. Now that RJR Tobacco no longer controls the supply of its packaging materials, the risks of an interruption in that supply, or a decline in the quality of the packaging materials, have increased. If the supply of packaging materials is interrupted, RJR Tobacco’s own shipments of tobacco products could be materially slowed, which could decrease sales. A decline in the quality of the packaging materials could also negatively affect sales.
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
     RJR Tobacco experienced a shortage of packaging materials in late June and in July 2006. This shortage has caused incomplete deliveries to RJR Tobacco’s customers of several smaller volume brand styles. To address this issue, packaging materials capacity has been increased at RJR Tobacco’s primary packaging supplier, and RJR Tobacco has begun sourcing certain packaging materials from other packaging suppliers as an additional short-term remedy. As a result, RJR Tobacco currently is in the process of building its cigarette inventories back to historical levels. RAI does not believe that this shortage will materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco or RAI.
The following risk factors have arisen in connection with the Conwood acquisition:
     Conwood’s tobacco products are subject to excise taxes and to many restrictions and regulations similar to the ones to which RAI’s existing tobacco products are subject, which may have a negative effect on sales volume and profitability of the Conwood companies.
     Since 1986, the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission has been prohibited. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, proposals have been made at the federal level for additional regulation of tobacco products, including, among other things, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Following the ruling of the U.S. Supreme Court in 2000 that the FDA lacked jurisdiction to regulate tobacco products, proposals for federal legislation for comprehensive regulation of tobacco products have been considered. Similar proposals will likely be considered in the future. Over the years, various state and local governments have continued to regulate tobacco products, including, among other things, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings.

     Failure to successfully integrate Conwood into its corporate organization could prevent RAI from attaining the anticipated benefits of the Conwood acquisition.
     Achieving the anticipated benefits of the Conwood acquisition will depend in part upon the integration of the Conwood companies into RAI’s corporate organization. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the management of the Conwood companies or other key employees, the disruption of Conwood’s business or inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with suppliers, customers and employees. In addition, successful integration of Conwood will require the dedication of significant management resources that may temporarily detract attention from RAI’s and Conwood’s day-to-day business. If management is not able to integrate the organizations, operations and systems of Conwood and RAI in a timely and efficient manner, the anticipated benefits of the Conwood acquisition may not be realized fully.
     The smokeless tobacco category is highly competitive. Conwood’s profitability and revenues may be adversely affected by existing competitors and new entrants, or by consumers switching from their premium brands.
     Conwood faces significant competition in the smokeless tobacco category. In addition to the competition Conwood faces by its largest competitor, UST Inc., RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA Inc., has recently announced that it plans to begin offering smokeless tobacco products. In addition, as smokers continue to switch from cigarettes to smokeless tobacco products, other companies may test or enter the smokeless tobacco marketplace. Increased competition could introduce pricing pressure or decrease Conwood’s market share, either of which could adversely affect Conwood’s profitability and revenues.
     RAI believes price-value brands of smokeless tobacco products have increased in popularity among consumers as compared to premium-price brands in recent years. Although RAI believes Conwood’s business has benefited from this trend overall, if increasing popularity of price-value brands deprives Conwood’s premium brands of market share, Conwood’s profitability and revenues from those brands could decrease. Even if consumers shift from Conwood’s premium brands to its own price-value brands, Conwood’s revenues and profitability could be adversely affected due to the higher sales prices and higher profit margins on Conwood’s premium brands as compared with its price-value brands. Moreover, new or existing competitors who introduce price-value brands with even deeper discounts from premium brands may negatively affect the market share and revenues of Conwood’s price-value brands, and may create further pricing pressure, which could impair profitability and revenues of those brands.
     Conwood is subject, from time to time, to smokeless tobacco and health litigation which, if adversely determined, could subject Conwood to substantial charges and liabilities.
     Conwood is currently subject to several legal actions, proceedings and claims arising out of the sale, use, distribution, manufacture, development, advertising, marketing and claimed health effects of its smokeless tobacco products. See note 8 in condensed consolidated financial statements (unaudited) for more information. If plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse effect on RAI’s consolidated financial results in the particular reporting period in which any such litigation is resolved. In addition, similar litigation and claims relating to Conwood’s smokeless tobacco products may continue to be filed in the future and, depending on the size of any resulting judgment or settlement, such judgment or settlement could have a material adverse effect on RAI’s consolidated financial position. An increase in the number of pending claims, in addition to the risks posed as to outcome, could increase Conwood’s costs of litigating and administering product liability claims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under this plan are cancelled at the time of repurchase. There were no share repurchases during the first six months of 2006.
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. The RAI Credit Facilities limit the payment of dividends by RAI on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Financial Condition” in Part I, Item 2 and note

5 to condensed consolidated financial statements (unaudited). RAI believes that the provisions of its credit facility and the guarantees of its credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of RAI was held on May 3, 2006, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of shareholders:
(a)	Votes regarding the re-election of four Class II directors were:

	For	Withheld
Antonio Monteiro de Castro	125,430,360	2,979,976
H.G.L. (Hugo) Powell	125,348,847	3,061,489
Joseph P. Viviano	126,992,718	1,417,617
Thomas C. Wajnert	126,671,893	1,738,442
(b)	Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2006 were:

For	Against	Abstentions
127,730,333	194,696	485,304
(c)	Votes regarding shareholder proposal on impact on youth of flavored cigarettes were:

For	Against	Abstentions	Broker non-votes
1,133,760	109,300,278	4,378,433	13,597,864
(d)	Votes regarding shareholder proposal on laws combating use of tobacco:

For	Against	Abstentions	Broker non-votes
1,125,002	109,359,457	4,328,012	13,597,864
     On May 19, 2006, RAI commenced, in a private offering, an offer to exchange up to $1.45 billion of RJR’s outstanding guaranteed, secured notes for like principal amounts of new RAI guaranteed, secured notes. In conjunction with the exchange offer, consents were solicited from the RJR noteholders to eliminate substantially all of the restrictive covenants and to eliminate an event of default from the RJR indentures governing the series of RJR notes subject to the exchange offer.
     At the closing of the exchange offer on June 20, 2006, approximately 89% of the RJR notes were validly tendered for exchange and were accepted by RAI. The requisite number of consents were validly delivered, and, accordingly, the RJR indentures governing the RJR notes subject to the exchange offer were amended to remove substantially all of the restrictive covenants and an event of default. Also, as a result of the indenture amendments, the remaining RJR notes are now unsecured.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
2.1	Amendment No. 1, dated as of May 31, 2006, to the Purchase Agreement, dated as of April 24, 2006, by and among Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, as trustees, GP Investor, L.L.C., Reynolds American Inc. and Conwood Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 31, 2006).

4.1	Indenture dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 31, 2006).

4.2	Form of Reynolds American Inc. 7.250% Senior Secured Note due 2013 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 31, 2006).

4.3	Form of Reynolds American Inc. 7.625% Senior Secured Note due 2016 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 31, 2006).

4.4	Form of Reynolds American Inc. 7.750% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated May 31, 2006).

4.5	Fifth Supplemental Indenture dated May 31, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K dated May 31, 2006).

4.6	Sixth Supplemental Indenture dated June 20, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated June 20, 2006).

4.7	Third Supplemental Indenture dated May 31, 2006, to Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated May 31, 2006).

4.8	Fourth Supplemental Indenture dated June 20, 2006, to Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.7 to Registrant’s Form 8-K dated June 20, 2006).

4.9	Form of Reynolds American Inc. 6.500% Senior Secured Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 20, 2006).

4.10	Form of Reynolds American Inc. 7.875% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated June 20, 2006).

4.11	Form of Reynolds American Inc. 6.500% Senior Secured Note due 2010 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated June 20, 2006).

Exhibit
Number	Description
4.12	Form of Reynolds American Inc. 7.250% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated June 20, 2006).

4.13	Form of Reynolds American Inc. 7.300% Senior Secured Note due 2015 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K dated June 20, 2006).

10.1	Purchase Agreement, dated May 18, 2006, by and among Reynolds American Inc., the guarantors listed therein, and Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., for themselves and as representatives of the initial purchasers listed therein.

10.2	Fourth Amended and Restated Credit Agreement, dated as of May 31, 2006, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 31, 2006).

10.3	Second Amended and Restated Pledge Agreement, dated as of May 31, 2006, among Reynolds American Inc., certain of its subsidiaries as pledgors and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated May 31, 2006).

10.4	Second Amended and Restated Security Agreement, dated as of May 31, 2006, among Reynolds American Inc., certain of its subsidiaries as assignors and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated May 31, 2006).

10.5	Fifth Amended and Restated Subsidiary Guaranty, dated as of May 31, 2006, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated May 31, 2006).

10.6	Form of First Amended and Restated Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (North Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated May 31, 2006).

10.7	Form of First Amended and Restated Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits (Bibb County, Georgia) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Grantee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated May 31, 2006).

10.8	Form of First Amended and Restated Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Cherokee County, South Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Mortgagee (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K dated May 31, 2006).

10.9	Registration Rights Agreement, dated May 31, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K dated May 31, 2006).

10.10	Registration Rights Agreement, dated June 20, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, and The Bank of New York Trust

Exhibit
Number	Description
Company, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2006).

10.11	Amendment No. 1 to Annual Incentive Award Plan, amended and restated as of January 1, 2006, dated July 18, 2006.

10.12	Amendment No. 1 to Deferred Compensation Plan for Directors of Reynolds American Inc., amended and restated effective February 2, 2005, dated July 19, 2006.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

/s/ Dianne M. Neal

Dianne M. Neal
Executive Vice President and Chief Financial Officer
(principal financial officer)
Date: August 4, 2006