Form 10-Q
period 2006-09-30
REYNOLDS AMERICAN INC
filed 2006-11-07
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 295,600,388 shares of common stock, par value $.0001 per share, as of October 27, 2006

PART I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net sales[1]	$2,071	$2,024	$6,056	$5,827
Net sales, related party	119	125	385	382

Net sales	2,190	2,149	6,441	6,209
Costs and expenses:
Cost of products sold[1,2]	1,202	1,384	3,643	3,736
Selling, general and administrative expenses	437	399	1,171	1,175
Amortization expense	7	9	21	33
Loss on sale of assets	—	—	—	25
Restructuring and asset impairment charges	—	—	—	(1)

Operating income	544	357	1,606	1,241
Interest and debt expense	92	31	179	81
Interest income	(34)	(23)	(93)	(53)
Other (income) expense, net	(3)	7	(6)	14

Income from continuing operations before income taxes and extraordinary item	489	342	1,526	1,199
Provision for income taxes	180	129	570	454

Income before extraordinary item	309	213	956	745
Extraordinary item — gain on acquisition	—	—	74	—

Net income	$309	$213	$1,030	$745

Basic income per share[3]:

Income from continuing operations	$1.05	$0.72	$3.24	$2.53
Extraordinary item	—	—	0.25	—

Net income	$1.05	$0.72	$3.49	$2.53

Diluted income per share:

Income from continuing operations	$1.05	$0.72	$3.24	$2.52
Extraordinary item	—	—	0.25	—

Net income	$1.05	$0.72	$3.49	$2.52

Dividends declared per share	$0.75	$0.525	$2.00	$1.475

[1]	Excludes excise taxes of $539 million and $573 million for the three months ended September 30, 2006 and 2005, respectively, and $1.6 billion for each of the nine months ended September 30, 2006 and 2005.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.

[3]	All per share amounts have been retroactively adjusted to reflect the August 14, 2006, stock split. See note 1 for additional information.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$1,030	$745
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	123	146
Restructuring and asset impairment charges, net of cash payments	(13)	(52)
Acquisition restructuring charges, net of cash payments	(76)	(60)
Deferred income tax expense	77	28
Extraordinary item	(74)	—
Other changes, that provided (used) cash:
Accounts and notes receivable	136	(26)
Inventories	89	155
Related party, net	(23)	56
Accounts payable and accrued liabilities including income taxes and other working capital	140	244
Tobacco settlement and related expenses	(138)	(211)
Pension and postretirement	(273)	(230)
Other, net	30	56

Net cash flows from operating activities	1,028	851

Cash flows from (used in) investing activities:
Purchases of short-term investments	(5,307)	(7,791)
Proceeds from sales of short-term investments	5,278	7,148
Capital expenditures	(105)	(74)
Distributions from equity investees	9	3
Business acquisition	(3,518)	—
Proceeds from sale of business	3	48
Other, net	8	3

Net cash flows used in investing activities	(3,632)	(663)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(553)	(420)
Proceeds from exercise of stock options	3	2
Tax benefit from exercise of stock options	3	—
Repayments of long-term debt	(190)	(360)
Repayments of term loan credit facility	(4)	—
Issuance of long-term debt	1,641	499
Principal borrowings under term loan credit facility	1,550	—
Deferred debt issuance costs	(51)	(6)
Debt retirement costs	—	(7)
Repurchase of common stock	—	(3)

Net cash flows from (used in) financing activities	2,399	(295)

Net change in cash and cash equivalents	(205)	(107)
Cash and cash equivalents at beginning of period	1,333	1,499

Cash and cash equivalents at end of period	$1,128	$1,392

Income taxes paid, net of refunds	$184	$108
Interest paid	$114	$57
Tobacco settlement and related expense payments	$2,126	$2,177
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,128	$1,333
Short-term investments	1,403	1,373
Accounts and notes receivable, net of allowance (2006 — $4; 2005 — $7)	111	99
Accounts receivable, related party	35	67
Income tax receivable	12	159
Inventories	1,120	1,066
Deferred income taxes, net	893	865
Prepaid expenses	94	98
Assets held for sale	9	5

Total current assets	4,805	5,065
Property, plant and equipment, net of accumulated depreciation (2006 — $1,498; 2005 — $1,426)	1,048	1,053
Trademarks, net of accumulated amortization (2006 — $513; 2005 — $504)	2,179	2,188
Goodwill	9,073	5,672
Other intangibles, net of accumulated amortization (2006 — $54; 2005 — $42)	218	226
Other assets and deferred charges	341	315

	$17,664	$14,519

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$98	$43
Tobacco settlement and related accruals	2,119	2,254
Due to related party	12	31
Deferred revenue, related party	33	69
Current maturities of long-term debt	344	190
Other current liabilities	1,675	1,562

Total current liabilities	4,281	4,149
Long-term debt (less current maturities)	4,394	1,558
Deferred income taxes, net	672	639
Long-term retirement benefits (less current portion)	1,075	1,374
Other noncurrent liabilities	243	246
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2006 — 295,593,688; 2005 — 294,865,8901)	—	—
Paid-in capital	8,700	8,694
Accumulated deficit	(1,199)	(1,638)
Accumulated other comprehensive loss — (cumulative minimum pension liability: 2006 — $502, net of tax; 2005 — $502, net of tax)	(502)	(503)

Total shareholders’ equity	6,999	6,553

	$17,664	$14,519

[1]	All share amounts have been retroactively adjusted to reflect the August 14, 2006, stock split. See note 1 for additional information.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Summary of Significant Accounting Policies
Overview
          The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane, Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI. In addition, RAI’s operating subsidiaries include the companies acquired on May 31, 2006, by RAI’s newly formed subsidiary, Conwood Holdings, Inc., described below under “Conwood Acquisition.”
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
Basis of Presentation
          The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
          RAI recorded adjustments of $74 million in the first nine months of 2006, to the extraordinary gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including these adjustments, the net after-tax extraordinary gain on the acquisition of NGH was $1.8 billion.
          The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to conform prior years’ financial statements to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the current presentation. All dollar amounts, other than per share amounts, are presented in millions unless otherwise noted.
Stock Split
          On July 19, 2006, RAI announced that its board of directors had declared a two-for-one stock split, to be effected in the form of a 100% stock dividend of its common stock, to shareholders of record on July 31, 2006. The stock dividend was distributed to RAI’s shareholders on August 14, 2006. All current and prior period share and per share amounts have been adjusted to reflect this stock split.
Conwood Acquisition
          On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed a $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC and Conwood-2 LLC. The acquired companies are collectively referred to as Conwood. Conwood LLC, Conwood-1 LLC and Conwood-2 LLC were merged into Conwood Holdings, Inc. in the third quarter of 2006. Also in the third quarter of 2006, Conwood Company, L.P. and Conwood Sales Co., L.P. were converted into limited liability companies and renamed Conwood Company, LLC and Conwood Sales Co., LLC, respectively. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. See notes 5 and 6 for additional information relating to borrowing arrangements and long-term debt. RAI believes the Conwood acquisition will enhance shareholder value and will continue to be accretive to operating earnings.
          The condensed consolidated financial statements (unaudited) of RAI include the results of the Conwood operations subsequent to May 31, 2006. On a preliminary basis, the $3.5 billion cost of the acquisition, excluding direct acquisition costs, has been allocated to certain assets acquired and liabilities assumed based on their historical book values as of the acquisition date, which are included in the balance sheet as of September 30, 2006. In the third quarter of 2006, fair value adjustments were recorded for certain assets and liabilities, primarily relating to pensions and other postretirement benefits. Due to the limited amount of information concerning Conwood’s operations that was available prior to the completion of the acquisition, the fair value of the remaining assets acquired and liabilities assumed, including trademarks and other intangibles, has not yet been finalized. Accordingly, the excess of the amount paid over net assets acquired has been allocated to goodwill in the condensed consolidated balance sheet (unaudited) as of September 30, 2006. The condensed consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2006, appropriately adjusts for the amounts of assets acquired and liabilities assumed in the determination of changes in cash flows from operations during the period.
          The following unaudited pro forma results of operations of RAI for the three- and nine-month periods ended September 30, 2006 and 2005, assume that the Conwood acquisition occurred at the beginning of each year presented. The pro forma amounts include certain adjustments, including interest expense and taxes. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma results will require further adjustment pending allocation of the purchase price resulting from the determination of fair value of assets acquired and liabilities assumed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net sales	$2,190	$2,265	$6,638	$6,538
Net income before extraordinary item	309	216	962	745
Net income	309	216	1,036	745

Earnings per share:
Basic:
Net income before extraordinary item	$1.05	$0.73	$3.26	$2.52
Net income	$1.05	$0.73	$3.51	$2.52
Diluted:
Net income before extraordinary item	$1.05	$0.73	$3.26	$2.52
Net income	$1.05	$0.73	$3.51	$2.52
          The allocation of purchase price to the fair value of trademarks and other intangibles acquired with the Conwood acquisition, as well as final adjustments, pending appraisals, to the fair value of the remaining net assets acquired and liabilities assumed, net of related tax adjustments, are expected to significantly reduce goodwill in the fourth quarter of 2006. Any goodwill resulting from the allocation of excess purchase price will be non-deductible for tax purposes.
Goodwill and Unallocated Purchase Price
          The changes in the carrying amount of goodwill during the nine months ended September 30, 2006, were as follows:

	RJR
	Tobacco	Santa Fe	Lane	Conwood	Consolidated
Balance as of January 1, 2006	$5,309	$224	$139	$—	$5,672
Adjustment to 2004 acquisition restructuring reserve, net of tax	(5)	—	—	—	(5)
Preliminary goodwill acquired	—	—	—	3,406	3,406

Balance as of September 30, 2006	$5,304	$224	$139	$3,406	$9,073

Other Intangible Assets
          The changes in the carrying amount of trademarks during the nine months ended September 30, 2006, were as follows:

	RJR Tobacco		Santa Fe	Lane
	Indefinite Life	Finite Life	Indefinite Life	Indefinite Life	Consolidated
Balance as of January 1, 2006	$1,947	$61	$155	$25	$2,188
Amortization expense	—	(9)	—	—	(9)

Balance as of September 30, 2006	$1,947	$52	$155	$25	$2,179

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          The changes in the carrying amount of other intangibles during the nine months ended September 30, 2006, were as follows:

	RJR Tobacco		Lane	GPI
	Indefinite Life	Finite Life	Indefinite Life	Indefinite Life	Consolidated
Balance as of January 1, 2006	$16	$131	$35	$44	$226
Intangibles acquired	4	—	—	—	4
Amortization expense	—	(12)	—	—	(12)

Balance as of September 30, 2006	$20	$119	$35	$44	$218

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
          Indefinite-lived other intangibles include acquired distribution agreements of RJR Tobacco and Lane and acquired rights of GPI. Details of finite-lived intangible assets as of September 30, 2006, were as follows:

		Accumulated
	Gross	Amortization	Net

Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	33	118
Technology-based	3	2	1

Total other intangibles	173	54	119
Trademarks	84	32	52

	$257	$86	$171

          As of September 30, 2006, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years and thereafter was as follows:

Year	Amount
Remainder of 2006	$7
2007	25
2008	24
2009	22
2010	20
2011	19
Thereafter	54

$171

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Master Settlement Agreement and Federal Tobacco Buyout Expenses
          Cost of products sold includes the following components for the Master Settlement Agreement and other state settlement agreements, referred to as the MSA, and federal tobacco buyout expenses:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Settlement	$661	$717	$1,988	$2,014
Phase II growers’ liability offset	—	—	—	(79)
Phase II growers’ expense	—	39	—	39

Total settlement expense	$661	$756	$1,988	$1,974

Federal tobacco quota buyout	$64	$67	$199	$202
Federal quota tobacco stock liquidation assessment	—	74	(9)	81

Total quota buyout expense	$64	$141	$190	$283

          For additional information, see “—Litigation Affecting the Cigarette Industry—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” and “—Tobacco Buyout Legislation” in note 8.
Stock-Based Compensation
          In the first quarter of 2006, RAI adopted Statement of Financial Accounting Standards, referred to as SFAS, No. 123(R), “Share-Based Payment,” issued by the Financial Accounting Standards Board, referred to as FASB, in December 2004. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board, referred to as APB, No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. See note 10 for additional disclosures related to stock-based compensation as required by SFAS No. 123(R).
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Components of net benefit cost

	For The Three Months Ended				For The Nine Months Ended
	September 30,				September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$10	$12	$1	$2	$30	$38	$4	$5
Interest cost	77	76	23	21	231	229	67	63
Expected return on plan assets	(92)	(85)	(7)	(7)	(276)	(249)	(21)	(19)
Amortization of prior service cost	—	1	(3)	(3)	1	2	(9)	(12)
Amortization of net loss	18	18	6	6	53	53	19	16

Net periodic benefit cost	13	22	20	19	39	73	60	53
Curtailment/special benefits	—	—	—	—	2	3	—	(13)
Settlements	—	1	—	—	—	2	—	—
Other	—	—	—	3	—	—	—	6

Total benefit cost	$13	$23	$20	$22	$41	$78	$60	$46

          As a result of the sale of RJR Tobacco’s packaging operations in 2005 and the termination of the packaging employees, RAI incurred one-time curtailment/special benefits of $3 million pension expense and $13 million postretirement income, included as a component of the net $25 million loss on sale of assets during the second quarter of 2005.
Employer contributions
          RAI disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $231 million to its pension plans in 2006. During the nine-month period ended September 30, 2006, RAI contributed $312 million to its pension plans. RAI increased its 2006 pension funding as part of a strategy to more fully fund the pension obligations in anticipation of the provisions of The Pension Protection Act of 2006 that was signed into law on August 17, 2006.
Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan by plan basis, and recognition of changes in the funded status in the year in which the changes occur. These changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 is effective for RAI as of December 31, 2006. RAI is evaluating the impact of the adoption of SFAS No. 158 on its financial position, but does not expect a material impact on its results of operations or cash flows.
          In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for RAI as of January 1, 2008. RAI has not yet determined the impact of the adoption of SFAS No. 157 on its financial position, results of operations or cash flows.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” referred to as SAB 108. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements by requiring quantification of misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective for RAI as of December 31, 2006, and allows for a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. RAI does not expect the adoption of SAB 108 to have a material impact on its financial position, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN No. 48. FIN No. 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. FIN No. 48 is effective for RAI as of January 1, 2007. RAI has not yet determined the impact of the adoption of FIN No. 48 on its financial position, results of operations or cash flows.
          In September 2005, the FASB’s Emerging Issues Task Force, referred to as EITF, reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 requires two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 was effective for RAI for new arrangements entered into after April 1, 2006. RAI’s adoption of EITF No. 04-13 did not have a material impact on its financial condition, results of operations or cash flows.
Note 2—Restructuring and Asset Impairment Charges
2004 B&W Business Combination Restructuring Costs
          The components of the B&W business combination restructuring costs accrued and utilized were as follows:

	Employee Severance	Relocation/
	and Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance as of December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance as of December 31, 2005	72	40	112
Utilized in 2006	(68)	(8)	(76)
Adjustment to goodwill	(2)	(7)	(9)

Balance as of September 30, 2006	$2	$25	$27

          In connection with the allocation of the cost of the B&W business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions, which was significantly completed as of June 30, 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that are being exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
          During 2005, RJR Tobacco determined that, under the B&W business combination restructuring plan, the employment of approximately 15 additional former B&W employees would be terminated, which resulted in an accrual of $1 million. The 2005 reduction in relocation/exit costs of $16 million was primarily due to lower-than-expected losses on home sales. Also, in 2005, $9 million was expensed in selling, general and administrative, primarily relating to lower-than-expected sub-lease income on closed facilities. During the second quarter of 2006, RJR Tobacco recorded a $7 million reduction to the reserve primarily due to lower-than-expected losses on home sales. During the third quarter of 2006, RJR Tobacco recorded a $2 million reduction to the reserve due to lower-than-expected costs for severance and related benefits.
          As of September 30, 2006, $230 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of September 30, 2006, $9 million is included in other current liabilities and $18 million is included in other noncurrent liabilities.
          As part of the integration of operations acquired through the B&W business combination, RJR Tobacco transitioned production from the former B&W manufacturing facility in Macon, Georgia to RJR Tobacco’s Winston-Salem, North Carolina facilities. The Macon facility had been placed in an active marketing program, and during the third quarter of 2006, was put in a condition available for immediate sale. The associated assets were remeasured at the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
lower of their carrying value or fair value less cost to sell, and, as a result, an impairment of $8 million was recognized and included in selling, general and administrative expenses in the condensed consolidated statement of income (unaudited) for the three and nine months ended September 30, 2006. Assets of $9 million were reclassified to assets held for sale in the condensed consolidated balance sheet (unaudited) as of September 30, 2006. As assets held for sale, no associated depreciation will be incurred.
2003 Restructuring and Asset Impairment Charges
          The components of the 2003 restructuring and asset impairment charges recorded and utilized were as follows:

			Contract
	Employee Severance		Termination/ Exit
	and Benefits	Asset Impairment	Costs	Total
Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance as of December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance as of December 31, 2004	75	—	—	75
Utilized in 2005	(58)	—	—	(58)

Balance as of December 31, 2005	17	—	—	17
Utilized in 2006	(12)	—	—	(12)

Balance as of September 30, 2006	$5	$—	$—	$5

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
          After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction substantially was completed during the fourth quarter of 2004. The remaining accrual represents severance that substantially will be paid by December 31, 2007.
          The cash portion of the restructuring and asset impairment charges to date is approximately $225 million, of which $171 million relates to employee severance costs and $54 million relates to exit costs. As of September 30, 2006, $220 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet (unaudited) as of September 30, 2006, $4 million is included in other current liabilities and $1 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2002 Restructuring and Asset Impairment Charges
          The components of the 2002 restructuring and asset impairment charges recorded and utilized were as follows:

			Contract
	Employee Severance		Termination/ Exit
	and Benefits	Asset Impairment	Costs	Total
Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance as of December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance as of December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance as of December 31, 2004	4	—	2	6
Incurred in 2005	—	3	—	3
Utilized in 2005	(3)	(3)	—	(6)
Adjusted in 2005	—	—	(1)	(1)

Balance as of December 31, 2005	1	—	1	2
Utilized in 2006	(1)	—	—	(1)

Balance as of September 30, 2006	$—	$—	$1	$1

          In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry.
          During 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices, and during 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to the elimination of approximately 500 full-time positions in operations support and corporate functions, which substantially were completed as of December 31, 2004. During 2005, $1 million of the charge was reversed relating to the sale of the packaging operations.
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
          RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for severance and related benefits to be paid by RJR Tobacco to approximately 170 employees. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be up to 24 months. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income. Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. As a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. As a result, anticipated purchases over the transition period will be recorded at approximate current market prices. Of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
charges incurred during the second quarter of 2005 related to the sale of the packaging operations, $17 million of these accruals were included in other current liabilities in the condensed consolidated balance sheet (unaudited) as of September 30, 2006.
          The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of September 30, 2006, $54 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet (unaudited) as of September 30, 2006, $1 million is included in other current liabilities.
Note 3—Income Per Share
          The components of the calculation of income per share1 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Income before extraordinary item	$309	$213	$956	$745
Extraordinary item — gain on acquisition	—	—	74	—

Net income	$309	$213	$1,030	$745

Basic weighted average shares, in thousands[2]	295,058	294,793	295,014	294,775
Effect of dilutive potential shares:
Restricted stock, in thousands	78	—	41	—
Options, in thousands	284	376	300	387

Diluted weighted average shares, in thousands	295,420	295,169	295,355	295,162

[1]	All share and per share amounts have been retroactively adjusted to reflect the August 14, 2006, stock split. See note 1 for additional information.

[2]	Outstanding contingently issuable restricted stock of 0.5 million shares were excluded from the basic share calculation for the three- and nine-month periods ended September 30, 2006, as the related vesting provisions had not been met.
Note 4—Inventories
     The major components of inventories were as follows:

	September 30,	December 31,
	2006	2005
Leaf tobacco	$892	$853
Raw materials	47	32
Work in process	59	57
Finished products	154	156
Other	28	31

Total	1,180	1,129
Less LIFO allowance	60	63

	$1,120	$1,066

          RAI recorded $2 million and $4 million of expense from expected LIFO layer liquidations for the three- and nine-month periods ended September 30, 2006, respectively. RAI will perform its annual LIFO inventory valuation at December 31, 2006, and interim periods represent an estimate of the expected annual valuation.
Note 5—Borrowing Arrangements
          On May 31, 2006, RAI entered into new $2.1 billion senior, secured credit facilities, consisting of a six-year $1.55 billion secured term loan and a five-year, $550 million secured revolving credit facility, together referred to as the RAI Credit Facilities. The credit agreement related to the RAI Credit Facilities is an amendment and restatement of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At September 30, 2006, RAI had $24 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $526 million of the revolving credit facility was available for borrowing.
          Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio and the credit ratings assigned to the RAI Credit Facilities. At September 30, 2006, RAI had the following term loan amounts outstanding: $850 million bearing interest at the June 1, 2006, six-month LIBOR rate plus 1.875%; $650 million bearing interest at the September 5, 2006, six-month LIBOR rate plus 1.875%; and $46 million at the September 29, 2006, three-month LIBOR rate plus 1.875%.
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
          RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its subsidiaries, guarantee RAI’s obligations under the RAI Credit Facilities. On September 30, 2006, GPI, RJR Packaging, LLC and Scott Tobacco LLC were added as guarantors of the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure such obligations. RJR has pledged its interest in RJR Tobacco common stock as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P.
          As of September 30, 2006, Moody’s corporate credit rating of RAI is Ba2, positive outlook, and S&P’s rating is BB+, stable outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 6—Long-Term Debt
          Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
RJR 8.5%—9.25% unsecured notes, due 2007 to 2013	$89	$89
RJR 6.5%—7.875% guaranteed, unsecured notes, due 2007 to 2015	164	—
RJR 7.75% guaranteed, unsecured notes, due May 15, 2006	—	190
RJR 6.5%—7.875% guaranteed, secured notes, due 2007 to 2015	—	1,469

Total RJR debt	253	1,748

RAI 6.5%—7.875% guaranteed, secured notes, due 2007 to 2015[1]	1,298	—
RAI 7.25%—7.75% guaranteed, secured notes, due 2013 to 2018[2]	1,641	—
RAI floating rate, guaranteed, secured term loan, due 2012	1,546	—

Total RAI debt	4,485	—

Total debt	4,738	1,748
Current maturities of long-term debt	(344)	(190)

	$4,394	$1,558

[1]	RAI debt arising from the RJR exchanged notes; see below for additional information.

[2]	RAI newly issued long-term debt; see below for additional information.
          The maturities of long-term debt, excluding RAI’s floating rate term loan, net of discount and excluding fair value adjustments associated with interest rate swaps of $16 million, are as follows:

Year	RJR	RAI	Total
2007	$92	$237	$329
2009	14	185	199
2010	1	298	299
Thereafter	143	2,206	2,349

	$250	$2,926	$3,176

          On December 7, 2005, RJR filed a registration statement with the SEC, which became effective January 10, 2006, in order to issue registered notes in exchange for the $500 million privately placed notes issued on June 22, 2005. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the exchange notes. At the expiration of the exchange offer on February 14, 2006, 100% of the privately placed 6.5% secured notes due 2010, and 100% of the privately placed 7.3% secured notes due 2015, had been validly tendered for exchange and were accepted by RJR.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          At the closing of the exchange offer on June 20, 2006, approximately 89% of the RJR notes were validly tendered for exchange and were accepted by RAI. The tendered RJR notes were cancelled. The portion exchanged of each original RJR note was as follows:

		Exchanged for RAI	Remaining RJR
		Guaranteed, Secured	Guaranteed,
	Principal Amount	Notes	Unsecured Notes
6.500% notes, due June 1, 2007	$300	$237	$63
7.875% notes, due May 15, 2009	200	186	14
6.500% notes, due July 15, 2010	300	299	1
7.250% notes, due June 1, 2012	450	368	82
7.300% notes, due July 15, 2015	200	199	1

	$1,450	$1,289	$161

          The $161 million aggregate principal amount of RJR notes that are still outstanding under the amended RJR indentures are now unsecured, but remain guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI. On September 30, 2006, GPI and RJR Packaging, LLC were added as guarantors of RJR’s long-term unsecured notes. RJR also has $89 million of other non-bank debt that is neither secured nor guaranteed.
          On May 31, 2006, RAI completed a private offering of $1.65 billion in aggregate principal amount of senior, secured notes, consisting of $625 million of 7.25% senior secured notes due June 1, 2013, $775 million of 7.625% senior secured notes due June 1, 2016, and $250 million of 7.75% senior secured notes due June 1, 2018. RAI will be required to pay additional interest on the foregoing notes at an annual rate of 0.5% if it fails to comply with certain of its obligations under a registration rights agreement covering such notes, including completion of an offer to exchange such privately placed notes for registered notes no later than December 27, 2006. RAI’s net proceeds from the private offering, together with the proceeds from the term loan and available cash, were used to finance the Conwood acquisition. See notes 1 and 5 for additional information relating to the Conwood acquisition and the RAI Credit Facilities, respectively.
          In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its subsidiaries, guarantee RAI’s long-term secured notes. On September 30, 2006, RJR, GPI, RJR Packaging, LLC and Scott Tobacco LLC were added as guarantors of RAI long-term secured notes. RJR has pledged its interest in RJR Tobacco common stock as collateral for RAI’s long-term secured notes. Also, RJR Tobacco’s and Conwood’s material subsidiaries have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term senior secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
          RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2006.
Note 7—Financial Instruments
          RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion of debt, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. During 2005, swaps were settled related to the $310 million of notes due in 2006 that were purchased in response to RJR’s tender offer. The remaining $190 million of notes due in 2006 were paid on May 15, 2006, with all related swaps settled. Of the remaining $750 million RJR publicly registered notes with swap agreements, $605 million were exchanged for RAI privately held notes in the second quarter of 2006, and the associated swaps were assigned to RAI. See note 6 for additional information.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          As of September 30, 2006, the average interest rate on RAI’s consolidated $4.7 billion long-term debt was 7.29% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of September 30, 2006, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $16 million and $24 million at September 30, 2006, and December 31, 2005, respectively, included in other assets and deferred charges and is equal to the increase in the fair value of the hedged long-term debt.
          Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.
Note 8—Commitments and Contingencies
Tobacco Litigation — General
Introduction
     Various legal proceedings, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W. (As described in greater detail below, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain litigation liabilities.) These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by Conwood. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “—Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and not cases involving smokeless tobacco products. The legal proceedings relating to the smokeless tobacco products manufactured by Conwood are discussed separately under the heading “—Smokeless Tobacco Litigation” below.
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
     The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury or, in some cases, by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered, if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to limits set by court or statute.
     The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained below under “—Accounting for Tobacco-Related Litigation Contingencies.”
Theories of Recovery
     The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, medical monitoring, public nuisance and violations of state and federal antitrust laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No liability for pending smoking and health tobacco litigation currently is recorded in RAI’s condensed consolidated financial statements (unaudited). RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “—Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “—Other Contingencies and Guarantees” below.
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
     The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:
•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and
•	the original Broin flight attendant case discussed below under “—Litigation Affecting the Cigarette Industry — Class-Action Suits.”
     The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “—Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”
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
     The U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “—Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only claim remaining in the trial of this case involved alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. On July 18, 2005, the government filed a petition for writ of certiorari with the U.S. Supreme Court on this issue. On October 17, 2005, the Supreme Court denied the petition. Trial of the case concluded on June 9, 2005, and post-trial submissions were completed on October 9, 2005. On August 17, 2006, the court found the defendants liable for the RICO claims and issued an order for injunctive and other relief, but did not impose any direct financial penalties. The defendants, including RJR Tobacco, have filed notices of appeal to the U.S. Court of Appeals for the District of Columbia. On October 16, 2006, the government filed its notice of appeal. A comprehensive discussion of this case is set forth below under “—Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases.”
     Similarly, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “—Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.
     The DeLoach case, discussed below under “—Litigation Affecting the Cigarette Industry — Antitrust Cases,” was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.
     Finally, as discussed under “—Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     During the third quarter of 2006, process in 19 tobacco-related cases was served against RJR Tobacco or its affiliates or indemnitees, including B&W. On September 29, 2006, there were 1,419 cases (including 1,099 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,323 on September 30, 2005, and 1,330 on September 30, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of October 13, 2006, 1,437 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,431 in the United States; two in Puerto Rico; three in Canada and one in Israel. Of the 1,431 total U.S. cases, 36 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,626 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of October 13, 2006, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of October 13, 2006:

	Number of
State	U.S. Cases
West Virginia	1,104	*
Florida	103
Maryland	39
Missouri	29
Mississippi	26
New York	26
Louisiana	19
California	13
Illinois	8
District of Columbia	4
Tennessee	4
Pennsylvania	4
Georgia	3
Alabama	3
Washington	3
Connecticut	3
Delaware	3
New Jersey	3
Minnesota	2
Michigan	2
Ohio	2
North Carolina	2
South Dakota	2
Vermont	2
Massachusetts	2
Kentucky	2
Oregon	1
Texas	1
Kansas	1
Indiana	1
Arkansas	1
Colorado	1
Hawaii	1
Iowa	1
Idaho	1
Montana	1
North Dakota	1
Nebraska	1
New Hampshire	1
New Mexico	1
Nevada	1
Utah	1
Virginia	1
Mariana Islands	1

Total	1,431

*	1,099 of the 1,104 cases are pending as a consolidated action.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Of the 1,431 pending U.S. cases, 48 are pending in federal court, 1,382 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of October 13, 2006, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of July 14, 2006, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 4, 2006, and a cross-reference to the discussion of each case type.

	RJR Tobacco’s Case	Change in Number of
	Numbers as of	Cases Since
Case Type	October 13, 2006	July 14, 2006	Page Reference

Individual Smoking and Health	1,353	+147*	28
Flight Attendant — ETS (Broin II)	2,626	No Change	30
Class-Action	20	-1	30
Governmental Health-Care Cost Recovery	3	+2	35
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	38
Master Settlement Agreement-Enforcement and Validity	37	-1	39
Asbestos Contribution	0	-1	41
Antitrust	5	-1	42
Other Litigation	9	-1	43

*	On August 23, 2006, 234 previously dismissed cases were reinstated.
     Three pending cases that have attracted recent significant media attention are the Florida state court class-action case Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. In July 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s dismissal of the punitive damages award, decertified going forward a Florida-wide class action, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. Both sides have filed petitions for rehearing.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. After the conclusion in 2005 of the bench trial, the trial court in August 2006 issued its ruling, among other things, finding the defendants liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. The defendants filed their appeal on September 11, 2006, and the government filed its appeal on October 16, 2006.
     In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nationwide class of “lights” smokers and set a trial date of January 22, 2007. On October 24, 2006, however, the U.S. Court of Appeals for the Second Circuit ordered a temporary stay of all pre-trial and trial proceedings pending disposition of the defendants’ motion for stay and petition asking the court of appeals to allow an interlocutory review of the trial court’s certification decision.
     For a detailed description of these cases, see “—Class Action Suits — Engle Case,” “—Governmental Health-Care Cost Recovery Cases — Department of Justice Case” and “—Class Action Suits — “Lights” Cases” below.
     In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Scheduled Trials
     Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco-related cases against RJR Tobacco or its affiliates and indemnitees, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during the period from 2006 through the third quarter of 2007. The following table lists the trial schedule, as of October 13, 2006, for RJR Tobacco or its affiliates and indemnitees, including B&W, through September 30, 2007.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

January 16, 2007	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Superior Court San Francisco County (San Francisco, CA)

January 22, 2007	Schwab v. Philip Morris USA, Inc. [Class Action/Lights]	RJR Tobacco, B&W	U. S. District Court Eastern District (Brooklyn, NY)

March 19, 2007	In Re: Tobacco Litigation (Individual Personal Injury Cases) [Individual/Consolidated]	RJR Tobacco, B&W	Circuit Court Ohio County (Wheeling, WV)

April 18, 2007	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Jackson County (Kansas City, MO)

September 17, 2007	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)

     Trial Results
     From January 1, 1999 through October 13, 2006, 52 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 cases (including four mistrials) tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through October 13, 2006, verdicts have been returned in 21 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
California, two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
     No cases in which RJR Tobacco or B&W was a defendant were tried in the third quarter of 2006.
     One case was tried in the second quarter of 2006 in which RJR Tobacco or B&W was a defendant. In Kimball v. R.J. Reynolds Tobacco Co., an individual smoker case, a Washington state court jury returned a verdict in favor of RJR Tobacco on May 15, 2006. On June 20, 2006, the plaintiff waived his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.
     One case was tried in the first quarter of 2006 in which RJR Tobacco or B&W was a defendant. In VanDenBurg v. Brown & Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on February 22, 2006. The plaintiff’s motion for a new trial was denied on June 19, 2006. The plaintiff’s deadline for seeking an appeal has passed.
          The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999 and remain pending as of October 13, 2006, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On May 12, 2004, the Florida Supreme Court accepted the case and issued its decision on July 6, 2006. The court affirmed an intermediate appellate court’s dismissal of a punitive damages award and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On August 7, 2006, the parties filed motions for rehearing with the Florida Supreme Court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

Briefing is complete.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. The court granted the defendants’ motion to strike as premature the plaintiffs’ motion for judgment and notice of trial on September 27, 2006.

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	On August 22, 2006, the Court of Appeals for the Western District of Missouri affirmed the judgment entered in favor of the plaintiffs. On September 26, 2006, the Court of Appeals denied the defendants’ motion to transfer the case to the Missouri Supreme Court. The defendants filed an application to transfer in the Missouri Supreme Court on October 10, 2006.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. B&W’s appeal of the trial court’s denial of post-trial motions was denied on July 5, 2006. On August 4, 2006, the defendants filed a motion for rehearing, or in the alternative, for leave to appeal to the New York Court of Appeals. That motion was denied on October 5, 2006.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute for a smoking cessation program.	The case is on appeal to the Louisiana Court of Appeals. On September 29, 2004, the defendants posted a $50 million bond and noticed their

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

appeal. RJR Tobacco posted $25 million toward the bond. Oral argument occurred on April 12, 2006. At the court’s request, the parties submitted post-argument briefs on April 28, 2006.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. Oral argument occurred on October 5, 2006.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the approximate amount of $2.058 million on February 7, 2006. Oral argument is scheduled to be heard on or around November 28, 2006.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, required to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The defendants filed a motion to stay the judgment which was denied by the district court on September 28, 2006. On September 29, 2006 the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion on October 31, 2006. In addition, the government has requested the defendants pay a total of approximately $1.9 million in costs.

     Individual Smoking and Health Cases
     As of October 13, 2006, 1,353 individual cases, including 1,099 individual smoker cases in West Virginia state court in a consolidated action, were pending in the U.S. against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,349 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining four cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2006.
     On March 20, 2000, in Whiteley v. Raybestos-Manhattan, Inc., a California state court jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeals. On April 7, 2004, the court of appeals reversed the judgment and remanded the case for a new trial. On April 28, 2006, the plaintiff filed a consolidated amended complaint for survival/loss of consortium/wrongful death. With the filing of the consolidated complaint, the case name became Whiteley v. R. J. Reynolds Tobacco Co. Trial is scheduled for January 16, 2007. The defendants filed a motion to change venue from the Superior Court of California in San Francisco County, to the Superior Court in Ventura County on October 6, 2006. That motion was denied on October 24, 2006.
     On October 12, 2000, in Jones v. Brown & Williamson Tobacco Corp., a Florida state court jury found against RJR Tobacco and awarded approximately $200,000 in compensatory damages only. The judge granted RJR Tobacco a new trial on December 28, 2000, and the new trial decision was affirmed by the Second District Court of Appeal of Florida on August 30, 2002. On April 27, 2005, the Florida Supreme Court dismissed the plaintiff’s notice of appeal without prejudice. The plaintiff dismissed all claims against RJR Tobacco on April 19, 2006.
     On December 21, 2001, in Kenyon v. R .J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165,000 in compensatory damages only. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment. After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest). RJR Tobacco also paid approximately $1.3 million in attorneys’ fees to the plaintiff’s counsel.
     On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. The plaintiff’s application for reargument en banc was denied on March 29, 2006. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition for allowance of appeal. Briefing is underway.
     On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants appealed to the Missouri Court of Appeals. The Court of Appeals affirmed the judgment entered in favor of the plaintiffs on August 22, 2006 and denied the defendants’ motion to transfer the case to the Missouri Supreme Court on September 26, 2006. The defendants filed an application for transfer in the Missouri Supreme Court on October 10, 2006.
     On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute. On January 25, 2005, B&W appealed the trial court’s denial of post-trial motions. On July 5, 2006, the Appellate Division denied that appeal. On August 4, 2006, the defendants filed a motion for rehearing, or in the alternative, for leave to appeal to the New York Court of Appeals. That motion was denied on October 5, 2006. The defendants are evaluating further appellate options.
     On February 1, 2005, a Missouri state court jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on the negligence count (which incorporates failure to warn and product defect claims). The plaintiffs were awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found aggravating circumstances,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
which provided an entitlement to punitive damages. On February 2, 2005, the jury awarded the plaintiffs $20 million in punitive damages. On June 1, 2005, B&W filed its notice of appeal with the Missouri Court of Appeals. Oral argument occurred on October 5, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco will post a supersedeas bond in the approximate amount of $24.3 million if necessary.
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a New York state court jury returned a verdict in favor of RJR Tobacco but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. On August 18, 2005, B&W filed its notice of appeal. Oral argument is scheduled to be heard on or around November 28, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.
     On February 22, 2006, in VanDenBurg v. Brown & Williamson Tobacco Corp., a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W. In March 2006, the plaintiff filed a motion for new trial requesting an evidentiary hearing. The motion was denied on June 19, 2006. Plaintiff’s deadline for seeking an appeal has passed.
     On May 15, 2006, in Kimball v. R. J. Reynolds Tobacco Co., a Washington state court jury returned a verdict in favor of the defendant, RJR Tobacco. On June 20, 2006, the plaintiff agreed to waive his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.
          Broin II Cases
     As of October 13, 2006, there were 2,626 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “—Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
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
     In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. The defendants filed a notice of intent to invoke the discretionary jurisdiction of the Florida Supreme Court on June 17, 2005. On November 1, 2005, the Florida Supreme Court refused to hear the case. At this time, the plaintiff has not indicated whether the case will be retried.
     In Swaty v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005. The plaintiff filed a notice of appeal on July 21, 2005. Oral argument occurred on October 18, 2006. A decision is pending.
     Class-Action Suits
          Overview
     As of October 13, 2006, 20 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. Cases in which classes have been certified or class certification decisions are pending are discussed below.
     The pending class-actions against RJR Tobacco or its affiliates or indemnitees, including B&W, include 11 cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Each of these cases is discussed below.
     Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions. These cases are discussed separately below.
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two federal district courts have certified a smoker class action — In re Simon (II) Litigation and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below, both of which were filed in the U.S. District Court for the Eastern District of New York. In Simon (II), on September 19, 2002, the court certified a nationwide mandatory, non-opt-out punitive damages class. On February 14, 2003, the U.S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. On May 6, 2005, the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case for further proceedings to the District Court. On March 20, 2006, the court entered final judgment dismissing the case. The class did not appeal. On February 10, 2003, in Simms v. Philip Morris, Inc., the U.S. District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. The plaintiffs have filed several motions for reconsideration of the order that denied class certification. The case has been stayed pending resolution of the U.S. Department of Justice case described below.
     Medical Monitoring and Smoking Cessation Cases
     Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants, including RJR Tobacco and B&W, pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. Oral argument occurred on April 12, 2006. The parties filed post-argument briefs on April 28, 2006. A decision is pending.
     In addition to the Scott case, two other medical monitoring class-actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment on May 6, 2004. In Lowe v. Philip Morris, Inc., an Oregon state court judge dismissed the complaint on November 4, 2003, for failure to state a claim. The plaintiffs appealed, and on September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal of the plaintiffs’ complaint. On October 11, 2006, the plaintiffs filed a motion for extension of time, until November 11, 2006, to file a petition for review with the Oregon Supreme Court.
     Engle Case
     Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 6, 2000, the trial judge denied all post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case on May 12, 2004.
     On July 6, 2006, the court issued its decision. The court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of classwide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal.
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s application of the class-action rule denies defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. Briefing is complete. In the event the decision of the Florida Supreme Court in Engle stands, RAI anticipates that it is likely that individual case filings in Florida would increase.
     RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. Trial was scheduled to begin on November 27, 2006; however, on September 27, 2006, the trial court granted the defendants’ motion to strike as premature the plaintiffs’ motions and removed the case from the trial calendar.
     California Business and Professions Code Cases
     On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On February 16, 2005,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete. Oral argument has not been scheduled.
     On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005. On September 5, 2006, the California Court of Appeals affirmed the judge’s order decertifying the class. On October 13, 2006, the plaintiffs filed a petition for review with the California Supreme Court.
     “Lights” Cases
     As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Louisiana (2), Florida (1), Washington (1) and New York (1).
     On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action....” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris Inc. case, which is discussed below. RJR Tobacco filed an emergency stay/supremacy order request on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case includes both RJR Tobacco and RJR as defendants.
     On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.
     A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On May 8, 2006, the plaintiffs filed a motion to stay mandate until final disposition of their petition for certiorari to the U.S. Supreme Court. The motion was granted on May 19, 2006. On October 2, 2006, the plaintiffs filed their petition for writ of certiorari. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
manufacturers. The plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005. Although trial was scheduled to commence in January 2006, the court decided to permit several months of additional discovery before deciding the class certification issue. The defendants’ motions for summary judgment, the plaintiffs’ supplemental brief in support of class certification and various other motions were filed on June 9, 2006. On September 25, 2006, the court issued its decision, among other things, granting class certification and setting a trial date of January 22, 2007. On October 6, 2006, the defendants filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification ruling. The defendants also filed a motion to stay the case pending resolution of the proposed interlocutory appeal. On October 24, 2006, the court of appeals ordered a temporary stay of all pretrial and trial proceedings pending the disposition of the motion to stay and the petition requesting that the court review the certification decision.
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the U.S. District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco again removed the case to the U.S. District Court for the Eastern District of Missouri, based on the U.S. Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. The plaintiffs’ motion to remand was granted on April 18, 2006.
     In Black v. Brown & Williamson Tobacco Corp., B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006.
     RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class-actions to federal court. In Harper v. R. J. Reynolds Tobacco Co., on January 27, 2005, the federal judge denied the plaintiffs’ motions to remand. The plaintiffs appealed the denial of the motion, and on July 17, 2006, the Fifth Circuit Court of Appeals affirmed the district court’s order. On June 17, 2005, RJR Tobacco filed a motion for summary judgment based on federal preemption. In Brown v. Brown & Williamson Tobacco Corp., B&W filed a similar motion for summary judgment on July 5, 2005. On September 14, 2005, the court granted the motion in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but certified the case for interlocutory appeal. On February 10, 2006, the U.S. Court of Appeals for the Fifth Circuit granted B&W’s petition to appeal. Oral argument has been tentatively scheduled for the week of December 4, 2006.
     In Dahl v. R. J. Reynolds Tobacco Co., a Minnesota state court judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On March 7, 2006, the parties requested that the case be transferred to the U.S. Court of Appeals for the Eighth Circuit, which was granted on March 9, 2006. The plaintiffs may address the remand decision in the appeal of the preemption ruling. Briefing is complete. Oral argument has not been scheduled.
     In Thompson v. R. J. Reynolds Tobacco Co., also pending in Minnesota, RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. On October 21, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co.
     In Huntsberry v. R. J. Reynolds Tobacco Co., pending in the state of Washington, the plaintiffs’ motion for class certification was denied on April 21, 2006. On September 18, 2006, the plaintiffs’ motion for discretionary review was denied. The plaintiffs filed a motion to modify the ruling with the Washington Court of Appeals on October 17, 2006. Finally, in Rios v. R. J. Reynolds Tobacco Co., pending in the state of Florida, the case is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2004 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2004	2005	2006	2007	2008	2009	2010 and thereafter
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	7,004	7,004	7,004	7,004	7,143	7,143	7,143
Additional Annual Payments (through 2017)(1)	—	—	—	—	861	861	861
Base Foundation Funding	25	25	25	25	25	—	—
Growers’ Trust (through 2010) (2)	500	500	500	500	500	295	295
Offset by federal tobacco buyout (2)	—	(500)	(500)	(500)	(500)	(295)	(295)
Minnesota Blue Cross and Blue Shield	—	—	—	—	—	—	—

Total	$8,889	$8,389	$8,389	$8,389	$9,389	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

RJR Tobacco’s settlement expenses(3)	$2,169	$2,583	—	—	—	—	—
RJR Tobacco’s cash payments(3)	$2,037	$2,718	—	—	—	—	—
Other operating subsidiaries’ settlement expenses	$14	$17	—	—	—	—	—
Other operating subsidiaries’ cash payments	$9	$14	—	—	—	—	—
RJR Tobacco’s projected settlement expenses	—	—	>$2,550	>$2,700	>$2,700	>$2,700	>$2,700
RJR Tobacco’s projected cash payments	—	—	>$2,600	>$2,550	>$2,700	>$2,700	>$2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “—Tobacco Buyout Legislation.”

(3)	These amounts do not include expenses or payments made in connection with B&W’s brands prior to July 30, 2004.
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
     Department of Justice Case
     On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for rehearing was denied in April 2005, and its petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded on June 10, 2005.
     On August 17, 2006, the court found the defendants liable for the RICO claims, but did not impose any direct financial penalties. The court instead enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making representations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The court also ordered defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. The court also placed restrictions on the ability of the defendants to dispose of certain assets for use in the United States unless the transferee agrees to abide by the terms of the court’s order. The order also requires the defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.
     The defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia on September 11, 2006. The government filed its notice of appeal on October 16, 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending defendants’ appeal. On September 28, 2006, the district court denied defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion on October 31, 2006.
     The stay of the district court’s order suspends the enforcement of the order pending the outcome of defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order (such as the ban on certain brand style descriptors and the corrective advertising requirements) would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order (such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications). Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order is ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.
     Local Government Cases
     Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. All of the cases filed by local governments have been dismissed. As of October 13, 2006, no such cases were pending.
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
     There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the U. S. In the Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005. On July 13, 2006, the Delaware Superior Court granted the defendants’ motion to dismiss. The plaintiffs filed notices of appeal to the Delaware Supreme Court on July 19, 2006. On August 28, 2006, the appeals were consolidated. Briefing is complete.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants (including RJR Tobacco) was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action. In response to motions of certain defendants challenging, among other things, the constitutionality of the new statute, the court, in June 2003, dismissed the government’s action and set aside service ex juris. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. On September 28, 2005, the Supreme Court, in response to motions of certain defendants, ruled that the statute is constitutionally valid. On September 15, 2006, the B.C. Court of Appeal unanimously ruled that the foreign defendants served ex juris are subject to British Columbia law, allowing the government to proceed with its lawsuit against them. The ex juris defendants can apply for leave to appeal the judgment to the Supreme Court of Canada on or before November 14, 2006.
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
     As of October 13, 2006, three other health-care cost recovery cases were pending in the U. S. against RJR Tobacco, B&W, as its indemnitee, or both, discussed below.
     Union Cases
     As of October 13, 2006, there were no pending lawsuits by union trust funds against cigarette manufacturers.
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
     Since March 1999, the U.S. Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The U.S. Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Native American Tribe Cases
     As of October 13, 2006, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. The case is dormant at this time.
     Hospital Cases
     As of October 13, 2006, one case brought by one or more hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. On March 7, 2006, the defendants filed a motion to transfer the case to the court en banc and to appoint five special judges to enable the case to be heard by a full seven member court, which was denied on March 13, 2006. The case is in discovery.
     Other Cases
     On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett has been dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. On September 7, 2006, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit.
     Effective August 1, 2005, Minnesota enacted a “health impact fee” that imposes a $0.75 per pack fee on cigarettes, which is in addition to that state’s cigarette excise tax of $0.48 per pack. The stated purpose of the health impact fee is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and other cigarette manufacturers filed a motion in Minnesota state court asserting that imposition of the health impact fee violated the terms of the settlement agreement entered into between participating manufacturers and Minnesota in 1998. After a hearing on this motion, the court ruled, on December 20, 2005, that the health impact fee violated the terms of the settlement agreement and was unconstitutional. On December 28, 2005, the state appealed the court’s ruling, and on May 16, 2006, the Minnesota Supreme Court held that the health impact fee neither violated the terms of the settlement agreement nor was unconstitutional.
     Minnesota’s health impact fee also led to the January 2006 filing of a class-action complaint in the Fourth Judicial District of Minnesota State Court on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class-action complaint named RJR Tobacco and various other entities as defendants, and asserted an unjust enrichment claim, sought the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requested that these monies “be distributed by the best means practicable to the Class members.” This case was transferred to the court presiding over RJR Tobacco’s above-referenced motion seeking to enforce the terms of the parties’ 1998 settlement agreement. On August 28, 2006, following the ruling by the Minnesota Supreme Court on RJR Tobacco’s challenge to the “health impact fee,” the plaintiffs voluntarily dismissed this action.
     MSA-Enforcement and Validity
     As of October 13, 2006, there were 37 cases pending against RJR Tobacco or B&W concerning the enforcement and validity of the MSA and other state settlement agreements. This number includes 34 cases relating to disputed payments under the MSA (discussed below).
     On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this state court case, and on June 9, 2004, filed a new

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff’s notice of appeal was filed on April 18, 2005. Briefing is complete. Oral argument has not been scheduled.
     On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the U.S. District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. On September 1, 2006, the rulings of the trial court were affirmed by the Court of Appeals.
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
     On May 17, 2006, the State of Florida filed a motion to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. Discovery in this matter is underway.
     RJR Tobacco has settled certain cases concerning the enforcement of the MSA and other state settlement agreements. In California v. R. J. Reynolds Tobacco Co., a case involving the placement of advertising in magazines, the trial court, in a decision issued in 2002, found that “although youth may not have been directly targeted...RJR indirectly targeted youth thereby violating the MSA.” The parties ultimately settled the case in December, 2004, and RJR Tobacco paid approximately $11.4 million in civil penalties and $5.9 million in attorneys’ fees. Additionally, RJR Tobacco agreed to avoid advertising cigarettes in magazines with more than 15% teen readership.
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
     Effective October 11, 2006, RJR Tobacco entered into a voluntary agreement with the Attorneys General of 39 states wherein they settled claims that certain Camel, Kool and Salem brand styles with fruit, candy or alcoholic

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
beverage names were alleged to violate the MSA’s prohibition against taking any action, directly or indirectly, to target youth in the advertising, promotion or marketing of tobacco products. These brand styles accounted for less than one-tenth of one percent of RJR Tobacco’s annual cigarette volume and the last of these styles was discontinued earlier in 2006. There were no fines, penalties or fees paid by RJR Tobacco as part of the agreement. The agreement bans the future sale of these brand styles in the United States and contains restrictions on how flavored cigarettes (as defined in the agreement) can be marketed and sold in the future.
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
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Between April 13 and October 13, 2006, 37 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. (One of these cases has not been served on RJR Tobacco.) RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.
     As of October 13, 2006, 22 out of 23 courts that have addressed the question whether disputes concerning the 2003 NPM Adjustment are arbitrable have ruled that arbitration is required under the MSA.
     On September 13, 2006, RJR Tobacco and certain of the other participating manufacturers sent letters to the settling states that had not yet objected to the arbitration noticed by the tobacco manufacturers and/or filed legal proceedings relating to the dispute regarding the 2003 NPM Adjustment in their respective MSA courts. These letters stated that unless the settling states indicated otherwise, the tobacco manufacturers would assume that these settling states would not object to the required arbitration. All but one of the settling states that received these letters responded that they would not agree to submit the dispute to arbitration and would oppose any effort to compel arbitration of the dispute. The tobacco manufacturers have filed motions to compel arbitration in the MSA courts of all of these settling states, except certain of the territories.
          On October 12, 2006, the State of New York sent a 30-day notice, signed by twenty-six additional attorneys general, that one or more of these states intended to initiate proceedings seeking declarations construing one or more terms under the MSA. The terms that the signatory states identified relate to the questions presented to the economic consulting firm in the context of the “significant factor proceedings” relating to the expected NPM Adjustment for the year 2004.
     Asbestos Contribution Cases
     As of October 13, 2006, no lawsuits were pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries. The last of those cases, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., pending in state court in California, was dismissed with prejudice on July 28, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
      Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U.S. District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the U.S. Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of October 13, 2006, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and in New Mexico. The Kansas court granted class certification on November 15, 2001. A New Mexico court granted class certification on May 14, 2003, but granted the defendant’s motion for summary judgment on June 30, 2006. On August 14, 2006, the plaintiff filed a notice of appeal to the New Mexico Court of Appeals.
     In a gray market trademark suit originally brought by RJR Tobacco in 1999 in the U.S. District Court for the Northern District of Illinois, Cigarettes Cheaper! asserted antitrust counterclaims, alleging that it was denied promotional resources in violation of the Robinson-Patman Act and that RJR Tobacco had violated Section 1 of the Sherman Antitrust Act. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court severed RJR Tobacco’s trademark claims (including a trademark dilution claim) from the defendants’ Robinson-Patman claims. Trial on the trademark claims began on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claims on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Seventh Circuit. On August 24, 2006, the Court of Appeals affirmed the judgment of the district court. On September 7, 2006, the plaintiff filed a petition for rehearing and a petition for rehearing en banc. Both petitions were denied on September 15, 2006.
     On February 16, 2000, an antitrust class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the U.S. District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. On November 30, 2000, the case was moved to U.S. District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a court-approved settlement with B&W and other cigarette manufacturer defendants, but not RJR Tobacco. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was $9.8 million, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W.
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
     Pursuant to an amended complaint filed in the U.S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R .J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. Oral argument in the U.S. Court of Appeals for the Sixth Circuit occurred on April 21, 2006. RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
29, 2005, respectively. In March 2006, McLane Company, Inc., a distributor and RJR Tobacco’s largest customer, acquired one of the remaining wholesaler plaintiffs, whose claim for damages in this case is approximately $3 million.
     On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006. On February 21, 2006, the plaintiffs filed, among other things, a motion to remand. On September 28, 2006, the court granted the plaintiff’s motion to remand the case to the Circuit Court for Carter County, Tennessee.
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
     By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc., referred to as JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands International, Inc., referred to as Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In addition, in a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have already incurred arising out of the Southern District of New York grand jury investigation mentioned above, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001 and October 30, 2002 (see below) and against JTI on January 11, 2002. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. For further information on the JTI indemnification claims, see “-Other Contingencies and Guarantees” below.
     Following the dismissal of a similar complaint filed by the European Community on November 3, 2000, against RJR Tobacco, certain of its affiliates and others, on August 6, 2001, the European Community and ten of its member states filed a civil RICO action against RJR Tobacco, certain of its affiliates and others in the EDNY. This suit generally contended that RJR Tobacco and other tobacco companies may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. A similar complaint was filed against B&W and other defendants by various Departments of the Republic of Colombia. On February 25, 2002, the EDNY granted the defendants’ motions to dismiss these suits. The U.S. Court of Appeals for the Second Circuit affirmed the dismissals, and, on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari.
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
     On December 20, 2000, October 15, 2001, and January 9, 2003, RJR Tobacco and the other defendants named in each of the European Community cases mentioned above filed applications in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR Tobacco and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint is still pending before the Court of First Instance, but the court stayed the proceedings pending resolution of the appeals from the January 15, 2003, judgment denying the admissibility of the first two applications. On September 12, 2006, the European Court of Justice upheld the judgment of the Court of First Instance and dismissed the appeals filed by RJR and its affiliates.
     RJR Tobacco has been served in two reparations actions brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the U.S. District Court for the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the U.S. Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. Oral argument occurred on September 27, 2006. A decision is pending.
     On June 8, 2001, in California v. R. J. Reynolds Tobacco Co., the Attorney General of the State of California sued RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the U.S. Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the U.S. Supreme Court, which was granted on February 1, 2006. The parties settled the case on March 22, 2006. RJR Tobacco agreed to pay a total of $5 million in penalties, fees and costs. After the California Supreme Court approved the settlement, RJR Tobacco paid the settlement amount on June 7, 2006.
     On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. The court has not yet issued a ruling on the issue of inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005, which have been fully briefed by the parties. Furthermore, the court has requested additional briefing on certain claim construction issues. The court has indicated that it will rule on RJR Tobacco’s two pending summary judgment motions and the issue of inequitable conduct at the same time. The court has not set a trial date for the remaining issues in the case.
     On September 22, 2005, RJR Tobacco filed a case in the U.S. District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of the federal and North Carolina RICO statutes and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. On August 21, 2006, the court denied the outstanding motions to dismiss in their entirety and lifted the earlier stay of discovery. Discovery began on September 30, 2006. The court has not yet ruled on the motion for preliminary injunction. As of November 2, 2006, RJR Tobacco had settled with five of the 21 defendants.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Smokeless Tobacco Litigation
     As of October 13, 2006, Conwood is a defendant in eleven actions (nine of which have been served) brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 1,099 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco defendants, and this litigation has been dormant.
     Pursuant to an amended complaint filed in July 2005, Conwood is a defendant in Vassallo v. United States Tobacco Company, pending in Florida state court. The individual plaintiff in this case alleges that he sustained personal injuries including addiction and cancer as a result of his use of smokeless tobacco products, allegedly including products manufactured by Conwood. This case is still in its early stages and an answer has not yet been filed.
Tobacco Buyout Legislation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $265 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. Of the tobacco stock liquidation assessments incurred, approximately $60 million has been paid through the third quarter of 2006, and the remaining $12 million is scheduled to be paid by December 31, 2006.
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
ERISA Litigation
     On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
other things, that the court require the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. On February 6, 2006, the court entered an order staying the ruling on the defendants’ motion to dismiss for 60 days beginning on February 8, 2006, to allow the parties to engage in limited discovery. The period of limited discovery has ended. The parties have since filed supplemental briefs regarding the motion to dismiss. On June 6, 2006, the plaintiff filed a motion to amend the complaint to name as party defendants six individuals who were members of the two defendant committees. The defendants have opposed that motion, which remains pending.
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
Other Contingencies and Guarantees
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $5 million during the first nine months of 2006 for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
     As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in two individual smoking and health cases, Croft v. Akron Gasket and Ryan v. Philip Morris, U.S.A., Inc. See “—Litigation Affecting the Cigarette Industry — Other Litigation and Developments” above for further information on these cases.
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
     As described above in “—Litigation Affecting the Cigarette Industry — Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.
     RJR Tobacco, Santa Fe, Conwood and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe, Conwood and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.
     Under certain circumstances, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. See note 7 for further information.
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.
Employees
          At September 30, 2006, RAI and its subsidiaries had approximately 7,500 full-time employees and approximately 300 part-time employees. The 7,500 full-time employees include approximately 6,000 RJR Tobacco employees and 800 Conwood employees. On May 11, 2006, a majority of RJR Tobacco’s production and maintenance employees voted not to be represented by the United Tobacco Alliance, a partnership between two unions, the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union and the International Association of Machinists and Aerospace Workers. No employees of RAI or its subsidiaries are unionized.
Note 9—Shareholders’ Equity

	Common	Paid-In	Accumulated	Accumulated Other	Total Shareholders’	Comprehensive
	Stock	Capital	Deficit	Comprehensive Loss	Equity	Income
Balance as of December 31, 2005	$—	$8,694	$(1,638)	$(503)	$6,553
Net income	—	—	1,030	—	1,030	$1,030
Cumulative translation adjustment and other, net of tax	—	—	—	1	1	1

Total comprehensive income						$1,031

Dividends — $2.00 per share[1]	—	—	(591)	—	(591)
Stock options exercised	—	3	—	—	3
Tax benefit on stock-based compensation plans	—	3	—	—	3

Balance as of September 30, 2006	$—	$8,700	$(1,199)	$(502)	$6,999

[1]	All per share amounts have been retroactively adjusted to reflect the August 14, 2006, stock split. See note 1 for additional information.
               RAI’s authorized capital stock at September 30, 2006, consisted of 100 million shares of preferred stock, par value $.01 per share, and 400 million shares of common stock, par value $.0001 per share. Of the preferred stock, one million shares are issued and outstanding, all of which are issued to RJR.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10-Stock Plans
          In the first quarter of 2006, RAI adopted SFAS No. 123(R), “Share-Based Payment,” issued by the FASB in December 2004. This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. Upon retirement, the holder’s grant under the LTIP, defined below, vests on a pro-rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate estimate of forfeitures related to retirement. Based on historical experience, the anticipated future forfeiture amount for other events is immaterial and, therefore, no estimate has been recorded.
          As of September 30, 2006, RAI had two stock plans, the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, and the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. All share amounts have been retroactively adjusted to reflect the August 14, 2006, stock split. See note 1 for additional information.
          The EIAP currently provides for (1) grants of deferred stock units to outside directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to outside directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 1,000,000 shares of common stock may be issued under this plan, of which 666,231 shares were available for grant as of September 30, 2006. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to the EIAP was less than $1 million for each of the three-month periods ended September 30, 2006 and 2005, and $1 million and $2 million for the nine months ended September 30, 2006 and 2005, respectively.
          The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 27,545,628 shares. Of this authorization, 9,765,980 shares were available for grant as of September 30, 2006.
          In 2004, RAI granted 972,432 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting. The shares vest ratably over three years unless forfeited. The actual number of shares granted is fixed. The amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends. Since the date of grant, 141,744 shares were cancelled, and 578,816 have vested and were paid.
          In 2005, RAI granted 552,194 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting, March 2, 2008. The actual number of shares granted is fixed. The amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends. Since the date of grant, 32,526 shares were cancelled, and 18,266 have vested and were paid.
          Payments related to the vested performance shares were $19 million and $13 million for the three months ended September 30, 2006 and 2005, respectively, and $21 million and $15 million for the nine months ended September 30, 2006 and 2005, respectively.
          Effective March 6, 2006, the Board of Directors of RAI approved the grant of shares of restricted RAI common stock under the LTIP. The 507,060 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2006, of $52.60. On September 18, 2006, an additional 9,084 shares of restricted stock

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
were granted based on the per share closing price of RAI common stock of $66.05. The amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. The shares of restricted RAI common stock generally will vest on March 6, 2009. Compensation expense includes the effects of changes in the stock price and the vesting period elapsed. Dividends paid concurrently with RAI dividends are recognized as a reduction of equity. The changes in restricted RAI common stock during the first nine months of 2006 were as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at beginning of year	—	$—
Granted	516,144	52.84
Forfeited	(2,930)	52.60
Vested	(238)	52.60

Outstanding as of September 30, 2006	512,976	52.84

          Total compensation expense, including dividends, related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the condensed consolidated statements of income (unaudited) were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

2004 LTIP performance shares	$5	$6	$15	$17
2005 LTIP performance shares	4	2	11	5
2006 LTIP restricted stock	3	—	6	—

Total compensation expense	$12	$8	$32	$22

Total related tax benefits	$4	$3	$12	$8

          In the condensed consolidated balance sheet (unaudited) as of September 30, 2006, $11 million is included in other current liabilities and $22 million is included in other noncurrent liabilities relating to the 2004 and 2005 LTIP performance share grants and the 2006 LTIP restricted stock grants. At September 30, 2006, there were $45 million of unrecognized compensation costs related to restricted stock and performance shares, calculated at the September 30, 2006, ending stock price, which are expected to be recognized over a weighted-average period of 1.9 years.
          In the EIAP and the LTIP, for various price ranges, the weighted average characteristics of stock options outstanding, all of which were exercisable at September 30, 2006, were as follows:
Options Outstanding as of September 30, 2006

		Average Remaining
		Contractual Life	Weighted Average
Exercise Price Range	Shares	(Years)	Exercise Price
$11.66 — $16.85	513,054	3.3	$13.60
19.93 — 24.16	13,024	0.9	21.51
34.90 — 34.90	20,000	5.7	34.90
          RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding as of September 30, 2006, 42,800 were issued under the EIAP, and under the LTIP, 450,306 were issued prior to the spin-off in 1999 and 52,972 were issued in tandem with shares of restricted stock in 1999. The changes in RAI’s stock options during the first nine months of 2006 were as follows:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

		Weighted Average
	Options	Exercise Price
Outstanding at beginning of year	817,994	$14.90
Expired	(61,232)	16.90
Exercised	(210,684)	15.18

Outstanding as of September 30, 2006	546,078	14.57

Exercisable as of September 30, 2006	546,078	14.57

          The intrinsic value of options exercised was $2 million for each of the three months ended September 30, 2006 and 2005, and $8 million and $4 million for the nine months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at September 30, 2006 was $26 million. Cash proceeds and tax benefits related to total stock options exercised were as follows:

	For the Nine Months
	Ended September 30,
	2006	2005
Proceeds from exercise of stock options	$3	$2
Tax benefit from exercise of stock options	3	2
Note 11—Segment Information
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
          RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s largest selling moist snuff brands, KODIAK and GRIZZLY, are currently two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products and held the first or second position in market share in each category in 2005. The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statement of income (unaudited) includes only the results of operations of Conwood for June through September 2006.
          The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Amounts related to the September 30, 2006, consolidated assets are presented with separate consolidating elimination adjustments. Amounts presented for the December 31, 2005, consolidated assets have been reclassified accordingly.
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
          On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. GPI manages RJR’s interest in the joint venture. The joint venture, headquartered in Switzerland, markets its products primarily in Italy, France and Spain. Segment disclosures related to the joint venture are included in the classification All Other.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          Segment Data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net sales:
RJR Tobacco	$1,932	$2,011	$5,862	$5,778
Conwood	122	—	164	—
All Other	136	138	415	431

Consolidated net sales	$2,190	$2,149	$6,441	$6,209

Operating income:
RJR Tobacco	$439	$318	$1,393	$1,163
Conwood	70	—	97	—
All Other	47	48	144	103
Corporate expense	(12)	(9)	(28)	(25)

Consolidated operating income	$544	$357	$1,606	$1,241

Reconciliation to income before income taxes:
Operating income	$544	$357	$1,606	$1,241
Interest and debt expense	92	31	179	81
Interest income	(34)	(23)	(93)	(53)
Other (income) expense, net	(3)	7	(6)	14

Income from continuing operations before income taxes	$489	$342	$1,526	$1,199

	September 30,	December 31,
	2006	2005
Assets:
RJR Tobacco	$12,949	$13,514
Conwood	3,723	—
All Other	1,238	1,255
Corporate	13,740	10,700
Elimination adjustments	(13,986)	(10,950)

Consolidated assets	$17,664	$14,519

Note 12—Related Party Transactions
          RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2006, pricing was generally calculated using B&W’s forecasted 2004 manufacturing costs increased by a multiple equal to the increase in the Producer Price Index for 2005 and 2006, reported by the U.S. Bureau of Labor Statistics. During the nine-month period ended September 30, 2006, net sales to BAT affiliates were $383 million, primarily cigarettes, representing 5.9% of RAI’s total net sales.
          RJR Tobacco also had $2 million of sales of raw materials to the R. J. Reynolds-Gallaher International Sarl joint venture during the first nine months of 2006.
          RJR Tobacco recorded $33 million of deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of September 30, 2006, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
          RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. During the nine-month period ended September 30, 2006, $3 million was accrued and billed to BAT affiliates for these services recorded in selling, general and administrative expenses, net of associated costs. In the first nine months of 2006, RJR Tobacco also sold

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
miscellaneous fixed assets to BAT for $4 million, which was approximately $1 million higher than net book value. This gain on sale of assets is recorded in selling, general and administrative expenses.
          RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the first nine months of 2006, the aggregate purchases for leaf and cigarettes were $6 million, and royalty expenses were less than $1 million.
          In the first nine months of 2006, RJR Tobacco recorded $5 million in expenses for funds to be reimbursed to BAT. These funds indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. This amount is included in selling, general and administrative expense in the condensed consolidated statement of income (unaudited). For additional information relating to this indemnification, see note 8.
          At September 30, 2006, $12 million of accounts payable is included in due to related party in the condensed consolidated balance sheet (unaudited) primarily relating to the 2006 litigation reimbursement accrual and cigarette purchases.
          In the first quarter of 2006, RJR Tobacco seconded two of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees will continue to be paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RAI for certain costs of the seconded employees’ compensation and benefits during the secondment period on a quarterly basis. In the first nine months of 2006, less than $1 million was billed to BAT.
          In the second quarter of 2006, RAI acquired certain intellectual property rights for snus, a smokeless, spitless tobacco product, from BAT for approximately $2 million. In the third quarter of 2006, these rights were assigned to RJR Tobacco. Also, RJR Tobacco entered into a contract manufacturing agreement with BAT for the production of snus. In the second and third quarters of 2006, less than $1 million of snus product was purchased from BAT.
Note 13—Lease Commitments
          RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years, and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $6 million and $10 million for the three months ended September 30, 2006 and 2005, respectively, and $20 million and $29 million for the nine months ended September 30, 2006 and 2005, respectively.

Noncancellable
Operating
Leases
Remainder of 2006	$10
2007	21
2008	16
2009	11
2010	10
2011	6
Thereafter	12

$86

The B&W business combination restructuring accrual includes $42 million related to the lease obligations of the former B&W facilities included in the table above.
Note 14—Condensed Consolidating Financial Statements
          Separate financial statements and other disclosures have not been presented concerning the guarantors of RJR’s $161 million unsecured notes, because such information is materially included in the condensed consolidated financial statements (unaudited) and additional disclosures are not believed to be material to holders of such notes. See note 6 for additional information relating to long-term debt. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally guaranteed these notes. On September 30, 2006, GPI and RJR Packaging,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
LLC were added as guarantors of RJR’s long-term unsecured notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., GPI and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane, and Conwood, which are not guarantors; and elimination adjustments. Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income

	Parent Guarantor	Issuer	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2006
Net sales	$—	$—	$1,895	$210	$(34)	$2,071
Net sales, related party	—	—	117	2	—	119
Cost of products sold	—	—	1,177	59	(34)	1,202
Selling, general and administrative expenses	12	1	372	52	—	437
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(12)	(1)	456	101	—	544
Interest and debt expense	87	4	—	1	—	92
Interest income	—	(2)	(30)	(2)	—	(34)
Intercompany interest (income) expense	(78)	24	(12)	66	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	2	2	—	(7)	—	(3)

Income (loss) before income taxes	(23)	(18)	498	43	(11)	489
Provision for (benefit from) income taxes	(9)	(27)	198	18	—	180
Equity income from subsidiaries	323	307	11	—	(641)	—

Net income	$309	$316	$311	$25	$(652)	$309

For the Three Months Ended September 30, 2005
Net sales	$—	$—	$1,931	$124	$(31)	$2,024
Net sales, related party	—	—	124	1	—	125
Cost of products sold	—	—	1,354	62	(32)	1,384
Selling, general and administrative expenses	8	—	369	22	—	399
Amortization expense	—	—	9	—	—	9

Operating income (loss)	(8)	—	323	41	1	357
Interest and debt expense	—	31	—	—	—	31
Interest income	—	(3)	(19)	(1)	—	(23)
Intercompany interest (income) expense	6	(1)	(9)	4	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	—	11	(1)	(3)	—	7

Income (loss) before income taxes	(14)	(27)	352	41	(10)	342
Provision for (benefit from) income taxes	(7)	4	120	12	—	129
Equity income from subsidiaries	220	245	8	—	(473)	—

Net income	$213	$214	$240	$29	$(483)	$213

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent Guarantor	Issuer	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2006
Net sales	$—	$—	$5,665	$494	$(103)	$6,056
Net sales, related party	—	—	377	8	—	385
Cost of products sold	—	—	3,564	182	(103)	3,643
Selling, general and administrative expenses	26	2	1,025	118	—	1,171
Amortization expense	—	—	21	—	—	21

Operating income (loss)	(26)	(2)	1,432	202	—	1,606
Interest and debt expense	109	64	1	5	—	179
Interest income	(1)	(7)	(83)	(2)	—	(93)
Intercompany interest (income) expense	(86)	25	(34)	95	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other (income) expense, net	5	—	1	(12)	—	(6)

Income (loss) before income taxes	(53)	(52)	1,547	116	(32)	1,526
Provision for (benefit from) income taxes	(18)	(53)	601	40	—	570
Equity income from subsidiaries	1,065	1,042	22	—	(2,129)	—

Income before extraordinary item	1,030	1,043	968	76	(2,161)	956
Extraordinary item-gain on acquisition	—	—	74	—	—	74

Net income	$1,030	$1,043	$1,042	$76	$(2,161)	$1,030

For the Nine Months Ended September 30, 2005
Net sales	$—	$—	$5,579	$335	$(87)	$5,827
Net sales, related party	—	—	373	9	—	382
Cost of products sold	—	—	3,654	171	(89)	3,736
Selling, general and administrative expenses	22	2	1,086	65	—	1,175
Amortization expense	—	—	33	—	—	33
Loss on sale of assets	—	—	25	—	—	25
Restructuring and asset impairment charges	—	—	(1)	—	—	(1)

Operating income (loss)	(22)	(2)	1,155	108	2	1,241
Interest and debt expense	—	81	—	—	—	81
Interest income	—	(6)	(45)	(2)	—	(53)
Intercompany interest (income) expense	17	(4)	(25)	12	—	—
Intercompany dividend income	—	(50)	—	—	50	—
Other (income) expense, net	—	22	1	(9)	—	14

Income (loss) before income taxes	(39)	(45)	1,224	107	(48)	1,199
Provision for (benefit from) income taxes	(29)	(16)	466	33	—	454
Equity income from subsidiaries	755	788	22	—	(1,565)	—

Net income	$745	$759	$780	$74	$(1,613)	$745

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2006
Cash flows (used in) from operating activities	$748	$714	$1,181	$127	$(1,742)	$1,028

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(96)	(9)	—	(105)
Distributions from equity investees	—	—	—	9	—	9
Purchases of short-term investments	—	(4)	(5,303)	—	—	(5,307)
Proceeds from sales of short-term investments	—	—	5,278	—	—	5,278
Intercompany notes receivable	(3,168)	(3,149)	(107)	—	6,424	—
Net intercompany investments	(211)	294	(464)	381	—	—
Business acquisition	—	—	—	(3,518)	—	(3,518)
Proceeds from sale of business	—	—	—	3	—	3
Other, net	—	—	8	—	—	8

Net cash flows from (used in) investing activities	(3,379)	(2,859)	(684)	(3,134)	6,424	(3,632)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(553)	(842)	(868)	—	1,710	(553)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Proceeds from exercise of stock options	3	—	—	—	—	3
Tax benefit from exercise of stock options	3	—	—	—	—	3
Repayments of long-term debt	—	(190)	—	—	—	(190)
Repayments of term loan credit facility	(4)	—	—	—	—	(4)
Issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan credit facility	1,550	—	—	—	—	1,550
Deferred debt issuance costs	(51)	—	—	—	—	(51)
Intercompany notes payable	104	3,170	(2)	3,152	(6,424)	—

Net cash flows from (used in) financing activities	2,661	2,138	(870)	3,152	(4,682)	2,399

Net change in cash and cash equivalents	30	(7)	(373)	145	—	(205)
Cash and cash equivalents at beginning of period	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of period	$257	$26	$670	$175	$—	$1,128

For the Nine Months Ended September 30, 2005

Cash flows from operating activities	$513	$328	$914	$33	$(937)	$851

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(68)	(8)	2	(74)
Net intercompany investments	—	—	(6)	6	—	—
Purchases of short-term investments	—	(2)	(7,789)	—	—	(7,791)
Proceeds from sales of short-term investments	—	—	7,148	—	—	7,148
Distributions from equity investees	—	—	—	3	—	3
Intercompany notes receivable	—	18	12	—	(30)	—
Proceeds from sale of business	—	—	48	—	—	48
Other, net	—	—	5	—	(2)	3

Net cash flows from (used in) investing activities	—	16	(650)	1	(30)	(663)

Cash flows from (used in) financing activities:
Repurchase of common stock	(3)	—	—	—	—	(3)
Dividends paid on common stock	(420)	(463)	(435)	—	898	(420)
Dividends paid on preferred stock	(39)	—	—	—	39	—
Repayments of long-term debt	—	(360)	—	—	—	(360)
Issuance of long-term debt	—	499	—	—	—	499
Deferred debt issuance costs	—	(6)	—	—	—	(6)
Debt retirement costs	—	(7)	—	—	—	(7)
Proceeds from exercise of stock options	2	—	—	—	—	2
Intercompany notes payable	(16)	4	(2)	(16)	30	—

Net cash flows used in financing activities	(476)	(333)	(437)	(16)	967	(295)

Net change in cash and cash equivalents	37	11	(173)	18	—	(107)
Cash and cash equivalents at beginning of period	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of period	$178	$42	$1,083	$89	$—	$1,392

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2006
Assets
Cash and cash equivalents	$257	$26	$670	$175	$—	$1,128
Short-term investments	—	116	1,287	—	—	1,403
Accounts and notes receivable	12	7	60	32	—	111
Accounts receivable, related party	—	—	32	3	—	35
Income tax receivable	—	1	11	—	—	12
Inventories	—	—	899	221	—	1,120
Deferred income taxes, net	4	1	868	20	—	893
Prepaid expenses	151	43	78	8	(186)	94
Assets held for sale	—	—	9	—	—	9
Short-term intercompany notes and interest receivable	40	95	428	7	(570)	—
Other intercompany receivables	77	—	—	52	(129)	—

Total current assets	541	289	4,342	518	(885)	4,805
Property, plant and equipment, net	—	—	959	89	—	1,048
Trademarks, net	—	—	1,999	180	—	2,179
Goodwill	—	—	5,304	3,769	—	9,073
Other intangibles, net	—	—	183	35	—	218
Long-term intercompany notes	2,160	244	472	—	(2,876)	—
Investment in subsidiaries	9,563	8,029	51	—	(17,643)	—
Other assets and deferred charges	95	31	189	42	(16)	341

Total assets	$12,359	$8,593	$13,499	$4,633	$(21,420)	$17,664

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,103	$16	$—	$2,119
Accounts payable and other accrued liabilities	330	18	1,489	122	(186)	1,773
Due to related party	—	—	11	1	—	12
Deferred revenue, related party	—	—	33	—	—	33
Current maturities of long-term debt	252	92	—	—	—	344
Short-term intercompany notes and interest payable	24	404	11	131	(570)	—
Other intercompany payables	—	18	111	—	(129)	—

Total current liabilities	606	532	3,758	270	(885)	4,281
Intercompany notes	472	—	4	2,400	(2,876)	—
Long-term debt (less current maturities)	4,234	160	—	—	—	4,394
Deferred income taxes, net	—	—	609	79	(16)	672
Long-term retirement benefits (less current portion)	22	16	982	55	—	1,075
Other noncurrent liabilities	26	91	118	8	—	243
Shareholders’ equity	6,999	7,794	8,028	1,821	(17,643)	6,999

Total liabilities and shareholders’ equity	$12,359	$8,593	$13,499	$4,633	$(21,420)	$17,664

December 31, 2005
Assets
Cash and cash equivalents	$227	$33	$1,043	$30	$—	$1,333
Short-term investments	—	111	1,262	—	—	1,373
Accounts and notes receivable	—	8	61	30	—	99
Accounts receivable, related party	—	—	67	—	—	67
Income tax receivable	—	74	85	—	—	159
Inventories	—	—	974	92	—	1,066
Deferred income taxes, net	3	2	844	16	—	865
Prepaid expenses	6	5	89	5	(7)	98
Assets held for sale	—	—	1	4	—	5
Short-term intercompany notes and interest receivable	—	88	424	9	(521)	—
Other intercompany receivables	248	—	—	78	(326)	—

Total current assets	484	321	4,850	264	(854)	5,065
Property, plant and equipment, net	—	—	995	58	—	1,053

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Trademarks, net	—	—	2,008	180	—	2,188
Goodwill	—	—	5,309	363	—	5,672
Other intangibles, net	—	—	147	79	—	226
Long-term intercompany notes	—	263	367	—	(630)	—
Investment in subsidiaries	6,860	8,472	29	—	(15,361)	—
Other assets and deferred charges	20	60	204	44	(13)	315

Total assets	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,236	$18	$—	$2,254
Accounts payable and other accrued liabilities	383	40	1,086	103	(7)	1,605
Due to related party	—	—	31	—	—	31
Deferred revenue, related party	—	—	69	—	—	69
Current maturities of long-term debt	—	190	—	—	—	190
Short-term intercompany notes and interest payable	23	401	12	85	(521)	—
Other intercompany payables	—	323	3	—	(326)	—

Total current liabilities	406	954	3,437	206	(854)	4,149
Intercompany notes	367	—	7	256	(630)	—
Long-term debt (less current maturities)	—	1,558	—	—	—	1,558
Deferred income taxes, net	—	5	562	84	(12)	639
Long-term retirement benefits (less current portion)	25	18	1,317	14	—	1,374
Other noncurrent liabilities	13	91	137	5	—	246
Shareholders’ equity	6,553	6,490	8,449	423	(15,362)	6,553

Total liabilities and shareholders’ equity	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2006 with the third quarter of 2005 and the first nine months of 2006 with the first nine months of 2005. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. RAI acquired Conwood on May 31, 2006. Conwood’s primary brands include its largest selling moist snuff brands, KODIAK and GRIZZLY, two of the six best-selling brands of moist snuff in the United States, and LEVI GARRETT loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products and held the first or second position in market share in each category in 2005.
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
     RJR Tobacco
     RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to continue to decline over time. Trade inventory adjustments may result in short-term changes in demand for its operating subsidiaries’ products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. In the second quarter of 2006, RJR Tobacco’s net sales were positively impacted by a wholesale-inventory build-up prior to the July 4th holiday and RJR Tobacco’s implementation of an SAP enterprise business system in early July. Corresponding decreases were partially reflected in the third quarter 2006 shipments, with the remainder expected to be reflected in the fourth quarter 2006 shipments. RJR Tobacco believes it is not appropriate for it to speculate on other external factors that may impact the purchasing decisions of the wholesale and retail tobacco distributors.
     Beginning in late June 2006, and continuing through October 2006, RJR Tobacco experienced a shortage of packaging materials for certain of its brand styles. This shortage caused incomplete deliveries to certain of RJR Tobacco’s customers of the affected brand styles. To address this issue, packaging materials capacity was increased at RJR Tobacco’s primary packaging supplier, and RJR Tobacco has been purchasing certain packaging materials from other packaging suppliers. As a result, RJR Tobacco has now completed the process of building its cigarette inventories back to historical levels, and the shortages have not materially affected RJR Tobacco’s results of operations.
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
     RJR Tobacco’s brand portfolio strategy, which took effect at the beginning of 2005, includes three categories of brands: investment, selective support and non-support. The investment brands are CAMEL and KOOL, which receive significant resources focused on accelerating their share-of-market growth. The selective support brands include two full-price brands, WINSTON and SALEM, and two savings brands, DORAL and PALL MALL, all of which receive limited support in an effort to optimize profitability. ECLIPSE, a full-price brand of cigarettes that primarily heats rather than burns tobacco, is also a selective support brand. The non-support brands, comprised of all remaining brands, are managed to maximize near-term profitability. RJR Tobacco expects that, over a four to six-year time frame, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on investment brands more than offset declines among other brands.
     Conwood
     On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed its $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC, and Conwood-2 LLC. Conwood LLC, Conwood-1 LLC and Conwood-2 LLC were merged into Conwood Holdings, Inc. in the third quarter of 2006. Also in the third quarter of 2006, Conwood Company, L.P. and Conwood Sales Co., L.P. were converted into limited liability companies and renamed Conwood Company, LLC and Conwood Sales Co., LLC, respectively. The acquired companies are collectively referred to as Conwood. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. See notes 5 and 6 to condensed consolidated financial statements (unaudited) for additional information relating to borrowing arrangements and long-term debt. RAI believes the Conwood acquisition will enhance shareholder value and will continue to be accretive to operating earnings.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes have grown at an average rate of approximately 4% per year over the last four years with an accelerated growth of price-value brands. Also, the profit margins on moist snuff are significantly higher than in the cigarette industry. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products. Within the moist snuff category, the price-value brands have gained market share over the premium brands in recent years.
     Conwood’s U.S. moist snuff market share was approximately 26% for the three months ended September 30, 2006, based on distributor reported data processed by Management Science Associates, Inc., referred to as MSAi, for distributor shipments to retail. Conwood has more than doubled its total share in the past six years. Conwood’s continued growth is attributable to its innovation, product development and brand building, including the launch of the GRIZZLY moist snuff brand in 2001 which, for the third quarter of 2006, had a 20% market share.
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
     As discussed in note 8 to condensed consolidated financial statements (unaudited), RJR Tobacco, Conwood and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle case, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. The July 2000, Engle punitive damages verdict was reversed by the intermediate appellate court on May 21, 2003, and the reversal was upheld by the Florida Supreme Court on July 6, 2006. RJR Tobacco has paid approximately $18 million since January 1, 2003, related to unfavorable smoking and health judgments, including pre-acquisition contingencies related to the B&W business combination.
     RAI and its subsidiaries believe, however, that they have valid bases for appeals in their pending cases, and believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable. Accordingly, no liability for smoking and health tobacco litigation or smokeless tobacco litigation was recorded in RAI’s condensed consolidated financial statements (unaudited) as of September 30, 2006. As discussed in more detail in note 8 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $94 million that were recorded in

1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Settlement Agreements
     As discussed in note 8 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by them, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “—Governmental Health-Care Cost Recovery Cases—MSA and Other State Settlement Agreements” and “—MSA—Enforcement and Validity” in note 8 to condensed consolidated financial statements (unaudited).
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
     RAI recorded adjustments of $74 million in the first nine months of 2006, to the extraordinary gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including these adjustments, the net after-tax extraordinary gain on the acquisition of NGH was $1.8 billion.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan by plan basis, and recognition of changes in the funded status in the year in which the changes occur. These changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 is effective for RAI as of December 31, 2006. RAI is evaluating the impact of the adoption of SFAS No. 158 on its financial position, but does not expect a material impact on its results of operations or cash flows.
     In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for RAI as of January 1, 2008. RAI has not yet determined the impact of the adoption of SFAS No. 157 on its financial position, results of operations or cash flows.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the diversity in practice in quantifying financial statement misstatements by requiring quantification of misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective for RAI as of December 31, 2006, and allows for a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. RAI does not expect the adoption of SAB 108 to have a material impact on its financial position, results of operations or cash flows.
     In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. FIN No. 48 is effective for RAI as of January 1, 2007. RAI has not yet determined the impact of the adoption of FIN No. 48 on its financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30[1],			September 30[1],
	2006	2005	% Change	2006	2005	% Change

Net sales:[2]
RJR Tobacco	$1,932	$2,011	(3.9)%	$5,862	$5,778	1.5%
Conwood	122	—	NM [4]	164	—	NM [4]
All other	136	138	(1.5)%	415	431	(3.7)%

Net sales	2,190	2,149	1.9%	6,441	6,209	3.7%
Cost of products sold[2,3]	1,202	1,384	(13.2)%	3,643	3,736	(2.5)%
Selling, general and administrative expenses	437	399	9.5%	1,171	1,175	(0.4)%
Amortization expense	7	9	(22.2)%	21	33	(36.4)%
Loss on sale of assets	—	—	NM [4]	—	25	NM [4]
Restructuring and asset impairment charges	—	—	NM [4]	—	(1)	NM [4]

Operating income:
RJR Tobacco	439	318	38.1%	1,393	1,163	19.8%
Conwood	70	—	NM [4]	97	—	NM [4]
All other	47	48	(2.1)%	144	103	39.8%
Corporate expense	(12)	(9)	(33.3)%	(28)	(25)	(12.0)%

	$544	$357	52.4%	$1,606	$1,241	29.4%

[1]	Conwood’s net sales and operating income include results of operations for the months of June through September 2006, only.

[2]	Excludes excise taxes of:

RJR Tobacco	$493	$536	$1,489	$1,540
Conwood	4	—	5	—
All other	42	37	114	100

	$539	$573	$1,608	$1,640

[3]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

[4]	Percent change is not meaningful.
RJR Tobacco
     Net Sales
     RJR Tobacco’s net sales for the third quarter of 2006 decreased $79 million from the comparable prior-year quarter, primarily due to lower volumes of $168 million, offset in part by higher pricing resulting from a January 2006 price increase and timing of promotional spending. Net sales increased $84 million during the first nine months of 2006 from the comparable prior-year period, primarily due to higher pricing coupled with timing of promotional spending, offset in part by lower volumes of $200 million. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows1:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2006	2005	Change	2006	2005	Change

RJR Tobacco
Investment brands:
CAMEL excluding non-filter	6.1	6.0	2.2%	17.7	16.3	8.5%
KOOL	2.9	3.0	(4.7)%	8.8	8.7	0.9%

	9.0	9.0	(0.1)%	26.5	25.0	5.9%

Selective support brands:
DORAL	4.1	4.5	(9.5)%	12.4	12.9	(4.0)%
WINSTON	3.4	3.7	(9.5)%	10.1	10.8	(6.5)%
SALEM	1.8	2.0	(10.9)%	5.4	5.8	(7.5)%
PALL MALL Savings	1.6	1.5	6.8%	4.9	4.3	12.5%

	10.9	11.8	(7.7)%	32.8	33.9	(3.3)%

Non-support brands	6.2	7.5	(17.2)%	19.2	21.8	(12.0)%

Total domestic	26.0	28.2	(7.8)%	78.5	80.7	(2.8)%

Total full-price	16.1	17.0	(5.3)%	48.2	48.6	(0.9)%
Total savings	9.9	11.2	(11.6)%	30.3	32.1	(5.7)%

Total domestic	26.0	28.2	(7.8)%	78.5	80.7	(2.8)%

Industry[2]
Full-price	69.9	70.4	(0.7)%	203.5	204.6	(0.6)%
Savings	26.1	28.8	(9.6)%	77.2	82.6	(6.5)%

Industry total domestic	96.0	99.3	(3.3)%	280.6	287.2	(2.3)%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect MSAi’s revised methodology adopted to better estimate industry volume.
     RJR Tobacco’s total domestic shipment volume decreased 7.8% in the third quarter of 2006 from the third quarter of 2005 and decreased 2.8% in the first nine months of 2006 from the first nine months of 2005. The decrease in the third quarter reflects the shipment impact relating to the second quarter wholesale-inventory build-up prior to the July 4th holiday and RJR Tobacco’s implementation of an SAP enterprise business system in early July, as well as the underlying decline in consumption and one less shipping day compared with the third quarter of 2005. RJR Tobacco expects that the remaining adverse effects on shipment volume due to the second quarter wholesale-inventory build-up will be reflected in the fourth quarter of 2006. RJR Tobacco’s full-year 2006 volume decline is expected to be approximately 4%. The overall cigarette industry decline is expected to be between 2% and 3%.
     Shipments in the full-priced tier increased to 62.1% of RJR Tobacco’s total domestic shipments during the third quarter of 2006 as compared with 60.4% in the prior-year quarter. RJR Tobacco’s full-price shipments were 61.4% and 60.2% of total shipments for the nine months ended September 30, 2006 and 2005, respectively. The industry’s full-price shipments increased to 72.9% from 71.0% in the three months ended September 30, 2006 and 2005, respectively, and to 72.5% from 71.3% for the nine months ended September 30, 2006 and 2005, respectively.

     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	Three Months Ended[2,3]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2006	2006	Change	2005	Change

Investment brands:
CAMEL excluding non-filter	7.55%	7.36%	0.19	6.58%	0.97
KOOL	3.14%	3.12%	0.02	3.04%	0.10

Total investment brands	10.69%	10.47%	0.22	9.62%	1.07

Selective support brands:
DORAL	4.26%	4.33%	(0.08)	4.58%	(0.32)
WINSTON	3.84%	3.81%	0.03	3.98%	(0.14)
SALEM	2.05%	2.06%	(0.01)	2.18%	(0.13)
PALL MALL Savings	1.95%	1.92%	0.03	1.60%	0.35
ECLIPSE	0.01%	0.01%	—	0.01%	—

Total selective support brands	12.10%	12.13%	(0.03)	12.34%	(0.24)

Non-support brands	7.01%	7.26%	(0.25)	8.02%	(1.01)

RJR Tobacco total domestic	29.80%	29.86%	(0.06)	29.98%	(0.18)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	These amounts, including the restatement of prior periods, reflect IRI’s revised methodology adopted to better reflect industry dynamics.

[3]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles increased 0.19 share points from the second quarter of 2006 and grew 0.97 share points from the comparable prior-year quarter. In the first quarter of 2006, CAMEL introduced new CAMEL Wides packaging and initiated efforts to enhance the performance of the brand’s menthol styles, including new packaging. In the second quarter of 2006, CAMEL introduced CAMEL SNUS, a smokeless, spitless tobacco product, in test markets. KOOL continues to maintain its appeal among adult menthol smokers and had an increase in its retail share of market of 0.02 share points from the second quarter of 2006 and an increase of 0.10 share points from the comparable prior-year quarter. At the end of the second quarter of 2005, RJR Tobacco introduced KOOL’s “Be True” advertising campaign to support KOOL’s growth potential.
     The combined share of market of RJR Tobacco’s investment brands during the third quarter of 2006 showed improvement over the comparative prior-year quarter. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. Within the selective support brands, PALL MALL savings continued to show share growth during 2006. The share results for the first nine months of 2006 were in line with the current brand portfolio strategy, and the overall market share declines continue to moderate.
     RJR Tobacco’s full-price share position of 18.85% in the third quarter of 2006 increased 0.17 share points from the second quarter of 2006 and increased 0.60 share points from the third quarter of 2005 due to the growth of its investment brands. RJR Tobacco’s savings share position of 10.95% of the market in the third quarter of 2006 declined 0.23 share points from the second quarter of 2006 and 0.79 share points compared with the third quarter 2005.

          Operating Income
          RJR Tobacco’s operating income for the third quarter of 2006 increased to $439 million from $318 million in the comparable prior-year quarter primarily due to favorable pricing and lower MSA and tobacco quota buyout expenses of $171 million, detailed below, offset in part by lower volumes, discussed above. Operating income increased $230 million during the first nine months of 2006 from the comparable prior-year period due to the same factors.
          RJR Tobacco’s operating income was also impacted by lower amortization expense of $2 million for the three-month comparable periods and $12 million for the nine-month comparable periods, primarily due to certain acquired consumer-related intangibles being fully amortized prior to 2006. For information relating to the 2003 and 2002 restructuring reserves, including the $1 million adjustment recorded in the second quarter of 2005 relating to the sale of the packaging operations, see note 2 to condensed consolidated financial statements (unaudited).
          RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Settlement	$655	$713	$1,970	$1,997
Phase II growers’ liability offset	—	—	—	(79)
Phase II growers’ liability expense	—	39	—	39

Total settlement expense	$655	$752	$1,970	$1,957

Federal tobacco quota buyout	$63	$65	$194	$198
Federal quota tobacco stock liquidation assessment	—	72	(9)	79

Total quota buyout expense	$63	$137	$185	$277

          RJR Tobacco’s MSA and other state settlement expenses are expected to be approximately $2.6 billion in 2006, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million in 2006. For additional information, see “—Litigation Affecting the Cigarette Industry—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 8 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
          Selling, general and administrative expenses for RJR Tobacco were positively impacted by a $20 million decrease in B&W business combination related integration costs and a $13 million decrease in legal expenses during the third quarter of 2006 compared with the prior-year period, offset in part by $29 million of expenditures relating to ballot initiatives. Selling, general and administrative expenses decreased during the first nine months of 2006 compared with the prior-year period, primarily due to a $46 million decrease in B&W business combination related integration costs and a $37 million decrease in legal expenses, offset in part by $32 million of expenditures relating to ballot initiatives. Additionally, cost of products sold was favorably impacted for the nine-month comparable periods by $14 million of integration costs recorded in 2005.
          Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended September 30, 2006 and 2005, RJR Tobacco’s product liability defense costs were $22 million and $32 million, respectively. For the nine-month periods ended September 30, 2006 and 2005, RJR Tobacco’s product liability defense costs were $79 million and $111 million, respectively. The decrease in product liability defense costs for these comparative periods was primarily due to reduced litigation activity, including a decrease in the number of cases tried or in trial during the first nine months of 2006 (2 cases) compared with the comparable 2005 period (5 cases, including the U.S. Department of Justice case).
          “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “Litigation Affecting the Cigarette Industry—Overview” in note 8 to condensed consolidated financial statements (unaudited):

•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.
          “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research—U.S.A.
          Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry—Overview” in note 8 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry—Scheduled Trials” in note 8 for detailed information regarding the number and nature of cases in trial and scheduled for trial during the remainder of 2006 through September 30, 2007.
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
Conwood
          The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statement of income (unaudited) includes only the results of operations of Conwood for June through September 2006. Conwood’s moist snuff products accounted for approximately 75% of Conwood’s total net sales of $164 million for June through September 2006. Conwood’s net sales are dependent upon premium versus price-value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. Conwood’s operating income of $70 million and $97 million for the three- and nine-month periods ended September 30, 2006, respectively, includes $3 million of integration costs.

          The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The Conwood shares of the moist snuff category as a percentage of total share of U.S. retail moist snuff sales, according to distributor reported data1 processed by MSAi, were as follows:

	Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2006	2006	Change	2005	Change

Moist snuff:
Premium
KODIAK	5.17%	5.38%	(0.21)	5.61%	(0.44)
Other	0.34%	0.35%	(0.01)	0.38%	(0.04)

	5.51%	5.73%	(0.22)	5.99%	(0.48)

Price-value
GRIZZLY	20.22%	19.15%	1.07	16.62%	3.60
Other	0.28%	0.29%	(0.01)	0.38%	(0.10)

	20.50%	19.44%	1.06	17.00%	3.50

Total moist snuff	26.01%	25.17%	0.84	22.99%	3.02

[1]	Distributor shipments to retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
          GRIZZLY’s growth led Conwood’s share position to 26.01% of the moist snuff market in the third quarter of 2006, an increase of 0.84 share points from the second quarter of 2006 and 3.02 share points compared with the third quarter of 2005. GRIZZLY’s price-value share position was 46.63% of that market in the third quarter, an increase of 1.12% from the second quarter of 2006 and an increase of 5.05% from the third quarter of 2005. In the third quarter of 2006, Conwood introduced GRIZZLY long-cut natural in 20 states to further enhance GRIZZLY’s growth potential.
          Conwood’s total shipment volume increased 17.9% in the first nine months of 2006 from the first nine months of 2005, including GRIZZLY’s 29.4% volume growth. For the industry, the overall moist snuff category volume increase is expected to be between 6% and 7% for 2006.
All Other
          All Other operating income for both comparable periods was favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. In addition, the nine-month period was favorably impacted by the $25 million 2005 loss relating to the sale of the packaging operations. See note 2 to condensed consolidated financial statements (unaudited) for information relating to the sale of the packaging operations. Cost of products sold includes MSA settlement expense of $6 million and $4 million for the three months ended September 30, 2006 and 2005, respectively, and $18 million and $17 million for the nine months ended September 30, 2006 and 2005, respectively.
RAI Consolidated
          Interest and debt expense was $92 million and $179 million during the three- and nine-month periods ended September 30, 2006, respectively, an increase of $61 million and $98 million from the respective comparable prior-year periods. The increases from the prior-year periods are primarily due to higher debt balances, resulting from the June 2005 RJR private debt offering and the debt incurred by RAI to fund the Conwood acquisition in May 2006, in addition to higher interest rates as a result of interest rate swaps. See “—Debt” below for additional information.
          Interest income was $34 million and $93 million during the three- and nine-month periods ended September 30, 2006, respectively, an increase of $11 million and $40 million from the respective comparable prior-year periods.

The increases from the prior-year periods are primarily due to higher interest rates and, to a lesser extent, higher average cash balances.
          Other income net was $3 million and $6 million during the three- and nine-month periods ended September 30, 2006, respectively, compared with other expense net of $7 million and $14 million during the comparable 2005 periods. Both comparable periods were favorably impacted by increased earnings from equity investments, coupled with the impact in 2005 of the net $7 million costs related to debt extinguishment. In addition, the nine-month change reflects favorable foreign exchange impacts.
          Provision for income taxes was $180 million, or an effective rate of 37.0%, in the third quarter of 2006 compared with $129 million, or an effective rate of 37.9%, in the third quarter of 2005. The provision for income taxes during the first nine months of 2006 was $570 million, or an effective rate of 37.4%, compared with $454 million, or an effective rate of 37.9% during the first nine months of 2005. The effective tax rate for the first nine months of 2006 includes favorable resolutions of certain prior years’ tax matters, offset by higher projected non-deductible items. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004.
          Extraordinary items includes a gain of $74 million for the nine-month period ended September 30, 2006, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.
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
          The second quarter debt issuance resulted in the following material changes in RAI’s contractual obligations at September 30, 2006, compared with December 31, 2005:

	Payments Due by Period
		Less than 1 Year—	1—3 Years	4—5 Years
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt issued in May 2006, net of discount, exclusive of interest[1]	$1,641	$—	$—	$—	$1,641
Borrowings under the RAI Credit Facilities entered into in May 2006, exclusive of interest[1,2]	1,546	4	31	31	1,480
Interest payments related to long-term debt issued in May 2006[1]	1,141	62	248	248	583
Interest payments related to the RAI Credit Facilities entered into in May 2006[1]	663	28	227	225	183

Total change in cash obligations	$4,991	$94	$506	$504	$3,887

[1]	For more information about RAI’s long-term debt and the RAI Credit Facilities, see “ —Debt” below and notes 5 and 6 to condensed consolidated financial statements (unaudited).

[2]	Only mandatory quarterly repayments are presented. Potential mandatory repayments based on excess cash flow calculations as defined in the credit agreement are excluded. Voluntary repayments may be made without premium prior to maturity.
          On August 17, 2006, the Pension Protection Act of 2006 was signed into law. Among other things, this legislation requires timely and adequate funding to qualified pension plans by 2011. RAI expects to contribute approximately $290 million to its pensions plans in 2007. Due to changes in market value, Pension Benefit Guaranty Corporation requirements and tax deductibility, additional funding for 2008 and thereafter is not reasonably estimable.
Cash Flows
          Net cash flows from operating activities were $1,028 million in the first nine months of 2006, compared with $851 million in the first nine months of 2005. This increase is primarily due to an increase in net income of $285 million and the receipt of an IRS tax refund in 2006, partially offset by higher pension funding and higher income taxes paid in 2006.
          Net cash flows used in investing activities were $3.6 billion in the first nine months of 2006, compared with $663 million in the prior-year period. This change is primarily due to the acquisition of Conwood for $3.5 billion, offset in part by lower net purchases of short-term investments of $614 million.
          Net cash flows from financing activities were $2.4 billion in the first nine months of 2006, compared with net cash flows used in financing activities of $295 million in the prior-year period. This change is primarily due to $3.2 billion in proceeds from RAI’s debt issuances to fund the Conwood acquisition, offset in part by higher dividends paid per share of common stock and higher debt issuance costs.
Stock Repurchases
          RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under this plan are cancelled at the time of repurchase. There were no share repurchases during the first nine months of 2006.
Stock Split
          On July 19, 2006, RAI announced that its board of directors had declared a two-for-one stock split, to be effected in the form of a 100% stock dividend of its common stock, to shareholders of record on July 31, 2006. The stock dividend was distributed to RAI’s shareholders on August 14, 2006. All current and prior period share and per share amounts have been adjusted to reflect this stock split.
Dividends
          On July 19, 2006, RAI’s Board of Directors declared a quarterly cash dividend of $0.75 per common share, after giving effect to the stock split. The dividend was paid on October 2, 2006, to shareholders of record as of September 11, 2006. On an annualized basis, after the effect of the stock split, the dividend rate is $3.00 per common share, a 20% increase from the prior annualized amount of $2.50 per common share. RAI’s dividend policy states dividends are to be paid to the shareholders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
          RAI’s operating subsidiaries’ capital expenditures were $105 million for the first nine months of 2006, of which $5 million related to the fourth quarter of 2005, compared with $74 million for the first nine months of 2005. The increase in 2006 is primarily due to increased expenditures relating to the implementation of an SAP enterprise business system and the purchase of a previously leased aircraft. RJR Tobacco plans to spend an additional $40 million to $50 million, and Conwood plans to spend approximately $5 million for capital expenditures during the remainder of 2006, funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2006.

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
          RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At September 30, 2006, RAI had $24 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $526 million of the revolving credit facility was available for borrowing.
          Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio and the credit ratings assigned to the RAI Credit Facilities. At September 30, 2006, RAI had the following term loan amounts outstanding: $850 million bearing interest at the June 1, 2006, six-month LIBOR rate plus 1.875%; $650 million bearing interest at the September 5, 2006, six-month LIBOR rate plus 1.875%; and $46 million at the September 29, 2006, three-month LIBOR rate plus 1.875%.
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
          RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its subsidiaries, guarantee RAI’s obligations under the RAI Credit Facilities. On September 30, 2006, GPI, RJR Packaging, LLC and Scott Tobacco LLC were added as guarantors of the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries to secure such obligations. RJR has pledged its interest in RJR Tobacco common stock as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P.
          Long-term Debt
          On December 7, 2005, RJR filed a registration statement with the SEC, which became effective on January 10, 2006, in order to issue registered notes in exchange for the $500 million privately placed notes issued on June 22, 2005. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the exchange notes. At the expiration of the exchange offer on February 14, 2006, 100% of the privately placed 6.5% secured notes due 2010, and 100% of the privately placed 7.3% secured notes due 2015, had been validly tendered for exchange and were accepted by RJR.

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
          At the closing of the exchange offer on June 20, 2006, approximately 89% of the RJR notes were validly tendered for exchange and were accepted by RAI. The tendered RJR notes were cancelled. The $161 million aggregate principal amount of RJR notes that are still outstanding under the amended RJR indentures are now unsecured, but remain guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI. On September 30, 2006, GPI and RJR Packaging, LLC were added as guarantors of RJR’s long-term unsecured notes. RJR also has $89 million of other non-bank debt that is neither secured nor guaranteed.
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
          On October 3, 2006, RAI filed an S-4 registration statement with the SEC to offer to exchange $2.939 billion of RAI privately placed secured notes for RAI registered secured notes pursuant to the registration rights agreement. The S-4 was declared effective on November 7, 2006 and the exchange is expected to close prior to December 27, 2006. On October 25, 2006, RAI filed an S-4 registration statement with the SEC to offer to exchange $161 million of remaining RJR unsecured notes for RAI registered secured notes. The S-4 was declared effective on November 7, 2006 and the exchange is expected to close prior to year-end.
          In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, RJR Tobacco, Santa Fe, Lane and Conwood Holdings, Inc. and its subsidiaries, guarantee RAI’s long-term secured notes. On September 30, 2006, RJR, GPI, RJR Packaging, LLC and Scott Tobacco LLC were added as guarantors of RAI long-term secured notes. RJR has pledged its interest in RJR Tobacco common stock as collateral for RAI’s long-term secured notes. Also, RJR Tobacco’s and Conwood’s material subsidiaries have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term senior secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
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
          As of September 30, 2006, Moody’s corporate credit rating of RAI is Ba2, positive outlook, and S&P’s rating is BB+, stable outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

          As of September 30, 2006, long-term debt consisted of the following:

September 30,
2006
RJR 8.5%—9.25% unsecured notes, due 2007 to 2013	$89
RJR 6.5%—7.875% guaranteed, unsecured notes, due 2007 to 2015	164

Total RJR debt	253

RAI 6.5%—7.875% guaranteed, secured notes, due 2007 to 2015[1]	1,298
RAI 7.25%—7.75% guaranteed, secured notes, due 2013 to 2018[2]	1,641
RAI floating rate, guaranteed, secured, term loan, due 2012	1,546

Total RAI debt	4,485

Total debt	4,738
Current maturities of long-term debt	(344)

$4,394

[1]	RAI debt arising from the RJR exchanged notes; see above for additional information.

[2]	RAI newly issued long-term debt; see above for additional information.
          At its option, RAI and RJR may redeem any or all of their outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.
          RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.
          RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2006.
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
          In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 8 to condensed consolidated financial statements (unaudited), the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “Litigation Affecting the Cigarette Industry—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 8 to condensed consolidated financial statements (unaudited). The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.
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
          The settling states contend that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. Of the settling states, 37 have filed legal proceedings seeking orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA. Of these, 23 courts have addressed whether disputes concerning the 2003 NPM Adjustment are arbitrable, and 22 have ruled that arbitration is required under the MSA. See note 8 to condensed consolidated financial statements (unaudited) for additional information regarding these proceedings.
Governmental Activity
     The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:
•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of flavorings in tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes based on a machine test method different from that required by the U.S. Federal Trade Commission;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
In addition, during the remainder of 2006, the U.S. Congress may consider legislation regarding:
•	further increases in the federal excise tax on cigarettes and other tobacco products;

•	regulation of the manufacture and sale of tobacco products by the U.S. Food and Drug Administration;

•	regulation of environmental tobacco smoke;

•	additional warnings on tobacco packaging and advertising;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning of the delivery of tobacco products by the U.S. Postal Service.
Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. On October 1, 2006, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.788. Four states have passed excise tax per pack increases in 2006: Texas ($0.41 to $1.41, effective January 1, 2007); New Jersey ($2.40 to $2.575, effective July 15, 2006), Vermont ($1.19 to $1.79 on July 1, 2006, and $1.79 to $1.99 on July 1, 2008) and Hawaii ($1.40 to $2.60 over six years, in six annual increments of $0.20, commencing October 1, 2006). Additionally, four states, including California with a $2.60 increase per pack measure, have proposals to increase the cigarette excise tax on the ballot during November elections this year. RJR Tobacco and Conwood, as part of coalitions in some of the states, expect to spend at least $40 million in 2006, to address these and other tobacco-related initiatives. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
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
     Forty-nine states also subject smokeless tobacco to excise taxes. As of October 1, 2006, 40 states taxed smokeless tobacco on an ad valorem basis at rates that range from 3% in North Carolina to 90% in Massachusetts. California, which adjusts its rate annually in an effort to equalize smokeless tobacco and cigarette taxes, currently imposes a rate of 46.76%. In 2006, Texas passed legislation that raises its ad valorem excise tax rate to 40% effective January 1, 2007. Alabama, Arizona, Connecticut, Montana and North Dakota tax moist snuff (and in Alabama, Arizona and North Dakota chewing tobacco as well) on the bases of weight at rates ranging from $0.01 for snuff units weighing less than 5/8 of an ounce in Alabama to $0.85 per ounce of snuff in Montana, and $0.015 per ounce for chewing tobacco in Alabama to $0.16 per ounce in North Dakota. Kentucky has a unit tax of $0.095 per unit on moist snuff. Three states changed the method of taxing moist snuff from an ad valorem basis to a weight-based tax during the second quarter of 2006. The new weight-based tax rates on moist snuff are as follows: Vermont $1.49 per ounce, Rhode Island $1.00 per ounce and New Jersey $0.75 per ounce. Cigars are generally taxed on an ad valorem basis, ranging from 3% in North Carolina to 75% in Alaska and Washington. Alabama, Arizona, Oklahoma and Texas have unit-based tax schemes for cigars, while California, Connecticut, Florida, Iowa, Tennessee and Vermont tax little cigars the same as cigarettes. The Commonwealth of Pennsylvania levies no tax on other tobacco products.
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
     Since the initial report in 1964, the Secretary of Health, Education and Welfare (now the Secretary of Health and Human Services) and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act required states to adopt a minimum age of 18 for purchase of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation. And in June 2006, the Surgeon General released a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Among its conclusions, the report found the following: exposure of adults to secondhand smoke causes coronary heart disease and lung cancer, exposure of children to secondhand smoke results in an increased risk to sudden infant death syndrome, acute respiratory infections, ear problems and more severe asthma; and that there is no risk-free level of exposure to secondhand smoke.
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
     In June 2000, the seven largest U.S. cigar companies, including Lane, entered into agreements with the U.S. Federal Trade Commission to clearly and conspicuously display on virtually every cigar package and advertisement one of the following warnings on a rotating basis:
•	“SURGEON GENERAL WARNING: Cigar Smoking Can Cause Cancers Of The Mouth And Throat, Even If You Do Not Inhale;”

•	“SURGEON GENERAL WARNING: Cigar Smoking Can Cause Lung Cancer And Heart Disease;”

•	“SURGEON GENERAL WARNING: Tobacco Use Increases The Risk Of Infertility, Stillbirth And Low Birth Weight;”

•	“SURGEON GENERAL WARNING: Cigars Are Not A Safe Alternative To Cigarettes;” and

•	“SURGEON GENERAL WARNING: Tobacco Smoke Increases The Risk Of Lung Cancer And Heart Disease, Even In Nonsmokers.”
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
     On August 29, 2006, The Massachusetts Department of Public Health released a report entitled, “Change in Nicotine Yields 1998-2004,” based on data submitted by RJR Tobacco as well as other cigarette manufacturers pursuant to Massachusetts law. Under this law, cigarette manufactures are required to provide nicotine yield data generated under a machine test method different from that required by the FTC for all styles of a cigarette brand family that has a national market share of 3% or more as well as other brand styles selected by the MDPH. Other than Texas in 2000, no other state has passed similar regulations. However, Massachusetts’ recent report has generated interest from at least one other state for this type of information.
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
Tobacco Buyout Legislation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $265 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. Of the tobacco stock liquidation assessments incurred, approximately $60 million has been paid through the third quarter of 2006, and the remaining $12 million is scheduled to be paid by December 31, 2006.

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
Other Contingencies and Guarantees
          For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “—Other Contingencies and Guarantees” in note 8 to condensed consolidated financial statements (unaudited).
Cautionary Information Regarding Forward-Looking Statements
          Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors and the growth of deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the failure to realize the anticipated benefits arising from the Conwood acquisition;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RAI’s and RJR’s securities;

•	any restrictive covenants imposed under debt agreements of RAI and RJR;

•	the possibility of fire, violent weather and other disasters that may adversely affect the manufacturing facilities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses and the recent shortage of packaging materials causing incomplete deliveries to RJR Tobacco’s customers of certain brand styles;

•	any adverse effects arising out of the implementation of an SAP enterprise business system in the third quarter of 2006; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at September 30, 2006.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	In the third quarter of 2006, RAI and certain of its subsidiaries, including RJR Tobacco, implemented an SAP enterprise business system. The implementation involved changes in systems and accordingly, have required changes to internal controls. RAI’s management has reviewed the controls affected by the implementation and made appropriate changes to internal controls as a part of the implementation. RAI’s management believes that the controls, as modified, are appropriate and functioning effectively as of the end of the period covered by this report.

PART II — Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RAI and its subsidiaries, including RJR Tobacco and Conwood, and RJR Tobacco’s indemnitees, including B&W, see note 8 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I—Financial Information.
Item 1A. Risk Factors
     RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their operations, some of which are beyond their control. These risk factors are discussed in more detail in Part I, Item 1a, Risk Factors in RAI’s Annual Report on Form 10-K for the year ended December 31, 2005.
The following are descriptions of material updates in RAI’s risk factors:
     In 2000, a $36.3 billion judgment was entered against RJR Tobacco and a $17.6 billion judgment was entered against B&W in Engle v. R. J. Reynolds Tobacco Co., Circuit Court, Miami-Dade County, Florida, referred to as Engle.
     The Florida Supreme Court accepted the case on May 12, 2004, heard oral argument on November 4, 2004, and issued its decision on July 6, 2006. The court affirmed the appellate court’s dismissal of the punitive damages awards against RJR Tobacco and B&W and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of class-wide findings from the Engle trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996.
     RJR Tobacco and the other defendants in Engle have filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s application of the class action rule denies defendants due process. The plaintiffs have also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. In the event the decision of the Florida Supreme Court in Engle stands, RAI anticipates that it is likely that individual case filings in Florida would increase. In addition to possible adverse effects of the outcomes in these cases, individually or in the aggregate, an increase in these cases will result in increased legal expenses and other litigation and related costs which could have an adverse effect on the results of operations and cash flows of RJR Tobacco, and, consequently, of RAI. See note 8 to condensed consolidated financial statements (unaudited) for additional information.
     RJR Tobacco now depends on third-party suppliers for its tobacco packaging materials requirements; if the supply of tobacco packaging materials from the suppliers is interrupted, or the quality of the packaging declines, RJR Tobacco’s packaging costs and sales could be negatively affected.
     On May 2, 2005, RJR Tobacco and RJR Packaging, LLC sold the assets and business of RJR Packaging, LLC to five packaging companies. In connection with this sale, RJR Tobacco entered into agreements with four of the purchasers, pursuant to which those companies supply RJR Tobacco with certain of its tobacco packaging materials requirements.
     As a result, RJR Tobacco is now dependent upon third parties for its packaging requirements. Consequently, the risks of an interruption in the supply of packaging materials to RJR Tobacco, or a decline in the quality of such packaging materials, have increased. A decline in the quality of packaging materials could negatively affect sales. If the supply of packaging materials is interrupted, RJR Tobacco’s own shipments of tobacco products could be materially slowed, which could decrease sales and adversely impact RJR Tobacco’s relationships with wholesalers and retailers.

Delays in the shipments of RJR Tobacco’s products may result in certain RJR Tobacco brand styles being out of stock at the retail level, increasing the potential that consumers may switch to brands made by RJR Tobacco’s competitors.
     If RJR Tobacco had to seek alternate suppliers, particularly on an urgent basis, there is no guarantee that RJR Tobacco could find alternate suppliers willing or able to supply packaging materials on a timely basis (if at all), at an acceptable cost and of the necessary quality. If, as a result of securing an alternate supply of packaging materials, RJR Tobacco’s packaging related costs increased, its profits could consequently decrease. Sales could also be negatively affected if the quality of packaging from the alternate suppliers were below RJR Tobacco’s requirements.
     A material increase in RJR Tobacco’s packaging related costs, a material decrease in the quality of packaging materials or a material interruption in the supply of packaging materials could materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.
     Beginning in late June 2006, and continuing through October 2006, RJR Tobacco experienced a shortage of packaging materials for certain of its brand styles. This shortage caused incomplete deliveries to certain of RJR Tobacco’s customers of the affected brand styles. To address this issue, packaging materials capacity was increased at RJR Tobacco’s primary packaging supplier, and RJR Tobacco has been purchasing certain packaging materials from other packaging suppliers. As a result, RJR Tobacco has now completed the process of building its cigarette inventories back to historical levels. RAI does not believe that this shortage will materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco or RAI.
     RJR Tobacco could be subject to substantial liabilities from claims asserted by the U.S. Department of Justice.
     On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover funds expended by the federal government in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare as Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for rehearing was denied in April 2005, and its petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded June 10, 2005.
     On August 17, 2006, the court found the defendants liable for the RICO claims, but did not impose any direct financial penalties. The court instead enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The court also ordered defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. In addition, the court placed restrictions on the ability of the defendants to dispose of certain assets for use in the United States unless the transferee agrees to abide by the terms of the court’s order. The order also requires the defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with this case.
     The defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia on September 11, 2006. The government filed its notice of appeal on October 16, 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending defendants’ appeal. On September 28, 2006, the district court denied defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending defendants’ appeal. The court granted the motion on October 31, 2006.
     The stay of the district court’s order suspends the enforcement of the order pending the outcome of defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order (such as the ban on certain brand style descriptors and the corrective advertising requirements) would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order (such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications). Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order is ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.

     An adverse outcome in this case could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco, and, consequently, of RAI.
     RJR Tobacco could be subject to substantial liabilities from lawsuits based on claims that smokers were misled through its marketing of “light,” “ultra light” and “low-tar” cigarettes.
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nationwide “lights” class action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs’ motion for class certification and various other motions were heard on September 13, 2006. On September 25, 2006, the court, among other things, granted class certification and set a trial date of January 22, 2007. On October 6, 2006, the defendants, including RJR Tobacco, filed a petition requesting the U.S. Court of Appeals for the Second Circuit to review the class certification decision and a motion to stay the case pending that review. On October 24, 2006, the court of appeals ordered a temporary stay of all pretrial and trial proceedings pending the disposition of the motion to stay and the petition requesting that the court review the certification decision.
     In the event RJR Tobacco and its affiliates and indemnitees lose the Turner, Howard or Schwab cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face bonding difficulties similar to the difficulties faced by Philip Morris in Price depending upon the amount of damages ordered, if any. This result could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. See note 8 to condensed consolidated financial statements (unaudited) for additional information.
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
     RJR Tobacco and Conwood face a customer concentration risk.
     Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 28%, 30% and 33% of RJR Tobacco’s revenue in 2005, 2004 and 2003, respectively. Sales made by Conwood to McLane Company, Inc. comprised 15%, 16% and 16% of Conwood’s consolidated revenue in 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of RAI’s or Conwood’s revenue during those years. The loss of this customer, or a significant decline in its purchases from RJR Tobacco or Conwood, could have a material adverse effect on the business, financial condition and results of operations of RJR Tobacco or Conwood, as the case may be, and, consequently, of RAI.
     RAI has substantial debt and may incur substantial additional debt, which could adversely affect its financial health and its ability to obtain financing in the future, react to changes in its business and make payments on its indebtedness.
     As of September 30, 2006, on a consolidated basis, RAI had $4.394 billion of outstanding long-term indebtedness (less current maturities). Because of RAI’s substantial indebtedness:
•	its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and its ability to satisfy its obligations with respect to its indebtedness may be impaired in the future;

•	a substantial portion of its cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to it for other purposes;

•	it may be at a disadvantage compared to its competitors with less debt or comparable debt at more favorable interest rates; and

•	its flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and it may be more vulnerable to a downturn in general economic conditions or its business or be unable to carry out capital spending that is necessary or important to its growth strategy and its efforts to improve operating margins.
     It is likely that RAI will refinance, or attempt to refinance, a significant portion of this indebtedness prior to its maturity through the incurrence of new indebtedness. There can be no assurance that RAI’s available cash or access to financing on acceptable terms will be sufficient to satisfy when due such indebtedness.
     An increase in interest rates would increase the cost of servicing RAI’s variable rate indebtedness and could cause its annual debt service obligations to increase significantly and reduce its profitability.
     RAI’s borrowings under its credit facilities bear interest at a variable or floating rate. As of September 30, 2006, the borrowings outstanding under the credit facilities consisted solely of the $1.546 billion floating rate term loan. In addition, as of September 30, 2006, RAI had outstanding interest rate swap agreements, the effect of which was to convert the interest rate applicable to $750 million principal amount of debt from a fixed to a floating rate. Any increase in interest rates would increase the cost of servicing RAI’s floating rate debt and, consequently, RAI’s net income would decrease. A 100 basis-point increase in LIBOR (the rate applicable as of September 30, 2006, to the term loan and $750 million principal amount of debt subject to the interest rate swap) would increase RAI’s annual interest expense by $23 million. For a discussion of how RAI manages its exposure to changes in interest rates, see note 7 to the condensed consolidated financial statements (unaudited).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI repurchases and cancels shares forfeited with respect to the tax liability associated with certain option exercises under the RAI Long-Term Incentive Plan. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased under this plan are cancelled at the time of repurchase. There were no share repurchases during the first nine months of 2006.
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. The RAI Credit Facilities limit the payment of dividends by RAI on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2 and note 5 to condensed consolidated financial statements (unaudited). RAI believes that the provisions of its credit facility and the guarantees of its credit facility, interest rate swaps and guaranteed, secured notes will not impair RAI’s payment of quarterly dividends.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description

4.1	First Supplemental Indenture dated September 30, 2006, to Indenture dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated September 30, 2006).

4.2	Fifth Supplemental Indenture dated September 30, 2006, to Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee, as amended (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated September 30, 2006).

4.3	Seventh Supplemental Indenture dated September 30, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee, as amended (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated September 30, 2006).

10.1	Amendment No. 1 to Annual Incentive Award Plan, amended and restated as of January 1, 2006, dated July 18, 2006 (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.2	Amendment No. 1 to Deferred Compensation Plan for Directors of Reynolds American Inc., amended and restated effective February 2, 2005, dated July 19, 2006 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.3	Offer of Employment Letter dated August 18, 2006, by Reynolds American Inc. and E. Julia (Judy) Lambeth, accepted by Ms. Lambeth on August 19, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated August 19, 2006).

10.4	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated September 13, 2006).

10.5	Amended and Restated Equity Incentive Award Plan for Directors of Reynolds American Inc., dated September 13, 2006 (incorporated by reference to Exhibit 10.32 to Registrant’s Form S-4 filed October 3, 2006).

10.6	Subsidiary Assumption and Joinder Agreement dated as of September 30, 2006 among JPMorgan Chase Bank, N.A., as administrative agent, R. J. Reynolds Global Products, Inc., RJR Packaging, LLC and Scott Tobacco LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated September 30, 2006).

10.7	Amendment No. 1 to Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Registrant’s Form S-4 filed October 3, 2006).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit Number	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
/s/ Dianne M. Neal
Dianne M. Neal
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 7, 2006