Form 10-K
period 2006-12-31
REYNOLDS AMERICAN INC
filed 2007-02-27
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                       (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2006, was approximately $9.8 billion, based on the closing price of $57.65. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 16, 2007: 295,626,506 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 30, 2007, are incorporated by reference into Part III of this report.

INDEX

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	61

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	63
Item 6.	Selected Financial Data	66
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	98
Item 8.	Financial Statements and Supplementary Data	100
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	195
Item 9A.	Controls and Procedures	195
Item 9B.	Other Information	195

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	196
Item 11.	Executive Compensation	196
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	196
Item 13.	Certain Relationships and Related Transactions, and Director Independence	196
Item 14.	Principal Accountant Fees and Services	196

Part IV
Item 15.	Exhibits and Financial Statement Schedules	196
Signatures		205
Exhibit 10.45
Exhibit 10.48
Exhibit 10.57
Exhibit 10.58
Exhibit 10.59
Exhibit 10.61
Exhibit 10.66
Exhibit 10.71
Exhibit 10.72
Exhibit 12.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1

PART I

Item 1. Business

Reynolds American Inc. was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol RAI. RAI was created to facilitate transactions on July 30, 2004, to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation and referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. RJR is now a wholly owned subsidiary of RAI. RAI’s headquarters are located in Winston-Salem, North Carolina.

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

Pursuant to requirements of the NYSE, in May 2006, the chief executive officer of RAI filed a form of Annual CEO Certification with the NYSE regarding RAI’s compliance with the NYSE’s corporate governance listing standards. In addition, RAI’s chief executive officer and chief financial officer have signed certifications required by the SEC regarding RAI’s public disclosures. These SEC certifications have been included as Exhibits 31.1 and 31.2 to this Form 10-K for the year ended December 31, 2006.

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

RAI’s wholly owned subsidiaries include its operating subsidiaries, RJR Tobacco, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane, Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI. In addition, RAI’s operating subsidiaries include the companies, collectively referred to as Conwood, acquired on May 31, 2006, by RAI’s newly formed subsidiary, Conwood Holdings, Inc., described below under “— Conwood Acquisition.”

RAI’s largest operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, were five of the ten best-selling brands of cigarettes in the United States in 2006. Those brands, and its other brands, including PALL MALL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages a contract manufacturing business through arrangements with BAT affiliates.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. See “— Conwood Acquisition” below for information relating to the May 31, 2006, acquisition. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States, and LEVI GARRETT, a loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products. All of Conwood’s products held the first or second position in market share in their respective categories in 2006.

The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN

SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, and manages a contract manufacturing business. Beginning on January 1, 2007, Conwood will distribute certain of Lane’s non-cigarette products, and RJR Tobacco will distribute DUNHILL cigarettes. Also, beginning on January 1, 2007, GPI will manage Santa Fe’s international business.

For net sales, operating income and total assets attributable to each segment, see note 18 to consolidated financial statements.

RAI Strategy

RAI will focus on delivering sustainable earnings growth and strong cash flow and building long-term shareholder value. To this end, RAI expects its activities and initiatives to be driven by the strategic platforms of long-term market share growth and productivity enhancement for its key tobacco operating subsidiaries, while maintaining high standards of corporate governance and business conduct in a high performing culture.

Conwood Acquisition

On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed its $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC, and Conwood-2 LLC. Conwood LLC, Conwood-1 LLC and Conwood-2 LLC were merged into Conwood Holdings, Inc. in 2006. Also during 2006, Conwood Company, L.P. and Conwood Sales Co., L.P. were converted into limited liability companies and renamed Conwood Company, LLC and Conwood Sales Co., LLC, respectively. The acquired companies are collectively referred to as Conwood. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. See “— Liquidity and Financial Position” in Item 7 and notes 11 and 12 to consolidated financial statements for additional information relating to borrowing arrangements and long-term debt. The transaction was treated as a purchase of the Conwood net assets by RAI for financial accounting purposes. RAI believes the Conwood acquisition will enhance shareholder value and will continue to be accretive to operating earnings.

The Conwood acquisition also is expected to enhance RAI’s efforts to offer a range of differentiated tobacco products to adult consumers. RAI intends to combine certain operations of Lane with Conwood, to be completed by the end of 2007, in order to consolidate and strengthen the companies’ portfolio of smokeless and other non-cigarette tobacco products.

Other Acquisitions and B&W Business Combination Transactions

Prior to June 1999, RJR was a subsidiary of Nabisco Group Holdings Corp., referred to as NGH. In May 1999, RJR transferred cash and its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders. Shares of RJR common stock began trading separately on June 15, 1999, on the NYSE. In 2000, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash.

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

RAI believes that the acquisitions of NGH and Santa Fe, and the joint venture with Gallaher Group Plc have provided meaningful opportunities for RAI to build shareholder value. Santa Fe’s approach to building brand equity is consistent with RJR Tobacco’s strategy for its growth brands, and the acquisition was originated in order to enhance RAI’s consolidated earnings. The joint venture provides RAI an opportunity to compete in the growing international American-blend market, and became accretive to earnings in 2004.

RAI facilitated the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of B&W with RJR Tobacco. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock, and previous RJR stockholders were issued shares of RAI common stock in exchange for their shares of RJR common stock, resulting in their ownership of approximately 58% of RAI’s common stock outstanding. Also, as part of the combination transactions, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which then owned all of the capital stock of Lane, and RJR became a wholly owned subsidiary of RAI. These July 30, 2004, transactions generally are referred to as the B&W business combination. In 2006, CMSI was merged with and into Lane, and Lane became a direct, wholly owned subsidiary of RAI.

RAI believes the B&W business combination has provided significant efficiencies and has enhanced RJR Tobacco’s ability to compete effectively in the U.S. market. The merger is accretive to earnings and provides value and return to RAI’s shareholders.

In December 2005, GPI acquired from Japan Tobacco Inc., referred to as JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million allocated on the basis of the estimated fair market value of the inventory and intangible assets acquired. The related rights were previously sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business.

RJR Tobacco

Cigarette Industry Overview

RJR Tobacco conducts its business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand has declined since 1987 and is expected to continue to decline. U.S. cigarette shipments as tracked by Management Science Associates, Inc., referred to as MSAi, report that shipments declined 2.4% in 2006, to 372.5 billion cigarettes, 3.4% in 2005 and 1.8% in 2004.

In addition to decreases in consumption, profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., a subsidiary of Altria Group, Inc., and Lorillard Tobacco Company, an indirect subsidiary of the Loews Corporation, as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. For further discussion, see “— Litigation Affecting the Cigarette Industry-Governmental Health-Care Cost Recovery Cases-MSA and Other State Settlement Agreements” in Item 3 and “— Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Based on data collected by Information Resources Inc./Capstone Research, Inc., referred to as IRI, during 2006, 2005 and 2004, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 50.86%,

50.59% and 50.00%, respectively. During these same years, the combined share of RJR Tobacco and B&W brands was 29.78%, 30.28% and 31.12%, respectively.

Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI. These two organizations are the primary sources of data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. However, you should not rely on the market share data reported by IRI as being precise measurements of actual market share because IRI is not able to effectively track the volume of all deep-discount brands. RJR Tobacco believes that deep-discount brands made by small manufacturers have a combined market share of approximately 13% of U.S. industry unit sales. Accordingly, the retail share of market of RJR Tobacco and its brands as reported by IRI may overstate their actual market share. In addition, in 2006, IRI revised its methodology to better reflect industry dynamics and restated share data only for 2005. The revised methodology by IRI did not have a material impact on the percentages previously reported.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve a brand’s market position or to introduce a new brand. Most recently, competition among the major manufacturers has focused on product innovation and expansion, including into the smokeless tobacco category, as well as efficient and effective means of balancing market share and profit growth.

With the exception of the growth of the deep-discount brands from 1998 through 2003, major manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult.

Marketing

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

RJR Tobacco’s brand portfolio strategy during 2005 and 2006 included three categories of brands: investment, selective support and non-support. The investment brands were CAMEL and KOOL, which received significant resources focused on accelerating their share-of-market growth. The selective support brands included two premium brands, WINSTON and SALEM, and two value brands, DORAL and PALL MALL, all of which received limited support in an effort to optimize profitability. The non-support brands were managed to maximize near-term profitability.

At the beginning of 2007, RJR Tobacco further refined its brand portfolio strategy and modified the three categories of brands to growth, support and non-support. The growth brands include two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term accelerated growth and profit, CAMEL and KOOL will continue to receive significant investment support, consistent with their previous investment brand status. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited support for scale and long-term profit. The non-support brands include all remaining brands and are managed to maximize near-term profitability. RJR Tobacco expects that, within the next four years, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.

During 2006, CAMEL’s filtered styles delivered growth of 0.68 share points based on the strength of the brand’s equity, competitive promotions and innovative product and packaging. CAMEL obtained its highest share point growth since 1947. In 2006, CAMEL introduced new CAMEL Wides packaging and initiated efforts to enhance the performance of the brand’s menthol styles, including new packaging and new CAMEL Wides Menthol styles. CAMEL Menthol share more than doubled in 2006 driven by these factors and its successful distribution expansion. In January 2007, CAMEL launched CAMEL No. 9, offering a light, flavorful tobacco blend with distinctive packaging intended to appeal to female adult smokers.

In 2006, CAMEL introduced CAMEL SNUS, a smokeless, spitless tobacco product, in test markets. The SNUS test markets are providing valuable insights into adult tobacco consumer preferences.

KOOL continues to maintain its appeal among adult menthol smokers and had an increase in its retail share for the second year in a row, with an increase of 0.13 share points in 2006. In the fourth quarter of 2006, KOOL introduced on a limited distribution, KOOL XL, a wide-gauge cigarette style, delivering innovation in the highly competitive and growing menthol category.

PALL MALL increased its share of market by 0.28 share points in 2006 and continues to demonstrate its strength in the value category based on its unique product platform of being a longer lasting cigarette.

The combined share of market of the growth brands of 12.41% represents a 1.09 share point increase over 2005. However, the decline in share of support and non-support brands more than offset the gains of the growth brands. Through 2006, total share loss has moderated to a 0.50 share loss, from a 0.84 and 1.27 share loss in 2005 and 2004, respectively.

Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new cigarette products, as well as encourage smoking bans. The MSA and other state settlement agreements and other federal, state and local laws restrict utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes. RJR Tobacco continues to use advertisements in magazines where the vast majority of readers are adults 18 years of age or older, direct mailings and other means to market its brands and enhance their appeal among age-verified adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in adult venues where permitted. See note 1 to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information, including advertising expense.

Manufacturing and Distribution

RJR Tobacco owns its cigarette manufacturing facilities, which are located in the Winston-Salem, North Carolina area: the Tobaccoville manufacturing facility; and the Whitaker Park complex, which includes a manufacturing facility, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a combined production capacity of approximately 160 billion cigarettes per year.

RJR Tobacco sells its cigarettes primarily to distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2006 or 2005.

Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 29%, 27% and 30% of RJR Tobacco’s revenue in 2006, 2005 and 2004, respectively. No other customer accounted for 10% or more of RJR Tobacco’s revenue during those years. RJR Tobacco believes that its relationship with McLane is good. RJR Tobacco’s sales to McLane are not governed by any written supply contract; however, McLane and RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes McLane’s inventory to manage the supply and level of McLane’s inventory. McLane and RJR Tobacco are parties to certain contracts in which consideration is based on McLane’s compliance with specified performance levels and incentive terms.

Raw Materials

In its production of tobacco products, RJR Tobacco uses U.S. and foreign burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey and Greece. RJR Tobacco believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.

RJR Tobacco purchases the majority of its U.S. flue-cured and burley leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. RJR Tobacco believes the relationship with its suppliers is good.

Under the terms of settlement agreements with flue-cured and burley tobacco growers, and quota holders in connection with the DeLoach class action litigation, RJR Tobacco is required, among other things, to purchase minimum amounts of U.S. flue-cured and burley tobacco, subject to adjustment based on its annual total requirements for each type of tobacco. For additional information related to the DeLoach case, see “— Litigation Affecting the Cigarette Industry-Antitrust Cases” in Item 3.

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

Conwood

Smokeless Tobacco Industry Overview

The smokeless tobacco industry consists of five categories: moist snuff, loose leaf, dry snuff, plug and twist. The moist snuff category is further divided into premium brands and price-value brands. The moist snuff category has become increasingly sophisticated in recent years and has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes have grown at an average rate of approximately 4% per year over the last four years, with an accelerated growth rate for price-value brands. Also, the profit margins on moist snuff are significantly higher than in the cigarette industry. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or consuming both. Within the moist snuff category, premium brands have lost market share to price-value brands in recent years.

Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for 75% of Conwood’s revenue in 2006. Conwood offers KODIAK and HAWKEN in the premium brand category and GRIZZLY and COUGAR in the price-value brand category. Conwood’s U.S. moist snuff market share was approximately 25.15% in 2006 based on distributor reported data processed by MSAi for distributor shipments to retail. Conwood has more than doubled its total market share of moist snuff in the past six years. Conwood’s continued growth is attributable to its innovation, product development and brand building, including the launch of the GRIZZLY moist snuff brand in 2001. GRIZZLY had a 19.45% market share in 2006.

Loose leaf accounts for 18% of Conwood’s revenues in 2006, led by the LEVI GARRETT brand.

Competition

The competition in the smokeless tobacco market is significant. Conwood is the second largest smokeless tobacco company in the United States. Conwood’s largest competitor is U.S. Smokeless Tobacco Company, which had approximately 62.72% of the moist snuff market share in 2006. Conwood also competes in the U.S. smokeless tobacco market with both domestic and international companies marketing and selling price-value and sub-price-value smokeless tobacco products. In addition, RJR Tobacco’s largest competitor in the cigarette market, Phillip Morris USA Inc., has recently begun test marketing a smokeless tobacco product.

Conwood is the only company in the industry to manufacture and sell products in every segment of the smokeless tobacco market. Conwood holds either the first or second market position in each of the moist snuff, loose leaf, dry snuff, plug and twist tobacco categories.

Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Marketing

Conwood has made significant contributions in the development of the smokeless industry. Conwood was responsible for the innovative packaging of smokeless products, including the development of a foil pouch for chewing tobacco and a plastic can for moist snuff. Brands such as LEVI GARRETT, HAWKEN, KODIAK and GRIZZLY achieved consumer acceptance quickly upon being introduced.

Conwood is committed to being an innovative industry leader with high standards in its production operations and in the servicing of its customers’ needs.

Manufacturing and Distribution

Conwood’s primary manufacturing facility is located in Memphis, Tennessee. Other facilities are located in Winston-Salem, North Carolina; Bowling Green, Kentucky; Sanford, North Carolina; Springfield, Tennessee; and Clarksville, Tennessee. Conwood sells its products primarily to distributors, wholesalers and other direct customers, some of which are retail chains.

Sales made by Conwood to McLane Company, Inc. comprised 17% of Conwood’s consolidated revenue for the last seven months of 2006. No other customer accounted for 10% or more of Conwood’s revenue during that period. Conwood believes that its relationship with McLane is good. Conwood’s sales to McLane are not governed by any written supply contract. No significant backlog of orders existed at December 31, 2006.

Raw Materials

In its production of moist snuff and chewing tobacco, Conwood uses U.S. fire-cured and air-cured tobaccos as well as foreign burley and air-cured leaf tobaccos. Conwood believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.

RAI Operating Subsidiaries Information

Sales to Foreign Countries

RAI’s operating subsidiaries’ net sales to foreign countries for the years ended December 31, 2006, 2005 and 2004 were $578 million, $548 million and $304 million, respectively.

Raw Materials

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

Research and Development

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2006, 2005 and 2004, was $58 million, $53 million and $48 million, respectively. RAI’s primary research and development activities are conducted in RJR Tobacco’s Whitaker Park complex. Scientists and engineers at this facility continue to work to create more efficient methods of preparing tobacco blends, as well as develop product enhancements, new products and packaging innovations. A focus for research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health.

Intellectual Property

RAI’s operating subsidiaries own or have the right to use numerous trademarks, including the brand names of their tobacco products and the distinctive elements of their packaging and displays. RAI’s operating subsidiaries’ material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as RAI’s subsidiaries continue to use the trademarks. The operating subsidiaries consider the distinctive blends and recipes used to make each of their brands to be trade secrets. These trade secrets are not patented, but RAI’s operating subsidiaries take appropriate measures to protect the unauthorized disclosure of such information.

In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to JTI. The sale agreement granted JTI the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also generally prohibits JTI and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States. In 2005, GPI acquired from JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The related rights were previously sold to JTI in 1999 as a part of the sale of the international tobacco business.

In addition to intellectual property rights it directly owns, RJR Tobacco has certain rights with respect to BAT intellectual property that were available for use by B&W prior to the completion of the B&W business combination.

Legislation and Other Matters Affecting the Tobacco Industry

The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings in tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes based on a machine test method different from that required by the U.S. Federal Trade Commission;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

In addition, during 2007, the U.S. Congress will consider regulation of the manufacture and sale of tobacco products by the U.S. Food and Drug Administration, and also may consider legislation regarding:

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

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. For further discussion of the regulatory and legislative environment applicable to the tobacco industry, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Item 7.

Litigation and Settlements

Various legal claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood and their affiliates, including RAI, or indemnitees. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 3.

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

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under “Legal Proceedings” in Item 3, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in Item 3. The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements. Certain of RAI’s other operating subsidiaries also have payment obligations, to a much lesser extent than RJR Tobacco, under the MSA as subsequent participating manufacturers.

Employees

At December 31, 2006, RAI and its subsidiaries had approximately 7,500 full-time employees and approximately 300 part-time employees. The 7,500 full-time employees include approximately 6,000 RJR Tobacco employees and 800 Conwood employees. No employees of RAI or its subsidiaries are unionized.

Item 1A.	Risk Factors

RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their operations, some of which are beyond their control. The following is a description of the most significant risks and uncertainties:

RAI’s operating subsidiaries could be subject to substantial liabilities from cases related to cigarette products as well as to smokeless tobacco products.

RJR Tobacco, Conwood and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. As of February 2, 2007, 1,271 cigarette-related cases were pending against RJR Tobacco or its affiliates, including RAI, and its indemnitees, including B&W: 1,263 in the United States; four in Puerto Rico; three in Canada and one in Israel. Of the 1,263 total cases, 34 cases are pending against B&W that are not also pending against RJR Tobacco, and 942 have been consolidated for trial on some common related issues in West Virginia. As of February 2, 2007, Conwood was a defendant in eight cases in West Virginia and one in Florida in which plaintiffs are alleging, among other claims, that they sustained personal injuries as a result of using Conwood’s smokeless tobacco products.

In addition, as of February 2, 2007, 2,624 cases filed by individual flight attendants alleging injuries as a result of exposure to ETS, or secondhand smoke, in aircraft cabins were pending in Florida against RJR Tobacco or its affiliates or indemnitees. Punitive damages are not recoverable in these cases, and the majority of the secondhand smoke cases do not allege injuries of the same magnitude as alleged in other tobacco-related litigation.

It is likely that similar legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes will continue to be filed against RJR Tobacco or its affiliates and indemnitees and other tobacco companies for the foreseeable future. During the fourth quarter of 2006, process in 21 cigarette-related cases was served against RJR Tobacco or its affiliates or indemnitees, compared with four such cases in the fourth quarter of 2005. Victories by plaintiffs in highly publicized cases against RJR Tobacco and other tobacco companies regarding the health effects of smoking may stimulate further claims. A material increase in the number of pending claims could significantly increase defense costs and have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. In addition, adverse outcomes in pending cases could have adverse effects on the ability of RJR Tobacco and its indemnitees, including B&W, to prevail in smoking and health litigation.

Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in a number of these pending cases in addition to compensatory and other damages. An unfavorable resolution of certain of these actions could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. Adverse outcomes in these cases, individually or in the aggregate, also could have a significant adverse effect on the ability of RJR Tobacco and RAI to continue to operate.

If plaintiffs in any of the actions to which Conwood is subject were to prevail, the effect of any judgment or settlement could have a material adverse effect on RAI’s consolidated financial results in the particular reporting period in which any such litigation is resolved. In addition, similar litigation and claims relating to Conwood’s smokeless tobacco products may continue to be filed in the future and, depending on the size of any resulting judgment or settlement, such judgment or settlement could have a material adverse effect on RAI’s consolidated financial position. An increase in the number of pending claims, in addition to the risks posed as to outcome, could increase Conwood’s costs of litigating and administering claims.

In accordance with generally accepted accounting principles in the United States of America, referred to as GAAP, RAI, RJR Tobacco and Conwood, as applicable, record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. RJR Tobacco recorded less than $1 million related to the judgment in the Thompson v. B&W individual case in the fourth quarter of 2006, to be paid in 2007.

RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable or estimable. Other than with respect to the Thompson case, discussed above, no liability for pending smoking and health tobacco or smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2006. Notwithstanding the foregoing, RAI could be subject to significant tobacco-related liabilities in the future. In addition, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims unrelated to smoking and health asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands International, Inc., an inactive, indirect subsidiary of RAI involved in the international tobacco business that was sold to JTI in 1999, and related litigation.

For a more complete description of the litigation involving RAI and its operating subsidiaries, including RJR Tobacco and Conwood, see Item 3.

Individual cigarette-related cases may increase as a result of the Florida Supreme Court’s ruling in Engle v. R. J. Reynolds Tobacco Co.

In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co., referred to as Engle, rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs asked the Florida Supreme Court to review the case.

The Florida Supreme Court issued its decision on July 6, 2006. The court affirmed the appellate court’s dismissal of the punitive damages awards against RJR Tobacco and B&W and decertified, on a going-forward basis, a Florida-wide class action on behalf of smokers claiming illnesses caused by addiction to cigarettes. The court preserved a number of classwide findings from the Engle trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996.

RJR Tobacco and the other defendants in Engle filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s application of the class action rule denies defendants due process. The plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006 the Florida Supreme Court issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The court issued its mandate on January 11, 2007, which begins the one-year period for individual class members to file lawsuits. RAI anticipates that it is likely that individual case filings in Florida will increase as a result of the Engle case. In addition to possible adverse effects of the outcomes in these cases, individually or in the aggregate, an increase in these cases will result in increased legal expenses and other litigation and related costs which could have an adverse effect on the results of operations and cash flows of RJR Tobacco and, consequently, of RAI.

RJR Tobacco could be subject to additional, substantial marketing restrictions, and related compliance costs, as a result of the order issued in a case brought by the U.S. Department of Justice.

On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover funds expended by the federal government in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security

Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for rehearing was denied in April 2005, and its petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded June 10, 2005.

On August 17, 2006, the court found certain defendants liable for the RICO claims, but did not impose any direct financial penalties. The court instead enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The court also ordered defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. In addition, the court placed restrictions on the ability of the defendants to dispose of certain assets for use in the United States unless the transferee agrees to abide by the terms of the court’s order. The order also requires the defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with this case.

Certain defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia on September 11, 2006. The government filed its notice of appeal on October 16, 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending defendants’ appeal. On September 28, 2006, the district court denied defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending defendants’ appeal. The court granted the motion on October 31, 2006. On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification.

The stay of the district court’s order suspends the enforcement of the order pending the outcome of defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order (such as the ban on certain brand style descriptors and the corrective advertising requirements) would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order (such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications). Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order were ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.

An adverse outcome in this case could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.

RJR Tobacco could be subject to substantial liabilities from lawsuits based on claims that smokers were misled through its marketing of “light,” “ultra light” and “low-tar” cigarettes.

Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. As of February 2, 2007, 12 such suits were pending against RJR Tobacco or its affiliates, including RAI, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington.

A “lights” class-action case is pending in Madison County, Illinois against RJR Tobacco’s competitor, Philip Morris, Inc. Trial of the case against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc., began in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In April 2003, the trial judge reduced the amount of the bond. The plaintiffs appealed, and in July

2003, the appeals court ordered the trial judge to reinstate the original bond. In September 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On May 8, 2006, the plaintiffs filed a motion to stay mandate until final disposition of their petition for certiorari to the U.S. Supreme Court. The motion was granted on May 19, 2006. The plaintiffs’ petition for certiorari was denied on November 27, 2006. On December 15, 2006, the Illinois Supreme Court reversed the Circuit Court’s judgment and remanded the case with instructions to dismiss. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment, which was granted by the trial court. Judgment was entered dismissing the case with prejudice the same day. The plaintiffs filed a motion to vacate and/or withhold judgment in the Circuit Court on January 17, 2007.

Although RJR Tobacco is not a defendant in the Price case, it is a defendant in a similar class-action case, Turner v. R. J. Reynolds Tobacco Co., also brought in Madison County, Illinois. The class certified in this case consists of persons who purchased certain brands of “light” cigarettes manufactured and sold by RJR Tobacco during a specified time period. B&W is a defendant in a similar class-action case, Howard v. Brown & Williamson Tobacco Corporation, also brought in Madison County, Illinois. The Turner and Howard cases have been stayed pending a resolution of the Price case.

Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. On September 25, 2006, the court, among other things, granted class certification and set a trial date of January 22, 2007. On October 6, 2006, the defendants, including RJR Tobacco, filed a motion requesting the U.S. Court of Appeals for the Second Circuit to review the class certification decision and to stay the case pending that review. On November 16, 2006, the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument has not been scheduled.

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

RJR Tobacco’s retail market share has declined in recent years and is expected to continue to decline for the medium term; any continuation in the decline beyond the medium term could further adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.

According to data from IRI, the combined share of RJR Tobacco and B&W of the U.S. cigarette retail market declined to 29.78% in 2006 from 30.28% in 2005, continuing a trend in effect for several years. This data does not reflect revisions made by IRI to its market share data in April 2006 to better reflect industry dynamics. The use of revised methodology by IRI would not have had a material impact on the foregoing percentages. You should not rely on the foregoing market share data as being a precise measurement of actual market share because IRI bases its reporting on sampling and, in addition, is not able to effectively track the volume of all deep-discount brands, gray market imports and sales through alternative channels. Accordingly, the retail share of market of RJR Tobacco as reported above may overstate its actual market share.

Although RJR Tobacco expects this declining market share trend to continue for the medium term, at the beginning of 2007, RJR Tobacco implemented a revised brand portfolio marketing strategy, discussed in Item 1, which RJR Tobacco expects, within the next four years, will result in growth in total RJR Tobacco market share.

Lost market share, however, is difficult to regain. If this new marketing strategy is unsuccessful and the decline in RJR Tobacco’s market share continues beyond the medium term, this could adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.

RJR Tobacco has substantial payment obligations under the MSA and other litigation settlement agreements, which materially adversely affect its ability to compete against manufacturers of deep-discount cigarettes that are not subject to these obligations.

In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 states and other U.S. territories to settle the asserted and unasserted health-care cost recovery claims and certain other claims of those states and territories. RJR Tobacco, B&W and the other major U.S. tobacco manufacturers previously had settled similar claims brought by four other states.

The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.6 billion, $2.7 billion and $2.0 billion in 2006, 2005 and 2004, respectively. RJR Tobacco estimates its payments will be approximately $2.6 billion in 2007, and will be approximately $2.8 billion thereafter, subject to certain adjustments. For a more complete description of the MSA and other state settlement agreements, see Item 3.

The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. The payments under these agreements also make it difficult for RJR Tobacco to compete with certain manufacturers of deep-discount cigarettes. RAI believes deep-discount brands made by small manufacturers have proliferated and have a combined market share of approximately 13% of U.S. industry unit sales. The manufacturers of deep-discount brands are either subsequent participating manufacturers or non-participating manufacturers, referred to as NPMs, to the MSA. As such, they have lower payment obligations than do the original participating manufacturers, allowing them to price their products lower than the original participating manufacturers. This pricing has resulted in higher levels of discounting and promotional support by RJR Tobacco as part of its efforts to defend its existing brands, attract adult smokers of competitive brands and launch new brands. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

The MSA includes an adjustment, referred to as an NPM adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. As of February 2, 2007, RJR Tobacco was in litigation with more than 37 of the settling states as to whether RJR Tobacco is entitled to an NPM adjustment for 2003. If RJR Tobacco is unsuccessful in disputing that it is entitled to deduct its share of the 2003, or any subsequent, NPM adjustment from its MSA payments, RJR Tobacco would be obligated to continue paying the full amounts of its projected MSA payments notwithstanding that its market share, and potentially its revenues, were decreasing as a result of increased competition from NPMs. Even if RJR Tobacco is successful in deducting its share of the NPM adjustment from its 2003, and any subsequent, MSA payments, it could incur substantial litigation costs to establish its entitlement to the deduction, particularly if one or more of the settling states that have filed legal proceedings prevail in their claim that the courts of the individual states are the proper forum for resolving the dispute. During 2006, proceedings were initiated and prosecuted with respect to an NPM adjustment for 2004. The independent auditor’s settlement payment calculations pertaining to the 2004 market year determined that the participating manufacturers again suffered a market share loss sufficient to trigger an NPM adjustment for that year. For more information on the NPM adjustment proceedings, see Item 3.

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

The MSA provided for the establishment of a $5.15 billion trust fund to be divided among the states that produce cigarette tobacco to compensate tobacco growers and quota holders for any negative effects that the MSA might have on them — MSA participants’ payment obligations with respect to this fund are referred to as “Phase II” obligations. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be in the range of $230 million to $280 million. Since the inception of FETRA through December 31, 2006, RAI’s operating subsidiaries have incurred $72 million of cumulative net assessments from quota tobacco stock liquidation. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA.

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

In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates for B&W’s historic and future liabilities related to the contributed business, including all tobacco-related litigation and all post-closing liabilities under the MSA and other state settlement agreements with respect to B&W’s U.S. cigarette and tobacco business. These liabilities could expose RJR Tobacco to material losses, which would materially adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. As of February 2, 2007, of the 1,263 cigarette-related cases pending against RJR Tobacco or its affiliates or indemnitees, 34 cases were pending against B&W that are not also pending against RJR Tobacco.

RJR Tobacco is dependent on the U.S. cigarette business, which it expects to continue to decline.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI. In connection with this sale, RJR Tobacco also agreed that, prior to its use or license outside the United States of any trademarks or other intellectual property relating to its manufacture or sale of tobacco products, RJR Tobacco would first negotiate in good faith with JTI with respect to JTI’s acquisition or licensing of such trademarks or intellectual property. In addition, in connection with the B&W business combination in 2004, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally are prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States until July 2009. As a result of the foregoing, RJR Tobacco is dependent on the U.S. cigarette market. As a result of price increases, restrictions on advertising and promotions, funding by U.S. manufacturers, including RJR Tobacco, of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette consumption has generally been declining, and it is expected to continue to decline, which could adversely affect the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI. U.S. cigarette shipments as tracked by MSAi, report demand declining since 1987. Shipments declined 2.4% in 2006, 3.4% in 2005 and 1.8% in 2004. Total cigarette industry shipments in 2006 were 372.5 billion cigarettes.

RAI’s operating subsidiaries are subject to significant limitations on advertising and marketing tobacco products that could harm the value of their existing brands or their ability to launch new brands.

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, certain of RAI’s operating subsidiaries, including RJR Tobacco, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. In addition, the MSA prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. Conwood is not a participant in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult smokers. For example, RAI’s operating subsidiaries only advertise their cigarettes in magazines in which the vast majority of readers are adults 18 years of age or older. Additional restrictions may be imposed legislatively or agreed to in the future. Recent proposals have included limiting tobacco advertising to black-and-white, text-only advertisements. These limitations may make it difficult to maintain the value of existing brands. Moreover, these limitations could significantly impair the ability of RAI’s operating subsidiaries to launch new premium brands. Also, as discussed in greater detail above, RJR Tobacco will be subject to additional marketing restrictions if the recent decision by the U.S. District Court for the District of Columbia in the case brought by the U.S. Department of Justice is not reversed on appeal.

The U.S. cigarette industry is subject to substantial and increasing regulation and taxation, which has a negative effect on sales volume and profitability. In addition, Conwood’s tobacco products are subject to excise taxes and to many restrictions and regulations similar to the ones to which the tobacco products of RAI’s other operating subsidiaries are subject, which may have a negative effect on sales volume and profitability of Conwood.

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

Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. On December 31, 2006, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.799. In 2006, four states passed excise tax per pack increases, and ballot initiatives to increase the cigarette excise tax per pack were approved in two other states. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. In 2007, increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands. Both of these results could have a material adverse effect on the results of operations, cash flows and financial condition of RJR Tobacco and, consequently, of RAI.

A federal excise tax was imposed on smokeless tobacco products in 1986 and is currently $0.195 per pound for chewing tobacco, and $0.585 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, is $1.828 per thousand. Large cigars are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand.

In 1996, the U.S. Food and Drug Administration, referred to as the FDA, published regulations that would have severely restricted cigarette advertising and promotion, and limited the manner in which tobacco products could be sold. On March 21, 2000, the U.S. Supreme Court held that Congress did not give the FDA authority to regulate tobacco products under the Federal Food, Drug, and Cosmetic Act and, accordingly, the FDA’s assertion of jurisdiction over tobacco products was impermissible under that act. Since the Supreme Court decision, various proposals have been made for federal legislation to regulate tobacco products, including smokeless tobacco products. A presidential commission appointed by former President Clinton issued a final report on May 14, 2001, recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. Other proposals for the federal regulation of tobacco products have related to, among other things, additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies.

In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The proposals would grant the FDA authority to impose product standards (including standards relating to, among other things, nicotine yields and smoke constituents) and would reinstate the FDA’s 1996 proposed regulations that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products.

Over the years, various state and local governments have continued to regulate tobacco products, including smokeless tobacco products. These regulations relate to, among other things, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings.

Additional federal or state regulation relating to the manufacture, sale, distribution, advertising, labeling, mandatory ingredients disclosure and nicotine yield information disclosure of tobacco products could reduce sales, increase costs and have a material adverse effect on the business of the operating subsidiaries of RAI. Extensive and inconsistent regulation by multiple states could prove to be particularly disruptive to the business of RJR Tobacco. These factors could have a material adverse effect on RAI’s results of operations, cash flows and financial condition.

Various state governments have adopted or are considering adopting legislation establishing fire safety standards for cigarettes. Compliance with this legislation could be burdensome. On December 31, 2003, the New York State Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. In 2005, California and Vermont, and in 2006, Illinois, Massachusetts and New Hampshire, each enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement took effect in Vermont on May 1, 2006, in California on January 1, 2007, and will take effect in New Hampshire on October 1, 2007, and in Illinois and Massachusetts on January 1, 2008. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

RJR Tobacco’s and Conwood’s volumes, market share and profitability may be adversely affected by competitive actions and pricing pressures in the marketplace.

The tobacco industry is highly competitive. Among the major manufacturers, brands primarily compete on such elements as product quality, price, brand recognition, brand imagery and packaging. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or introduce a new brand.

Increased selling prices from higher cigarette taxes and settlement costs have resulted in increased competitive discounting and the proliferation of deep-discount brands.

In addition to the competition Conwood faces from its largest competitor, U.S. Smokeless Tobacco Company, RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA Inc., has recently begun test marketing smokeless tobacco products. Further, other companies may test or enter the smokeless tobacco marketplace. Increased competition, from new entrants or existing market participants, could introduce pricing pressure or decrease Conwood’s market share, either of which could adversely affect Conwood’s profitability and revenues.

Although RAI believes Conwood’s business has benefited in recent years from the increased popularity of price-value brands compared to premium priced brands, if this trend deprives Conwood’s premium brands of market share, Conwood’s profitability and revenues from those brands could decrease. Even if consumers shift from Conwood’s premium brands to its own price-value brands, Conwood’s revenues and profitability could be adversely affected due to the higher sales prices and higher profit margins on Conwood’s premium brands as compared with its price-value brands.

Failure to successfully integrate Conwood into RAI’s corporate organization could prevent RAI from attaining the anticipated benefits of the Conwood acquisition.

Achieving the anticipated benefits of the Conwood acquisition will depend in part upon the integration of Conwood into RAI’s corporate organization, expected to be completed by the end of 2007. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the management of Conwood or other key employees, the disruption of Conwood’s business or inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with suppliers, customers and employees. In addition, successful integration of Conwood will require the dedication of significant management resources that may temporarily detract attention from RAI’s and Conwood’s day-to-day business. If management is not able to integrate the organizations, operations and systems of Conwood and RAI in a timely and efficient manner, the anticipated benefits of the Conwood acquisition may not be realized fully.

If RJR Tobacco is not able to develop, produce or commercialize new products and technologies required by regulatory changes or changes in adult consumer preferences, sales and profitability could be adversely affected.

Consumer health concerns and changes in regulations are likely to require RJR Tobacco to introduce new products or make substantial changes to existing products. Similarly, RAI believes that there may be increasing pressure from public health authorities and consumers to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. RJR Tobacco may not be able to develop a potentially reduced risk product that is broadly acceptable to adult consumers in a cost-effective manner, or at all. Moreover, it may be difficult for RJR Tobacco to effectively promote such a product in any event. RJR Tobacco believes that the order in the U.S. Department of Justice case, described above, might (unless the order is reversed on appeal) limit RJR Tobacco’s ability to market effectively any potentially reduced risk product it may develop. Further, additional marketing restrictions could be imposed legislatively or judicially in the future that could adversely affect RJR Tobacco’s ability to market effectively any potentially reduced risk product it may develop. The costs associated with developing new products and technologies, as well as the inability to develop and effectively market acceptable products in response to competitive conditions or regulatory requirements, may have a material adverse effect on RAI’s results of operations, cash flows and financial condition.

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

As a result, RJR Tobacco is now dependent upon third parties for its packaging requirements. Consequently, the risks of an interruption in the supply of packaging materials to RJR Tobacco, or a decline in the quality of such packaging materials, have increased. A decline in the quality of packaging materials could negatively affect sales. If the supply of packaging materials is interrupted, RJR Tobacco’s own shipments of tobacco products could be materially slowed, which could decrease sales and adversely impact RJR Tobacco’s relationships with wholesalers and retailers. Delays in the shipments of RJR Tobacco’s products may result in certain RJR Tobacco brand styles being out of stock at the retail level, increasing the potential that consumers may switch to brands made by RJR Tobacco’s competitors. In the third quarter of 2006, RJR Tobacco did experience a shortage of packaging materials for certain of its brand styles, however, RJR Tobacco does not believe this shortage materially affected the results of operations of RJR Tobacco or RAI.

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

Certain of RAI’s operating subsidiaries face a customer concentration risk.

Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 29%, 27% and 30% of RJR Tobacco’s revenue in 2006, 2005 and 2004, respectively. Sales made by Conwood to McLane Company, Inc. comprised 17% of Conwood’s consolidated revenue for the last seven months of 2006. No other customer accounted for 10% or more of RJR Tobacco’s or Conwood’s revenue during those periods. The loss of this customer, or a significant decline in its purchases from RJR Tobacco or Conwood, could have a material adverse effect on the business, financial condition and results of operations of RJR Tobacco or Conwood, as the case may be, and, consequently, of RAI.

Fire, violent weather conditions and other disasters may adversely affect the operations of RAI’s operating subsidiaries.

A major fire, violent weather conditions or other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have a material adverse effect on the operations of RAI’s operating subsidiaries. Although RAI has insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of its operating subsidiaries to effectively operate their businesses.

RAI’s credit facilities contain restrictive covenants that may limit the flexibility of RAI and its subsidiaries, and breach of those covenants may result in a default under the agreement relating to the facilities.

RAI’s credit facilities limit, and in some circumstances prohibit, the ability of RAI and its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in sale-leaseback transactions;

•	guarantee debt;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell assets;

•	issue or sell capital stock of subsidiaries;

•	engage in mergers and acquisitions; and

•	prepay certain indebtedness.

These restrictions could limit the ability of RAI and its subsidiaries to obtain future financing, withstand a future downturn in their businesses or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if RAI does not comply with these covenants or with financial covenants in its credit facilities that require it to maintain certain minimum financial ratios, any indebtedness outstanding under the credit facilities could become immediately due and payable. In addition, the lenders under RAI’s credit facilities could refuse to lend funds if RAI is not in compliance with the covenants or could terminate the credit facilities. If RAI were unable to repay accelerated amounts, the lenders under RAI’s credit facilities could initiate a bankruptcy proceeding or liquidation proceeding, or proceed against any collateral securing that indebtedness.

RAI has substantial debt and may incur substantial additional debt, which could adversely affect its financial health and its ability to obtain financing in the future, react to changes in its business and make payments on its outstanding debt.

As of December 31, 2006, on a consolidated basis, RAI had an aggregate principal amount of $4.389 billion of outstanding long-term indebtedness (less current maturities). Because of RAI’s substantial indebtedness:

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

It is likely that RAI will refinance, or attempt to refinance, a significant portion of this indebtedness prior to its maturity through the incurrence of new indebtedness. There can be no assurance that RAI’s available cash or access to financing on acceptable terms will be sufficient to satisfy such indebtedness.

An increase in interest rates would increase the cost of servicing RAI’s variable rate indebtedness and could cause its annual debt service obligations to increase significantly and reduce its profitability.

RAI’s borrowings under its credit facilities bear interest at a variable or floating rate. As of December 31, 2006, the borrowings outstanding under the credit facilities consisted solely of the $1.54 billion floating rate term loan. In addition, as of December 31, 2006, RAI and RJR had outstanding interest rate swap agreements, the effect of which was to convert the interest rate applicable to $750 million principal amount of debt from a fixed to a floating rate. Any increase in interest rates would increase the cost of servicing RAI’s floating rate debt and, consequently, RAI’s net income would decrease. A 100 basis-point increase in LIBOR (the rate applicable as of December 31, 2006, to the term loan and $750 million principal amount of debt subject to the interest rate swaps) would increase RAI’s annual interest expense by $23 million. For a discussion of how RAI manages its exposure to changes in interest rates, see note 13 to consolidated financial statements in Item 8.

The ability of RAI to access the debt capital markets could be impaired because of its credit rating.

The outstanding notes issued by RAI and RJR are rated below investment grade. Because of these ratings, in the future RAI may not be able to sell its debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might otherwise be available to RAI if its debt was rated investment grade. The below-investment grade credit rating of the notes may make it more difficult for RAI to obtain future debt financing on an unsecured basis. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including limitations on indebtedness or similar restrictive covenants, particularly if RAI’s ratings decline further.

RAI’s credit ratings are influenced by some important factors not entirely within the control of RAI or its affiliates, such as tobacco litigation, the regulatory environment and the performance of suppliers and vendors to RAI’s operating subsidiaries. Moreover, because the kinds of events and contingencies that impair RAI’s credit ratings and the ability of RAI and its affiliates to access the debt capital markets are often the same kinds of events and contingencies that could cause RAI and its affiliates to seek to raise additional capital on an urgent basis, RAI and its affiliates may not be able to issue debt securities or borrow money upon acceptable terms, or at all, at the times at which they may most need additional capital.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The executive offices of RAI, RJR Tobacco and GPI are located in Winston-Salem, North Carolina, which are owned by RJR Tobacco. All of the RAI operating subsidiaries’ facilities are owned. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area and Conwood’s executive offices and primary manufacturing facility are located in Memphis, Tennessee. Santa Fe’s primary manufacturing facility is located in Oxford, North Carolina, and Lane’s manufacturing facility is located in Tucker, Georgia. GPI’s manufacturing facility is located in Puerto Rico.

RJR Tobacco’s and Conwood’s facilities are pledged as security for RJR Tobacco’s and Conwood’s obligations as guarantors under RAI’s credit facilities and RAI’s $2.9 billion guaranteed, secured notes. For further information related to pledged security, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition” in Item 7 and notes 11 and 12 to consolidated financial statements.

Item 3.	Legal Proceedings

Tobacco Litigation — General

Introduction

Various legal proceedings, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W. (As described in greater detail below, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain litigation liabilities.) These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by Conwood. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and not cases involving smokeless tobacco products. The legal proceedings relating to the smokeless tobacco products manufactured by Conwood are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

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

The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained below under “— Accounting for Tobacco-Related Litigation Contingencies.”

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

Defenses

The defenses raised by RJR Tobacco, Conwood and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Accounting for Tobacco-Related Litigation Contingencies

In accordance with generally accepted accounting principles, RAI and its subsidiaries, including RJR Tobacco and Conwood, as applicable, record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable.

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

RJR Tobacco recorded less than $1 million related to the judgment in the Thompson v. B&W individual case in the fourth quarter of 2006, to be paid in 2007. No other liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2006. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.

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

The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits.”

The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

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

The U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only claim remaining in the case involved alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. Trial of the case concluded on June 9, 2005. On August 17, 2006, the court found certain defendants liable for the RICO claims and issued an order for injunctive and other relief, but did not impose any direct financial penalties. Certain defendants, including RJR Tobacco, have appealed to the U.S. Court of Appeals for the District of Columbia. The government also has appealed. A comprehensive discussion of this case is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases.”

Similarly, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

The DeLoach case, discussed below under “— Litigation Affecting the Cigarette Industry — Antitrust Cases,” was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.

Finally, as discussed under “— Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.

Conwood also believes that it has a number of valid defenses to the smokeless tobacco litigation against it. Conwood has asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by Conwood and its counsel. No verdict or judgment has been returned or entered against Conwood on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. Conwood intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s consolidated balance sheet as of December 31, 2006.

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

Similarly, smokeless tobacco litigation is subject to many uncertainties. Notwithstanding the quality of defenses available to Conwood, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters against Conwood.

Litigation Affecting the Cigarette Industry

Overview

Introduction.  In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination.

During the fourth quarter of 2006, 21 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On December 31, 2006, there were 1,237 cases (including 942 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,270 on December 31, 2005, and 1,333 on December 31, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W.

As of February 2, 2007, 1,271 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,263 in the United States; four in Puerto Rico; three in Canada and one in Israel. Of the 1,263 total U.S. cases, 34 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,624 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 2, 2007, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of February 2, 2007:

	Number of
State	U.S. Cases

West Virginia	947	*
Florida	100
Missouri	27
New York	26
Maryland	23
Louisiana	20
Mississippi	19
California	13
Illinois	9
Alabama	5
Pennsylvania	4
Tennessee	4
Delaware	4
New Jersey	4
District of Columbia	3
Georgia	3
Connecticut	3
Minnesota	2
Michigan	2
Ohio	2
North Carolina	2
South Dakota	2
Vermont	2
Massachusetts	2
Kentucky	2
Oregon	2
Kansas	2
Indiana	2
New Mexico	2
Washington	2
Arizona	2
South Carolina	2
Texas	1
Arkansas	1

Number of
State	U.S. Cases

Colorado	1
Hawaii	1
Iowa	1
Idaho	1
Montana	1
North Dakota	1
Nebraska	1
New Hampshire	1
Nevada	1
Utah	1
Virginia	1
Mariana Islands	1
Alaska	1
Maine	1
Rhode Island	1
Wisconsin	1
Wyoming	1

Total	1,263

*	942 of the 947 cases are pending as a consolidated action.

Of the 1,263 pending U.S. cases, 49 are pending in federal court, 1,213 in state court and one in tribal court.

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of February 2, 2007, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of October 13, 2006, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 7, 2006, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as of	October 13,	Page
Case Type	February 2, 2007	2006	Reference

Individual Smoking and Health	1,169	−184	34
Flight Attendant — ETS (Broin II)	2,624	−2	36
Class-Action	23	+3	37
Governmental Health-Care Cost Recovery	3	No Change	45
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	49
Master Settlement Agreement-Enforcement And Validity	49	+12	50
Asbestos Contribution	0	No Change	52
Antitrust	6	+1	53
Other Litigation	10	+1	54

Three pending cases against RJR Tobacco and B&W that have attracted significant media attention are the Florida state court class-action case Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action, Schwab [McLaughlin] v. Philip Morris USA, Inc.

In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s dismissal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. On December 21, 2006, the Florida Supreme Court, in response to motions from both sides, issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent. The court also clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme Court mandate was issued on January 11, 2007, thus beginning a one-year period in which class members may file individual lawsuits.

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding the defendants liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia and the trial court’s order has been stayed pending the appeal.

In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nationwide class of “lights” smokers and set a trial date of January 22, 2007. On November 16, 2006, the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument has not been scheduled.

For a detailed description of these cases, see “— Class Action Suits — Engle Case,” “— Governmental Health-Care Cost Recovery Cases — Department of Justice Case” and “— Class Action Suits — ‘Lights’ Cases” below.

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

The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.6 billion, $2.7 billion and $2.0 billion in 2006, 2005 and 2004, respectively. RJR Tobacco estimates its payments will be approximately $2.6 billion in 2007 and will be approximately $2.8 billion thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. Compared to prior years, however, it is possible that there will be an increased number of tobacco-related trials against RJR Tobacco or its affiliates and indemnitees, during 2007. The following table lists the trial schedule, as of February 2, 2007, for RJR Tobacco or its affiliates and indemnitees, including B&W, through December 31, 2007.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

January 22, 2007 [ONGOING]	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Superior Court San Francisco County (San Francisco, CA)
April 18, 2007	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Jackson County (Kansas City, MO)
September 17, 2007	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)
October 29, 2007	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)
November 20, 2007	Ryan v. Philip Morris USA, Inc. [Individual]	RJR Tobacco, B&W	U.S. District Court Northern District Fort Wayne Division (Indianapolis, IN)

Trial Results.  From January 1, 1999 through February 2, 2007, 52 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 cases (including four mistrials) tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).

Additionally, from January 1, 1999 through February 2, 2007, verdicts were returned in 20 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.

There were no cases in which RJR Tobacco or B&W was a defendant tried in the third or fourth quarters of 2006.

One case was tried in the second quarter of 2006 in which RJR Tobacco was a defendant. In Kimball v. R.J. Reynolds Tobacco Co., an individual smoker case, a Washington state court jury returned a verdict in favor of RJR Tobacco on May 15, 2006. On June 20, 2006, the plaintiff waived his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.

One case was tried in the first quarter of 2006 in which RJR Tobacco and B&W were defendants. In VanDenBurg v. Brown & Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on February 22, 2006. The plaintiff’s motion for a new trial was denied on June 19, 2006. The plaintiff’s deadline for seeking an appeal has passed.

The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999 and remain pending as of February 2, 2007, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006 affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On December 21, 2006, the Florida Supreme Court, in response to motions from both sides issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme Court mandate issued on January 11, 2007. On January 12, 2007, the defendants asked Florida’s Third District Court of Appeals to review issues that had been raised but not addressed by either appellate court. The Third District Court of Appeals denied the motion on February 21, 2007.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On August 2, 2006, the plaintiffs filed a motion for entry of partial judgment and notice of jury trial on punitive damages. The court granted the defendants’ motion to strike as premature the plaintiffs’ motion. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motion is scheduled for March 15, 2007.
November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	On August 22, 2006, the Court of Appeals for the Western District of Missouri affirmed the judgment. The Missouri Supreme Court refused to hear the case. On January 3, 2007, RJR Tobacco, due to its obligation to indemnify B&W, paid the plaintiff approximately $268,100 (judgment plus interest).
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. The defendants’ motion to stay entry and enforcement of the final judgment pending further appeals was granted on January 5, 2007. The defendants filed a notice of appeal on January 25, 2007.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to recovery. The court also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On February 21, 2007, the defendants filed a motion for rehearing.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. Oral argument occurred on October 5, 2006. A decision is pending.
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. Oral argument occurred on December 12, 2006. A decision is pending.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, required to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. In addition, the government has requested the defendants pay a total of approximately $1.9 million in costs. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. On November 28, 2006, the court of appeals stayed the appeals pending the defendants’ motion for clarification of the trial court’s ruling on the order.

Individual Smoking and Health Cases

As of February 2, 2007, 1,169 individual cases, including 942 individual smoker cases in West Virginia state court in a consolidated action, were pending in the U.S. against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,163 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2006.

On March 20, 2000, in Whiteley v. Raybestos-Manhattan, Inc. (a case filed in April 1999, and pending in Superior Court, San Francisco County, California), a jury awarded the plaintiffs $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeals. On April 7, 2004, the court of appeals reversed the judgment and remanded the case for a new trial. On April 28, 2006, the plaintiffs filed a consolidated amended complaint for survival/loss of consortium/wrongful death. The plaintiffs allege that use of the defendants’ products, along with exposure to asbestos, caused Mrs. Whiteley to develop lung cancer and ultimately die. With the filing of the consolidated complaint, the case name became Whiteley v. R. J. Reynolds Tobacco Co. Jury selection began on January 22, 2007. Opening statements occurred on February 26, 2007.

On October 12, 2000, in Jones v. Brown & Williamson Tobacco Corp. (a case filed in July 1997, and pending in Circuit Court, Hillsborough County, Florida), a jury found against RJR Tobacco and awarded approximately $200,000 in compensatory damages only. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an amount in excess of $150,000. The plaintiff was also allowed to make a claim for punitive damages. The plaintiff alleged that Mrs. Jones’s use of the defendants’ products caused her to develop lung cancer, emphysema, heart disease, chronic obstructive pulmonary disease, referred to as COPD, and ultimately caused her death. The judge granted RJR Tobacco a new trial on December 28, 2000, and the new trial decision was affirmed by the Second District Court of Appeal of Florida on August 30, 2002. On April 27, 2005, the Florida Supreme Court dismissed the plaintiff’s notice of appeal without prejudice. The plaintiff dismissed all claims against RJR Tobacco on April 19, 2006.

On December 21, 2001, in Kenyon v. R. J. Reynolds Tobacco Co. (a case filed in July 2000 in Circuit Court, Hillsborough County, Florida), a jury awarded the plaintiff $165,000 in compensatory damages only in an action brought by Florence Kenyon against RJR Tobacco seeking to recover compensatory damages and costs. The plaintiff alleged that Mr. Kenyon’s use of the defendants’ products caused his development of lung cancer and/or other illnesses. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment. After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest) in 2003. In 2005, RJR Tobacco also paid approximately $1.3 million in attorneys’ fees to the plaintiff’s counsel.

On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. (a case filed in March 1999, and pending in the Court of Common Pleas, Philadelphia County, Pennsylvania). The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs of suit and attorneys’ fees in this wrongful death action against B&W. The plaintiff contends the decedent’s injury and death were directly related to the actions of the defendants. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. Oral argument is scheduled for April 16, 2007.

On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp. (a case filed in August 2000 in Circuit Court, Jackson County, Missouri), a jury awarded $2.1 million in compensatory damages against B&W and Philip Morris in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking an unspecified amount of compensatory and punitive damages. The plaintiffs, Michael Thompson and Christi Thompson, alleged that the defendants manufactured, sold and placed in the stream of commerce cigarettes that caused Mr. Thompson’s throat cancer. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The Missouri Court of Appeals affirmed the judgment on August 22, 2006 and denied the defendants’ motion to transfer the case to the Missouri Supreme Court. The defendants’ application for transfer in the Missouri Supreme Court was denied on December 19, 2006. On January 3, 2007, RJR Tobacco, due to its obligation to indemnify B&W, paid the plaintiff approximately $268,100 (judgment plus interest) in satisfaction of the judgment.

On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp. (a case filed in August 2000, and pending in Supreme Court, Kings County, New York), a jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking $270 million in compensatory damages, unspecified punitive damages, attorneys’ fees, costs and disbursements. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became physically and psychologically addicted to nicotine, was unable to cease smoking, developed lung cancer and subsequently died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute.

On July 5, 2006, the Appellate Division denied the defendants’ appeal of the trial court’s decision denying the defendants’ post-trial motions. The defendants’ motion for rehearing, or in the alternative, for leave to appeal to the New York Court of Appeals was denied on October 5, 2006. On November 20, 2006, the plaintiff filed a motion to enter judgment in the sums of $175,000 in compensatory damages (the original jury award reduced by 50%) and $5 million in punitive damages (the amount the plaintiff stipulated to). The motion was granted on December 8, 2006, and the defendants filed a notice of appeal on January 25, 2007. The defendants’ motion to stay entry and enforcement of the final judgment pending further appeals was granted on January 5, 2007. The stay is in effect for 15 days after the plaintiff serves notice of entry of judgment in order to allow the defendants to post a supersedeas bond. Once the plaintiff serves the notice of entry of judgment, the defendants will file a notice of appeal within 15 days.

On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp. (a case filed in May 2003, and pending in Circuit Court, Jackson County, Missouri), finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on the negligence count (which incorporates failure to warn and product defect claims). The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury awarded the plaintiff $20 million in punitive damages. On June 1, 2005, B&W filed its notice of appeal with the Missouri Court of Appeals. Oral argument occurred on October 5, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco will post a supersedeas bond in the amount of $24.3 million if necessary.

On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp. (a case filed in December 1996, and pending in New York Supreme Court, County of New York), a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, COPD and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal occurred on December 12, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.

On February 22, 2006, in VanDenBurg v. Brown & Williamson Tobacco Corp. (a case filed in January 2003, and pending in Circuit Court, Jackson County, Missouri), a jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W in an action brought against the major U.S. cigarette manufacturers seeking an unspecified amount of compensatory and punitive damages. This individual case was part of a multi-plaintiff action and was served on the defendants in June and July of 2003. The group of plaintiffs alleged that their use of the defendants’ tobacco products caused each to be inflicted with various types of cancer. The plaintiff’s motion for new trial requesting an evidentiary hearing was denied on June 19, 2006. The plaintiff’s deadline for seeking an appeal has passed.

On May 15, 2006, in Kimball v. R. J. Reynolds Tobacco Co. (a case filed in January 2003, and pending in Superior Court, Whatcom County, Washington), a jury returned a verdict in favor of the only defendant, RJR Tobacco, in an action seeking in excess of $75,000 in compensatory and punitive damages. The plaintiff, Philip Kimball, alleged that Mrs. Kimball sustained personal injury as a result of using the defendant’s products causing damages, including medical expenses, pain and suffering, anxiety and severe emotional distress. On June 20, 2006, the plaintiff agreed to waive his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.

Broin II Cases

As of February 2, 2007, there were 2,624 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.

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

In Janoff v. Philip Morris, Inc. (a case filed in February 2000 in Circuit Court, Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from, among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. On November 1, 2005, the Florida Supreme Court refused to hear the case. At this time, the plaintiff has not indicated whether the case will be retried.

In Swaty v. Philip Morris, Inc. (a case filed in September 2000 in Circuit Court, Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005, in an action brought against the major U.S. cigarette manufacturers seeking to recover an unspecified amount of compensatory damages pursuant to the Broin settlement. The plaintiff, Lorraine Swaty, alleged that as a result of exposure to ETS in airline cabins, she suffered from chronic sinusitis and asthma. On November 8, 2006, the Third District Court of Appeal affirmed the verdict. The plaintiff’s motion for rehearing and motion for clarification was denied on January 11, 2007. The mandate issued on January 29, 2007.

Class-Action Suits

Overview.  As of February 2, 2007, 23 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. Cases in which classes have been certified or class certification decisions are pending are discussed below.

The pending class-actions against RJR Tobacco or its affiliates or indemnitees, including B&W, include 12 cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Each of these cases is discussed below.

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions. These cases are discussed separately below.

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two federal district courts have certified a smoker class action — In re Simon (II) Litigation (in which the class was ultimately decertified) and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York.

In Simon (II) (a case filed in September 2000, and pending in U.S. District Court, Eastern District, New York), on September 19, 2002, the court certified a nationwide mandatory, non-opt-out punitive damages class in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers seeking an unspecified amount in punitive damages. The class sought to represent persons who suffered from or have died from diseases allegedly caused by smoking of cigarettes designed, manufactured, marketed and sold by the defendant cigarette companies. The plaintiffs alleged that the cigarette companies designed, manufactured, marketed and sold cigarettes in a defective condition, that they fraudulently and deceptively denied and concealed that they were defective and posed significant health risks to those who used them. On May 6, 2005, the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case to the District Court for further proceedings. On March 20, 2006, the court entered final judgment dismissing the case. The class did not appeal.

On February 10, 2003, in Simms v. Philip Morris, Inc. (a case filed in May 2001, and pending in the U.S. District Court, District of Columbia), the court denied certification of a proposed nation-wide class of smokers who purchased cigarettes while underage in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking: treble damages; disgorgement of unjust enrichment; to enjoin defendants from engaging in marketing or advertising campaigns that target and/or encourage under-age youth to purchase cigarettes, and from making false, misleading or deceptive statements concerning the health effects and addictive natures of cigarettes; to require the defendants to make corrective statements; and the recovery of attorneys fees, expert fees and costs. The action was brought to recover the purchase price paid by the plaintiffs and class members for defendants’ products while they were underage, or in the alternative, to recover the unjust enrichment obtained by the defendants from the plaintiffs and class members while they were underage through the use of fraud, deception, misrepresentation, and other activities constituting racketeering, in violation of federal law. On December 21, 2006, the court denied the plaintiffs’ motions for reconsideration and reversal of the order that denied class certification.

Medical Monitoring and Smoking Cessation Cases

Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co. (a case filed in May 1996, and pending in District Court, Orleans Parish, Louisiana), an appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. The plaintiffs allege that their use of the defendants’ products caused them to become addicted to nicotine. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The Louisiana Court of Appeal issued its opinion on February 7, 2007. The court found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to any recovery under Louisiana law. The court also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On February 21, 2007, the defendants filed a motion for rehearing.

In addition to the Scott case, two other medical monitoring class-actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment on May 6, 2004. In Lowe v. Philip Morris, Inc. (a case filed in November 2001, and pending in Circuit Court, Multnomah County, Oregon), a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. The plaintiffs appealed, and on September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal of the plaintiffs’ complaint. On December 27, 2006, the plaintiffs filed a petition for review with the Oregon Supreme Court. Briefing is underway.

Engle Case

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co. (a case filed in May 1994, and pending in Circuit Court, Dade County, Florida), in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health care costs. The plaintiffs alleged that their use of the defendants’ products caused their development of various illnesses and their addiction. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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

On July 6, 2006, the court issued its decision. The court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal.

On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s application of the class-action rule denies defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The court issued its mandate on January 11, 2007, which begins the one-year period for individual class members to file lawsuits.

On January 12, 2007, the defendants asked the Third District Court of Appeal to rule on certain issues that were raised by the parties, but not addressed by the court in its prior rulings. That motion was denied on February 21, 2007. RAI anticipates that individual case filings in Florida will increase as a result of the Engle decision.

RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc. (a case filed in February 2001, and pending in Circuit Court, Dade County, Florida), was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. Trial was scheduled to begin on November 27, 2006; however, on September 27, 2006, the trial court granted the defendants’ motion to strike as premature the plaintiffs’ motions and removed the case from the trial calendar. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motion is scheduled for March 15, 2007.

California Business and Professions Code Cases

On November 30, 2000, in Daniels v. Philip Morris Cos., Inc. (a case filed in April 1998, and pending in Superior Court, San Diego County, California), a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business & Professions Code §17200 and §17500. The plaintiffs allege that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete. Oral argument has not been scheduled.

On April 11, 2001, in Brown v. American Tobacco Co., Inc. (a case filed in June 1997, and pending in Superior Court, San Diego County, California), the same judge in Daniels granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code §17200 et seq. and §17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated §17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On October 13, 2006, the plaintiffs filed a petition for review with the California Supreme Court. The petition for review was granted on November 1, 2006. Briefing is underway.

“Lights” Cases

As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Louisiana (2), Florida (2), Washington (1) and New York (1). The class in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, attorneys’ fees and costs from RJR Tobacco and/or B&W, unless otherwise noted.

On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co. (a case filed in February 2000, and pending in Circuit Court, Madison County, Illinois), a judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action...” The plaintiffs claim that the defendants sold and packaged “light cigarettes” as having lowered tar and nicotine delivery when in reality they were designed to deliver higher levels of tar and nicotine. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris Inc. case, which is discussed below. RJR Tobacco filed an emergency stay/supremacy order request on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price.

On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp. (another case filed in February 2000, and pending in Circuit Court, Madison County, Illinois), a judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” The plaintiffs allege that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act by not fully disclosing the true nature of “light cigarettes” and carried out false and deceptive advertising concerning “light cigarettes.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.

A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. The case was filed on February 10, 2000, in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The class members claim that the defendants sold and packaged “light cigarettes” as having lowered tar and nicotine delivery when in reality they were designed to deliver higher levels of tar and nicotine. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On May 8, 2006, the plaintiffs filed a motion to stay mandate until final disposition of their petition for certiorari to the U.S. Supreme Court. The motion was granted on May 19, 2006. The plaintiffs’ petition for writ of certiorari was denied on November 27, 2006. On December 15, 2006, the Illinois Supreme Court reversed the Circuit Court’s judgment and remanded the case with instructions to dismiss. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment, which was granted by the court. Judgment was entered dismissing the case with prejudice on the same day. The plaintiffs filed a motion to vacate and/or withhold judgment in the Circuit Court on January 17, 2007. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.

Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs seek compensatory and treble damages against each defendant, jointly and severally, for all losses and damages suffered as a result of the defendants’ alleged wrong-doings complained of, including pre- and post-judgment interest, costs and disbursements of the action, including attorneys’ fees and experts’ fees and costs. The plaintiffs also seek temporary, preliminary and permanent equitable and/or injunctive relief, including enjoining future wrong-doing, rescission, disgorgement of defendants’ ill-gotten funds, and attaching, impounding or imposing a constructive trust upon or otherwise restricting the proceeds of defendants’ ill-gotten funds. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” The plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005. Although trial was scheduled to commence in January 2006, the court decided to permit several months of additional discovery before deciding the class certification issue. The defendants’ motions for summary judgment, the plaintiffs’ supplemental brief in support of class certification and various other motions were filed on June 9, 2006. On September 25, 2006, the court issued its decision, among other things, granting class certification and setting a trial date of January 22, 2007. On October 6, 2006, the defendants filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification ruling. The defendants also filed a motion to stay the case pending resolution of the proposed interlocutory appeal. On November 16, 2006, the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument has not been scheduled.

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co. (a case filed in May 2000, and pending in Circuit Court, St. Louis County, Missouri), a judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” The plaintiffs seek mandatory injunctive relief sufficient to inform consumers of, among other things, the fact that “light” smoke is actually more mutagenic than regular tobacco smoke. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed light cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus, therefore achieving support for the claim that the cigarettes were “light” and that they contained “low tar and nicotine.” On January 14, 2004, RJR and RJR Tobacco removed this case to the U.S. District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco again removed the case to the U.S. District Court for the Eastern District of Missouri, based on the U.S. Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. The plaintiffs’ motion to remand was granted on April 18, 2006. On December 22, 2006, the plaintiffs filed a motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp. (discussed below).

In Black v. Brown & Williamson Tobacco Corp. (a case filed in November 2000, pending in Circuit Court, City of St. Louis, Missouri), B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed light cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic than regular tobacco smoke. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. As discussed in the prior paragraph, on December 22, 2006, the plaintiffs filed a motion to reassign this case and certain other cases to a single general division.

RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class-actions to federal court. In Harper v. R. J. Reynolds Tobacco Co. (filed in May 2003, and pending in U.S. District Court, Western District, Louisiana), on January 27, 2005, the judge denied the plaintiffs’ motions to remand. The plaintiffs are claiming economic losses for the purchase of RJR Tobacco’s “light” cigarette brands in Louisiana. The plaintiffs appealed the denial of the motion, and on July 17, 2006, the Fifth Circuit Court of Appeals affirmed the district court’s order. On June 17, 2005, RJR Tobacco and RJR filed a motion for summary judgment based on federal preemption.

In Brown v. Brown & Williamson Tobacco Corp. (a case filed in April 2003, and pending in U.S. District Court, Western District, Louisiana), B&W filed a similar motion for summary judgment on July 5, 2005. The plaintiffs are seeking economic losses for the purchase of B&W’s “light” cigarette brands in Louisiana, claiming that these products were defective and marked in a fraudulent and deceptive manner by defendants. On September 14, 2005, the court granted the motion in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but certified the case for interlocutory appeal. On February 10, 2006, the U.S. Court of Appeals for the Fifth Circuit granted B&W’s petition to appeal. On February 14, 2007, the Fifth Circuit reversed the judgment and remanded the case with directions to dismiss all claims with prejudice.

In Dahl v. R. J. Reynolds Tobacco Co. (a case filed in April 2003 and pending in District Court, Hennepin County, Minnesota), a judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On March 7, 2006, the parties requested that the case be transferred to the U.S. Court of Appeals for the Eighth Circuit, which was granted on March 9, 2006. Briefing is complete. Oral argument occurred on December 14, 2006. A decision is pending.

In Thompson v. R. J. Reynolds Tobacco Co.(a case filed in February 2003, and also pending in District Court, Hennepin County, Minnesota), RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes. The plaintiffs’ motion to remand was denied on February 14, 2006. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co.

In Huntsberry v. R. J. Reynolds Tobacco Co. (a case filed in April 2004, and pending in Superior Court, King County, Washington), the plaintiffs’ motion for class certification was denied on April 21, 2006. The case was brought against RJR Tobacco seeking, among other things, actual economic damages in the form of a refund of amounts paid by each plaintiff and the class to purchase RJR Tobacco’s “light” cigarettes, or in the alternative, diminished value as proven at trial, treble damages in an amount up to $10,000 per plaintiff and class member, and attorneys’ fees. The sum of all actual damages, treble damages, and attorneys’ fees is less than $75,000 per plaintiff or class member. The plaintiffs allege that the defendants have misrepresented and continue to misrepresent the tar and nicotine delivery and other qualities of “light” cigarettes, deliberately design and market “light” cigarettes to cause smokers to believe the cigarettes are less hazardous to smokers and deliver lower tar and nicotine than regular cigarettes. On September 18, 2006, the plaintiffs’ motion for discretionary review was denied. The plaintiffs’ motion to modify the ruling with the Washington Court of Appeals was denied on December 18, 2006. On January 18, 2007, the plaintiffs filed a petition for review with the Washington Supreme Court, asking the court to review the rulings that denied their motions for class certification. The petition will be considered during a February 22, 2007, motion calendar.

Rios v. R. J. Reynolds Tobacco Co. (a case filed in February 2002, and pending in Circuit Court, Palm Beach County, Florida), is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR seeking to recover an unspecified amount in compensatory (in excess of $15,000 but less than

$75,000 per claimant) and an unspecified amount in punitive damages. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes.

Finally, in Rivera v. Brown & Williamson Tobacco Corp. (filed in October 2006, pending in Circuit Court, Broward County, Florida), B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and filed their answers to the complaint on November 22, 2006. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes.

Other Class Actions

In Cleary v. Philip Morris, Inc. (a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois), the plaintiffs filed their motion for class certification on December 21, 2001 in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The action is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and classes, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. On April 8, 2005, the plaintiffs filed a second amended complaint. On February 3, 2006, a hearing on the defendants’ motion to dismiss occurred. The court dismissed count V (public nuisance) and count VI (unjust enrichment) on March 27, 2006. On April 5, 2006, the plaintiffs filed a motion to reconsider certain of the findings in the court’s ruling on defendants’ motion to dismiss counts V and VI of the plaintiffs’ second amended complaint. The plaintiffs’ motion for reconsideration was granted in part and denied in part. The court stated that reconsideration would not revive the plaintiffs’ public nuisance and unjust enrichment claims because the plaintiffs still cannot allege a special or separate harm. The court merely reconsidered certain components of its analysis, but did not modify its original decision. On July 11, 2006, the plaintiffs filed a motion for class certification.

Young v. American Tobacco Co., Inc. (a case filed in November 1997, and pending in Circuit Court, Orleans Parish, Louisiana), is an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffer injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed under “ — Medical Monitoring and Smoking Cessation Cases” above.

In Parsons v. A C & S, Inc. (a case filed in February 1998, and pending in Circuit Court, Ohio County, West Virginia), the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1,000,000 in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multi-district litigation filed in In Re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants (Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries) filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.

In Jones v. American Tobacco Co., Inc. (a case filed in December 1998, and pending in Circuit Court, Jackson County, Missouri), the defendants removed the case to the U.S. District Court for the Western District of Missouri on February 16, 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.

Finally, a class action complaint was filed against certain cigarette manufacturers and their parents, including RAI and RJR Tobacco, in December 2006, in the Circuit Court for Cook County, Illinois. In Espinosa v. Philip Morris USA, Inc., the plaintiffs brought the case on behalf of any and all persons similarly situated throughout Illinois and/or the United States who, from 1996 to the date of judgment, purchased, not for resale, the defendants’ cigarettes. The plaintiffs allege that the defendants increased the nicotine in their cigarette products and failed to inform the plaintiff and/or the class. The plaintiffs seek to recover an amount not less than the purchase price of defendants’ cigarette products, plus interest, attorneys’ fees and costs and such other relief as the court deems appropriate. The plaintiffs filed a motion for class certification and a motion for preservation of documents on December 11, 2006. On December 12, 2006, the defendants removed the case to the U.S. District Court for the Northern District of Illinois.

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2004 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

										2010 and
	2004	2005	2006	2007		2008		2009		Thereafter

First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	7,004	7,004	7,004		7,004		7,143		7,143		7,143
Additional Annual Payments (through 2017)(1)	—	—	—		—		861		861		861
Base Foundation Funding	25	25	25		25		25		—		—
Growers’ Trust (through 2010)(2)	500	500	500		500		500		295		295
Offset by federal tobacco buyout(2)	—	(500)	(500)		(500)		(500)		(295)		(295)
Minnesota Blue Cross and Blue Shield	—	—	—		—		—		—		—

Total	$8,889	$8,389	$8,389		$8,389		$9,389		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,183	$2,600	$2,611		—		—		—		—
Settlement cash payments	$2,046	$2,732	$2,631		—		—		—		—
Projected settlement expenses	—	—	—	>$	2,800	>$	2,750	>$	2,800	> $	2,900
Projected settlement cash payments	—	—	—	>$	2,600	>$	2,800	>$	2,750	> $	2,800

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation.”

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

The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

Department of Justice Case.  On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for rehearing was denied in April 2005, and its petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded on June 10, 2005.

On August 17, 2006, the court found certain defendants liable for the RICO claims, but did not impose any direct financial penalties. The court instead enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The court also ordered defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. The court also placed restrictions on the ability of the defendants to dispose of certain assets for use in the United States, unless the transferee agrees to abide by the terms of the court’s order, and ordered the defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.

Certain defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia on September 11, 2006. The government filed its notice of appeal on October 16, 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending defendants’ appeal. On September 28, 2006, the district court denied defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion on October 31, 2006. On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification.

The stay of the district court’s order suspends the enforcement of the order pending the outcome of defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order (such as the ban on certain brand style descriptors and the corrective advertising requirements) would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order (such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications). Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order were ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.

Local Government Cases  Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. All of the cases filed by local governments have been dismissed. As of February 2, 2007, no such cases were pending.

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

There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States. In the Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005, against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking restitution, damages and compensation for all past and future damages including, but not limited to, all past and future health-care expenditures for illnesses associated with tobacco products, punitive or exemplary damages as may be allowed by law, pre- and post-judgment interest and all costs as provided by law, reasonable attorneys’ fees and costs for all general and equitable relief. The plaintiffs allege that the defendants are liable under breach of duty, negligence, breach of implied warranty, breach of express warranty, misrepresentation and conspiracy. On July 13, 2006, the Delaware Superior Court granted the defendants’ motion to dismiss. The plaintiffs filed notices of appeal to the Delaware Supreme Court on July 19, 2006. On August 28, 2006, the appeals were consolidated. Oral argument occurred on December 6, 2006. On February 23, 2007, the Delaware Supreme Court affirmed the dismissals.

Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants (including RJR Tobacco) was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action (filed in January 2001, and pending in Supreme Court, British Columbia). The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that could reasonably be expected will be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In response to motions of certain defendants challenging, among other things, the constitutionality of the new statute, the court, in June 2003, dismissed the government’s action and set aside service ex juris. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. On September 28, 2005, the Supreme Court, in response to motions of certain defendants, ruled that the statute is constitutionally valid. On September 15, 2006, the B.C. Court of Appeal unanimously ruled that the foreign defendants served ex juris are subject to British Columbia law, allowing the government to proceed with its lawsuit against them. On November 10, 2006, RJR Tobacco filed an application for leave to appeal. The defendants, on

November 24, 2006, filed a motion on consent to stay of proceedings pending the Supreme Court of Canada’s decision on the leave to appeal.

On September 1, 1998, the General Health Services filed a statement of claim against certain cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the past and future value of the total expenditures for health-care services provided to residents of Israel resulting from tobacco-related disease, court ordered interest for past expenditures from date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The plaintiffs allege that the defendants are liable under the following theories: negligence, public nuisance, fraud, misleading advertisement, defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit, concealment, misrepresentation and conspiracy. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court. A hearing occurred on February 14, 2005, and a decision is pending.

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

As of February 2, 2007, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, discussed below.

Union Cases.  As of February 2, 2007, there were no pending lawsuits by union trust funds against cigarette manufacturers.

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

Native American Tribe Cases.  As of February 2, 2007, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. (a case filed in September 1997, and pending in Tribal Court, Crow Creek Sioux, South Dakota). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant at this time.

Hospital Cases.  As of February 2, 2007, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery.

Other Cases.  On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleges that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. On September 7, 2006, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. Oral argument is scheduled for March 6, 2007.

Effective August 1, 2005, Minnesota enacted a “health impact fee” that imposes a $0.75 per pack fee on cigarettes, which is in addition to that state’s cigarette excise tax of $0.48 per pack. The stated purpose of the health impact fee is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and other cigarette manufacturers filed a motion in Minnesota state court asserting that imposition of the health impact fee violated the terms of the settlement agreement entered into between participating manufacturers and Minnesota in 1998. After a hearing on this motion, the court ruled, on December 20, 2005, that the health impact fee violated the terms of the settlement agreement and was unconstitutional. The state appealed the court’s ruling, and on May 16, 2006, the Minnesota Supreme Court held that the health impact fee neither violated the terms of the settlement agreement nor was unconstitutional. On February 20, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari.

Minnesota’s health impact fee also led to the January 2006 filing of a class-action complaint in the Fourth Judicial District, Hennepin County, Minnesota on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class-action complaint named RJR Tobacco and various other entities as defendants, and asserted an unjust enrichment claim, sought the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requested that these monies “be distributed by the best means practicable to the Class members.” The plaintiffs allege that the defendants were primarily responsible for remitting the health impact fee to the State of Minnesota, but the ultimate burden of the fees was passed on to end-purchase tobacco consumers. This case was transferred to the court presiding over RJR Tobacco’s above-referenced motion seeking to enforce the terms of the parties’ 1998 settlement agreement. On August 28, 2006, following the ruling by the Minnesota Supreme Court on RJR Tobacco’s challenge to the health impact fee, the plaintiffs voluntarily dismissed this action.

MSA-Enforcement and Validity

As of February 2, 2007, there were 49 cases concerning the enforcement, validity or interpretation of the MSA and other state settlement agreements in which RJR Tobacco or B&W is a party. This number includes those cases relating to disputed payments under the MSA (discussed below).

On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit. Oral argument occurred on February 15, 2007.

On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the U.S. District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. On September 1, 2006, the Court of Appeals affirmed the trial court.

On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain Eclipse advertising violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco has answered the complaint. Discovery is underway. The case is to be trial ready on October 1, 2007.

On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages now exceed $5.0 million. This matter is currently in the discovery phase.

On May 17, 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. Discovery in this matter is underway.

Effective October 11, 2006, RJR Tobacco entered into a voluntary agreement with the Attorneys General of 40 states wherein they settled claims that certain Camel, Kool and Salem brand styles with fruit, candy or alcoholic beverage names were alleged to violate the MSA’s prohibition against taking any action, directly or indirectly, to target youth in the advertising, promotion or marketing of tobacco products. These brand styles accounted for less than one-tenth of one percent of RJR Tobacco’s annual cigarette volume and the last of these styles was discontinued earlier in 2006. There were no fines, penalties or fees paid by RJR Tobacco as part of the agreement. The agreement bans the future sale of these brand styles in the United States and contains restrictions on how flavored cigarettes (as defined in the agreement) can be marketed and sold in the future.

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

The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Between April 13, 2006 and February 2, 2007, 37 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.

As of February 2, 2007, 34 out of 35 courts that had addressed the question whether disputes concerning the 2003 NPM Adjustment are arbitrable had ruled that arbitration is required under the MSA.

On September 13, 2006, RJR Tobacco and certain of the other participating manufacturers sent letters to the 15 settling states that had not yet objected to the arbitration noticed by the tobacco manufacturers and/or filed legal proceedings relating to the dispute regarding the 2003 NPM Adjustment in their respective MSA courts. These letters stated that unless the settling states indicated otherwise, the tobacco manufacturers would assume that these settling states would not object to the required arbitration. All but one of the settling states that received these letters responded that they would not agree to submit the dispute to arbitration and would oppose any effort to compel arbitration of the dispute. The tobacco manufacturers have filed motions to compel arbitration in the MSA courts of all of these settling states, except certain of the territories.

During 2006, proceedings were initiated and prosecuted with respect to an NPM Adjustment for 2004. The independent auditor determined that the participating manufacturers again suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. On February 12, 2007, the independent economic consulting firm retained by the settling states and the cigarette manufacturers issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. RJR Tobacco is evaluating what action to take in light of this determination.

On October 12, 2006, the State of New York sent a 30-day notice, signed by twenty-six additional attorneys general, that one or more of these states intended to initiate proceedings seeking declarations construing one or more terms under the MSA. The terms that the signatory states identified relate to the questions presented to the economic consulting firm in the context of the “significant factor proceedings” relating to the expected NPM Adjustment for the year 2004. To date, no actions have been filed pursuant to this notice.

Asbestos Contribution Cases

As of February 2, 2007, no lawsuits were pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries. The last of those cases, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., filed in November 1997, pending in Superior Court, Alameda County, California, was dismissed with prejudice on July 28, 2006. The plaintiffs brought the action against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking: to recover an unspecified amount in actual and punitive damages; a declaratory judgment determining, among other things, that there has existed and currently exists among defendants a conspiracy to abuse the legal process and spread disinformation and that such conspiracy has allowed tobacco companies to escape liability for their relative contribution to injuries caused or contributed to by a combination of smoking and exposure to asbestos; and an order barring advertising directed in part to those segments of the population exposed to asbestos. The plaintiffs alleged that the use of the defendants’ products is a substantial contributing factor, if not the predominant factor, in the development of lung cancer and other cancers in persons exposed to asbestos.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U.S. District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the U.S. Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of February 2, 2007, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and in New Mexico.

In Smith v. Philip Morris Cos., Inc. (a case filed in February 2000, pending in District Court, Seward County, Kansas), the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. Discovery is underway.

In Romero v. Philip Morris Cos., Inc. (a case filed in April 2000, pending in District Court, Rio Arriba County, New Mexico), a court granted class certification on May 14, 2003, but granted the defendant’s motion for summary judgment on June 30, 2006, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On August 14, 2006, the plaintiff filed a notice of appeal to the New Mexico Court of Appeals.

In a gray market trademark suit originally brought by RJR Tobacco in February 1999 in the U.S. District Court for the Northern District of Illinois, Cigarettes Cheaper! asserted antitrust counterclaims, alleging that it was denied promotional resources in violation of the Robinson-Patman Act and that RJR Tobacco had violated Section 1 of the Sherman Antitrust Act. The defendant’s counterclaim sought to recover actual and treble damages, attorneys’ fees and costs. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court severed RJR Tobacco’s trademark claims (including a trademark dilution claim) from the defendants’ Robinson-Patman claims. Trial on the trademark claims began on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claims on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Seventh Circuit. On August 24, 2006, the Court of Appeals affirmed the judgment of the district court. On September 7, 2006, the plaintiff filed a petition for rehearing and a petition for rehearing en banc. Both petitions were denied on September 15, 2006. On December 14, 2006, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on February 20, 2007.

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

Pursuant to an amended complaint filed in the U.S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. The plaintiffs seek preliminary and permanent injunctive relief, enjoining RJR Tobacco from, among other things: continuing with the termination of the plaintiffs’ distributorship; continuing to refuse to honor invoices from the plaintiffs toward retail buydowns and retail contract payments; further reducing the price discounts and back-end monies received by the plaintiffs; and continuing its discriminatory pricing scheme. The plaintiffs allege that RJR Tobacco, in August 2000, implemented a discriminatory pricing scheme whereby it sold cigarettes at different prices to competing distributors, placing certain distributors at an extreme competitive disadvantage. As a result of the purported pricing scheme, the plaintiffs allegedly have suffered substantial damages in the form of lost profits and sales, loss of customers, loss of goodwill and additional injuries. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. Oral argument in the U.S. Court of Appeals for the Sixth Circuit occurred on April 21, 2006. RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. In March 2006, McLane Company, Inc., a distributor and RJR Tobacco’s largest customer, acquired one of the remaining wholesaler plaintiffs, whose claim for damages in this case is approximately $3 million.

On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. Smith Wholesale alleges that the defendants, through agreements with one another and other actions, engaged in a scheme to damage competition in the distribution of cigarettes and specifically damage the plaintiff. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006. On February 21, 2006, the plaintiffs filed, among other things, a motion to remand. On September 28, 2006, the court granted the plaintiff’s motion to remand the case to the Circuit Court for Carter County, Tennessee. RJR Tobacco filed a motion to dismiss the first amended and reinstated complaints on November 27, 2006. The plaintiff filed a motion for temporary injunction on the same day.

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

By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands International, Inc., referred to as Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.

•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against and purported to serve summonses on JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but has not actively pursued an appeal. A preliminary hearing was commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date. A decision is still pending.

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. (However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian). The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 19, 2007, the court ordered that the case be scheduled for trial no later than December 31, 2008, subject to further order of the court.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990 through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to May 31, 2007. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian). In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003.

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

On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint (now dismissed) filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the plaintiffs sought review first by the Court of Appeals for the Second Circuit and then by the Supreme Court of the dismissal of their August 2001 complaint. The Court of Appeals for the Second Circuit affirmed the dismissal, and, on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari. This case remains stayed while the court and the parties work out a scheduling order.

On December 20, 2000, October 15, 2001, and January 9, 2003, RJR and the other defendants named in each of the European Community cases mentioned above filed applications in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint was stayed pending resolution of the appeals from the

January 15, 2003, judgment denying the admissibility of the first two applications. On September 12, 2006, the European Court of Justice upheld the judgment of the Court of First Instance and dismissed the appeals filed by RJR and its affiliates. In light of that decision, on October 12, 2006, RJR and its affiliates withdrew their pending application for annulment filed in connection with the third European Community complaint filed on October 30, 2002.

RJR Tobacco has been served in two reparations actions (filed in October 2002) brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the U.S. District Court for the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. The plaintiffs in these actions are asking for judgment in an amount to satisfy the jurisdictional limitations of the court, punitive damages sufficient to punish the defendants, an accounting, imposition of a constructive trust, restitution of the value of their ancestors’ slave labor, and restitution of the value of defendants’ unjust enrichment based upon slave labor and the cost of the action. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the U.S. Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. On December 13, 2006, the Seventh Circuit affirmed the dismissal of all claims except the consumer protection claims. The case was remanded to the district court for further proceedings.

On June 8, 2001, in California v. R. J. Reynolds Tobacco Co., the Attorney General of the State of California sued RJR Tobacco in the Supreme Court of the State of California alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. The plaintiff was seeking a permanent injunction, enjoining the defendants from distributing coupons or rebate offers at public events for tobacco products, that the defendants be ordered to pay a civil penalty for the violation of unfair competition laws, and that the defendants be permanently enjoined from the use of any information or other material collected pursuant to the non-sale distribution of coupons or other tobacco products. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the U.S. Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the U.S. Supreme Court, which was granted on February 1, 2006. The parties settled the case on March 22, 2006. RJR Tobacco agreed to pay a total of $5 million in penalties, fees and costs. After the California Supreme Court approved the settlement, RJR Tobacco paid the settlement amount on June 7, 2006.

On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs seek: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages to compensate the plaintiff’s lost profits; an award of enhanced damages on account that the defendant’s conduct was willful; an award of prejudgment interest and a further award of post-judgment interest; an award of reasonable attorneys fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and

February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005. On January 19, 2007, the court released decisions on those two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. The court also advised the parties on January 19, 2007, that it expects to issue its ruling on the inequitable conduct trial before the end of February 2007. The court further stated that, by virtue of the grant of RJR Tobacco’s summary judgment motion of invalidity based on indefiniteness, it will enter a final judgment in RJR Tobacco’s favor after the decision on the inequitable conduct trial irrespective of whether that decision is in RJR Tobacco’s favor.

On September 22, 2005, RJR Tobacco filed a case in the U.S. District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of the federal and North Carolina RICO statutes and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. RJR Tobacco seeks actual damages in an amount to be proven at trial, treble damages, an accounting of the defendants’ profits, disgorgement of the defendants’ ill-gotten proceeds and gains, a constructive trust on all funds or property that are the proceeds or profits of defendants’ participation in the scheme, costs of investigating the acts giving rise to this cause of action, attorneys’ fees and experts’ fees, and such other and further relief as the court deems appropriate. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. On August 21, 2006, the court denied the outstanding motions to dismiss in their entirety and lifted the earlier stay of discovery. On January 30, 2007, the court granted RJR Tobacco’s motion for preliminary injunction. Discovery is underway. As of February 2, 2007, RJR Tobacco had settled with 12 of the 20 defendants.

Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined.

Smokeless Tobacco Litigation

As of February 2, 2007, Conwood is a defendant in 8 actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 942 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco defendants, and this litigation has been dormant.

Pursuant to an amended complaint filed in July 2005, Conwood is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries including addiction and cancer as a result of his use of smokeless tobacco products, allegedly including products manufactured by Conwood. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000, as well as punitive damages. This case is still in its early stages.

Tobacco Buyout Legislation

On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $280 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. See note 1 to consolidated financial statements for additional information related to federal tobacco buyout expenses.

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

ERISA Litigation

On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court require the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. The parties have filed supplemental briefs regarding the motion to dismiss. On June 6, 2006, the plaintiff filed a motion to amend the complaint to name as party defendants six individuals who were members of the two defendant committees. The defendants have opposed that motion, which remains pending.

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

Other Contingencies and Guarantees

In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $4 million and $36 million during 2006 and 2005, respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.

As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in two individual smoking and health cases, Croft v. Akron Gasket and Ryan v. Philip Morris, U.S.A., Inc., to the extent, if any, such indemnification is required by the 1996 Purchase Agreement. See “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” above for further information on these cases.

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

As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.

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

Under certain circumstances, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. See note 13 to consolidated financial statements in Item 8 for further information.

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Ivey.  Ms. Ivey, 48, has been President and Chief Executive Officer of RAI since January 2004, and was elected the Chairman of the Board of RAI effective January 1, 2006, and, since July 2004, has been Chairman of the Board of RJR Tobacco. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. She served as President and Chief Executive Officer of B&W from 2001 to 2004. Ms. Ivey also served as a director of B&W from 2000 to 2004 and Chairman of the Board of B&W from January 2003 to 2004. Ms. Ivey commenced serving on the Board of RAI as of January 2004. She also is a member of the board of directors of the Winston-Salem YWCA, Wake Forest University, the University of Florida Foundation, and the Winston-Salem Alliance. She also serves on the Board of Advisers for the Center for Women in Business and Economics at Salem College and is a member of The Business Council, a national organization of chief executive officers.

Lisa J. Caldwell.  Ms. Caldwell, 46, was named Senior Vice President-Human Resources of RAI in November 2006, after serving as Vice President-Human Resources of RAI since September 2004 and as Vice President-Human Resources of RJR Tobacco from 2002 until November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco and RAI since joining RJR Tobacco in 1991. Ms. Caldwell serves on the board of directors of the Winston-Salem State University Foundation.

Daniel (Daan) M. Delen.  Mr. Delen, 41, joined RJR Tobacco as President and Chief Executive Officer in January 2007. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan since August 2004 and Senior Vice President of Marketing and Sales for B&W from 2001 to July 2004. He held various other positions with BAT after joining BAT in 1989.

Michael S. Desmond.  Mr. Desmond, 40, joined RAI in April 2005 and was elected Senior Vice President and Chief Accounting Officer of RAI in May 2005. Prior to joining RAI, Mr. Desmond was a partner in audit and enterprise-risk services at Deloitte & Touche LLP from June 2002 to March 2005 and was a partner in audit and advisory services at Arthur Andersen LLP from September 2001 to May 2002, having joined that firm in 1988. Mr. Desmond serves as a member of the board of R. J. Reynolds-Gallaher International Sarl, the accounting advisory board of Appalachian State University, the board of directors of the YMCA of Northwest North Carolina, as well as the board of the Piedmont Triad Entrepreneurial Network.

Jeffrey A. Eckmann.  Mr. Eckmann, 54, has been RAI Group President since October 2006. He was named Executive Vice President — Strategy, Integration, IT and Business Development of RAI in May 2005, and Executive Vice President — Strategy and Business Development of RAI in January 2006. He also served as Executive Vice President — Strategy, Integration and IT of RJR Tobacco from May 2005 to February 2006, and as Executive Vice President — Strategy and Business Development of RJR Tobacco from February 2006 until November 2006. Mr. Eckmann joined RAI in July 2004 as Executive Vice President-Strategy, Planning and Integration. Mr. Eckmann served as Senior Vice President and Chief Financial Officer of B&W from 2001 to July 2004. He serves on the board of directors of the Northern Illinois University Foundation, Dare to Care Food Bank and Soteria Imaging Services.

Daniel A. Fawley.  Mr. Fawley, 49, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004. He was previously Vice President and Assistant Treasurer of RJR from 1999 until

July 2004 and of RAI from July until September 2004. He served as Director-Treasury from 1997 to 1999, and as senior manager-Treasury from 1996 to 1997, of RJR Nabisco, Inc., now known as RJR.

McDara P. Folan, III.  Mr. Folan, 48, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004. Mr. Folan served as Vice President, Deputy General Counsel and Secretary of RJR from June 1999 to July 2004, and has been Senior Vice President and Secretary and Director of RJR since July 2004. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. Mr. Folan serves on the board of directors of the Piedmont Triad Chapter of the Juvenile Diabetes Research Foundation, the advisory board for Brenner Children’s Hospital and the board of advisors of Salem College and Academy and is Vice Chairman of the board of trustees of the Arts Council of Winston-Salem and Forsyth County.

E. Julia (Judy) Lambeth.  Ms. Lambeth, 55, joined RAI as Executive Vice President and General Counsel in September 2006. Prior to joining RAI, Ms. Lambeth served as Corporate Secretary and Deputy General Counsel, Corporate Services for Conoco Phillips from 2002 to 2006. Ms. Lambeth is a member of the Wake Forest Law School Board of Visitors.

Dianne M. Neal.  Ms. Neal, 47, has been Executive Vice President and Chief Financial Officer of RAI since July 2004 and of RJR since February 2005. Ms. Neal served as Executive Vice President and Chief Financial Officer of RJR Tobacco from July 2003 to December 2006. Ms. Neal also served as Executive Vice President and Chief Financial Officer of RJR from July 2003 to July 2004, after serving as Vice President — Investor Relations of RJR from 1999 to 2003. Ms. Neal is a member of the National Advisory Council of Reynolda House Museum of American Art and serves on the board of directors of LandAmerica Financial Group, Inc.

Tommy J. Payne.  Mr. Payne, 49, has been Executive Vice President — Public Affairs of RAI since July 2004. In November 2006, his title was changed from Executive Vice President — External Relations. Mr. Payne served as Executive Vice President — External Relations at RJR from July 1999 to July 2004. Mr. Payne serves on the board of trustees of Winston-Salem State University and serves on the board of directors of North Carolina Citizens for Business and Industry.

E. Kenan Whitehurst.  Mr. Whitehurst, 50, has been Senior Vice President — Strategy and Business Development of RAI since November 2006. He was previously Vice President — Investor Relations of RAI from July 2004 until November 2006. From January 2001 to July 2004, Mr. Whitehurst served as Vice President — Corporate Business Development for RJR Tobacco, after serving as Vice President — Marketing from 2000 to 2001. He held various positions with RJR Tobacco since joining RJR Tobacco in 1988.

The chief executive officers of RAI’s other principal operating companies are set forth below:

Luis R. Davila.  Mr. Davila, 47, became President of GPI in January 2006. Mr. Davila served as Vice President Export Markets for GPI from July 2004 to January 2006. Mr. Davila joined R.J. Reynolds Tobacco Co. (Puerto Rico) in 1985 and held various international positions with RAI affiliates through July 2004. Mr. Davila serves as a member of the board of R.J. Reynolds-Gallaher International, Sarl.

William Rosson.  Mr. Rosson, 58, has been President and Chief Executive Officer of Conwood since January 2005. From 2001 until January 2005, Mr. Rosson served as Vice President of Administration of Conwood Company, LLC. Mr. Rosson held a number of positions at Conwood since joining Conwood in 1975.

Richard M. Sanders.  In connection with RJR’s acquisition of Santa Fe in January 2002, Mr. Sanders, 53, was named President and Chief Executive Officer of Santa Fe. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a former division of RJR Tobacco. Mr. Sanders joined RJR Tobacco in Marketing in 1977 and has held several positions during his career, including Vice President — Advertising and Brand Management, Vice President — Marketing and Sales Operations and Area Vice President — Sales. He is Chairman of the board of directors of the Santa Fe Natural Tobacco Company Foundation, Vice-Chair of the board of directors of Santa Fe Economic Development, Inc., Chair of Santa Fe Future, and board member of Minnesota Resources.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI’s common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI” and began trading on August 2, 2004. Prior to the B&W business combination, RJR common stock was listed on the NYSE under the trading symbol “RJR.” On February 16, 2007, there were approximately 19,900 holders of record of RAI’s common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI’s common stock on February 16, 2007, was $63.94 per share.

The cash dividends declared and high and low sales prices per share for RAI’s common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows(1):

			Cash Dividends
	Price Per Share		Declared per
	High	Low	Share

2006:
First Quarter	$54.97	$47.48	$0.625
Second Quarter	58.06	51.82	0.625
Third Quarter	66.26	56.78	0.750
Fourth Quarter	67.09	60.87	0.750
2005:
First Quarter	$44.50	$38.43	$0.475
Second Quarter	42.58	38.24	0.475
Third Quarter	42.87	38.29	0.525
Fourth Quarter	51.19	38.88	0.625

(1)	All per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split. See “— Business” in Item 1 for additional information.

The fourth quarter 2006 cash dividend declared of $0.75 per share equals $3.00 on an annualized basis. The dividend increases over the past two years reflect the stated policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

RAI conducts its business through its subsidiaries and is dependent upon the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. Under RAI’s revolving credit facility, RAI’s cumulative dividends generally may not exceed the sum of $625 million plus 75% of cumulative adjusted net income (as defined in the credit agreement). For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Item 7 and notes 11, 12 and 13 to consolidated financial statements. RAI believes that the provisions of its credit facilities and the guarantees of its credit facilities, interest rate swaps and guaranteed, secured notes will not impair its payment of quarterly dividends.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan. During 2006, RAI repurchased and cancelled 207 shares of its common stock. On February 6, 2007, the board of directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants under employee incentive programs and the exercise of previously granted options.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2006:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid Per Share	or Programs	or Programs

October 1, 2006 to October 31, 2006	18	$62.64	—	N/A
November 1, 2006 to November 30, 2006	89	$64.94	—	N/A
December 1, 2006 to December 31, 2006	—	—	—	N/A

Fourth Quarter Total	107	$64.55	—	N/A

For equity compensation plan information, see note 16 to consolidated financial statements.

On February 6, 2007, the board of directors of RAI approved an amendment to RAI’s articles of incorporation increasing the number of authorized shares of common stock from 400 million to 800 million. This proposed amendment is subject to the approval of RAI’s shareholders at RAI’s 2007 Annual Meeting of Shareholders scheduled for May 11, 2007.

While the number of shares of RAI common stock outstanding doubled as a result of the 2006 two-for-one stock split, the number of authorized shares was not changed and, therefore, had the effect of substantially reducing the number of shares of RAI common stock available for issuance. If RAI’s Shareholders approve the increase in authorized shares, the number of authorized but unissued shares of common stock compared with shares outstanding will be approximately the same as that on a pre-split basis.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on July 30, 2004 and ended on December 31, 2006, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN(1)
Among Reynolds American Inc. Common Stock, the S&P 500 Index
and the S&P Tabacco Index

	7/30/04(1)	12/31/04	12/31/05	12/31/06
Reynolds American Inc.	100.00	108.49	138.18	198.80
S&P 500 Index	100.00	110.86	116.31	134.68
S&P Tobacco Index	100.00	129.88	162.60	198.64

(1)	Assumes that $100 was invested in RAI common stock on August 2, 2004 (the first day of trading of RAI common stock), or in each index on July 30, 2004, and that in each case all dividends were reinvested.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI, including the acquired operations of B&W and Lane subsequent to July 30, 2004, and Conwood subsequent to May 31, 2006. The selected historical consolidated financial data as of December 31, 2004, 2003 and 2002, and for the years ended December 31, 2003 and 2002, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:
Net sales(1)	$8,510	$8,256	$6,437	$5,267	$6,211
Income (loss) from continuing operations	1,136	985	627	(3,689)	418
Income from discontinued operations	—	2	12	122	40
Extraordinary items — gain on acquisition	74	55	49	121	—
Cumulative effect of accounting change	—	—	—	—	(502)
Net income (loss)	1,210	1,042	688	(3,446)	(44)
Per Share Data(2):
Basic income (loss) from continuing operations	3.85	3.34	2.83	(22.04)	2.36
Diluted income (loss) from continuing operations	3.85	3.34	2.81	(22.04)	2.32
Basic income from discontinued operations	—	0.01	0.06	0.73	0.22
Diluted income from discontinued operations	—	0.01	0.06	0.73	0.22
Basic income from extraordinary items	0.25	0.18	0.22	0.72	—
Diluted income from extraordinary items	0.25	0.18	0.22	0.72	—
Basic net loss from cumulative effect of accounting change	—	—	—	—	(2.83)
Diluted net loss from cumulative effect of accounting change	—	—	—	—	(2.78)
Basic net income (loss)	4.10	3.53	3.11	(20.59)	(0.25)
Diluted net income (loss)	4.10	3.53	3.09	(20.59)	(0.24)
Basic weighted average shares, in thousands	295,033	294,790	221,556	167,394	177,467
Diluted average shares, in thousands	295,384	295,172	222,873	167,394	180,351
Cash dividends declared per share of common stock	$2.75	$2.10	$1.90	$1.90	$1.865
Balance Sheet Data (at end of periods):
Total assets	18,178	14,519	14,428	9,677	14,651
Long-term debt (less current maturities)	4,389	1,558	1,595	1,671	1,755
Shareholders’ equity	7,043	6,553	6,176	3,057	6,716
Cash Flow Data:
Net cash from operating activities	1,457	1,273	736	581	489
Net cash (used in) from investing activities(3)	(3,531)	(989)	260	641	(901)
Net cash from (used in) financing activities	2,174	(450)	(467)	(1,122)	(105)
Other Data:
Ratio of earnings to fixed charges(4)	7.4	12.2	9.5	—	5.2
Deficiency in the coverage of fixed charges by earnings before fixed charges(4)	$—	$—	$—	$(3,913)	$—

(1)	Net sales and costs of products sold exclude excise taxes of $2.124 billion, $2.175 billion, $1.850 billion, $1.572 billion and $1.751 billion for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	All share and per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split. See “— Business” in Item 1 for additional information.

(3)	Reflects reclassification of auction rate notes from cash and cash equivalents to short-term investments, resulting in an increase of $161 million in net cash flows from investing activities in 2003 and an increase of $81 million in net cash flows used in investing activities in 2002.

(4)	Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2006 compared with 2005, and 2005 compared with 2004. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006.

Overview and Business Initiatives

RAI’s operating subsidiaries include RJR Tobacco, Conwood, Santa Fe, Lane and GPI. RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, are currently five of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including PALL MALL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages a contract manufacturing business through arrangements with BAT affiliates.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. RAI acquired Conwood on May 31, 2006. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States, and LEVI GARRETT, a loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products. All of Conwood’s products held the first or second position in market share in their respective categories in 2006.

The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, and manages a contract manufacturing business. Beginning on January 1, 2007, Conwood will distribute certain of Lane’s non-cigarette products, and RJR Tobacco will distribute DUNHILL cigarettes. Also, beginning on January 1, 2007, GPI will manage Santa Fe’s international business.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to continue to decline. Trade inventory adjustments may result in short-term changes in demand for its products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. RJR Tobacco believes it is not appropriate for it to speculate on other external factors that may impact the purchasing decisions of the wholesale and retail tobacco distributors.

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

RJR Tobacco’s brand portfolio strategy during 2005 and 2006 included three categories of brands: investment, selective support and non-support. The investment brands were CAMEL and KOOL, which received significant resources focused on accelerating their share-of-market growth. The selective support brands included two premium brands, WINSTON and SALEM, and two value brands, DORAL and PALL MALL, all of which received limited support in an effort to optimize profitability. The non-support brands were managed to maximize near-term profitability.

At the beginning of 2007, RJR Tobacco further refined its brand portfolio strategy and modified the three categories of brands to growth, support and non-support. The growth brands include two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term accelerated growth and profit, CAMEL and KOOL will continue to receive significant investment support, consistent with their previous investment brand status. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited support for scale and long-term profit. The non-support brands include all remaining brands and are managed to maximize near-term profitability. RJR Tobacco expects that, within the next four years, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.

Conwood

On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed its $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC and Conwood-2 LLC. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new debt RAI securities and available cash. See “— Liquidity” below for additional information relating to borrowing arrangements and long-term debt. The transaction was treated as a purchase of the Conwood net assets by RAI for financial accounting purposes. RAI believes the Conwood acquisition will enhance shareholder value and will continue to be accretive to operating earnings.

The Conwood acquisition also is expected to enhance RAI’s efforts to offer a range of differentiated tobacco products to adult consumers. RAI intends to combine certain operations of Lane with Conwood, to be completed by the end of 2007, in order to consolidate and strengthen the companies’ portfolio of smokeless tobacco products and other non-cigarette tobacco products.

Conwood is the only company with brands in every category of the smokeless tobacco market, including moist snuff, loose leaf, dry snuff, plug and twist tobacco. Conwood’s moist snuff products accounted for approximately 75% of its total net sales in 2006.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes have grown at an average rate of approximately 4% per year over the last four years with an accelerated growth of price-value brands. Also, the profit margins on moist snuff are significantly higher than in the cigarette industry. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.

Conwood’s U.S. moist snuff market share was 25.15% for the year ended December 31, 2006, based on distributor reported data processed by MSAi, for distributor shipments to retail. Conwood has more than doubled its total share in the past six years. Conwood’s continued growth is attributable to its innovation, product development and brand building, including the launch of the GRIZZLY moist snuff brand in 2001 which, for 2006, had a 19.45% market share.

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

Purchase Accounting

RAI accounts for business combination transactions in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” SFAS No. 141 requires that RAI allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. Estimates of fair values for property, plant and equipment, trademarks and other identifiable intangibles generally are based on independent appraisals; pension and postretirement obligations are based on actuarial studies; and other accounts are based on management’s best estimates using assumptions that are believed to be reasonable. In addition, depreciation of property, plant and equipment and amortization of trademarks and other intangibles with finite lives, are directly related to estimated fair values and estimated useful lives determined as of the acquisition date. The determination of fair values involves considerable estimation and judgment. Among other things, it requires developing forecasts of cash flows and discount rates for trademarks and other intangibles; selecting appropriate valuation bases and methodologies for property, plant and equipment; determining appropriate actuarial assumptions for pensions and postretirement plans; and determining the number and timing of employees to be terminated or relocated and the associated costs. The value of goodwill and trademarks and other intangibles with indefinite lives will be subjected to annual impairment testing that could result in future impairment charges. Changes in the useful lives of property, plant and equipment, trademarks or other intangibles could impact depreciation or, in certain situations, impairment charges.

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

As discussed in note 14 to consolidated financial statements, RJR Tobacco, Conwood and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle case, the Scott class-action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a California state law enforcement action. The July 2000 Engle punitive damages verdict was reversed by the intermediate appellate court on May 21, 2003, and the reversal was upheld by the Florida Supreme Court on July 6, 2006. RJR Tobacco has paid approximately $18 million since January 1, 2003, related to unfavorable smoking and health judgments, including pre-acquisition contingencies related to the B&W business combination.

RAI and its subsidiaries believe, however, that they have valid bases for appeals in their pending cases, and believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable or estimable. RJR Tobacco recorded less than $1 million related to the judgment in the Thompson v. B&W individual case in the fourth quarter of 2006, to be paid in 2007. No other liability for smoking and health tobacco litigation or smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2006. As discussed in more detail in note 14 to consolidated financial statements, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.

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

Settlement Agreements

As discussed in “— Litigation Affecting the Cigarette Industry” in note 14 to consolidated financial statements, RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. Conwood is not a participant in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 14 to consolidated financial statements.

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

As part of the Conwood acquisition, RAI assumed certain pension and postretirement benefit obligations and the related assets of Conwood’s plans. The liability for the projected benefit obligation in excess of plan assets was recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” All previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized transition obligation or asset existing at the date of the Conwood acquisition were eliminated. As a result of the Conwood acquisition, RAI’s pension benefit obligation and pension assets increased by $45 million and $35 million, respectively, and the postretirement benefit obligation increased by $37 million.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which became effective for RAI at December 31, 2006. SFAS No. 158 requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur. The adoption of SFAS No. 158 had no effect on RAI’s net income or cash flow.

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

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets excludes deferred asset gains of $311 million and recognizes changes in fair value in a systematic and rational manner over five years. If the market value of assets had been used to determine pension expense, the impact would have been a decrease to the 2006 costs of $45 million. Approximately $27 million is attributable to the expected return on asset component of expense and $18 million is due to the gain/loss amortization component.

The minimum amortization of unrecognized gains or losses, as described in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” is also included in the postretirement benefit expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. The market-related value of plan assets excludes deferred asset losses of $20 million and recognizes changes in fair value in a systematic and rational manner over five years. If the market value of assets had been used to determine postretirement benefit expense, the impact would have been an increase to the 2006 costs of $2 million, all attributable to the expected return on asset component of expense.

The most critical assumptions and their sensitivity to change are presented below:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.10%	5.90%	6.10%	5.90%
Rate of compensation increase	4.98%	4.97%	5.00%	5.00%

	Pension Benefits					Postretirement Benefits
	2006	2005		2004		2006	2005		2004

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.90%	6.05%;5.70	%(1)	6.15%;6.27	%(2)	5.91%	6.05%;5.70%;5.75%	(3)	6.15%;6.45	%(4)
Expected long-term return on plan assets	8.74%	8.79%		8.79%		8.00%	8.50%		8.50%
Rate of compensation increase	4.98%	4.97%		4.77%		5.00%	5.00%		4.79%

(1)	The January 1, 2005 overall beginning discount rate of 6.05% was changed to 5.70% for the period from April 30, 2005 to December 31, 2005, for plans impacted by the sale of RJR Tobacco’s packaging operations.

(2)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the B&W business combination.

(3)	The January 1, 2005 overall beginning discount rate of 6.05% was changed for the pre-combination RJR Tobacco benefit plans only, to a discount rate of 5.70% for the period April 30, 2005 to September 15, 2005, and a discount rate of 5.75% was used for the period from September 16, 2005 to December 31, 2005.

(4)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the B&W business combination.

RAI generally uses a hypothetical bond matching analysis to determine the discount rate.

The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed and (3) excess return expectations of active management to the extent asset classes are actively managed.

Assumption Sensitivity:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have had the following effects:

	1-Percentage Point
	Increase		1-Percentage Point Decrease
	Pensions	Postretirement	Pensions	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2006 net periodic benefit cost	$(18)	$(5)	$19	$2
Effect on December 31, 2006, projected benefit obligation and accumulated postretirement benefit obligation	(554)	(141)	622	156

A one-percentage-point change in assumed asset return would have had the following effects:

1-Percentage Point
	Increase		1-Percentage Point Decrease
	Pensions	Postretirement	Pensions	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2006 net periodic benefit cost	$(42)	$(4)	$42	$4

During 2005, pension plan assets increased $238 million, as a result of the favorable 2005 equity market performance and employer contributions, partially offset by benefit payments. Pension benefit obligations increased by $161 million due to a decline in discount rates, partially offset by benefit payments and the sale of RJR Tobacco’s packaging operations in May 2005. At December 31, 2005, the pension benefit obligation exceeded the fair value of plan assets by $879 million.

During 2006, pension plan assets increased $641 million, primarily as a result of the favorable 2006 equity market performance and employer contributions, partially offset by benefit payments. Pension benefit obligations decreased by $55 million primarily due to the increase in discount rate from 5.90% to 6.10%, net of the amounts assumed in the Conwood acquisition. At December 31, 2006, the pension benefit obligation exceeded the fair value of plan assets by $183 million. Beginning in 2006, RAI adjusted its expected long-term rate of return on pension assets to 8.75% for its major plans, from 9.00% and 8.50% in 2005.

During 2005, postretirement plan assets increased $15 million, as a result of favorable 2005 equity market performance and employer contributions, partially offset by benefit payments. Postretirement benefit obligations increased by $97 million due to a decline in discount rates, partially offset by benefit payments. At December 31, 2005, the postretirement benefit obligation exceeded the fair value of plan assets by $1.2 billion.

During 2006, postretirement plan assets increased $24 million, as a result of favorable 2006 equity market performance and employer contributions, partially offset by benefit payments. Postretirement benefit obligations decreased by $26 million due to an increase in discount rates, net of the amounts assumed in the Conwood acquisition. At December 31, 2006, the postretirement benefit obligation exceeded the fair value of plan assets by $1.1 billion.

In 2005, RAI implemented a cap on how much it will pay for medical and dental coverage for retirees as a group, excluding pre-1993 retirees and former B&W retirees. The cap was raised above previous amounts creating an unrecognized prior service cost of $57 million. In 2006, RAI introduced new retiree medical options and cost sharing for certain retirees creating a prior service credit of $3 million. The prior service cost will be amortized over the number of years, on average, it takes for employees to be fully eligible for benefits.

Pension expense in 2007 is expected to be within a range of $15 million expense to $15 million income, compared with expense of $54 million in 2006, primarily due to increased asset returns and employer contributions. Postretirement benefit expense in 2007 is expected to be within a range of $65 million to $75 million, compared with expense of $72 million in 2006.

The amount by which the pension and postretirement benefit obligations exceed the fair value of the plan assets could increase to the extent of a decline in the fair value of plan assets, as well as adverse changes in actuarial assumptions, including a reduction in the discount rate used to calculate the benefit obligations.

RAI expects to contribute approximately $300 million to its pension plans in 2007, of which $289 million was contributed in January 2007. Additional cash funding may be made in the future. RAI expects payments related to its postretirement plans to be $75 million in 2007.

Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement liabilities have decreased as a result of the increase in the discount rate. These changes have resulted in a reduction in charges to comprehensive income. These changes are expected to result in a reduction in pension and postretirement expense in future years. However, the Pension Protection Act passed into law in 2006 may require additional cash funding of the pension obligations in the future.

The target pension asset allocation is 59% equity investments, which includes U.S. equity, non-U.S. equity and global equity, 27% fixed income, 10% opportunistic investments, which includes hedge funds and global tactical asset allocation, and 4% alternative investments, which includes private equity investments and real estate, with a rebalancing range of approximately plus or minus 3% to 5% around the target asset allocations.

The target postretirement asset allocation is 43% U.S. equity investments, including private equity investments, 17% non-U.S. equity investments, 38% debt securities, 1% hedge fund investments and 1% real estate and other, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	Pension Plans
	2006	2005

Asset Category:
Equities	60%	61%
Fixed income	25%	26%
Opportunistic	11%	9%
Alternative	4%	4%

Total	100%	100%

	Postretirement Plans
	2006	2005

Asset Category:
U.S. equity securities	44%	47%
Debt securities	35%	24%
Non-U.S. equity securities	19%	18%
Hedge funds	1%	5%
Real estate and other	1%	6%

Total	100%	100%

In late 2005, RAI announced an enhancement to its current qualified defined contribution plan beginning January 1, 2006. The amount of the retirement enhancement is based on a sliding scale by providing higher, additional contributions to certain employees closer to retirement with lower additional contributions for certain other employees. This enhanced program increased expense by approximately $20 million in 2006 compared with 2005.

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

To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established as required under SFAS No. 109. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes it is more likely than not that the deferred tax assets recorded in RAI’s consolidated balance sheets will be realized. To the extent a deferred tax liability is established under SFAS No. 109, it is recorded, tracked and, once it becomes currently due and payable, paid to the taxing authorities.

In 2006, 2005 and 2004, the resolution of certain prior years’ tax matters resulted in reduction of income tax expense of $17 million, $78 million and $126 million, respectively. In 2005 and 2004, RAI recorded an adjustment to tax expense included in discontinued operations of $1 million and $6 million, respectively, related to the gain on the 1999 sale of RJR’s international tobacco business. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.

In 2006, 2005 and 2004, RAI recorded an adjustment of $74 million, $55 million and $49 million, respectively, to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN No. 48. FIN No. 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. FIN No. 48 is effective for RAI as of January 1, 2007. Based on preliminary analysis, RAI does not expect the implementation of FIN 48, during the first quarter of 2007, to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 is effective for RAI as of January 1, 2008. RAI has not yet determined the impact of the adoption of SFAS No. 159 on its financial position, results of operations or cash flows.

Results of Operations

2006 Compared with 2005

	For the Twelve Months Ended December 31(1),
	2006	2005	% Change

Net sales:(2)
RJR Tobacco	$7,675	$7,695	(0.0)%
Conwood	291	—	NM(4)
All other	544	561	(3.0)%

Net sales	8,510	8,256	3.1%
Cost of products sold(2),(3)	4,803	4,919	(2.4)%
Selling, general and administrative expenses	1,658	1,611	2.9%
Amortization expense	28	41	(31.7)%
Loss on sale of assets	—	24	NM(4)
Restructuring and asset impairment charges	1	2	(50.0)%
Goodwill and trademark impairment charges	90	200	(55.0)%

Operating income:
RJR Tobacco	1,626	1,346	20.8%
Conwood	160	—	NM(4)
All other	194	144	34.7%
Corporate expense	(50)	(31)	(61.3)%

	$1,930	$1,459	32.3%

(1)	Conwood’s net sales and operating income include results of operations for the months of June through December 2006, only.

(2)	Excludes excise taxes of:

	2006	2005

RJR Tobacco	$1,969	$2,043
Conwood	8	—
All other	147	132

	$2,124	$2,175

(3)	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

(4)	Percent change is not meaningful.

RJR Tobacco

Net Sales

RJR Tobacco’s net sales for the year ended 2006 decreased $20 million from the comparable prior year, primarily due to lower volumes of $268 million, offset in part by higher pricing resulting from a January 2006 price increase. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
RJR Tobacco	2006	2005	% Change

Growth brands:
CAMEL excluding non-filter	23.5	22.0	6.5%
KOOL	11.7	11.8	(0.4)%
PALL MALL Savings	6.4	5.8	10.5%

	41.6	39.6	5.1%
Support brands	44.1	46.6	(5.5)%
Non-support brands	18.0	21.1	(14.6)%

Total domestic	103.7	107.4	(3.4)%

Total premium	63.8	64.8	(1.6)%
Total value	40.0	42.6	(6.1)%

Total domestic	103.7	107.4	(3.4)%

Industry(2)
Premium	270.0	271.4	(0.5)%
Value	102.5	110.4	(7.2)%

Industry total domestic	372.5	381.7	(2.4)%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(2)	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect MSAi’s revised methodology adopted to better estimate industry volume.

RJR Tobacco’s total domestic shipment volume decreased 3.4% in 2006 compared with 2005 due to declines in consumption, or retail sales to consumers, and one less shipping day. The overall cigarette industry decline was 2.4%.

Shipments in the premium tier increased to 61.5% of RJR Tobacco’s total domestic shipments during 2006 as compared with 60.4% in the prior year. The industry’s premium shipments increased to 72.5% in 2006 from 71.1% in 2005.

The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI, were as follows:

	For the Twelve Months
	Ended December 31,(2)(3)
			Share Point
	2006	2005	Change

Growth brands:
CAMEL excluding non-filter	7.42%	6.74%	0.68
KOOL	3.13%	3.01%	0.13
PALL MALL Savings	1.86%	1.58%	0.28

	12.41%	11.33%	1.09
Support brands	12.12%	12.82%	(0.70)
Non-support brands	5.25%	6.14%	(0.89)
RJR Tobacco total domestic	29.78%	30.28%	(0.50)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	These amounts, including the restatement of prior periods, reflect IRI’s revised methodology adopted to better reflect industry dynamics.

(3)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

In 2006 retail share of market of CAMEL’s filtered styles increased 0.68 share points from 2005. In the first quarter of 2006, CAMEL introduced new CAMEL Wides packaging and initiated efforts to enhance the performance of the brand’s menthol styles, including new packaging and introducing the CAMEL Wides Menthol style. Also in 2006, CAMEL introduced CAMEL SNUS, a smokeless, spitless tobacco product, in test markets.

KOOL continues to maintain its appeal among adult menthol smokers and had an increase in its retail share of market of 0.13 share points in 2006. In the fourth quarter of 2006, KOOL introduced KOOL XL, a wide-gauge cigarette style, which provides another tangible point of difference from competing brands.

PALL MALL increased its share of market by 0.28 share points in 2006 and continues to demonstrate its strength in the value category based on its unique product platform of being a longer-lasting cigarette.

The combined share of market of RJR Tobacco’s growth brands grew 1.09 share points during 2006. However, the decline in share of support and non-support brands more than offset the gains on the growth brands. The share results for 2006 were in line with the RJR Tobacco’s brand portfolio strategy, and the overall market share declines continue to moderate.

RJR Tobacco’s premium share position of 18.76% in 2006 increased 0.26 share points from 2005 due to the increase of its growth brands. RJR Tobacco’s value share position of 11.02% of the market in 2006 declined 0.77 share points from 2005.

Operating Income

RJR Tobacco’s operating income for 2006 increased to $1,626 million from $1,346 million in 2005 primarily due to favorable pricing, and lower trademark impairment charges, offset in part by lower volumes and higher MSA and tobacco quota buyout expenses, detailed below.

In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2006, impairment occurred on four of RJR Tobacco’s non-growth brands, primarily DORAL and SALEM. The impairment primarily reflects modification, during the fourth quarter of 2006, to the previously anticipated level of support among certain brands, and also results from increased decline rate in projected net sales of certain brands, compared with that assumed in the 2005 annual impairment test, which resulted in $198 million of trademark impairment charges. In 2006, RJR Tobacco recorded impairment charges of $90 million based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 10.75%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

RJR Tobacco’s operating income also was impacted by lower amortization expense of $13 million for the comparable periods, primarily due to certain acquired consumer-related intangibles being fully amortized prior to 2006. For information relating to the 2003 and 2002 restructuring reserves, including the $1 million adjustment recorded in 2006, see note 4 to consolidated financial statements.

RJR Tobacco’s cost of products sold includes the following components for MSA and other state settlements, and federal tobacco buyout expenses for the years ended December 31:

	2006	2005

Settlement	$2,589	$2,618
Phase II growers’ liability offset	—	(79)
Phase II growers’ liability expense	—	38

Total settlement expense	$2,589	$2,577

Federal tobacco quota buyout	$258	$259
Federal quota tobacco stock liquidation assessment	(9)	79

Total quota buyout expense	$249	$338

RJR Tobacco’s MSA and other state settlement expenses are expected to be approximately $2.8 billion in 2007, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be in the range of $230 million to $280 million in 2007. For additional information, see “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 14 to consolidated financial statements and “— Governmental Activity” below.

Merger and integration costs related to the B&W business combination decreased during 2006 compared with 2005, favorably impacting cost of products sold by $14 million and selling, general and administrative expenses by $60 million. Selling, general and administrative expenses for RJR Tobacco also were impacted by a $48 million decrease in product liability defense costs during 2006 compared with the prior-year period, offset by $46 million of expenditures relating to ballot initiatives in 2006.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During 2006 and 2005, RJR Tobacco’s product liability defense costs were $105 million and $153 million, respectively. The decrease in product liability defense costs in 2006 compared with 2005 was primarily due to reduced litigation activity, including a decrease in the number of cases tried or in trial during 2006 (2 cases) compared with 2005 (5 cases, including the U.S. Department of Justice case).

“Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “— Litigation Affecting the Cigarette Industry — Overview” in note 14 to consolidated financial statements:

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

Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “— Litigation Affecting the Cigarette Industry — Overview” in note 14 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 14 for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2007.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the potential for increased individual case filings in Florida due to the Engle decision. See “— Litigation Affecting the Cigarette Industry — Class-Action Suits — Engle Case” in note 14 to consolidated financial statements for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

Conwood

The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI consolidated statement of income includes only the results of operations of Conwood for June through December 2006. Conwood’s moist snuff products accounted for approximately 75% of Conwood’s total net sales of $291 million for June through December 2006. Conwood’s net sales are dependent upon premium versus price-value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. Conwood’s operating income of $160 million for June through December 2006 includes $10 million of integration costs.

The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The Conwood shares of the moist snuff category as a percentage of total share of U.S. retail moist snuff sales, according to distributor reported data(1) processed by MSAi, were as follows:

	For the Twelve Months Ended December 31,(2)
			Share Point
	2006	2005	Change

Moist snuff:
Premium
KODIAK	5.09%	5.83%	(0.74)
Other	0.33%	0.39%	(0.06)

	5.42%	6.22%	(0.80)
Price-value
GRIZZLY	19.45%	16.03%	3.42
Other	0.28%	0.41%	(0.13)

	19.73%	16.44%	3.29
Total moist snuff	25.15%	22.67%	2.48

(1)	Distributor shipments to retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

GRIZZLY’s growth led Conwood’s share position to 25.15% of the moist snuff market in 2006, an increase of 2.48 share points from 2005. GRIZZLY’s price-value share position was 45.71% of that market in 2006, an increase of 4.22% from 2005. In 2006, Conwood introduced GRIZZLY long-cut natural in 20 states to further enhance GRIZZLY’s growth potential.

Conwood’s total moist snuff shipment volume increased 18.4% in 2006 from 2005, including GRIZZLY’s 29.1% volume growth. For the industry, the overall moist snuff category volume increase is estimated to be between 6% and 7% for 2006.

All Other

All Other operating income for 2006 was favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. In addition, 2005 was impacted by the $24 million loss relating to the sale of the packaging operations. See note 4 to consolidated financial statements for information relating to the sale of the packaging operations.

RAI Consolidated

Interest and debt expense was $270 million for the year ended December 31, 2006, an increase of $157 million from 2005. This increase is primarily due to higher debt balances resulting from the debt incurred by RAI to fund the Conwood acquisition in May 2006.

Interest income was $136 million for the year ended December 31, 2006, an increase of $51 million from 2005. This increase is primarily due to higher interest rates and, to a lesser extent, higher average cash balances.

Other (income) expense, net was $13 million income in 2006 compared with $15 million expense in 2005. The change was primarily due to favorable foreign exchange revaluation of $14 million and increased earnings relating to the joint venture, coupled with the 2005 net costs of $7 million related to the extinguishment of the 2006 notes.

Provision for income taxes was a provision of $673 million, or an effective rate of 37.2%, for the year ended December 31, 2006, compared with a provision of $431 million, or an effective rate of 30.4%, in 2005. The 2006 provision was impacted by state taxes and nondeductible items, including certain expenditures relating to ballot initiatives, offset in part by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $17 million.

The 2005 provision was impacted by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $78 million, offset in part by state taxes and certain nondeductible items.

RAI expects its effective tax rate to approximate 37% in 2007.

Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to JTI. During 2005, these transactions included $2 million of after-tax reversals of indemnification accruals. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.

Extraordinary items included a gain of $74 million and $55 million in 2006 and 2005, respectively, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition was $1.8 billion.

2005 Compared with 2004

	For the Twelve Months Ended December 31,
	2005	2004	% Change

Net sales(1)	$8,256	$6,437	28.3%
Cost of products sold(1),(2)	4,919	3,872	27.0%
Selling, general and administrative expenses	1,611	1,455	10.7%
Loss on sale of assets	24	—	NM (3)
Amortization expense	41	24	70.8%
Restructuring and asset impairment charges	2	5	(60.0)%
Goodwill and trademark impairment charges	200	199	—

Operating income	$1,459	$882	65.4%

(1)	Excludes excise taxes of $2,175 million and $1,850 million for the years ended December 31, 2005 and 2004, respectively.

(2)	See Cost of products sold below for further information related to settlement and federal tobacco buyout expense.

(3)	Percent change is not meaningful.

Net sales for the year ended December 31, 2005, increased $1.8 billion from the comparable prior year, primarily due to increased volume of $1.3 billion, driven by the B&W business combination, and higher pricing net of higher discounting. Net sales also includes an increase of $236 million due to related party sales, primarily relating to contract manufacturing for BAT affiliates. RAI’s net sales are dependent upon its shipment volume in a declining market, premium versus value brand mix, and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

Domestic cigarette shipment volume, in billions of units, for RAI’s operating subsidiaries and the industry segments were as follows(1):

	For the Twelve Months Ended December 31,
	2005	2004	% Change

RJR Tobacco investment brands:
CAMEL excluding non-filter	22.0	21.6	1.9%
KOOL	11.8	4.9	NM (3)
RJR Tobacco selective support brands:
DORAL	17.1	18.3	(6.4)%
WINSTON	14.2	14.8	(4.0)%
SALEM	7.6	8.9	(14.2)%
PALL MALL Savings	5.8	2.5	NM (3)
RJR Tobacco non-support brands	28.8	20.6	NM (3)
RJR Tobacco total premium	64.8	57.0	13.8%
RJR Tobacco total value	42.6	34.6	22.8%

RJR Tobacco total domestic	107.4	91.6	17.2%
Other	2.5	2.2	10.4%

RAI total domestic	109.8	93.8	17.0%

Industry(2):
Premium	271.3	274.4	(1.1)%
Value	109.7	120.1	(8.6)%

Industry total domestic	381.0	394.5	(3.4)%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(2)	Based on information from MSAi as provided for the year ended December 31, 2005.

(3)	Percent change is not meaningful due to only five months of sales in 2004 for KOOL, PALL MALL and other former B&W brands.

RJR Tobacco’s full-year total domestic shipment volume increased 17.2% reflecting the impact of the B&W business combination offset in part by the changes in the brand strategy implemented in 2005, the underlying declines in consumption, or retail sales to consumers, and two less shipping days compared with 2004.

Shipments in the premium tier decreased to 60.4% of RJR Tobacco’s total domestic shipments during 2005 as compared with 62.2% in 2004. This decrease is primarily due to the combination of the former B&W brands beginning in August 2004, which were more heavily weighted in the value category. Industry premium shipments as a percentage of total domestic shipments increased to 71.2% in 2005 from 69.6% in 2004.

The shares of U.S. retail cigarette sales of RJR Tobacco are presented as if the portfolio resulting from the B&W business combination had been combined as of the beginning of 2004. The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI were as follows(2):

	For the Twelve Months Ended December 31,		Share Point
	2005	2004	Change

RJR Tobacco investment brands:
CAMEL excluding non-filter	6.68%	6.28%	0.40
KOOL	2.98%	2.80%	0.18
RJR Tobacco selective support brands:
DORAL	4.68%	4.98%	(0.30)
WINSTON	4.02%	4.16%	(0.14)
SALEM	2.19%	2.59%	(0.39)
PALL MALL Savings	1.54%	1.49%	0.05
RJR Tobacco non-support brands	7.88%	8.52%	(0.63)

RJR Tobacco total domestic	29.98%	30.82%	(0.84)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	During 2006, IRI revised its data regarding participants’ shares of U.S. retail cigarette sales. Data provided herein reflects previously published data using IRI’s historical methodology.

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

In 2005, KOOL also increased its share to its highest level since 1999. During 2005, RJR Tobacco introduced KOOL’s “Be True” advertising campaign and launched the KOOL menthol lights box style to support KOOL’s future growth potential.

The combined share of market of the investment brands grew 0.58% during 2005 compared with 0.28% growth during 2004. However, the decline in share of selective support and non-support brands more than offset the gains on the investment brands. Within the selective support brands, PALL MALL Savings continued to show slight share growth during 2005. The share results for 2005 were in line with RJR Tobacco’s brand portfolio strategy.

RJR Tobacco’s premium share position of 18.4% of the market in 2005 declined 0.19 share points from 2004, compared with the 2004 decline from 2003 of 0.40 share points. RJR Tobacco’s value share position of 11.6% of the market in 2005 declined 0.65 share points from 2004, compared with the 2004 decline from 2003 of 0.87 share points.

Cost of products sold increased $1.0 billion from 2004 primarily due to increased MSA settlement and federal tobacco buyout expenses, as detailed in the schedule below. The increase in cost of products sold also was driven by integration costs of $14 million and $364 million higher product costs primarily related to volume of acquired operations, including contract manufacturing for certain BAT affiliates.

Cost of products sold includes the following components for MSA and other state settlements, and federal tobacco buyout expenses for the years ended December 31:

	2005	2004

Settlement	$2,641	$2,252
Phase II growers’ liability offset	(79)	(69)
Phase II growers’ liability expense	38	—

Total settlement expense	$2,600	$2,183

Federal tobacco quota buyout	$264	$70
Federal quota tobacco stock liquidation assessment	81	—

Total quota buyout expense	$345	$70

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

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During 2005 and 2004, RJR Tobacco’s product liability defense costs were $153 million and $115 million, respectively. The increase in product liability defense costs in 2005 compared with 2004 was primarily related to the assumption of certain B&W litigation as a result of the B&W business combination and the Department of Justice case.

Loss on sale of assets of $24 million relates to RJR Tobacco’s sale of its packaging operations on May 2, 2005, to a consortium of five packaging companies for $48 million.

RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for severance and related benefits to be paid by RJR Tobacco to approximately 170 employees out of approximately 740 employees who served the packaging operations at the time of disposition. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be completed by mid-year 2007. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income.

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

Amortization expense of $41 million and $24 million were recorded during 2005 and 2004, respectively, relating to intangibles acquired in the B&W business combination and finite-lived trademarks. For additional information, see note 1 to consolidated financial statements.

Restructuring and asset impairment charge adjustments in 2005 resulted in net additional charges of $2 million relating to the 2002 restructuring. Adjustments in 2004 resulted in net additional charges of $38 million relating to the 2002 restructuring partially offset by net reversals of $33 million relating to the 2003 restructuring. See note 4 to consolidated financial statements for additional information related to restructuring charges.

Goodwill and trademark impairment charges include $198 million for trademark impairments in 2005 compared with $199 million incurred during 2004. Also in 2005, $2 million of goodwill impairment charges was incurred relating to the excess of book value over fair value of assets reclassified to held-for-sale concerning Lane’s pipe manufacturing business. This business was sold on January 26, 2006, for $4 million.

In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, an impairment of $199 million occurred on certain of RJR Tobacco’s non-investment brands, reflecting RJR Tobacco’s decision in the fourth quarter of 2004, to implement the brand strategies resulting from the B&W business combination, and limit investment in these brands in an effort to optimize profitability. In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2005, an impairment of $198 million occurred, reflecting modification to the previously anticipated level of support among certain brands, and also from the strategic plan projecting net sales of certain brands to decline at a faster rate than was assumed in the prior-year strategic plan. These impairment charges were based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 11.0% in each of 2005 and 2004. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets, as goodwill and trademark impairment charges in the consolidated income statements and had no impact on cash flows.

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

Provision for income taxes was a provision of $431 million, or an effective rate of 30.4%, for the year ended December 31, 2005, compared with a provision of $202 million, or an effective rate of 24.4%, in 2004. The 2005 provision was impacted mainly by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $78 million and $14 million deduction as a result of the American Jobs Creation Act of 2004, offset in part by state taxes and certain nondeductible items.

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

Contractual obligations as of December 31, 2006 were as follows:

	Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2007	2008-2009	2010-2011	Thereafter

Long-term notes, exclusive of interest(1)	$3,191	$329	$199	$299	$2,364
RAI Credit Facilities(1)	1,542	15	31	31	1,465
Interest payments related to long-term notes and RAI Credit Facilities(1)	2,125	331	618	580	596
Operating leases(2)	79	21	29	16	13
Non-qualified pension obligations(3)	66	6	13	13	34
Postretirement benefit obligations(3)	741	75	149	150	367
Qualified pension funding(3)	294	294	—	—	—
Purchase obligations(4)	1,897	379	505	336	677
Other noncurrent liabilities(5)	109	N/A	67	5	37
MSA and other state settlement obligations(6)	14,040	2,600	5,660	5,780	—
Federal tobacco buyout obligations(7)	2,125	265	535	555	770

Total cash obligations	$26,209	$4,315	$7,806	$7,765	$6,323

(1)	For more information about RAI’s long-term notes and credit facilities, see “ — Debt” below and notes 11 and 12 to consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See note 20 to consolidated financial statements for additional information.

(3)	For more information about RAI’s pension plans and postretirement benefits, see note 17 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on Pension Benefit Guaranty Corporation requirements, Pension Protection Act and tax deductibility and is not reasonably estimable beyond one year.

(4)	Purchase obligations include commitments to acquire tobacco leaf, leaf processing, media services, capital expenditures and software maintenance. The major component of the purchase obligations, although not believed to be incremental to previously anticipated leaf purchase needs, is the estimated value of the commitment to purchase leaf as a part of the settlement agreement reached in the DeLoach antitrust case. See note 14 to consolidated financial statements for additional information on the DeLoach case.

(5)	Other noncurrent liabilities include primarily restructuring and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, including RJR’s liabilities recorded in 1999 related to certain indemnification claims, for which timing of payments are not estimable. For more information about RJR’s indemnification obligations, see note 14 to consolidated financial statements.

(6)	MSA and other state settlement obligation amounts in the aggregate beyond five years are not meaningful as these are obligations into perpetuity. For more information about the MSA and other state settlement, see note 14 to consolidated financial statements.

(7)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and note 14 to consolidated financial statements.

Commitments as of December 31, 2006 were as follows:

	Commitment Expiration Period
		Less than
	Total	1 Year	1-3 Years

Standby letters of credit backed by revolving credit facility	$25	$24	$1

Total commitments	$25	$24	$1

Cash Flows

2006 Compared with 2005

Net cash flows from operating activities were $1.5 billion in 2006, compared with $1.3 billion in 2005. This increase is primarily due to an increase in net income of $98 million, excluding non-cash charges and the receipt of an IRS tax refund in 2006, partially offset by higher pension funding and higher income taxes paid in 2006. Net cash flows for 2006 were also favorably impacted by the $178 million classification of certain book overdrafts as accounts payable compared with the 2005 classification in cash and cash equivalents, resulting from changes in certain banking relationships.

Net cash flows used in investing activities were $3.5 billion in 2006, compared with $989 million in 2005. This change is primarily due to the acquisition of Conwood for $3.5 billion, offset in part by lower net purchases of short-term investments of $981 million.

Net cash flows from financing activities were $2.2 billion in 2006, compared with net cash flows used in financing activities of $450 million in 2005. This change is primarily due to $3.2 billion in proceeds from RAI’s debt issuances to fund the Conwood acquisition and lower debt repayment, offset in part by higher dividends paid per share of common stock.

2005 Compared with 2004

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

Net cash flows used in investing activities were $989 million in 2005 compared with net cash flows from investing activities of $260 million in 2004. This change is primarily due to the 2005 net purchases of short-term investments of $898 million compared with the 2004 net proceeds from the sales of short-term investments of $188 million. Also, the 2005 net cash flows used in investing activities include $45 million related to the purchase of the U.S. duty-free and U.S. military overseas businesses relating to certain brands from JTI compared with

$204 million in net cash proceeds acquired in the B&W business combination. For 2005, cash flows from investing activities also includes $48 million related to the sale of RJR Tobacco’s packaging operations.

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

Stock Repurchases

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan. Accordingly, during 2006, RAI repurchased and cancelled 207 shares of its common stock. On February 6, 2007, the board of directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants under employee incentive programs and the exercise of previously granted options.

Dividends

On February 6, 2007, RAI’s board of directors declared a quarterly cash dividend of $0.75 per common share. The dividend will be paid on April 2, 2007 to shareholders of record as of March 15, 2007. On an annualized basis, the dividend rate is $3.00 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Capital Expenditures

RAI’s operating subsidiaries’ recorded capital expenditures of $133 million, $110 million and $92 million in 2006, 2005 and 2004, respectively. Of the 2006 amount, $116 million related to RJR Tobacco and $4 million related to Conwood. RJR Tobacco plans to spend $140 million to $150 million for capital expenditures during 2007, and Conwood plans to spend $40 million to $50 million. Conwood’s increase in capital expenditures in 2007 is primarily related to the expansion of manufacturing facilities. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2006.

Debt

Credit Facilities

On May 31, 2006, RAI entered into new $2.1 billion senior, secured credit facilities, consisting of a six-year $1.55 billion secured term loan and a five-year, $550 million secured revolving credit facility, together referred to as RAI Credit Facilities. The credit agreement related to the RAI Credit Facilities is an amendment and restatement of the agreement related to RJR’s prior revolving credit facility, which the RAI revolving credit facility replaced. RAI’s proceeds from the term loan were used, together with the net proceeds of a private debt offering and available cash, to finance the Conwood acquisition.

RAI’s term loan requires quarterly, mandatory repayments of approximately $4 million, which began on September 30, 2006. An additional mandatory repayment is due 110 days after the last day of each year, commencing December 31, 2007, equal to excess cash flow as defined in the credit agreement, including reductions for, among other things, capital expenditures, cash dividends, debt principal payments and pension funding.

RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At December 31, 2006, RAI had $25 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $525 million of the revolving credit facility was available for borrowing.

Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio. At December 31, 2006, RAI had the following term loan amounts outstanding: $850 million bearing interest at the November 30, 2006, six-month LIBOR rate plus 1.750%; $650 million bearing interest at the September 5, 2006, six-month LIBOR rate plus 1.750%; and $42 million at the December 29, 2006, three-month LIBOR rate plus 1.750%.

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

RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and Conwood, guarantee RAI’s obligations under the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries to secure such obligations. RJR has pledged its interest in RJR Tobacco common stock as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P.

Long-term Debt

On May 19, 2006, RAI commenced, in a private offering, an offer to exchange up to $1.45 billion of RJR’s outstanding guaranteed, secured notes for like principal amounts of new RAI guaranteed, secured notes. The offer was made to certain institutional holders of the RJR notes. Each new series of RAI notes has identical terms as the corresponding series of RJR notes with respect to interest rates, redemption terms and interest payment and maturity dates. In conjunction with the exchange offer, consents were solicited from the RJR noteholders to eliminate substantially all of the restrictive covenants and to eliminate an event of default from the RJR indentures governing the series of RJR notes subject to the exchange offer. The requisite number of consents were received, and, as a result, the remaining RJR notes are now unsecured.

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

On October 25, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange the $161 million of remaining RJR unsecured notes for RAI registered secured notes. At the expiration of the exchange offer on February 15, 2007, 29% of the RJR notes had been validly tendered for exchange and were accepted by RAI.

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

On October 3, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange $2.939 billion of RAI privately placed secured notes for RAI registered secured notes. The notes subject to such exchange offer represented the notes that had been issued in the May 19 and May 31, 2006, private offerings of RAI. This exchange offer was made in satisfaction of RAI’s obligations under registration rights agreements that had been entered into in connection with RAI’s prior private offerings. At the expiration of the exchange offer on December 8, 2006, 99% of the privately placed secured notes had been validly tendered for exchange and were accepted by RAI.

In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and Conwood, guarantee RAI’s long-term secured notes. RJR has pledged its interest in RJR Tobacco common stock as collateral for RAI’s long-term secured notes. Also, RJR Tobacco’s and Conwood’s material subsidiaries have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term senior secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.

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

As of December 31, 2006, Moody’s corporate credit rating of RAI was Ba2, positive outlook, and S&P’s rating was BB+, stable outlook. On February 12, 2007, Moody’s corporate credit rating of RAI was changed to Ba1, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

As of December 31, 2006, long-term debt consisted of the following:

December 31,
2006

RJR 8.5% — 9.25% unsecured notes, due 2007 to 2013	$89
RJR 6.5% — 7.875% guaranteed, unsecured notes, due 2007 to 2015	163

Total RJR debt	252
RAI 6.5% — 7.875% guaranteed, secured notes, due 2007 to 2015(1)	1,298
RAI 7.25% — 7.75% guaranteed, secured notes, due 2013 to 2018(2)	1,641
RAI floating rate, guaranteed, secured, term loan, due 2012	1,542

Total RAI debt	4,481

Total debt	4,733
Current maturities of long-term debt	(344)

$4,389

(1)	RAI debt arising from the RJR exchanged notes; see above for additional information.

(2)	RAI newly issued long-term debt; see above for additional information.

At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2006.

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

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 14 to consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 14 to consolidated financial statements. The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment, which relates to a specified market year, is available. In April 2006, RJR Tobacco placed $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by an independent auditor designated under the MSA.

During 2006, proceedings were initiated and prosecuted with respect to an NPM Adjustment for 2004. The independent auditor determined that the participating manufacturers again suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. On February 12, 2007, the independent economic consulting firm retained by the settling states and the cigarette manufacturers issued a final, non-

appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. RJR Tobacco is evaluating what action to take in light of this determination.

The settling states contend that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. As of February 2, 2007, of the settling states, 37 had filed legal proceedings seeking orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA. As of February 2, 2007, 35 courts had addressed whether disputes concerning the 2003 NPM Adjustment are arbitrable, and 34 had ruled that arbitration is required under the MSA. See note 14 to consolidated financial statements for additional information regarding these proceedings.

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings in tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes based on a machine test method different from that required by the U.S. Federal Trade Commission;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

In addition, during 2007, the U.S. Congress will consider regulation of the manufacture and sale of tobacco products by the FDA, and also may consider legislation regarding:

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

In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The proposals would grant the FDA authority to impose product standards (including standards relating to, among other things, nicotine yields and smoke constituents) and would reinstate the FDA’s 1996 proposed legislation that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.

Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. On December 31, 2006, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.799. Four states passed excise tax per pack increases in 2006: Texas ($0.41 to $1.41, effective January 1, 2007); New Jersey ($2.40 to $2.575, effective July 15, 2006); Vermont ($1.19 to $1.79 on July 1, 2006, and $1.79 to $1.99 on July 1, 2008); and Hawaii ($1.40 to $2.60 over six years, in six annual increments of $0.20, commencing October 1, 2006). Additionally, 2006 ballot initiatives to increase the cigarette excise tax in Arizona by $0.82 per pack and in South Dakota by $1.00 per pack were approved. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

A federal excise tax was first imposed on smokeless tobacco products in 1986 and currently is $0.195 per pound for chewing tobacco, and $0.585 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, is $1.828 per thousand. Large cigars are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand.

Forty-nine states also subject smokeless tobacco to excise taxes. As of December 31, 2006, 40 states taxed smokeless tobacco on an ad valorem basis at rates that range from 3% in North Carolina to 90% in Massachusetts. California, which adjusts its rate annually in an effort to equalize smokeless tobacco and cigarette taxes, currently imposes a rate of 46.76%. In 2006, Texas passed legislation that raises its ad valorem excise tax rate to 40% effective January 1, 2007. Alabama, Arizona, Connecticut, Montana and North Dakota tax moist snuff (and in Alabama, Arizona and North Dakota chewing tobacco as well) on the bases of weight at rates ranging from $0.01 for snuff units weighing less than 5/8 of an ounce in Alabama to $0.85 per ounce of snuff in Montana, and $0.015 per ounce for chewing tobacco in Alabama to $0.16 per ounce in North Dakota. Kentucky has a unit tax of $0.095 per unit on moist snuff. Three states changed the method of taxing moist snuff from an ad valorem basis to a weight-based tax during 2006: Vermont ($1.49 per ounce), Rhode Island ($1.00 per ounce) and New Jersey ($0.75 per ounce). Cigars are generally taxed on an ad valorem basis, ranging from 3% in North Carolina to 75% in Alaska and Washington. Alabama, Arizona, Oklahoma and Texas have unit-based tax schemes for cigars, while California, Connecticut, Florida, Iowa, Tennessee and Vermont tax little cigars the same as cigarettes. The Commonwealth of Pennsylvania levies no tax on other tobacco products.

On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. The proposed regulatory changes address concerns regarding the adequacy of current regulatory standards for distinguishing between cigars and cigarettes, with particular reference to the distinction between little cigars and cigarettes. The distinction between cigars and cigarettes is important for federal tax purposes because the rate of tax varies from one product class to another. For example, the rate of tax on little cigars (weighing not more than three pounds per thousand) is $1.828 per thousand, compared to the rate of tax on cigarettes (weighing not more than three pounds per thousand) which is $19.50 per thousand.

It is estimated that at least three-fourths of all recognized and established little cigar brands in the United States would be re-classified as “cigarettes” under criteria established under the proposed regulations. Although the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane have been classified and sold as “little cigars” for more than 16 years and 35 years, respectively, both brands would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. The deadline for submitting written comments to TTB regarding the proposed regulations is March 26, 2007.

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

Since the initial report in 1964, the Secretary of Health, Education and Welfare (now the Secretary of Health and Human Services) and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act required states to adopt a minimum age of 18 for purchase of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation. And in June 2006, the Surgeon General released a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Among its conclusions, the report found the following: exposure of adults to secondhand smoke causes coronary heart disease and lung cancer, exposure of children to secondhand smoke results in an increased risk of sudden infant death syndrome, acute respiratory infections, ear problems and more severe asthma; and that there is no risk-free level of exposure to secondhand smoke.

In 1986, Congress enacted the Comprehensive Smokeless Tobacco Health Education Act of 1986, which, among other things, required health warning notices on smokeless tobacco packages and advertising and prohibited the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. The warnings currently required on smokeless tobacco packages and advertising, which appear on a rotating basis, are:

•	“WARNING: THIS PRODUCT MAY CAUSE MOUTH CANCER;”

•	“WARNING: THIS PRODUCT MAY CAUSE GUM DISEASE AND TOOTH LOSS;” and

•	“WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES.”

In June 2000, the seven largest U.S. cigar companies, including Lane, entered into agreements with the U.S. Federal Trade Commission to clearly and conspicuously display on virtually every cigar package and advertisement one of the following warnings, which appear on a rotating basis:

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

On December 31, 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. In 2005, California and Vermont, and in 2006, Illinois, Massachusetts and New Hampshire, each enacted fire-safe legislation of its own, adopting the same testing standard set forth in the OFPC regulations described above. This requirement took effect in Vermont on May 1, 2006, and will take effect in California on January 1, 2007, in New Hampshire on October 1, 2007, and in Illinois and Massachusetts on January 1, 2008. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

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

Tobacco Buyout Legislation

On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $280 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. See note 1 to consolidated financial statements for additional information related to federal tobacco buyout expenses.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing regulation and taxation of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the failure to realize the anticipated benefits arising from the Conwood acquisition;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	any adverse effects from the transition of the packaging operations formerly conducted by RJR Packaging, LLC, a wholly owned subsidiary of RJR Tobacco, to the buyers of RJR Packaging, LLC’s businesses; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in Euros, British Pounds and Swiss Francs. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major creditworthy institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.

The table below provides information about RAI’s financial instruments, as of December 31, 2006, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value(1)

Investments:
Fixed Rate	$405	—	—	—	—	—	$405	$405
Average Interest Rate	5.5%	—	—	—	—	—	5.5%	—
Variable Rate	$2,321	—	—	—	—	—	$2,321	$2,321
Average Interest Rate	5.3%	—	—	—	—	—	5.3%
Debt:
Fixed Rate	$329	—	$200	$300	—	$2,360	$3,189	$3,319
Average Interest Rate(2)	6.7%	—	7.9%	6.5%	—	7.5%	7.3%	—
Variable Rate	$15	$15	$15	$15	$15	$1,467	$1,542	$1,554
Average Interest Rate(2)	6.9%	6.8%	6.8%	6.9%	6.9%	7.0%	7.0%	—
Swaps:
Notional Amount(3)	$300	—	—	—	—	$450	$750	$15
Average Variable Interest Pay Rate(2)	6.5%	—	—	—	—	6.6%	6.6%	—
Average Fixed Interest Receive Rate(2)	6.5%	—	—	—	—	7.3%	7.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

(3)	RAI has swapped $750 million of fixed rate debt to variable rate debt.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2006, but may be in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “— Liquidity and Financial Condition” in Item 7 for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Reynolds American Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and effective December 31, 2006, Reynolds American Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reynolds American Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
February 27, 2007

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2006. Internal control over financial reporting related to the net assets and operations of the Conwood companies acquired by RAI on May 31, 2006, were excluded from the assessment of the effectiveness of RAI’s internal control over financial reporting as of December 31, 2006. These operations reported $4.3 billion of total assets and $291 million in net sales as of and for the seven months ended December 31, 2006, which are included in RAI’s consolidated financial statements.

KPMG LLP, RAI’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of RAI’s internal control over financial reporting. Such report is included in Item 8 — Financial Statements and Supplementary Data.

Dated: February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Reynolds American Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Reynolds American Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal control over financial reporting related to the net assets and operations of the Conwood companies acquired by Reynolds American Inc. on May 31, 2006, were excluded from the assessment of the effectiveness of Reynolds American Inc.’s internal control over financial reporting as of December 31, 2006. These operations reported $4.3 billion of total assets and $291 million in net sales as of and for the seven months ended December 31, 2006, which are included in Reynolds American Inc.’s consolidated financial statements. Our audit of internal control over financial reporting of Reynolds American Inc. also excluded an evaluation of the internal control over financial reporting of the Conwood companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
February 27, 2007

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2006	2005	2004

Net sales(1)	$8,010	$7,779	$6,196
Net sales, related party	500	477	241

	8,510	8,256	6,437
Costs and expenses:
Cost of products sold(1),(2)	4,803	4,919	3,872
Selling, general and administrative expenses	1,658	1,611	1,455
Loss on sale of assets	—	24	—
Amortization expense	28	41	24
Restructuring and asset impairment charges	1	2	5
Goodwill and trademark impairment charges	90	200	199

Operating income	1,930	1,459	882
Interest and debt expense	270	113	85
Interest income	(136)	(85)	(30)
Other (income) expense, net	(13)	15	(2)

Income from continuing operations before income taxes	1,809	1,416	829
Provision for income taxes	673	431	202

Income from continuing operations	1,136	985	627
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes (2005 — $1; 2004 — $6)	—	2	12

Income before extraordinary item	1,136	987	639
Extraordinary item — gain on acquisition	74	55	49

Net income	$1,210	$1,042	$688

Basic income per share(3):
Income from continuing operations	$3.85	$3.34	$2.83
Gain on sale of discontinued businesses	—	0.01	0.06
Extraordinary item	0.25	0.18	0.22

Net income	$4.10	$3.53	$3.11

Diluted income per share:
Income from continuing operations	$3.85	$3.34	$2.81
Gain on sale of discontinued businesses	—	0.01	0.06
Extraordinary item	0.25	0.18	0.22

Net income	$4.10	$3.53	$3.09

Dividends declared per share	$2.75	$2.10	$1.90

(1)	Excludes excise taxes of $2,124 million, $2,175 million and $1,850 million during 2006, 2005 and 2004, respectively.

(2)	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.

(3)	All per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split. See note 1 for additional information.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended December 31,
	2006	2005	2004

Cash flows from (used in) operating activities:
Net income	$1,210	$1,042	$688
Less income from discontinued operations	—	(2)	(12)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	162	195	153
Restructuring and asset impairment charges, net of cash payments	(14)	(62)	(151)
Acquisition restructuring charges, net of cash payments	(81)	(59)	(86)
Goodwill and trademark impairment charges	90	200	199
Deferred income tax expense (benefit)	105	32	(142)
Extraordinary item	(74)	(55)	(49)
Other changes, net of acquisition effects, that provided (used) cash:
Accounts receivable	151	(101)	2
Inventories	58	200	(61)
Related party, net	(24)	113	(74)
Accounts payable	226	(25)	(4)
Accrued liabilities including income taxes and other working capital	(124)	59	86
Litigation bonds	24	16	10
Tobacco settlement and related expenses	(20)	(131)	137
Pension and postretirement	(265)	(211)	(56)
Other, net	33	62	96

Net cash flows from operating activities	1,457	1,273	736

Cash flows from (used in) investing activities:
Purchases of short-term investments	(7,677)	(10,883)	(4,569)
Proceeds from sale of short-term investments	7,760	9,985	4,757
Purchases of long-term investments	—	(5)	(10)
Proceeds from sale of long-term investments	—	—	1
Capital expenditures	(136)	(105)	(92)
Distributions from equity investees	18	12	5
Acquisitions, net of cash acquired	(3,519)	(45)	165
Net proceeds from the sale of businesses	3	48	—
Net proceeds from the sale of fixed assets	24	4	3
Other	(4)	—	—

Net cash flows (used in) from investing activities	(3,531)	(989)	260

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(575)	(383)
Proceeds from exercise of stock options	4	3	43
Excess tax benefit from stock-based compensation	4	—	—
Repurchase of common stock	—	(3)	(71)
Repayments of long-term debt	(190)	(360)	(56)
Repayments of term loan credit facility	(8)	—	—
Proceeds from issuance of long-term debt	1,641	499	—
Principal borrowings under term loan credit facility	1,550	—	—
Deferred debt issuance costs	(52)	(7)	—
Debt retirement costs	—	(7)	—

Net cash flows from (used in) financing activities	2,174	(450)	(467)

Net change in cash and cash equivalents	100	(166)	529
Cash and cash equivalents at beginning of year	1,333	1,499	970

Cash and cash equivalents at end of year	$1,433	$1,333	$1,499

Income taxes paid, net of refunds	$573	$306	$360
Interest paid	$238	$92	$74

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$1,433	$1,333
Short-term investments	1,293	1,373
Accounts receivable, net of allowance (2006 — $4; 2005 — $7)	100	99
Accounts receivable, related party	62	67
Income tax receivable	7	159
Inventories	1,155	1,066
Deferred income taxes, net	793	865
Prepaid expenses	92	98
Assets held for sale	—	5

Total current assets	4,935	5,065
Property, plant and equipment, at cost:
Land and land improvements	97	100
Buildings and leasehold improvements	675	677
Machinery and equipment	1,689	1,649
Construction-in-process	50	53

Total property, plant and equipment	2,511	2,479
Less accumulated depreciation	1,449	1,426

Property, plant and equipment, net	1,062	1,053
Trademarks, net of accumulated amortization (2006 — $517; 2005 — $504)	3,479	2,188
Goodwill	8,175	5,672
Other intangibles, net of accumulated amortization (2006 — $57; 2005 — $42)	215	226
Other assets and deferred charges	312	315

	$18,178	$14,519

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$275	$45
Tobacco settlement and related accruals	2,237	2,254
Due to related party	9	31
Deferred revenue, related party	62	69
Current maturities of long-term debt	344	190
Other current liabilities	1,165	1,560

Total current liabilities	4,092	4,149
Long-term debt (less current maturities)	4,389	1,558
Deferred income taxes, net	1,167	639
Long-term retirement benefits (less current portion)	1,227	1,374
Other noncurrent liabilities	260	246
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2006 — 295,624,741; 2005 — 294,865,890)	—	—
Paid-in capital	8,702	8,694
Accumulated deficit	(1,241)	(1,638)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2006 — $418, net of tax. Cumulative minimum pension liability: 2005 — $502, net of tax)	(418)	(503)

Total shareholders’ equity	7,043	6,553

	$18,178	$14,519

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Dollars in Millions)

			Retained	Accumulated
			Earnings	Other			Total
	Common	Paid-In	(Accumulated	Comprehensive	Unamortized	Treasury	Shareholders’	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Restricted Stock	Stock	Equity	Income

Balance at December 31, 2003	$1	$7,377	$(2,469)	$(462)	$(23)	$(1,367)	$3,057
Net income	—	—	688	—	—	—	688	$688
Minimum pension liability, net of $10 million tax expense	—	—	—	17	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	$705

Dividends- $1.90 per share	—	(162)	(280)	—	—	—	(442)
Stock options exercised	—	43	—	—	—	—	43
Tax benefit on equity awards	—	13	—	—	—	—	13
Restricted stock awarded	—	8	—	—	(8)	—	—
Restricted stock amortization	—	—	—	—	28	—	28
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	(43)	—	—	—	(28)	(71)
B&W business combination	(1)	1,443	—	—	—	1,401	2,843

Balance at December 31, 2004	—	8,682	(2,061)	(445)	—	—	6,176
Net income	—	—	1,042	—	—	—	1,042	$1,042
Minimum pension liability, net of $87 million tax benefit	—	—	—	(56)	—	—	(56)	(56)
Cumulative translation adjustment and other, net of tax	—	—	—	(2)	—	—	(2)	(2)

Total comprehensive income	—	—	—	—	—	—	—	$984

Dividends — $2.10 per share	—	—	(619)	—	—	—	(619)
Stock options exercised	—	3	—	—	—	—	3
Tax benefit on equity awards	—	12	—	—	—	—	12
Common stock repurchased	—	(3)	—	—	—	—	(3)

Balance at December 31, 2005	—	8,694	(1,638)	(503)	—	—	6,553
Net income	—	—	1,210	—	—	—	1,210	$1,210
Minimum pension liability, net of $317 million tax expense	—	—	—	491	—	—	491	491
Cumulative translation adjustment and other, net of tax	—	—	—	1	—	—	1	1

Total comprehensive income								$1,702

Implementation of SFAS 158, net of $257 million tax	—	—	—	(407)	—	—	(407)
Dividends — $2.75 per share	—	—	(813)	—	—	—	(813)
Stock options exercised	—	4	—	—	—	—	4
Tax benefit on equity awards	—	4	—	—	—	—	4

Balance at December 31, 2006	$—	$8,702	$(1,241)	$(418)	$—	$—	$7,043

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, Lane, Limited, referred to as Lane, and R. J. Reynolds Global Products, Inc., referred to as GPI. In addition, RAI’s operating subsidiaries include the companies acquired on May 31, 2006, by RAI’s newly formed subsidiary, Conwood Holdings, Inc., described in note 2. The acquired companies are collectively referred to as Conwood.

RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol RAI. RAI was created to facilitate the transactions on July 30, 2004, to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Company and referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination.

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation and an indirect, wholly owned operating subsidiary of RAI. The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI and the acquired operations of B&W and Lane subsequent to July 30, 2004, and Conwood subsequent to May 31, 2006.

Basis of Presentation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Settlement Agreement and Federal Tobacco Buyout Expenses

Cost of products sold includes the following components for the Master Settlement Agreement and other state settlement agreements, referred to as the MSA, and federal tobacco buyout expenses for the years ended December 31:

	2006	2005	2004

Settlement	$2,611	$2,641	$2,252
Phase II growers’ liability offset	—	(79)	(69)
Phase II growers’ expense	—	38	—

Total settlement expense	$2,611	$2,600	$2,183

Federal tobacco quota buyout	$265	$264	$70
Federal quota tobacco stock liquidation assessment	(9)	81	—

Total quota buyout expense	$256	$345	$70

For additional information, see “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” and “— Tobacco Buyout Legislation” in note 14.

Cash, Cash Equivalents and Short-Term Investments

Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable. Cash equivalents include money market funds, commercial paper and time deposits in major institutions with high credit ratings to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity. The appropriate classification of cash equivalents and short-term investments is determined at the time of purchase and the classification is reassessed at each reporting date. Short-term investments include investment pools and auction rate notes that are classified and accounted for as available-for-sale securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is as follows:

Balance at December 31, 2003	$3
Bad debt expense	1
Allowance for doubtful accounts acquired	4
Write-off of bad debt	(1)

Balance at December 31, 2004	7
Bad debt expense	1
Write-off of bad debt	(1)

Balance at December 31, 2005	7
Bad debt expense	1
Bad debt recoveries	(2)
Write-off of bad debt	(2)

Balance at December 31, 2006	$4

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

Intangible Assets

Intangibles include goodwill, trademarks and other intangibles. Trademarks and other intangibles are capitalized when acquired. See note 2 for additional information related to the intangible assets acquired as part of the Conwood acquisition in 2006.

Trademarks and other intangible assets with indefinite lives and goodwill are not amortized, but are tested annually, during the fourth quarter, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2006, were as follows:

	RJR
	Tobacco	Santa Fe	Lane	Conwood	Consolidated

Balance as of January 1, 2005	$5,321	$224	$140	$—	$5,685
Adjustment to 2004 acquisition restructuring reserve, net of tax	(9)	—	—	—	(9)
Impairment included in operating income	—	—	(2)	—	(2)
Adjustment to deferred tax	(3)	—	1	—	(2)

Balance as of December 31, 2005	5,309	224	139	—	5,672
Adjustment to 2004 acquisition restructuring reserve, net of tax	(6)	—	—	—	(6)
Goodwill acquired	—	—	—	2,509	2,509

Balance as of December 31, 2006	$5,303	$224	$139	$2,509	$8,175

The changes in the carrying amount of trademarks during the years ended December 31, 2005 and 2006, were as follows:

	RJR Tobacco		Santa Fe	Lane	Conwood
	Indefinite	Finite	Indefinite	Indefinite	Indefinite	Finite
	Life	Life	Life	Life	Life	Life	Consolidated

Balance as of January 1, 2005	$2,144	$79	$155	$25	$—	$—	$2,403
Impairment included in operating income	(197)	(1)	—	—	—	—	(198)
Amortization expense	—	(17)	—	—	—	—	(17)

Balance as of December 31, 2005	1,947	61	155	25	—	—	2,188
Trademarks acquired	—	—	—	—	1,390	4	1,394
Impairment included in operating income	(88)	(2)	—	—	—	—	(90)
Amortization expense	—	(12)	—	—	—	(1)	(13)

Balance as of December 31, 2006	$1,859	$47	$155	$25	$1,390	$3	$3,479

The changes in the carrying amount of other intangibles during the years ended December 31, 2005 and 2006, were as follows:

	RJR Tobacco		Lane	GPI
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated

Balance as of January 1, 2005	$16	$155	$35	$—	$206
Intangibles acquired	—	—	—	44	44
Amortization expense	—	(24)	—	—	(24)

Balance as of December 31, 2005	16	131	35	44	226
Intangibles acquired	4	—	—	—	4
Amortization expense	—	(15)	—	—	(15)

Balance as of December 31, 2006	$20	$116	$35	$44	$215

In December 2005, GPI acquired from Japan Tobacco Inc., referred to as JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands for $45 million. The acquisition was accounted for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a purchase, and the purchase price was allocated on the basis of the estimated fair market value of the inventory and intangible assets acquired, determined with the assistance of an independent appraisal firm. The related rights were previously sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business.

Details of finite-lived intangible assets as of December 31, 2006, were as follows:

		Accumulated
	Gross	Amortization	Net

Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	37	114
Technology-based	3	1	2

Total other intangibles	173	57	116
Trademarks	86	36	50

	$259	$93	$166

As of December 31, 2006, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years and thereafter was as follows:

Year	Amount

2007	$23
2008	21
2009	20
2010	19
2011	19
Thereafter	64

$166

In connection with the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of 2004, impairment occurred on certain of RJR Tobacco’s non-growth brands, primarily WINSTON, SALEM and DORAL. The impairment primarily reflected RJR Tobacco’s decision in the fourth quarter of 2004 to implement brand strategies resulting from the B&W business combination, and to limit investment in these brands in an effort to optimize profitability. The annual impairment testing of goodwill and certain intangible assets in the fourth quarters of 2005 and 2006, included modification to the previously anticipated level of support among certain brands, and an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan.

As a result of impairment testing, RJR Tobacco recorded impairment charges of $90 million, $198 million and $199 million, during 2006, 2005 and 2004, respectively. These charges are based on the excess of certain brands’ carrying values over their fair values, determined with the assistance of an independent appraisal firm, using the present value of estimated future cash flows assuming a discount rate of 10.75% in 2006 and 11.0% in each of 2005 and 2004. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2006 and 2005, as goodwill and trademark impairment charges in the consolidated income statements for the years ended December 31, 2006, 2005 and 2004 and had no impact on cash flows. In addition, during the 2004 annual valuation, the extent of the sales decline projected for certain brands that would no longer receive marketing support indicated that a definite life was probable. As a result, these brands are being amortized over their remaining lives, which range from 5 to 15 years, consistent with the pattern of economic benefits estimated to be received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, during the fourth quarter of 2005, Lane’s goodwill was impaired $2 million relating to the excess of book value over fair value of assets reclassified to held-for-sale concerning its pipe manufacturing business.

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

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than three years are capitalized. These costs are amortized over five years or less. During 2006 and 2005, costs of $41 million and $22 million, respectively, were capitalized or included in construction in process. At December 31, 2006, and December 31, 2005, the unamortized balance was $67 million and $47 million, respectively. Related amortization expense was $21 million, $20 million and $32 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization on a portion of acquired software assets as a part of the B&W business combination was accelerated in 2004 as its useful life was limited due to the business integration.

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

Advertising and Research and Development

Advertising costs, which are expensed as incurred, were $93 million, $96 million and $143 million in the years ended December 31, 2006, 2005 and 2004, respectively. Research and development costs, which are expensed as incurred, were $58 million, $53 million and $48 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes for RAI and its subsidiaries are calculated on a separate return basis.

Stock-Based Compensation

In the first quarter of 2006, RAI adopted SFAS No. 123(R), “Share-Based Payment,” issued by the Financial Accounting Standards Board, referred to as FASB, in December 2004. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board, referred to as APB, No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. See note 16 for additional disclosures related to stock-based compensation as required by SFAS No. 123(R).

All of RJR’s compensation costs related to employee stock awards that were granted prior to January 1, 2003, were recognized using the intrinsic value-based method under the provisions of APB Opinion No. 25. Compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, are recognized under the fair value method of SFAS No. 123. All compensation costs related to employee stock plans for all grant dates are disclosed under the provisions of SFAS No. 123, as amended. Compensation costs on grants that vest pro rata are recognized over the life of each award in the series as if it had its own separate vesting period. All intrinsic value-based employee stock awards vested concurrent with the completion of the B&W business combination on July 30, 2004. Therefore, there is no pro forma stock-based employee compensation disclosure for 2006 or 2005.

The following table illustrates the effect on net income and income per share as if RAI had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31:

2004

Net income, as reported	$688
Add: Stock-based employee compensation expense included in reported net income, net of tax	22
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	20

Pro forma net income	$690

Income per share:
Basic — as reported	$3.11
Basic — pro forma	3.12
Diluted — as reported	3.09
Diluted — pro forma	3.10

Pension and Postretirement

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan by plan basis, and recognition of changes in the funded status in the year in which the changes occur. These changes are reported in other comprehensive loss, as a separate component of shareholders’ equity as of December 31, 2006. See note 17 for additional information relating to the adoption of SFAS No. 158.

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was included in pension expense, and as described in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions” was included in the postretirement benefit cost. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. For further information and detailed disclosure in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” see note 17.

Tobacco-Related Litigation Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” RAI and its operating subsidiaries will record any loss related to tobacco litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range would be recorded. RAI discloses information concerning tobacco-related litigation for which an unfavorable outcome is more than remote. RAI and its operating subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. See note 14 for additional information on tobacco-related litigation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for RAI as of January 1, 2008. RAI has not yet determined the impact of the adoption of SFAS No. 157 on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN No. 48. FIN No. 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. FIN No. 48 is effective for RAI as of January 1, 2007. Based on preliminary analysis, RAI does not expect the implementation of FIN 48, during the first quarter of 2007, to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 is effective for RAI as of January 1, 2008. RAI has not yet determined the impact of the adoption of SFAS No. 159 on its financial position, results of operations or cash flows.

Note 2 — Conwood Acquisition

On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed a $3.5 billion acquisition of 100% of the capital stock of a newly formed holding company owning Conwood Company, L.P., Conwood Sales Co., L.P., Rosswil LLC, Scott Tobacco LLC, Conwood LLC, Conwood-1 LLC and Conwood-2 LLC. Conwood LLC, Conwood-1 LLC and Conwood-2 LLC were merged into Conwood Holdings, Inc. in the third quarter of 2006. Also in the third quarter of 2006, Conwood Company, L.P. and Conwood Sales Co., L.P. were converted into limited liability companies and renamed Conwood Company, LLC and Conwood Sales Co., LLC, respectively. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. Other facilities are located in Winston-Salem, North Carolina; Bowling Green, Kentucky; Sanford, North Carolina; Springfield, Tennessee; and Clarksville, Tennessee. The Conwood acquisition was funded by RAI borrowings, new RAI debt securities and available cash and was treated as a purchase of the Conwood net assets by RAI for financial accounting purposes. See notes 11 and 12 for additional information relating to borrowing arrangements and long-term debt. RAI believes the Conwood acquisition will enhance shareholder value and will continue to be accretive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to operating earnings. The consolidated financial statements of RAI include the results of the Conwood operations subsequent to May 31, 2006.

The following unaudited pro forma results of operations of RAI for the years ended 2006 and 2005, assume that the Conwood acquisition occurred at the beginning of each year presented. The pro forma amounts include certain adjustments, including interest expense and taxes. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	2006	2005

Net sales	$8,707	$8,696
Net income before extraordinary item	1,140	978
Net income	1,214	1,033
Earnings per share:
Basic:
Net income before extraordinary item	$3.86	$3.32
Net income	$4.11	$3.50
Diluted:
Net income before extraordinary item	$3.86	$3.31
Net income	$4.11	$3.50

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows:

Current assets	$148
Property, plant and equipment	48
Trademarks	1,394
Goodwill	2,509
Other assets	1

Total assets acquired	4,100
Current liabilities	30
Long-term retirement benefits	46
Deferred income taxes, net	503
Other noncurrent liabilities	2

Total liabilities assumed	581

Net assets acquired	$3,519

The goodwill resulting from the allocation of excess purchase price will be non-deductible for tax purposes, and was assigned to the acquired companies. Conwood’s trademark values include $1.39 billion of indefinite-lived trademarks and $4 million of finite-lived trademarks with a weighted-average amortization period of 8.5 years. For 2006, total amortization expense relating to the acquired intangibles was $1 million.

Note 3 — B&W Business Combination and Other Acquisitions

RAI facilitated the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of B&W with RJR Tobacco. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock, and previous RJR stockholders were issued shares of RAI common stock in exchange for their existing shares of RJR common stock, resulting in their ownership of approximately 58% of RAI’s common stock outstanding. Also, as part of the combination, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which then owned all of the capital stock of Lane, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RJR became a wholly owned subsidiary of RAI. In 2006, CMSI was merged with and into Lane, and Lane became a direct, wholly owned subsidiary of RAI.

In December 2005, GPI acquired from JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million allocated on the basis of the fair market value of the inventory and intangible assets acquired. The related rights were previously sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business.

Note 4 — Restructuring and Impairment Charges

2004 B&W Business Combination Restructuring Costs

The components of the B&W business combination restructuring costs accrued and utilized were as follows:

	Employee
	Severance
	and	Relocation/
	Benefits	Exit Costs	Total

Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance, December 31, 2005	72	40	112
Utilized in 2006	(69)	(12)	(81)
Adjustment to goodwill	(2)	(8)	(10)

Balance, December 31, 2006	$1	$20	$21

In connection with the allocation of the cost of the B&W business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance of approximately 2,450 former B&W employees in operations, sales and corporate functions, which was significantly completed by midyear 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that were to be exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.

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

During 2006, RJR Tobacco recorded an $8 million reduction to the reserve primarily due to lower-than-expected losses on home sales and a $2 million reduction to the reserve due to lower-than-expected costs for severance and related benefits.

As of December 31, 2006, $235 million of the accrued amount had been paid. In the consolidated balance sheet as of December 31, 2006, $9 million is included in other current liabilities and $12 million is included in other noncurrent liabilities.

As part of the integration of operations acquired through the B&W business combination, RJR Tobacco transitioned production from the former B&W manufacturing facility in Macon, Georgia to RJR Tobacco’s Winston-Salem, North Carolina facilities. The Macon facility had been placed in an active marketing program, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the third quarter of 2006, was put in a condition available for immediate sale. The associated assets were remeasured at the lower of their carrying value or fair value less cost to sell, and, as a result, an impairment of $8 million was recognized and included in selling, general and administrative expenses in the third quarter of 2006. The facility was sold in the fourth quarter of 2006 for $8 million.

2003 Restructuring and Asset Impairment Charges

The components of the 2003 restructuring and asset impairment charges, recorded and utilized were as follows:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(91)	—	(2)	(93)
Adjusted in 2004	(34)	—	—	(34)

Balance, December 31, 2004	75	—	—	75
Utilized in 2005	(58)	—	—	(58)

Balance, December 31, 2005	17	—	—	17
Incurred in 2006	1	—	—	1
Utilized in 2006	(14)	—	—	(14)

Balance, December 31, 2006	$4	$—	$—	$4

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

After the adjustments during 2004, the workforce reduction was approximately 22%, or approximately 1,680 full-time employees, in operations and corporate functions. The workforce reduction substantially was completed during the fourth quarter of 2004. The remaining accrual represents severance that substantially will be paid by December 31, 2007. In the fourth quarter of 2006, a $1 million restructuring charge was incurred for additional employee severance and benefits.

The cash portion of the restructuring and asset impairment charges to date is approximately $226 million, of which $172 million relates to employee severance costs and $54 million relates to exit costs. As of December 31, 2006, $222 million of this amount had been paid. Of the $115 million non-cash portion of the charges, $87 million related to benefit charges and $28 million related to asset impairments. In the consolidated balance sheet as of December 31, 2006, $3 million is included in other current liabilities and $1 million is included in other noncurrent liabilities. No significant additional charges are expected to be incurred in connection with the 2003 restructuring plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Restructuring and Asset Impairment Charges

The components of the 2002 restructuring and asset impairment charges, recorded and utilized were as follows:

			Contract
	Employee		Termination/
	Severance	Asset	Exit
	and Benefits	Impairment	Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Incurred in 2004	—	40	—	40
Utilized in 2004	(23)	(40)	—	(63)
Adjusted in 2004	(2)	—	—	(2)

Balance, December 31, 2004	4	—	2	6
Incurred in 2005	—	3	—	3
Utilized in 2005	(3)	(3)	—	(6)
Adjusted in 2005	—	—	(1)	(1)

Balance, December 31, 2005	1	—	1	2
Utilized in 2006	(1)	—	—	(1)

Balance, December 31, 2006	$—	$—	$1	$1

In 2002, RJR Tobacco recorded a pre-tax restructuring charge of $222 million, $135 million after tax, in response to changing competitive practices within the tobacco industry. The remaining $2 million was incurred by RJR.

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

RJR Tobacco agreed to provide severance and related benefits to employees who would not receive offers for ongoing employment from the consortium of buyers. Accordingly, the loss includes approximately $27 million for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance and related benefits to be paid by RJR Tobacco to approximately 170 employees. RJR Tobacco also agreed to provide a transition bonus to eligible employees who continue to work during the transition period, which is expected to be completed by mid-year 2007. With the termination of the packaging employees, RJR Tobacco incurred a net curtailment gain of $10 million, reflecting $3 million of pension expense and $13 million of postretirement income. Pursuant to various exclusive requirements-based supply contracts, with terms of seven to nine years, entered into between the buyers and RJR Tobacco, RJR Tobacco will continue to obtain its packaging materials from certain of the buyers. Also, as a result of certain transitional supply pricing, which is above current market prices, $14 million was accrued as part of the loss. Of the charges incurred during the second quarter of 2005 related to the sale of the packaging operations, $16 million of these accruals were included in other current liabilities in the consolidated balance sheet as of December 31, 2006.

The cash portion of the 2002 restructuring and asset impairment charges is expected to be $55 million and primarily relates to employee severance costs. As of December 31, 2006, $54 million of this amount had been paid. The $204 million non-cash portion included $44 million related to employee benefits, $158 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the consolidated balance sheet as of December 31, 2006, $1 million is included in other current liabilities.

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

Note 6 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2006	2005	2004

Income from continuing operations	$1,136	$985	$627
Income from discontinued operations	—	2	12
Extraordinary item — gain on acquisition	74	55	49

Net income	$1,210	$1,042	$688

Basic weighted average shares, in thousands(1)	295,033	294,790	221,556
Effect of dilutive potential shares:
Options	58	382	913
Restricted stock	293	—	404

Diluted weighted average shares, in thousands	295,384	295,172	222,873

(1)	Outstanding contingently issuable restricted stock of 0.5 million shares and 0.4 million shares were excluded from the basic share calculation for the years ended December 31, 2006, and 2004, respectively, as the related vesting provisions had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Short-Term Investments

Short-term investments classified as available-for-sale as of December 31 were as follows:

	2006	2005

Auction rate notes	$659	$1,083
Commercial paper and asset/mortgage-backed securities	116	54
Federal agency securities and treasury bills and notes	79	55
Fixed income funds	416	179
Other investments	23	2

Total short-term investments	$1,293	$1,373

The investments in auction rate notes are instruments with long-term contractual maturities, but are highly liquid, as they reprice at intervals ranging from 7 to 49 days, and therefore the fair values approximate carrying values. The individual securities are generally held 30 to 45 days depending upon cash needs for operations. The contractual maturities of securities, other than auction rate notes, averaged less than one year. Realized and unrealized gains and losses on available-for-sale securities for the years ended December 31, 2006 and 2005, were not significant, and accordingly, the amortized cost of these securities approximated fair value.

Note 8 — Inventories

The major components of inventories at December 31 were as follows:

	2006	2005

Leaf tobacco	$930	$853
Raw materials	44	32
Work in process	54	57
Finished products	164	156
Other	26	31

Total	1,218	1,129
Less LIFO allowance	63	63

	$1,155	$1,066

Inventories valued under the LIFO method were approximately $888 million and $947 million at December 31, 2006 and 2005, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2006 and 2005, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded $2 million and $7 million of expense from LIFO inventory liquidations during 2006 and 2005, respectively. There was no impact on net income from LIFO inventory liquidations during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2006	2005

Payroll and employee benefits	$189	$175
Pension and other post-retirement benefits	72	307
Marketing and advertising	263	232
Declared dividends	222	184
Accrued restructuring charges	13	100
Other	406	562

	$1,165	$1,560

Note 10 — Income Taxes

The components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended December 31,
	2006	2005	2004

Current:
Federal	$501	$328	$289
State and other	67	71	55

	568	399	344

Deferred:
Federal	50	6	(140)
State and other	55	26	(2)

	105	32	(142)

	$673	$431	$202

The current deferred income tax asset shown on the consolidated balance sheets at December 31 included the following:

	2006	2005

Deferred tax assets (liabilities):
LIFO inventories	$(227)	$(240)
Pension and other postretirement liabilities	72	115
Tobacco settlement related accruals	885	894
Other accrued liabilities	63	96

	$793	$865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included the following:

	2006	2005

Deferred tax assets:
Pension and other postretirement liabilities	$490	$545
Other non-current liabilities	56	88

	546	633

Deferred tax liabilities:
Property and equipment	(261)	(254)
Trademarks	(1,342)	(862)
Other	(110)	(156)

	(1,713)	(1,272)

	$(1,167)	$(639)

The total deferred tax assets were $1,566 million and $1,738 million as of December 31, 2006 and 2005, respectively. The total deferred tax liabilities were $1,940 million and $1,512 million as of December 31, 2006 and 2005, respectively.

There were total net deferred tax liabilities of $374 million as of December 31, 2006, and net deferred tax assets of $226 million as of December 31, 2005. No valuation allowance has been provided on the deferred tax assets as of December 31, 2006, or as of December 31, 2005, as RAI believes it is more likely than not that all of the deferred tax assets will be realized.

Pre-tax income for domestic and foreign operations consisted of the following:

	For the Years Ended December 31,
	2006	2005	2004

Domestic (includes U.S. exports)	$1,768	$1,373	$794
Foreign	41	43	35

	$1,809	$1,416	$829

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were as follows:

	For the Years Ended December 31,
	2006	2005	2004

Income taxes computed at statutory U.S. federal income tax rates	$633	$496	$290
State and local income taxes, net of federal tax benefits	58	59	33
Favorable resolution of tax matters	(17)	(78)	(126)
Other items, net	(1)	(46)	5

Provision for income taxes from continuing operations	$673	$431	$202

Effective tax rate	37.2%	30.4%	24.4%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, there was $52 million of accumulated and undistributed income of foreign subsidiaries. RAI plans to reinvest these earnings abroad indefinitely. Accordingly, no applicable deferred income taxes have been provided.

In 2006, 2005 and 2004, the resolution of prior years’ tax matters resulted in a reduction of income tax expense of $17 million, $78 million and $126 million, respectively. The 2006 adjustment finalizes the Internal Revenue Service’s audit of tax returns for the years 1986 through 2001. In 2005 and 2004, RAI recorded an adjustment to tax expense included in discontinued operations of $1 million and $6 million, respectively, related to the gain on the 1999 sale of RJR’s international tobacco business.

In 2006, 2005 and 2004, RAI recorded an adjustment of $74 million, $55 million and $49 million, respectively, to the gain related to the acquisition of RJR’s former parent, NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.

Note 11 — Borrowing Arrangements

On May 31, 2006, RAI entered into new $2.1 billion senior, secured credit facilities, consisting of a six-year $1.55 billion secured term loan and a five-year $550 million secured revolving credit facility, together referred to as the RAI Credit Facilities. The credit agreement related to the RAI Credit Facilities is an amendment and restatement of the agreement related to RJR’s prior revolving credit facility, which the RAI revolving credit facility replaced. RAI’s proceeds from the term loan were used, together with the net proceeds of a private debt offering and available cash, to finance the Conwood acquisition. See notes 2 and 12 for additional information relating to the Conwood acquisition and long-term debt security issuances, respectively.

RAI’s term loan requires quarterly, mandatory repayments of approximately $4 million, which began on September 30, 2006. An additional mandatory repayment is due 110 days after the last day of each year, commencing December 31, 2007, equal to excess cash flow as defined in the credit agreement, including reductions for, among other things, capital expenditures, cash dividends, debt principal payments and pension funding.

RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At December 31, 2006, RAI had $25 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $525 million of the revolving credit facility was available for borrowing.

Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio. At December 31, 2006, RAI had the following term loan amounts outstanding: $850 million bearing interest at the November 30, 2006, six-month LIBOR rate plus 1.750%; $650 million bearing interest at the September 5, 2006, six-month LIBOR rate plus 1.750%; and $42 million at the December 29, 2006, three-month LIBOR rate plus 1.750%.

The RAI Credit Facilities have restrictive covenants that limit RAI’s and its subsidiaries’ ability to pay dividends and repurchase stock, make investments, prepay certain indebtedness, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the revolving credit facility, RAI’s cumulative dividends generally may not exceed the sum of $625 million plus 75% of cumulative adjusted net income, as defined in the credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI, and Conwood, guarantee RAI’s obligations under the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure such obligations. RJR has pledged its interest in RJR Tobacco common stock as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P.

As of December 31, 2006, Moody’s corporate credit rating of RAI was Ba2, positive outlook, and S&P’s rating was BB+, stable outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

Note 12 — Long-Term Debt

Long-term debt as of December 31 consisted of the following:

	2006	2005

RJR 8.5% — 9.25% unsecured notes, due 2007 to 2013	$89	$89
RJR 6.5% — 7.875% guaranteed, unsecured notes, due 2007 to 2015	163	—
RJR 7.75% guaranteed, unsecured notes, due May 15, 2006	—	190
RJR 6.5% — 7.875% guaranteed, secured notes, due 2007 to 2015	—	1,469

Total RJR debt	252	1,748
RAI 6.5% — 7.875% guaranteed, secured notes, due 2007 to 2015(1)	1,298	—
RAI 7.25% — 7.75% guaranteed, secured notes, due 2013 to 2018(2)	1,641	—
RAI floating rate, guaranteed, secured term loan, due 2012	1,542	—

Total RAI debt	4,481	—
Total debt	4,733	1,748
Current maturities of long-term debt	(344)	(190)

	$4,389	$1,558

(1)	RAI debt arising from the RJR exchanged notes; see below for additional information.

(2)	RAI newly issued long-term debt; see below for additional information.

As of December 31, 2006, the maturities of RAI’s and RJR’s notes, net of discount and excluding fair value adjustments associated with interest rate swaps of $15 million, are as follows:

Year	RAI	RJR	Total

2007	$237	$92	$329
2009	185	14	199
2010	298	1	299
Thereafter	2,206	143	2,349

	$2,926	$250	$3,176

On May 19, 2006, RAI commenced, in a private offering, an offer to exchange up to $1.45 billion of RJR’s outstanding guaranteed, secured notes for like principal amounts of new RAI guaranteed, secured notes. The offer was made to certain institutional holders of the RJR notes. Each new series of RAI notes has identical terms as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding series of RJR notes with respect to interest rates, redemption terms and interest payment and maturity dates. In conjunction with the exchange offer, consents were solicited from the RJR noteholders to eliminate substantially all of the restrictive covenants and to eliminate an event of default from the RJR indentures governing the series of RJR notes subject to the exchange offer. The requisite number of consents were received, and, as a result, the remaining RJR notes are now unsecured.

At the closing of the exchange offer on June 20, 2006, approximately 89% of the RJR notes were validly tendered for exchange and were accepted by RAI. The tendered RJR notes were cancelled. The portion exchanged of each original RJR note was as follows:

		Exchanged	Remaining
		for RAI	RJR
		Guaranteed,	Guaranteed,
	Principal	Secured	Unsecured
	Amount	Notes	Notes

6.500% notes, due June 1, 2007	$300	$237	$63
7.875% notes, due May 15, 2009	200	186	14
6.500% notes, due July 15, 2010	300	299	1
7.250% notes, due June 1, 2012	450	368	82
7.300% notes, due July 15, 2015	200	199	1

	$1,450	$1,289	$161

The $161 million aggregate principal amount of RJR notes outstanding as of December 31, 2006, under the amended RJR indentures are now unsecured, but remain guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI. On October 25, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange $161 million of remaining RJR unsecured notes for RAI registered secured notes. For additional information on subsequent events relating to this exchange offer, see note 24. RJR also has $89 million of other non-bank debt that is neither secured nor guaranteed.

On May 31, 2006, RAI completed a private offering of $1.65 billion in aggregate principal amount of senior, secured notes, consisting of $625 million of 7.25% senior secured notes due June 1, 2013, $775 million of 7.625% senior secured notes due June 1, 2016, and $250 million of 7.75% senior secured notes due June 1, 2018. RAI’s net proceeds from the private offering, together with the proceeds from the term loan and available cash, were used to finance the Conwood acquisition. See notes 1 and 11 for additional information relating to the Conwood acquisition and the RAI Credit Facilities, respectively.

On October 3, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange $2.939 billion of RAI privately placed secured notes for RAI registered secured notes. The notes subject to such exchange offer represented the notes that had been issued in the May 19 and May 31, 2006, private offerings of RAI. This exchange offer was made in satisfaction of RAI’s obligations under registration rights agreements that had been entered into in connection with RAI’s prior private offerings. At the expiration of the exchange offer on December 8, 2006, 99% of the privately placed secured notes had been validly tendered for exchange and were accepted by RAI.

In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and Conwood, guarantee RAI’s long-term secured notes. RJR has pledged its interest in RJR Tobacco common stock as collateral for RAI’s long-term secured notes. Also, RJR Tobacco’s and Conwood’s material subsidiaries have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term senior secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of RAI’s subsidiaries. The audited financial statements of RJR Tobacco are included as Exhibit 99.1 to this Form 10-K, pursuant to Rule 3-16 of Regulation S-X of SEC regulations, relating to RJR’s pledge of its interest in RJR Tobacco common stock.

The estimated fair value of RAI’s and RJR’s outstanding long-term notes, net of current portion, was $3.0 billion and $1.6 billion, with an effective average rate of 7.24% and 6.77%, as of December 31, 2006 and 2005, respectively. The estimated fair value of RAI’s outstanding term loan was $1.6 billion as of December 31, 2006. The fair values are based on available market quotes and discounted cash flows, as appropriate. At its option, RAI or RJR, as applicable, may redeem any or all of its outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium.

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2006.

Note 13 — Financial Instruments

Interest Rate Arrangements

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion of debt, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. During 2005, swaps were settled related to the $310 million of notes due in 2006 that were purchased in response to RJR’s tender offer. The remaining $190 million of notes due in 2006 were paid on May 15, 2006, with all related swaps settled. Of the remaining $750 million RJR publicly registered notes with swap agreements, $605 million were exchanged for RAI privately held notes in the second quarter of 2006, and the associated swaps were assigned to RAI. See note 12 for additional information.

As of December 31, 2006, the average interest rate on RAI’s consolidated $4.7 billion long-term debt was 7.24% after the effect of the swaps. The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of December 31, 2006, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $15 million and $24 million at December 31, 2006, and 2005, respectively, included in other assets and deferred charges and is equal to the increase in the fair value of the hedged long-term debt.

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

Note 14 — Commitments and Contingencies

Tobacco Litigation — General

Introduction

Various legal proceedings, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W. (As described in greater detail below, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain litigation liabilities.) These legal proceedings include claims relating to cigarette products manufactured by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by Conwood. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products and not cases involving smokeless tobacco products. The legal proceedings relating to the smokeless tobacco products manufactured by Conwood are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

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

The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained below under “— Accounting for Tobacco-Related Litigation Contingencies.”

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

Defenses

The defenses raised by RJR Tobacco, Conwood and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Accounting for Tobacco-Related Litigation Contingencies

In accordance with generally accepted accounting principles, RAI and its subsidiaries, including RJR Tobacco and Conwood, as applicable, record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable.

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

RJR Tobacco recorded less than $1 million related to the judgment in the Thompson v. B&W individual case in the fourth quarter of 2006, to be paid in 2007. No other liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2006. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.

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

The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits.”

The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

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

The U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only claim remaining in the case involved alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act statute, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. Trial of the case concluded on June 9, 2005. On August 17, 2006, the court found certain defendants liable for the RICO claims and issued an order for injunctive and other relief, but did not impose any direct financial penalties. Certain defendants, including RJR Tobacco, have appealed to the U.S. Court of Appeals for the District of Columbia. The government also has appealed. A comprehensive discussion of this case is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases.”

Similarly, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

The DeLoach case, discussed below under “— Litigation Affecting the Cigarette Industry — Antitrust Cases,” was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.

Finally, as discussed under “— Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conwood also believes that it has a number of valid defenses to the smokeless tobacco litigation against it. Conwood has asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by Conwood and its counsel. No verdict or judgment has been returned or entered against Conwood on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. Conwood intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s consolidated balance sheet as of December 31, 2006.

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

Similarly, smokeless tobacco litigation is subject to many uncertainties. Notwithstanding the quality of defenses available to Conwood, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters against Conwood.

Litigation Affecting the Cigarette Industry

Overview

Introduction.  In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination.

During the fourth quarter of 2006, 21 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On December 31, 2006, there were 1,237 cases (including 942 individual smoker

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,270 on December 31, 2005, and 1,333 on December 31, 2004, pending against RJR Tobacco or its affiliates or indemnitees, including B&W.

As of February 2, 2007, 1,271 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,263 in the United States; four in Puerto Rico; three in Canada and one in Israel. Of the 1,263 total U.S. cases, 34 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,624 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 2, 2007, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of February 2, 2007:

	Number of
State	U.S. Cases

West Virginia	947	*
Florida	100
Missouri	27
New York	26
Maryland	23
Louisiana	20
Mississippi	19
California	13
Illinois	9
Alabama	5
Pennsylvania	4
Tennessee	4
Delaware	4
New Jersey	4
District of Columbia	3
Georgia	3
Connecticut	3
Minnesota	2
Michigan	2
Ohio	2
North Carolina	2
South Dakota	2
Vermont	2
Massachusetts	2
Kentucky	2
Oregon	2
Kansas	2
Indiana	2
New Mexico	2
Washington	2
South Carolina	2
Arizona	2
Texas	1
Arkansas	1
Colorado	1
Hawaii	1
Iowa	1
Idaho	1
Montana	1
North Dakota	1
Nebraska	1
New Hampshire	1
Nevada	1
Utah	1
Virginia	1
Mariana Islands	1
Alaska	1
Maine	1
Rhode Island	1
Wisconsin	1
Wyoming	1

Total	1,263

*	942 of the 947 cases are pending as a consolidated action.

Of the 1,263 pending U.S. cases, 49 are pending in federal court, 1,213 in state court and one in tribal court.

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of February 2, 2007, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of October 13, 2006, as reported in RAI’s Quarterly Report on Form 10-Q for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal quarter ended September 30, 2006, filed with the SEC on November 7, 2006, and a cross-reference to the discussion of each case type.

		Change in
	RJR Tobacco’s	Number of
	Case Numbers as	Cases Since
	of February 2,	October 13,	Page
Case Type	2007	2006	Reference

Individual Smoking and Health	1,169	−184	138
Flight Attendant — ETS (Broin II)	2,624	−2	140
Class-Action	23	+3	141
Governmental Health-Care Cost Recovery	3	No Change	150
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	154
Master Settlement Agreement-Enforcement And Validity	49	+12	155
Asbestos Contribution	0	No Change	157
Antitrust	6	+1	158
Other Litigation	10	+1	160

Three pending cases against RJR Tobacco and B&W that have attracted significant media attention are the Florida state court class-action case Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action, Schwab [McLaughlin] v. Philip Morris USA, Inc.

In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s dismissal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. On December 21, 2006, the Florida Supreme Court, in response to motions from both sides issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent. The court also clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme Court mandate was issued on January 11, 2007, thus beginning a one-year period in which class members may file individual lawsuits.

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding the defendants liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal.

In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nationwide class of “lights” smokers and set a trial date of January 22, 2007. On November 16, 2006, the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument has not been scheduled.

For a detailed description of these cases, see “— Class Action Suits — Engle Case,” “— Governmental Health-Care Cost Recovery Cases — Department of Justice Case” and “— Class Action Suits — ‘Lights’ Cases” below.

In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.6 billion, $2.7 billion and $2.0 billion in 2006, 2005 and 2004, respectively. RJR Tobacco estimates its payments will be approximately $2.6 billion in 2007 and will be approximately $2.8 billion thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. Compared to prior years, however, it is possible that there will be an increased number of tobacco-related trials against RJR Tobacco or its affiliates and indemnitees, during 2007. The following table lists the trial schedule, as of February 2, 2007, for RJR Tobacco or its affiliates and indemnitees, including B&W, through December 31, 2007.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

January 22, 2007 [ONGOING]	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Superior Court San Francisco County (San Francisco, CA)
April 18, 2007	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Jackson County (Kansas City, MO)
September 17, 2007	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)
October 29, 2007	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)
November 20, 2007	Ryan v. Philip Morris USA, Inc. [Individual]	RJR Tobacco, B&W	U.S. District Court Northern District Fort Wayne Division (Indianapolis, IN)

Trial Results.  From January 1, 1999 through February 2, 2007, 52 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 cases (including four mistrials) tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).

Additionally, from January 1, 1999 through February 2, 2007, verdicts were returned in 20 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.

There were no cases in which RJR Tobacco or B&W was a defendant tried in the third or fourth quarters of 2006.

One case was tried in the second quarter of 2006 in which RJR Tobacco was a defendant. In Kimball v. R.J. Reynolds Tobacco Co., an individual smoker case, a Washington state court jury returned a verdict in favor of RJR Tobacco on May 15, 2006. On June 20, 2006, the plaintiff waived his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.

One case was tried in the first quarter of 2006 in which RJR Tobacco and B&W were defendants. In VanDenBurg v. Brown & Williamson Tobacco Corp., an individual smoker case, a Missouri state court jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on February 22, 2006. The plaintiff’s motion for a new trial was denied on June 19, 2006. The plaintiff’s deadline for seeking an appeal has passed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999 and remain pending as of February 2, 2007, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006 affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On December 21, 2006, the Florida Supreme Court, in response to motions from both sides issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme Court mandate issued on January 11, 2007. On January 12, 2007, the defendants asked Florida’s Third District Court of Appeals to review issues that had been raised but not addressed by either appellate court. The Third District Court of Appeals denied the motion on February 21, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On August 2, 2006, the plaintiffs filed a motion for entry of partial judgment and notice of jury trial on punitive damages. The court granted the defendants’ motion to strike as premature the plaintiffs’ motion. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motion is scheduled for March 15, 2007.
November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	On August 22, 2006, the Court of Appeals for the Western District of Missouri affirmed the judgment. The Missouri Supreme Court refused to hear the case. On January 3, 2007, RJR Tobacco, due to its obligation to indemnify B&W, paid the plaintiff approximately $268,100 (judgment plus interest).
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Counsel for Tobacco Research and $500,000 to the Tobacco Institute. The defendants’ motion to stay entry and enforcement of the final judgment pending further appeals was granted on January 5, 2007. The defendants filed a notice of appeal on January 25, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to recovery. The court also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On February 21, 2007, the defendants filed a motion for rehearing.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. Oral argument occurred on October 5, 2006. A decision is pending.
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. Oral argument occurred on December 12, 2006. A decision is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, required to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. In addition, the government has requested the defendants pay a total of approximately $1.9 million in costs. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. On November 28, 2006, the court of appeals stayed the appeals pending the defendants’ motion for clarification of the trial court’s ruling on the order.

Individual Smoking and Health Cases

As of February 2, 2007, 1,169 individual cases, including 942 individual smoker cases in West Virginia state court in a consolidated action, were pending in the U.S. against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,163 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2006.

On March 20, 2000, in Whiteley v. Raybestos-Manhattan, Inc. (a case filed in April 1999, and pending in Superior Court, San Francisco County, California), a jury awarded the plaintiffs $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeals. On April 7, 2004, the court of appeals reversed the judgment and remanded the case for a new trial. On April 28, 2006, the plaintiffs filed a consolidated amended complaint for survival/loss of consortium/wrongful death. The plaintiffs allege that use of the defendants’ products, along with exposure to asbestos, caused Mrs. Whiteley to develop lung cancer and ultimately die. With the filing of the consolidated complaint, the case name became Whiteley v. R. J. Reynolds Tobacco Co. Jury selection began on January 22, 2007. Opening statements occurred on February 26, 2007.

On October 12, 2000, in Jones v. Brown & Williamson Tobacco Corp. (a case filed in July 1997, and pending in Circuit Court, Hillsborough County, Florida), a jury found against RJR Tobacco and awarded approximately $200,000 in compensatory damages only. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an amount in excess of $150,000. The plaintiff was also allowed to make a claim for punitive damages. The plaintiff alleged that Mrs. Jones’s use of the defendants’ products caused her to develop lung cancer, emphysema, heart disease, chronic obstructive pulmonary disease, referred to as COPD, and ultimately caused her death. The judge granted RJR Tobacco a new trial on December 28, 2000, and the new trial decision was affirmed by the Second District Court of Appeal of Florida on August 30, 2002. On April 27, 2005, the Florida Supreme Court dismissed the plaintiff’s notice of appeal without prejudice. The plaintiff dismissed all claims against RJR Tobacco on April 19, 2006.

On December 21, 2001, in Kenyon v. R. J. Reynolds Tobacco Co. (a case filed in July 2000 in Circuit Court, Hillsborough County, Florida), a jury awarded the plaintiff $165,000 in compensatory damages only in an action brought by Florence Kenyon against RJR Tobacco seeking to recover compensatory damages and costs. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiff alleged that Mr. Kenyon’s use of the defendants’ products caused his development of lung cancer and/or other illnesses. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment. After exhausting its state court appeals, RJR Tobacco paid the plaintiff approximately $196,000 (judgment plus interest) in 2003. In 2005, RJR Tobacco also paid approximately $1.3 million in attorneys’ fees to the plaintiff’s counsel.

On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp.  (a case filed in March 1999, and pending in the Court of Common Pleas, Philadelphia County, Pennsylvania). The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs of suit and attorneys’ fees in this wrongful death action against B&W. The plaintiff contends the decedent’s injury and death were directly related to the actions of the defendants. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. Oral argument is scheduled for April 16, 2007.

On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp. (a case filed in August 2000 in Circuit Court, Jackson County, Missouri), a jury awarded $2.1 million in compensatory damages against B&W and Philip Morris in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking an unspecified amount of compensatory and punitive damages. The plaintiffs, Michael Thompson and Christi Thompson, alleged that the defendants manufactured, sold and placed in the stream of commerce cigarettes that caused Mr. Thompson’s throat cancer. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault, and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The Missouri Court of Appeals affirmed the judgment on August 22, 2006 and denied the defendants’ motion to transfer the case to the Missouri Supreme Court. The defendants’ application for transfer in the Missouri Supreme Court was denied on December 19, 2006. On January 3, 2007, RJR Tobacco, due to its obligation to indemnify B&W, paid the plaintiff approximately $268,100 (judgment plus interest) in satisfaction of the judgment.

On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp. (a case filed in August 2000, and pending in Supreme Court, Kings County, New York), a jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking $270 million in compensatory damages, unspecified punitive damages, attorneys’ fees, costs and disbursements. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became physically and psychologically addicted to nicotine, was unable to cease smoking, developed lung cancer and subsequently died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to American Tobacco, a predecessor company to B&W, and $6 million was assigned to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; and $500,000 to each of the Council for Tobacco Research and the Tobacco Institute.

On July 5, 2006, the Appellate Division denied the defendants’ appeal of the trial court’s decision denying the defendants’ post-trial motions. The defendants’ motion for rehearing, or in the alternative, for leave to appeal to the New York Court of Appeals was denied on October 5, 2006. On November 20, 2006, the plaintiff filed a motion to enter judgment in the sums of $175,000 in compensatory damages (the original jury award reduced by 50%) and $5 million in punitive damages (the amount the plaintiff stipulated to). The motion was granted on December 8, 2006, and the defendants filed a notice of appeal on January 25, 2007. The defendants’ motion to stay entry and enforcement of the final judgment pending further appeals was granted on January 5, 2007. The stay is in effect for 15 days after the plaintiff serves notice of entry of judgment in order to allow the defendants to post a supersedeas bond. Once the plaintiff serves the notice of entry of judgment, the defendants will file a notice of appeal within 15 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp. (a case filed in May 2003, and pending in Circuit Court, Jackson County, Missouri), finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on the negligence count (which incorporates failure to warn and product defect claims). The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. The jury also found aggravating circumstances, which provided an entitlement to punitive damages. On February 2, 2005, the jury awarded the plaintiff $20 million in punitive damages. On June 1, 2005, B&W filed its notice of appeal with the Missouri Court of Appeals. Oral argument occurred on October 5, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco will post a supersedeas bond in the amount of $24.3 million if necessary.

On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp. (a case filed in December 1996, and pending in New York Supreme Court, County of New York), a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, COPD and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal occurred on December 12, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.

On February 22, 2006, in VanDenBurg v. Brown & Williamson Tobacco Corp. (a case filed in January 2003, and pending in Circuit Court, Jackson County, Missouri), a jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W in an action brought against the major U.S. cigarette manufacturers seeking an unspecified amount of compensatory and punitive damages. This individual case was part of a multi-plaintiff action and was served on the defendants in June and July of 2003. The group of plaintiffs alleged that their use of the defendants’ tobacco products caused each to be inflicted with various types of cancer. The plaintiff’s motion for new trial requesting an evidentiary hearing was denied on June 19, 2006. The plaintiff’s deadline for seeking an appeal has passed.

On May 15, 2006, in Kimball v. R. J. Reynolds Tobacco Co. (a case filed in January 2003, and pending in Superior Court, Whatcom County, Washington), a jury returned a verdict in favor of the only defendant, RJR Tobacco, in an action seeking in excess of $75,000 in compensatory and punitive damages. The plaintiff, Philip Kimball, alleged that Mrs. Kimball sustained personal injury as a result of using the defendant’s products causing damages, including medical expenses, pain and suffering, anxiety and severe emotional distress. On June 20, 2006, the plaintiff agreed to waive his right to appeal or to pursue the case further and RJR Tobacco agreed to reduce the amount of costs taxed against the plaintiff.

Broin II Cases

As of February 2, 2007, there were 2,624 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc.  class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.

On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS. Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial, were decided, remained on appeal or were otherwise pending, since January 1, 2006.

In Janoff v. Philip Morris, Inc. (a case filed in February 2000 in Circuit Court, Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from, among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. On November 1, 2005, the Florida Supreme Court refused to hear the case. At this time, the plaintiff has not indicated whether the case will be retried.

In Swaty v. Philip Morris, Inc. (a case filed in September 2000 in Circuit Court, Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005, in an action brought against the major U.S. cigarette manufacturers seeking to recover an unspecified amount of compensatory damages pursuant to the Broin settlement. The plaintiff, Lorraine Swaty, alleged that as a result of exposure to ETS in airline cabins, she suffered from chronic sinusitis and asthma. On November 8, 2006, the Third District Court of Appeal affirmed the verdict. The plaintiff’s motion for rehearing and motion for clarification was denied on January 11, 2007. The mandate issued on January 29, 2007.

Class-Action Suits

Overview.  As of February 2, 2007, 23 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. Cases in which classes have been certified or class certification decisions are pending are discussed below.

The pending class-actions against RJR Tobacco or its affiliates or indemnitees, including B&W, include 12 cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Each of these cases is discussed below.

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions. These cases are discussed separately below.

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two federal district courts have certified a smoker class action — In re Simon (II) Litigation (in which the class was ultimately decertified) and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York.

In Simon (II) (a case filed in September 2000, and pending in U.S. District Court, Eastern District, New York), on September 19, 2002, the court certified a nationwide mandatory, non-opt-out punitive damages class in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers seeking an unspecified amount in punitive damages. The class sought to represent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

persons who suffered from or have died from diseases allegedly caused by smoking of cigarettes designed, manufactured, marketed and sold by the defendant cigarette companies. The plaintiffs alleged that the cigarette companies designed, manufactured, marketed and sold cigarettes in a defective condition, that they fraudulently and deceptively denied and concealed that they were defective and posed significant health risks to those who used them. On May 6, 2005, the Second Circuit, in a unanimous opinion, decertified the class. On August 8, 2005, the Second Circuit denied plaintiffs’ petition for rehearing and remanded the case to the District Court for further proceedings. On March 20, 2006, the court entered final judgment dismissing the case. The class did not appeal.

On February 10, 2003, in Simms v. Philip Morris, Inc. (a case filed in May 2001, and pending in the U.S. District Court, District of Columbia), the court denied certification of a proposed nation-wide class of smokers who purchased cigarettes while underage in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking: treble damages; disgorgement of unjust enrichment; to enjoin defendants from engaging in marketing or advertising campaigns that target and/or encourage under-age youth to purchase cigarettes, and from making false, misleading or deceptive statements concerning the health effects and addictive natures of cigarettes; to require the defendants to make corrective statements; and the recovery of attorneys fees, expert fees and costs. The action was brought to recover the purchase price paid by the plaintiffs and class members for defendants’ products while they were underage, or in the alternative, to recover the unjust enrichment obtained by the defendants from the plaintiffs and class members while they were underage through the use of fraud, deception, misrepresentation, and other activities constituting racketeering, in violation of federal law. On December 21, 2006, the court denied the plaintiffs’ motions for reconsideration and reversal of the order that denied class certification.

Medical Monitoring and Smoking Cessation Cases

Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co. (a case filed in May 1996, and pending in District Court, Orleans Parish, Louisiana), an appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. The plaintiffs allege that their use of the defendants’ products caused them to become addicted to nicotine. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The Louisiana Court of Appeal issued its opinion on February 7, 2007. The court found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to any recovery under Louisiana law. The court also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On February 21, 2007, the defendants filed a motion for rehearing.

In addition to the Scott case, two other medical monitoring class-actions have been brought against RJR Tobacco, B&W, and other cigarette manufacturers. In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, a West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. The West Virginia Supreme Court affirmed the judgment on May 6, 2004. In Lowe v. Philip Morris, Inc. (a case filed in November 2001, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending in Circuit Court, Multnomah County, Oregon), a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. The plaintiffs appealed, and on September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal of the plaintiffs’ complaint. On December 27, 2006, the plaintiffs filed a petition for review with the Oregon Supreme Court. Briefing is underway.

Engle Case

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co. (a case filed in May 1994, and pending in Circuit Court, Dade County, Florida), in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health care costs. The plaintiffs alleged that their use of the defendants’ products caused their development of various illnesses and their addiction. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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

On July 6, 2006, the court issued its decision. The court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida residents who developed smoking-related illnesses that “manifested” themselves on or before November 21, 1996. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal.

On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s application of the class-action rule denies defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion on December 21, 2006, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The court issued its mandate on January 11, 2007, which begins the one-year period for individual class members to file lawsuits.

On January 12, 2007, the defendants asked the Third District Court of Appeal to rule on certain outstanding issues that were raised by the parties, but not addressed by the court in its prior rulings. That motion was denied on February 21, 2007. RAI anticipates individual case filings in Florida will increase as a result of the Engle decision.

RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc. (a case filed in February 2001, and pending in Circuit Court, Dade County, Florida), was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. Trial was scheduled to begin on November 27, 2006; however, on September 27, 2006, the trial court granted the defendants’ motion to strike as premature the plaintiffs’ motions and removed the case from the trial calendar. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motion is scheduled for March 15, 2007.

California Business and Professions Code Cases

On November 30, 2000, in Daniels v. Philip Morris Cos., Inc. (a case filed in April 1998, and pending in Superior Court, San Diego County, California), a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business & Professions Code §17200 and §17500. The plaintiffs allege that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete. Oral argument has not been scheduled.

On April 11, 2001, in Brown v. American Tobacco Co., Inc. (a case filed in June 1997, and pending in Superior Court, San Diego County, California), the same judge in Daniels granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code §17200 et seq. and §17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated §17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On October 13, 2006, the plaintiffs filed a petition for review with the California Supreme Court. The petition for review was granted on November 1, 2006. Briefing is underway.

“Lights” Cases

As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Louisiana (2), Florida (2), Washington (1) and New York (1). The class in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, attorneys’ fees and costs from RJR Tobacco and/or B&W, unless otherwise noted.

On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co. (a case filed in February 2000, and pending in Circuit Court, Madison County, Illinois), a judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action....” The plaintiffs claim that the defendants sold and packaged “light cigarettes” as having lowered tar and nicotine delivery when in reality they were designed to deliver higher levels of tar and nicotine. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris Inc. case, which is discussed below. RJR Tobacco filed an emergency stay/supremacy order request on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price.

On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp. (another case filed in February 2000, and pending in Circuit Court, Madison County, Illinois), a judge certified a class defined as “[a]ll persons who purchased Defendant’s Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold Misty Lights, GPC Lights, Capri Lights and Kool Lights cigarettes in Illinois through this date.” The plaintiffs allege that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act by not fully disclosing the true nature of “light cigarettes” and carried out false and deceptive advertising concerning “light cigarettes.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.

A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. The case was filed on February 10, 2000, in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The class members claim that the defendants sold and packaged “light cigarettes” as having lowered tar and nicotine delivery when in reality they were designed to deliver higher levels of tar and nicotine. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On May 8, 2006, the plaintiffs filed a motion to stay mandate until final disposition of their petition for certiorari to the U.S. Supreme Court. The motion was granted on May 19, 2006. The plaintiffs’ petition for writ of certiorari was denied on November 27, 2006. On December 15, 2006, the Illinois Supreme Court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversed the Circuit Court’s judgment and remanded the case with instructions to dismiss. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment, which was granted by the court. Judgment was entered dismissing the case with prejudice on the same day. The plaintiffs filed a motion to vacate and/or withhold judgment in the Circuit Court on January 17, 2007. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.

Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs seek compensatory and treble damages against each defendant, jointly and severally, for all losses and damages suffered as a result of the defendants’ alleged wrong-doings complained of, including pre- and post-judgment interest, costs and disbursements of the action, including attorneys’ fees and experts’ fees and costs. The plaintiffs also seek temporary, preliminary and permanent equitable and/or injunctive relief, including enjoining future wrong-doing, rescission, disgorgement of defendants’ ill-gotten funds, and attaching, impounding or imposing a constructive trust upon or otherwise restricting the proceeds of defendants’ ill-gotten funds. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” The plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005. Although trial was scheduled to commence in January 2006, the court decided to permit several months of additional discovery before deciding the class certification issue. The defendants’ motions for summary judgment, the plaintiffs’ supplemental brief in support of class certification and various other motions were filed on June 9, 2006. On September 25, 2006, the court issued its decision, among other things, granting class certification and setting a trial date of January 22, 2007. On October 6, 2006, the defendants filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification ruling. The defendants also filed a motion to stay the case pending resolution of the proposed interlocutory appeal. On November 16, 2006, the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument has not been scheduled.

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co. (a case filed in May 2000, and pending in Circuit Court, St. Louis County, Missouri), a judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” The plaintiffs seek mandatory injunctive relief sufficient to inform consumers of, among other things, the fact that “light” smoke is actually more mutagenic than regular tobacco smoke. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed light cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus, therefore achieving support for the claim that the cigarettes were “light” and that they contained “low tar and nicotine.” On January 14, 2004, RJR and RJR Tobacco removed this case to the U.S. District Court for the Eastern District of Missouri. On September 30, 2004, the case was remanded to the Circuit Court for the City of St. Louis. On September 23, 2005, RJR Tobacco again removed the case to the U.S. District Court for the Eastern District of Missouri, based on the U.S. Court of Appeals for the Eighth Circuit’s August 25, 2005 decision in Watson v. Philip Morris Companies, Inc., which upheld the federal officers removal statute as a basis for removal in “lights” cases. The plaintiffs’ motion to remand was granted on April 18, 2006. On December 22, 2006, the plaintiffs filed a motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp. (discussed below).

In Black v. Brown & Williamson Tobacco Corp. (a case filed in November 2000, pending in Circuit Court, City of St. Louis, Missouri), B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designed light cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic than regular tobacco smoke. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. As discussed in the prior paragraph, on December 22, 2006, the plaintiffs filed a motion to reassign this case and certain other cases to a single general division.

RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class-actions to federal court. In Harper v. R. J. Reynolds Tobacco Co. (filed in May 2003, and pending in U.S. District Court, Western District, Louisiana), on January 27, 2005, the judge denied the plaintiffs’ motions to remand. The plaintiffs are claiming economic losses for the purchase of RJR Tobacco’s “light” cigarette brands in Louisiana. The plaintiffs appealed the denial of the motion, and on July 17, 2006, the Fifth Circuit Court of Appeals affirmed the district court’s order. On June 17, 2005, RJR Tobacco and RJR filed a motion for summary judgment based on federal preemption.

In Brown v. Brown & Williamson Tobacco Corp. (a case filed in April 2003, and pending in U.S. District Court, Western District, Louisiana), B&W filed a similar motion for summary judgment on July 5, 2005. The plaintiffs are seeking economic losses for the purchase of B&W’s “light” cigarette brands in Louisiana, claiming that these products were defective and marked in a fraudulent and deceptive manner by defendants. On September 14, 2005, the court granted the motion in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but certified the case for interlocutory appeal. On February 10, 2006, the U.S. Court of Appeals for the Fifth Circuit granted B&W’s petition to appeal. On February 14, 2007, the Fifth Circuit reversed the judgment and remanded the case with directions to dismiss all claims with prejudice.

In Dahl v. R. J. Reynolds Tobacco Co. (a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota), a judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On March 7, 2006, the parties requested that the case be transferred to the U.S. Court of Appeals for the Eighth Circuit, which was granted on March 9, 2006. Briefing is complete. Oral argument occurred on December 14, 2006. A decision is pending.

In Thompson v. R. J. Reynolds Tobacco Co. (a case filed in February 2003, and also pending in District Court, Hennepin County, Minnesota), RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota, also based on Watson v. Philip Morris Companies, Inc. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes. The plaintiffs’ motion to remand was denied on February 14, 2006. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co.

In Huntsberry v. R. J. Reynolds Tobacco Co. (a case filed in April 2004, and pending in Superior Court, King County, Washington), the plaintiffs’ motion for class certification was denied on April 21, 2006. The case was brought against RJR Tobacco seeking, among other things, actual economic damages in the form of a refund of amounts paid by each plaintiff and the class to purchase RJR Tobacco’s “light” cigarettes, or in the alternative, diminished value as proven at trial, treble damages in an amount up to $10,000 per plaintiff and class member, and attorneys’ fees. The sum of all actual damages, treble damages, and attorneys’ fees is less than $75,000 per plaintiff or class member. The plaintiffs allege that the defendants have misrepresented and continue to misrepresent the tar and nicotine delivery and other qualities of “light” cigarettes, deliberately design and market “light” cigarettes to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cause smokers to believe the cigarettes are less hazardous to smokers and deliver lower tar and nicotine than regular cigarettes. On September 18, 2006, the plaintiffs’ motion for discretionary review was denied. The plaintiffs’ motion to modify the ruling with the Washington Court of Appeals was denied on December 18, 2006. On January 18, 2007, the plaintiffs filed a petition for review with the Washington Supreme Court, asking the court to review the rulings that denied their motions for class certification. The petition will be considered during a February 22, 2007, motion calendar.

Rios v. R. J. Reynolds Tobacco Co. (a case filed in February 2002, and pending in Circuit Court, Palm Beach County, Florida), is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR seeking to recover an unspecified amount in compensatory (in excess of $15,000 but less than $75,000 per claimant) and an unspecified amount in punitive damages. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes.

Finally, in Rivera v. Brown & Williamson Tobacco Corp. (filed in October 2006, pending in Circuit Court, Broward County, Florida), B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and filed their answers to the complaint on November 22, 2006. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes.

Other Class Actions

In Cleary v. Philip Morris, Inc. (a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois), the plaintiffs filed their motion for class certification on December 21, 2001 in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The action is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and classes, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. On April 8, 2005, the plaintiffs filed a second amended complaint. On February 3, 2006, a hearing on the defendants’ motion to dismiss occurred. The court dismissed count V (public nuisance) and count VI (unjust enrichment) on March 27, 2006. On April 5, 2006, the plaintiffs filed a motion to reconsider certain of the findings in the court’s ruling on defendants’ motion to dismiss counts V and VI of the plaintiffs’ second amended complaint. The plaintiffs’ motion for reconsideration was granted in part and denied in part. The court stated that reconsideration would not revive the plaintiffs’ public nuisance and unjust enrichment claims because the plaintiffs still cannot allege a special or separate harm. The court merely reconsidered certain components of its analysis, but did not modify its original decision. On July 11, 2006, the plaintiffs filed a motion for class certification.

Young v. American Tobacco Co., Inc. (a case filed in November 1997, and pending in Circuit Court, Orleans Parish, Louisiana), is an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffer injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed under “ — Medical Monitoring and Smoking Cessation Cases” above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Parsons v. A C & S, Inc. (a case filed in February 1998, and pending in Circuit Court, Ohio County, West Virginia), the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1,000,000 in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multi-district litigation filed in In Re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants (Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries) filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.

In Jones v. American Tobacco Co., Inc. (a case filed in December 1998, and pending in Circuit Court, Jackson County, Missouri), the defendants removed the case to the U.S. District Court for the Western District of Missouri on February 16, 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.

Finally, a class action complaint was filed against certain cigarette manufacturers and their parents, including RAI and RJR Tobacco, in December 2006, in the Circuit Court for Cook County, Illinois. In Espinosa v. Philip Morris USA, Inc., the plaintiffs brought the case on behalf of any and all persons similarly situated throughout Illinois and/or the United States who, from 1996 to the date of judgment, purchased, not for resale, the defendants’ cigarettes. The plaintiffs allege that the defendants increased the nicotine in their cigarette products and failed to inform the plaintiff and/or the class. The plaintiffs seek to recover an amount not less than the purchase price of defendants’ cigarette products, plus interest, attorneys’ fees and costs and such other relief as the court deems appropriate. The plaintiffs filed a motion for class certification and a motion for preservation of documents on December 11, 2006. On December 12, 2006, the defendants removed the case to the U.S. District Court for the Northern District of Illinois.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2004 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

										2010 and
	2004	2005	2006	2007		2008		2009		thereafter

First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	7,004	7,004	7,004		7,004		7,143		7,143		7,143
Additional Annual Payments (through 2017)(1)	—	—	—		—		861		861		861
Base Foundation Funding	25	25	25		25		25		—		—
Growers’ Trust (through 2010)(2)	500	500	500		500		500		295		295
Offset by federal tobacco buyout(2)	—	(500)	(500)		(500)		(500)		(295)		(295)
Minnesota Blue Cross and Blue Shield	—	—	—		—		—		—		—

Total	$8,889	$8,389	$8,389		$8,389		$9,389		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,183	$2,600	$2,611		—		—		—		—
Settlement cash payments	$2,046	$2,732	$2,631		—		—		—		—
Projected settlement expenses	—	—	—	$	>2,800	$	>2,750	$	>2,800	$	>2,900
Projected settlement cash payments	—	—	—	$	>2,600	$	>2,800	$	>2,750	$	>2,800

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation.”

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

The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial condition of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

Department of Justice Case.  On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

care to smokers who have developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for rehearing was denied in April 2005, and its petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded on June 10, 2005.

On August 17, 2006, the court found certain defendants liable for the RICO claims, but did not impose any direct financial penalties. The court instead enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The court also ordered defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. The court also placed restrictions on the ability of the defendants to dispose of certain assets for use in the United States, unless the transferee agrees to abide by the terms of the court’s order, and ordered the defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.

Certain defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia on September 11, 2006. The government filed its notice of appeal on October 16, 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending defendants’ appeal. On September 28, 2006, the district court denied defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion on October 31, 2006. On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification.

The stay of the district court’s order suspends the enforcement of the order pending the outcome of defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order (such as the ban on certain brand style descriptors and the corrective advertising requirements) would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order (such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications). Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order were ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.

Local Government Cases.  Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. All of the cases filed by local governments have been dismissed. As of February 2, 2007, no such cases were pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This ruling led 22 other foreign nations to dismiss their cases.

There are two health-care reimbursement cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States. In the Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005, against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking restitution, damages and compensation for all past and future damages including, but not limited to, all past and future health-care expenditures for illnesses associated with tobacco products, punitive or exemplary damages as may be allowed by law, pre- and post-judgment interest and all costs as provided by law, reasonable attorneys’ fees and costs for all general and equitable relief. The plaintiffs allege that the defendants are liable under breach of duty, negligence, breach of implied warranty, breach of express warranty, misrepresentation and conspiracy. On July 13, 2006, the Delaware Superior Court granted the defendants’ motion to dismiss. The plaintiffs filed notices of appeal to the Delaware Supreme Court on July 19, 2006. On August 28, 2006, the appeals were consolidated. Oral argument occurred on December 6, 2006. On February 23, 2007, the Delaware Supreme Court affirmed the dismissals.

Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants (including RJR Tobacco) was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action (filed in January 2001, and pending in Supreme Court, British Columbia). The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that could reasonably be expected will be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In response to motions of certain defendants challenging, among other things, the constitutionality of the new statute, the court, in June 2003, dismissed the government’s action and set aside service ex juris. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. On September 28, 2005, the Supreme Court, in response to motions of certain defendants, ruled that the statute is constitutionally valid. On September 15, 2006, the B.C. Court of Appeal unanimously ruled that the foreign defendants served ex juris are subject to British Columbia law, allowing the government to proceed with its lawsuit against them. On November 10, 2006, RJR Tobacco filed an application for leave to appeal. The defendants, on November 24, 2006, filed a motion on consent to stay of proceedings pending the Supreme Court of Canada’s decision on the leave to appeal.

On September 1, 1998, the General Health Services filed a statement of claim against certain cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the past and future value of the total expenditures for health-care services provided to residents of Israel resulting from tobacco-related disease, court ordered interest for past expenditures from date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The plaintiffs allege that the defendants are liable under the following theories: negligence, public nuisance, fraud, misleading advertisement, defective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit, concealment, misrepresentation and conspiracy. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court. A hearing occurred on February 14, 2005, and a decision is pending.

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

As of February 2, 2007, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, discussed below.

Union Cases.  As of February 2, 2007, there were no pending lawsuits by union trust funds against cigarette manufacturers.

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

Native American Tribe Cases.  As of February 2, 2007, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. (a case filed in September 1997, and pending in Tribal Court, Crow Creek Sioux, South Dakota). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant at this time.

Hospital Cases.  As of February 2, 2007, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery.

Other Cases.  On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleges that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. On September 7, 2006, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. Oral argument is scheduled for March 6, 2007.

Effective August 1, 2005, Minnesota enacted a “health impact fee” that imposes a $0.75 per pack fee on cigarettes, which is in addition to that state’s cigarette excise tax of $0.48 per pack. The stated purpose of the health impact fee is “to recover for the state health care costs related to or caused by tobacco use.” RJR Tobacco and other cigarette manufacturers filed a motion in Minnesota state court asserting that imposition of the health impact fee violated the terms of the settlement agreement entered into between participating manufacturers and Minnesota in 1998. After a hearing on this motion, the court ruled, on December 20, 2005, that the health impact fee violated the terms of the settlement agreement and was unconstitutional. The state appealed the court’s ruling, and on May 16, 2006, the Minnesota Supreme Court held that the health impact fee neither violated the terms of the settlement agreement nor was unconstitutional. On February 20, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari.

Minnesota’s health impact fee also led to the January 2006 filing of a class-action complaint in the Fourth Judicial District, Hennepin County, Minnesota on behalf of “consumers of cigarettes and other tobacco products in the State of Minnesota from August 1, 2005 to the present.” The class-action complaint named RJR Tobacco and various other entities as defendants, and asserted an unjust enrichment claim, sought the imposition of a constructive trust with respect to the monies collected pursuant to the health impact fee, and requested that these monies “be distributed by the best means practicable to the Class members.” The plaintiffs allege that the defendants were primarily responsible for remitting the health impact fee to the State of Minnesota, but the ultimate burden of the fees was passed on to end-purchase tobacco consumers. This case was transferred to the court presiding over RJR Tobacco’s above-referenced motion seeking to enforce the terms of the parties’ 1998 settlement agreement. On August 28, 2006, following the ruling by the Minnesota Supreme Court on RJR Tobacco’s challenge to the health impact fee, the plaintiffs voluntarily dismissed this action.

MSA-Enforcement and Validity

As of February 2, 2007, there were 49 cases concerning the enforcement, validity or interpretation of the MSA and other state settlement agreements in which RJR Tobacco or B&W is a party. This number includes those cases relating to disputed payments under the MSA (discussed below).

On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealled to the U.S. Court of Appeals for the Ninth Circuit. Oral argument occurred on February 15, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 27, 2004, the State of Texas filed a motion to enforce B&W’s 1998 settlement agreement with that state. The motion alleges that B&W owes the state approximately $16.4 million in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the business combination agreement with RJR violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. On March 28, 2005, the U.S. District Court for the District of Texas, Texarkana Division, entered final judgment in favor of B&W. On April 27, 2005, the State of Texas filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. On September 1, 2006, the Court of Appeals affirmed the trial court.

On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain Eclipse advertising violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco has answered the complaint. Discovery is underway. The case is to be trial ready on October 1, 2007.

On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages now exceed $5.0 million. This matter is currently in the discovery phase.

On May 17, 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. Discovery in this matter is underway.

Effective October 11, 2006, RJR Tobacco entered into a voluntary agreement with the Attorneys General of 40 states wherein they settled claims that certain CAMEL, KOOL and SALEM brand styles with fruit, candy or alcoholic beverage names were alleged to violate the MSA’s prohibition against taking any action, directly or indirectly, to target youth in the advertising, promotion or marketing of tobacco products. These brand styles accounted for less than one-tenth of one percent of RJR Tobacco’s annual cigarette volume and the last of these styles was discontinued earlier in 2006. There were no fines, penalties or fees paid by RJR Tobacco as part of the agreement. The agreement bans the future sale of these brand styles in the United States and contains restrictions on how flavored cigarettes (as defined in the agreement) can be marketed and sold in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Between April 13, 2006 and February 2, 2007, 37 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such disputed amounts to the settling states. RJR Tobacco intends to defend these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.

As of February 2, 2007, 34 out of 35 courts that had addressed the question whether disputes concerning the 2003 NPM Adjustment are arbitrable had ruled that arbitration is required under the MSA.

On September 13, 2006, RJR Tobacco and certain of the other participating manufacturers sent letters to the 15 settling states that had not yet objected to the arbitration noticed by the tobacco manufacturers and/or filed legal proceedings relating to the dispute regarding the 2003 NPM Adjustment in their respective MSA courts. These letters stated that unless the settling states indicated otherwise, the tobacco manufacturers would assume that these settling states would not object to the required arbitration. All but one of the settling states that received these letters responded that they would not agree to submit the dispute to arbitration and would oppose any effort to compel arbitration of the dispute. The tobacco manufacturers have filed motions to compel arbitration in the MSA courts of all of these settling states, except certain of the territories.

During 2006, proceedings were initiated and prosecuted with respect to an NPM Adjustment for 2004. The independent auditor determined that the participating manufacturers again suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. On February 12, 2007, the independent economic consulting firm retained by the settling states and the cigarette manufacturers issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. RJR Tobacco is evaluating what action to take in light of this determination.

On October 12, 2006, the State of New York sent a 30-day notice, signed by twenty-six additional attorneys general, that one or more of these states intended to initiate proceedings seeking declarations construing one or more terms under the MSA. The terms that the signatory states identified relate to the questions presented to the economic consulting firm in the context of the “significant factor proceedings” relating to the expected NPM Adjustment for the year 2004. To date, no actions have been filed pursuant to this notice.

Asbestos Contribution Cases

As of February 2, 2007, no lawsuits were pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries. The last of those cases, Fibreboard Corp. v. R. J. Reynolds Tobacco Co., filed in November 1997, pending in Superior Court, Alameda County, California, was dismissed with prejudice on July 28, 2006. The plaintiffs brought the action against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking: to recover an unspecified amount in actual and punitive damages; a declaratory judgment determining, among other things, that there has existed and currently exists among defendants a conspiracy to abuse the legal process and spread disinformation and that such conspiracy has allowed tobacco companies to escape liability for their relative contribution to injuries caused or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributed to by a combination of smoking and exposure to asbestos; and an order barring advertising directed in part to those segments of the population exposed to asbestos. The plaintiffs alleged that the use of the defendants’ products is a substantial contributing factor, if not the predominant factor, in the development of lung cancer and other cancers in persons exposed to asbestos.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U.S. District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the U.S. Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of February 2, 2007, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and in New Mexico.

In Smith v. Philip Morris Cos., Inc. (a case filed in February 2000, pending in District Court, Seward County, Kansas), the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. Discovery is underway.

In Romero v. Philip Morris Cos., Inc. (a case filed in April 2000, pending in District Court, Rio Arriba County, New Mexico), a court granted class certification on May 14, 2003, but granted the defendant’s motion for summary judgment on June 30, 2006, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On August 14, 2006, the plaintiff filed a notice of appeal to the New Mexico Court of Appeals.

In a gray market trademark suit originally brought by RJR Tobacco in February 1999 in the U.S. District Court for the Northern District of Illinois, Cigarettes Cheaper! asserted antitrust counterclaims, alleging that it was denied promotional resources in violation of the Robinson-Patman Act and that RJR Tobacco had violated Section 1 of the Sherman Antitrust Act. The defendant’s counterclaim sought to recover actual and treble damages, attorneys’ fees and costs. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court severed RJR Tobacco’s trademark claims (including a trademark dilution claim) from the defendants’ Robinson-Patman claims. Trial on the trademark claims began on April 25, 2004, and on May 5, 2004, the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. Trial began on the Robinson-Patman claims on September 14, 2004, and on October 15, 2004, the jury returned a unanimous verdict in favor of RJR Tobacco. On December 8, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Seventh Circuit. On August 24, 2006, the Court of Appeals affirmed the judgment of the district court. On September 7, 2006, the plaintiff filed a petition for rehearing and a petition for rehearing en banc. Both petitions were denied on September 15, 2006. On December 14, 2006, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on February 20, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to an amended complaint filed in the U.S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. The plaintiffs seek preliminary and permanent injunctive relief, enjoining RJR Tobacco from, among other things: continuing with the termination of the plaintiffs’ distributorship; continuing to refuse to honor invoices from the plaintiffs toward retail buydowns and retail contract payments; further reducing the price discounts and back-end monies received by the plaintiffs; and continuing its discriminatory pricing scheme. The plaintiffs allege that RJR Tobacco, in August 2000, implemented a discriminatory pricing scheme whereby it sold cigarettes at different prices to competing distributors, placing certain distributors at an extreme competitive disadvantage. As a result of the purported pricing scheme, the plaintiffs allegedly have suffered substantial damages in the form of lost profits and sales, loss of customers, loss of goodwill and additional injuries. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case. On June 23, 2005, the plaintiffs filed a notice of appeal of the summary judgment and dismissal. Oral argument in the U.S. Court of Appeals for the Sixth Circuit occurred on April 21, 2006. RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. In March 2006, McLane Company, Inc., a distributor and RJR Tobacco’s largest customer, acquired one of the remaining wholesaler plaintiffs, whose claim for damages in this case is approximately $3 million.

On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. Smith Wholesale alleges that the defendants, through agreements with one another and other actions, engaged in a scheme to damage competition in the distribution of cigarettes and specifically damage the plaintiff. The court has not set a hearing date on the preliminary injunction. The case was removed to federal court on January 26, 2006. RJR Tobacco filed a motion to dismiss on February 13, 2006. On February 21, 2006, the plaintiffs filed, among other things, a motion to remand. On September 28, 2006, the court granted the plaintiff’s motion to remand the case to the Circuit Court for Carter County, Tennessee. RJR Tobacco filed a motion to dismiss the first amended and reinstated complaints on November 27, 2006. The plaintiff filed a motion for temporary injunction on the same day.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands International, Inc., referred to as Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.

•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against and purported to serve summonses on JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but has not actively pursued an appeal. A preliminary hearing was commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date. A decision is still pending.

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. (However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian). The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 19, 2007, the court ordered that the case be scheduled for trial no later than December 31, 2008, subject to further order of the court.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990 through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to May 31, 2007. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. On May 3, 2005, the court in the CCAA Proceedings entered a Crown Claims Bar Order establishing June 27, 2005, as the deadline for Canada, and any of its Provinces and Territories, to assert any individual civil or statutory claim, except criminal claims, against JTI-MC for taxes and revenues owed as a result of Contraband Tobacco Activities, as defined in the Order. As of June 27, 2005, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian). In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003.

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

On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint (now dismissed) filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the plaintiffs sought review first by the Court of Appeals for the Second Circuit and then by the Supreme Court of the dismissal of their August 2001 complaint. The Court of Appeals for the Second Circuit affirmed the dismissal, and, on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari. This case remains stayed while the court and the parties work out a scheduling order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 20, 2000, October 15, 2001, and January 9, 2003, RJR and the other defendants named in each of the European Community cases mentioned above filed applications in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the actions and seeking an annulment of the decision to bring each of the actions. On January 15, 2003, the Court of First Instance entered a judgment denying the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on RJR and the other defendants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third European Community complaint was stayed pending resolution of the appeals from the January 15, 2003, judgment denying the admissibility of the first two applications. On September 12, 2006, the European Court of Justice upheld the judgment of the Court of First Instance and dismissed the appeals filed by RJR and its affiliates. In light of that decision, on October 12, 2006, RJR and its affiliates withdrew their pending application for annulment filed in connection with the third European Community complaint filed on October 30, 2002.

RJR Tobacco has been served in two reparations actions (filed in October 2002) brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the U.S. District Court for the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. The plaintiffs in these actions are asking for judgment in an amount to satisfy the jurisdictional limitations of the court, punitive damages sufficient to punish the defendants, an accounting, imposition of a constructive trust, restitution of the value of their ancestors’ slave labor, and restitution of the value of defendants’ unjust enrichment based upon slave labor and the cost of the action. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the U.S. Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. On December 13, 2006, the Seventh Circuit affirmed the dismissal of all claims except the consumer protection claims. The case was remanded to the district court for further proceedings.

On June 8, 2001, in California v. R. J. Reynolds Tobacco Co., the Attorney General of the State of California sued RJR Tobacco in the Supreme Court of the State of California alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. The plaintiff was seeking a permanent injunction, enjoining the defendants from distributing coupons or rebate offers at public events for tobacco products, that the defendants be ordered to pay a civil penalty for the violation of unfair competition laws, and that the defendants be permanently enjoined from the use of any information or other material collected pursuant to the non-sale distribution of coupons or other tobacco products. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 22, 2005, the Supreme Court of California affirmed the decision with respect to liability, but remanded the case to the trial court to determine if the fine imposed was excessive under the U.S. Constitution. On January 19, 2006, RJR Tobacco filed a motion to stay issuance of the remittitur pending petition for a writ of certiorari to the U.S. Supreme Court, which was granted on February 1, 2006. The parties settled the case on March 22, 2006. RJR Tobacco agreed to pay a total of $5 million in penalties, fees and costs. After the California Supreme Court approved the settlement, RJR Tobacco paid the settlement amount on June 7, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs seek: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages to compensate the plaintiff’s lost profits; an award of enhanced damages on account that the defendant’s conduct was willful; an award of prejudgment interest and a further award of post-judgment interest; an award of reasonable attorneys fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005. On January 19, 2007, the court released decisions on those two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. The court also advised the parties on January 19, 2007, that it expects to issue its ruling on the inequitable conduct trial before the end of February 2007. The court further stated that, by virtue of the grant of RJR Tobacco’s summary judgment motion of invalidity based on indefiniteness, it will enter a final judgment in RJR Tobacco’s favor after the decision on the inequitable conduct trial irrespective of whether that decision is in RJR Tobacco’s favor.

On September 22, 2005, RJR Tobacco filed a case in the U.S. District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of the federal and North Carolina RICO statutes and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. RJR Tobacco seeks actual damages in an amount to be proven at trial, treble damages, an accounting of the defendants’ profits, disgorgement of the defendants’ ill-gotten proceeds and gains, a constructive trust on all funds or property that are the proceeds or profits of defendants’ participation in the scheme, costs of investigating the acts giving rise to this cause of action, attorneys’ fees and experts’ fees, and such other and further relief as the court deems appropriate. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. On August 21, 2006, the court denied the outstanding motions to dismiss in their entirety and lifted the earlier stay of discovery. On January 30, 2007, the court granted RJR Tobacco’s motion for preliminary injunction. Discovery is underway. As of February 2, 2007, RJR Tobacco had settled with 12 of the 20 defendants.

Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined.

Smokeless Tobacco Litigation

As of February 2, 2007, Conwood is a defendant in 8 actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 942 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco defendants, and this litigation has been dormant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to an amended complaint filed in July 2005, Conwood is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries including addiction and cancer as a result of his use of smokeless tobacco products, allegedly including products manufactured by Conwood. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000, as well as punitive damages. This case is still in its early stages.

Tobacco Buyout Legislation

On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $280 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. See note 1 for additional information related to federal tobacco buyout expenses.

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

ERISA Litigation

On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court require the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds, which remains pending. The parties have filed supplemental briefs regarding the motion to dismiss. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 6, 2006, the plaintiff filed a motion to amend the complaint to name as party defendants six individuals who were members of the two defendant committees. The defendants have opposed that motion, which remains pending.

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

Other Contingencies and Guarantees

In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $4 million and $36 million during 2006 and 2005, respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.

As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in two individual smoking and health cases, Croft v. Akron Gasket and Ryan v. Philip Morris, U.S.A., Inc., to the extent, if any, such indemnification is required by the 1996 Purchase Agreement. See “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” above for further information on these cases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	any liabilities, costs and expenses incurred by JTI or any of its affiliates arising out of certain activities of Northern Brands.

As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI under these indemnification provisions in connection with the activities of Northern Brands and its affiliates. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.

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

Under certain circumstances, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. See note 13 for further information.

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.

Employees

At December 31, 2006, RAI and its subsidiaries had approximately 7,500 full-time employees and approximately 300 part-time employees. The 7,500 full-time employees include approximately 6,000 RJR Tobacco employees and 800 Conwood employees. No employees of RAI or its subsidiaries are unionized.

Note 15 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2006, consisted of 100 million shares of preferred stock, par value $.01 per share, and 400 million shares of common stock, par value $.0001 per share. Of the preferred stock, four million shares are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In 2006, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the first and second quarter of 2004, RJR’s board of directors declared a quarterly cash dividend of $0.475 per common share, or $1.90 on an annualized basis. RAI’s board of directors declared quarterly cash dividends of $0.475 per common share for the third and fourth quarters of 2004 and for the first and second quarters of 2005. The third quarter 2005 cash dividend was increased to $0.525, and the fourth quarter 2005 cash dividend was increased to $0.625 per common share, or $2.50 on an annualized basis. For the first and second quarters of 2006, quarterly cash dividends were declared of $0.625 per common share and quarterly cash dividends were declared of $0.75 per common share in the third and fourth quarters of 2006, or $3.00 on an annualized basis.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan. During 2006, RAI repurchased and cancelled 207 shares of its common stock.

Note 16 — Stock Plans

In the first quarter of 2006, RAI adopted SFAS No. 123(R), “Share-Based Payment,” issued by the FASB in December 2004. This statement is a revision of SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. RAI’s adoption of SFAS No. 123(R) did not have a material impact on its financial condition, results of operations or cash flows primarily because all of RAI’s outstanding stock options are fully vested. Upon retirement, the holder’s grant under the LTIP, defined below, generally vests on a pro-rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate estimate of forfeitures related to retirement. Based on historical experience, the anticipated future forfeiture amount for other events is immaterial and, therefore, no estimate has been recorded.

As of December 31, 2006, RAI had two stock plans, the Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, and the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. All share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split. See note 1 for additional information.

The EIAP currently provides for (1) grants of deferred stock units to outside directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to outside directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 1,000,000 shares of common stock may be issued under this plan, of which 652,421 shares were available for grant as of December 31, 2006. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to the EIAP was $4 million for each of the years ended 2006, 2005 and 2004.

The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 27,545,628 shares. Of this authorization, 9,767,081 shares were available for grant as of December 31, 2006.

In 2001, RJR granted 609,180 shares of restricted stock at $26.48 to eligible employees under the 1999 LTIP. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the three-year vesting period. Since the date of the grant, 118,204 restricted shares were forfeited and restrictions on 490,976 shares lapsed.

In 2002, RJR granted 669,532 shares of restricted stock at $26.745 to eligible employees under the 1999 LTIP. This grant was accounted for as a variable grant and, accordingly, the fair value was charged to shareholders’ equity as unearned compensation and was amortized over the vesting period. Since the date of the grant, 72,646 restricted shares were forfeited and restrictions on 596,886 shares lapsed. Concurrent with the completion of the B&W business combination, all remaining restrictions lapsed and the remaining unamortized equity was charged to compensation expense.

In 2003, RJR granted 802,628 shares of restricted stock at $17.76 to eligible employees under the 1999 LTIP. The actual number of shares granted was fixed and the market price of the stock on the grant date was charged to shareholders’ equity as unearned compensation and was amortized over the vesting period. Since the date of the grant, 2,828 restricted shares were forfeited and restrictions on 799,800 shares lapsed. Concurrent with the completion of the B&W business combination, all remaining restrictions lapsed and the remaining unamortized equity was charged to compensation expense.

In 2004, RAI granted 972,432 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting. The shares vest ratably over three years unless forfeited. The actual number of shares granted is fixed. The amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends. Since the date of grant, 142,455 shares were cancelled, and 579,008 have vested and were paid.

In 2005, RAI granted 552,194 performance shares to eligible employees under the LTIP. The shares are phantom stock, payable in cash, based on the closing price of RAI stock on the date of vesting, March 2, 2008. The actual number of shares granted is fixed. The amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends. Since the date of grant, 33,531 shares were cancelled, and 19,239 have vested and were paid.

On February 1, 2006, the Board of Directors of RAI approved the grant of shares of restricted RAI common stock under the LTIP, effective March 6, 2006. The 507,060 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2006, of $52.60. On September 18, 2006, an additional 9,084 shares of restricted stock were granted based on the per share closing price of RAI common stock of $66.05. The amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. The shares of restricted RAI common stock generally will vest on March 6, 2009. Compensation expense includes the effects of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the stock price and the vesting period elapsed. Dividends paid concurrently with RAI dividends are recognized as a reduction of equity. The changes in restricted RAI common stock during 2006 were as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at beginning of year	—	$—
Granted	516,144	52.84
Forfeited	(3,924)	52.60
Vested	(550)	52.60

Outstanding at end of year	511,670	52.84

Payments related to stock-based compensation, including dividends paid, were $22 million, $15 million and $3 million for the years ended 2006, 2005 and 2004, respectively.

Total compensation expense, including dividends, related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

	2006	2005	2004

2001 LTIP restricted stock	$—	$—	$1
2002 LTIP restricted stock	—	—	14
2003 LTIP restricted stock	—	—	12
2004 LTIP performance shares	17	21	9
2005 LTIP performance shares	15	8	—
2006 LTIP restricted stock	10	—	—

Total compensation expense	$42	$29	$36

Total related tax benefits	$16	$12	$14

In the consolidated balance sheet as of December 31, 2006, $14 million is included in other current liabilities and $30 million is included in other noncurrent liabilities relating to the 2004 and 2005 LTIP performance share grants and the 2006 LTIP restricted stock grants. At December 31, 2006, there were $40 million of unrecognized compensation costs related to restricted stock and performance shares, calculated at the December 31, 2006, ending stock price, which are expected to be recognized over a weighted-average period of 1.7 years.

In the EIAP and the LTIP, options were granted primarily prior to 1999 and to a lesser extent through 2003, all of which are fully vested. For various price ranges, the weighted average characteristics of stock options outstanding, all of which were exercisable at December 31, 2006, were as follows:

Options Outstanding as of December 31, 2006

		Average
		Remaining	Weighted
		Contractual	Average
Exercise Price Range	Shares	Life (Years)	Exercise Price

$13.05 - $16.85	486,178	3.1	$13.65
19.93 - 24.16	7,746	0.7	21.35
34.90 - 34.90	20,000	5.4	34.90

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding as of December 31, 2006, 42,800 were issued under the EIAP, and under the LTIP, 431,124 were issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to 1999 and 40,000 were issued in tandem with shares of restricted stock in 1999. The changes in RAI’s stock options during 2006, 2005 and 2004 were as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	817,994	$14.90	1,026,022	$14.71	3,990,826	$14.73
Expired	(61,232)	16.90	—	—	—	—
Exercised	(242,838)	15.05	(208,028)	13.94	(2,964,804)	14.73

Outstanding at end of year	513,924	14.59	817,994	14.90	1,026,022	14.71

Exercisable at end of year	513,924	14.59	817,994	14.90	1,026,022	14.71

The intrinsic value of options exercised was $10 million, $6 million and $59 million for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2006, was $26 million. Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2006	2005	2004

Proceeds from exercise of stock options	$4	$3	$43
Excess tax benefits from stock-based compensation	4	12	13

Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	471,124	$13.65	9,767,081
Equity Compensation Plans Not Approved by Security Holders(1)	42,800	24.95	652,421

Total	513,924	14.59	10,419,502

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

Note 17 — Retirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which became effective for RAI at December 31, 2006. SFAS No. 158 requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006, is as follows:

	Before		After
	Application of	SFAS No. 158	Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Other assets and deferred charges	$328	$(16)	$312
Total assets	18,194	(16)	18,178
Other current liabilities	1,468	(303)	1,165
Total current liabilities	4,395	(303)	4,092
Long-term retirement benefits	276	951	1,227
Deferred income taxes long-term	1,424	(257)	1,167
Accumulated other comprehensive loss	(11)	(407)	(418)
Total shareholders’ equity	7,450	(407)	7,043
Total liabilities and shareholders’ equity	18,194	(16)	18,178

The adoption of SFAS No. 158 had no effect on RAI’s net income or cash flow.

As part of the Conwood acquisition, RAI assumed certain pension and postretirement benefit obligations and the related assets of Conwood’s plans. The liability for the projected benefit obligation in excess of plan assets was recorded in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” All previously existing unrecognized net gain or loss, unrecognized prior service cost, or unrecognized transition obligation or asset existing at the date of the Conwood acquisition were eliminated. As a result of the Conwood acquisition, RAI’s pension benefit obligation and pension assets increased by $45 million and $35 million, respectively, and the postretirement benefit obligation increased by $37 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Change in benefit obligation:
Obligation at beginning of year	$5,348	$5,187	$1,516	$1,419
Assumed in business acquisition	45	—	37	—
Service cost	40	51	5	6
Interest cost	308	305	86	85
Actuarial (gain)/loss	(76)	203	(45)	61
Plan amendments	—	3	(3)	57
Benefits paid	(374)	(394)	(106)	(107)
Settlements	—	(6)	—	—
Special termination benefits	—	2	—	—
Curtailment	2	(3)	—	(5)

Obligation at end of year	$5,293	$5,348	$1,490	$1,516

Change in plan assets:
Fair value of plan assets at beginning of year	$4,469	$4,231	$350	$335
Acquired in business acquisition	35	—	—	—
Actual return on plan assets	667	348	52	31
Employer contributions	313	290	78	91
Benefits paid	(374)	(394)	(106)	(107)
Settlements	—	(6)	—	—

Fair value of plan assets at end of year	$5,110	$4,469	$374	$350

Funded status:
Funded status	$(183)	$(879)	$(1,116)	$(1,166)
Unrecognized prior service cost	N/A	19	N/A	(49)
Unrecognized net actuarial loss	N/A	909	N/A	330

Net amount recognized	$(183)	$49	$(1,116)	$(885)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — current liability	$(6)	$(231)	$(66)	$(76)
Accrued benefit — long-term liability	(177)	(565)	(1,050)	(809)
Intangible asset	—	19	—	—
Accumulated other comprehensive loss	—	826	—	—

Net amount recognized	(183)	49	(1,116)	(885)
Accumulated other comprehensive loss — SFAS No. 158	481	—	201	—

Net amounts recognized in the consolidated balance sheets	$298	$49	$(915)	$(885)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in accumulated other comprehensive loss were as follows as of December 31, 2006:

	Pension	Postretirement
	Benefits	Benefits	Total

Prior service cost (credit)	$17	$(40)	$(23)
Net actuarial loss	464	241	705
Deferred income taxes	(186)	(78)	(264)

Accumulated other comprehensive loss	$295	$123	$418

			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.10%	5.90%	6.10%	5.90%
Rate of compensation increase	4.98%	4.97%	5.00%	5.00%

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $5,097 million and $5,152 million for years ended December 31, 2006 and 2005, respectively.

Pension plans experiencing accumulated benefit obligations in excess of plan assets are summarized below:

	December 31,
	2006	2005

Projected benefit obligation	$613	$5,348
Accumulated benefit obligation	$585	$5,152
Plan assets	$486	$4,469

The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004(1)

Components of total benefit cost (income):
Service cost	$40	$51	$44	$5	$6	$5
Interest cost	308	305	235	86	85	64
Expected return on plan assets	(368)	(334)	(252)	(28)	(25)	(11)
Amortization of transition asset	—	—	—	—	—	(3)
Amortization of prior service cost	2	2	3	(12)	(15)	(18)
Amortization of net loss (gain)	70	71	50	21	21	20

Net periodic benefit cost (income)	52	95	80	72	72	57
Curtailment/special benefits	2	3	3	—	(13)	—
Adjustment for deferring cap	—	—	—	—	9	—
Adjustment to 2003 workforce reduction	—	—	(5)	—	—	10
Settlements	—	2	3	—	—	—

Total benefit cost	$54	$100	$81	$72	$68	$67

(1)	Excludes one-time cost which is included in the B&W business combination.

The estimated net loss and prior service cost for pension plans that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $40 million and $2 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The estimated net loss and prior service cost for the postretirement plans that are expected to be amortized from accumulated other comprehensive loss into net postretirement health care costs during 2007 are $19 million and ($12) million, respectively.

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.90%	6.05%;5.70%(1)	6.15%;6.27%(2)	5.91%	6.05%;5.70%;5.75%(3)	6.15%;6.45%(4)

Expected long-term return on plan assets	8.74%	8.79%	8.79%	8.00%	8.50%	8.50%
Rate of compensation increase	4.98%	4.97%	4.77%	5.00%	5.00%	4.79%

(1)	The January 1, 2005 overall beginning discount rate of 6.05% was changed to 5.70% for the period from April 30, 2005 to December 31, 2005, for plans impacted by the sale of the packaging operations.

(2)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.27% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the B&W business combination.

(3)	The January 1, 2005 overall beginning discount rate of 6.05% was changed for the pre-combination RJR Tobacco benefit plans only, to a discount rate of 5.70% for the period April 30, 2005 to September 15, 2005, and a discount rate of 5.75% was used for the period from September 16, 2005 to December 31, 2005.

(4)	A discount rate of 6.15% was used for the period from January 1, 2004 to July 31, 2004, and a weighted-average discount rate of 6.45% was used for the period from August 1, 2004 to December 31, 2004, to reflect the impact of the B&W business combination.

In 2000, RJR offered to its current and retired employees who had earned non-qualified pension benefits a one-time opportunity to elect to have at least 75% of their total earned qualified and non-qualified pension benefits funded over a three-year period. The total benefit cost of this program was $2 million in 2005 and $3 million in 2004. This program was completed in 2005.

RAI incurred curtailment costs of $2 million and $3 million in 2006 and 2004, respectively, due to early retirements under a non-qualified pension plan.

In 2004, after examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated curtailment and special benefits costs were reversed from the restructuring charge. During the second and third quarters of 2004, other amounts were reversed reflecting less-than-expected workforce reductions, primarily in manufacturing. The total increase to the pension benefits obligation and the postretirement obligation was $2 million and $1 million, respectively. The total adjustment in 2004 to pension benefit income was $5 million and postretirement benefits cost was $10 million as a result of the revision of these planned workforce reductions.

On May 2, 2005, RJR Tobacco sold its packaging operations and terminated the packaging employees. The curtailment/special benefits related to this transaction were $3 million pension expense and $13 million postretirement income, included as a component of the net $24 million loss on sale of assets during 2005.

RAI has placed a limit, or cap, on how much it will pay for medical and dental coverage for retirees as a group, excluding pre-1993 retirees and former B&W retirees. In 2005, RAI deferred the implementation of the postretirement benefits cost cap to 2006. The one-time cost of this deferral was $9 million in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) excess return expectations of active management to the extent asset classes are actively managed.

SFAS Nos. 87 and 106 permit the delayed recognition of asset fund gains and losses in ratable periods of up to five years. RAI uses a five-year period wherein asset fund gains and losses are reflected in the expense calculation at 20% per year, beginning the year after the gains or losses occur. In 2006, an increase in the discount rate, additional funding, and higher than expected asset returns resulted in a decrease of additional minimum pension liabilities through a benefit of $808 million, $491 million after tax, to other comprehensive income. In 2005, a decline in the discount rate and less than expected asset returns resulted in an increase of additional minimum pension liabilities through a cost of $143 million, $56 million after tax, to other comprehensive income.

Plan assets are invested using a combination of active and passive investment strategies. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases, such as equity investments, and interest rate exposures, such as fixed income investments, against related benchmark indices, while focusing primarily on issue selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Investment managers are monitored to evaluate performance against these benchmark indices and targets.

Allowable investment types include U.S. equity, non-U.S. equity, global equity, fixed income, real estate, private equity investment, hedge funds and global tactical asset allocation. The range of allowable investment types utilized for pension assets was expanded in 2006 to enhance returns and more widely diversify the plan. U.S. equities are composed of common stocks of large, medium and small companies. Non-U.S. equities include equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both U.S. and non-U.S. securities. Fixed income includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities. The private equity investments consist of the unregistered securities of private and public companies. Hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweights the attractive markets/assets while simultaneously underweighting less attractive markets/assets.

For pension assets, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

The target pension asset allocation is 59% equity investments, which includes U.S., non-U.S. and global equity, 27% fixed income, 10% opportunistic investments, which includes hedge funds and global tactical asset allocation, and 4% alternative investments, which includes private equity investments and real estate, with a rebalancing range of approximately plus or minus 3% to 5% around the target asset allocations. Asset category definitions were revised in 2006 to include new investment types and to more closely reflect the overall strategy for managing the plan’s assets.

The target postretirement asset allocation is 43% U.S. equity investments, including private equity investments, 17% non-U.S. equity investments, 38% debt securities, 1% hedge fund investments, 1% real estate and other, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	Pension Plans
	2006	2005

Asset Category:
Equities	60%	61%
Fixed income	25%	26%
Opportunistic	11%	9%
Alternative	4%	4%

Total	100%	100%

	Postretirement
	Plans
	2006	2005

Asset Category:
U.S. equity securities	44%	47%
Debt securities	35%	24%
Non-U.S. equity securities	19%	18%
Hedge funds	1%	5%
Real estate and other	1%	6%

Total	100%	100%

Additional information relating to RAI’s significant postretirement plans is as follows:

	2006	2005

Weighted-average health-care cost trend rate assumed for the following year	9.27%	9.23%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$5	$(5)
Effect on benefit obligation	91	(78)

RAI expects to contribute approximately $300 million to its pension plans and expects payments related to its postretirement plans to be $75 million during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefits payments:

	Postretirement Benefits
		Gross Projected	Expected	Net Projected
		Benefit Payments	Medicare	Benefit Payments
	Pension	Before Medicare	Part D	After Medicare
Year	Benefits	Part D Subsidies	Subsidies	Part D Subsidies

2007	$381	$118	$3	$115
2008	374	120	3	117
2009	369	123	4	119
2010	367	125	4	121
2011	366	126	4	122
2012-2016	1,947	606	24	582

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

RAI sponsors qualified defined contribution plans. During 2004 and 2005, following a participant’s contribution, RAI matched 50% based on a maximum of 6% of a participant’s compensation for participants hired prior to January 1, 2004. For participants hired after December 31, 2003, RAI matched 100% based on a maximum of 6% of a participant’s compensation. Beginning in 2006, RAI enhanced the contributions to certain qualified defined contribution plans based on a sliding scale by providing higher, additional contributions to certain employees closer to retirement with lower additional contributions for certain other employees. The expense related to these plans was $42 million, $20 million and $18 million, in 2006, 2005 and 2004, respectively.

Note 18 — Segment Information

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, DORAL, WINSTON and SALEM, are currently five of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including PALL MALL, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. Beginning in 2006, RJR Tobacco also manages a contract manufacturing business through arrangements with BAT affiliates that was previously managed by GPI and classified as All Other. Prior period amounts have been reclassified accordingly.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, which held the first or second position in market share in each category in 2006. The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI consolidated statement of income includes only the results of operations of Conwood for June through December 2006.

The disclosures classified as All Other include the total assets and results of operations of Santa Fe, Lane and GPI. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable. Amounts related to the December 31, 2006, consolidated assets are presented with separate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidating elimination adjustments. Prior period amounts for consolidated assets have been reclassified accordingly.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Data:

	2006	2005	2004

Net sales:
RJR Tobacco	$7,675	$7,695	$5,945
Conwood	291	—	—
All Other	544	561	492

Consolidated net sales	$8,510	$8,256	$6,437

Operating income:
RJR Tobacco	$1,626	$1,346	$854
Conwood	160	—	—
All Other	194	144	84
Corporate expense	(50)	(31)	(56)

Consolidated operating income	$1,930	$1,459	$882

Assets:
RJR Tobacco	$12,832	$13,514	$13,473
Conwood	4,313	—	—
All Other	1,256	1,255	1,352
Corporate	14,133	10,700	10,524
Elimination adjustments	(14,356)	(10,950)	(10,921)

Consolidated assets	$18,178	$14,519	$14,428

Capital expenditures:
RJR Tobacco	$116	$102	$77
Conwood	4	—	—
All Other	13	8	15

Consolidated capital expenditures	$133	$110	$92

Depreciation and amortization expense:
RJR Tobacco	$149	$188	$148
Conwood	6	—	—
All Other	7	7	5

Consolidated depreciation and amortization expense	$162	$195	$153

Reconciliation to income from continuing operations before income taxes:
Operating income	$1,930	$1,459	$882
Interest and debt expense	270	113	85
Interest income	(136)	(85)	(30)
Other (income) expense	(13)	15	(2)

Income from continuing operations before income taxes	$1,809	$1,416	$829

For further information related to restructuring and asset impairment charges, see note 4. For further information related to trademark impairments, see note 1.

Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 29%, 27% and 30% of RJR Tobacco’s revenue in 2006, 2005 and 2004, respectively. Sales made by Conwood to McLane Company, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprised 17% of Conwood’s consolidated revenue for June through December 2006. No other customer accounted for 10% or more of RJR Tobacco’s or Conwood’s revenue during those periods.

Note 19 — Related Party Transactions

RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates as of and for the years ended December 31:

Balances:

	2006	2005

Accounts receivable, related party	$62	$67
Due to related party	9	31
Deferred revenue, related party	62	69

Transactions:

	2006	2005	2004

Net sales, related party	$500	$477	$241
Fixed assets sales to related parties	7	1	—
Research and development services billed to related parties	5	4	—
BAT related legal indemnification expenses	4	36	—
Purchases from related parties	8	19	11

RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2006, pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for 2005 and 2006, reported by the U.S. Bureau of Labor Statistics. During 2006, net sales to BAT affiliates were $498 million, primarily cigarettes, representing 5.9% of RAI’s total net sales. In the fourth quarter of 2006, RJR Tobacco recorded $4 million, in selling, general and administrative expenses, for billings to BAT related to carrying costs of leaf no longer required for BAT contract manufacturing.

RJR Tobacco also had $2 million of sales of raw materials to the R. J. Reynolds-Gallaher International Sarl joint venture during 2006. In the fourth quarter of 2006, a foreign subsidiary of Santa Fe entered into a distributor agreement with an Italian subsidiary of Gallaher Group Plc and recorded less than $1 million of cigarette sales related to this agreement for 2006.

RJR Tobacco recorded $62 million of deferred sales revenue in 2006, relating to leaf sold to BAT affiliates that had not been delivered as of December 31, 2006, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.

RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. During 2006, $5 million was accrued and billed to BAT affiliates for these services recorded in selling, general and administrative expenses, net of associated costs. In 2006, RJR Tobacco also sold miscellaneous fixed assets to BAT for $4 million, which was approximately $1 million higher than net book value. This gain on sale of assets is recorded in selling, general and administrative expenses. In addition, an RJR subsidiary sold equipment to Gallaher Reynolds Equipment Company, a joint venture with Gallaher Group Plc, for $3 million which approximated the net book value.

RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and imports cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 10% of the local sales price. During 2006, the aggregate purchases for leaf and cigarettes were $7 million, and royalty expenses were $1 million.

In 2006, RJR Tobacco recorded $4 million in selling, general and administrative expenses, for funds to be reimbursed to BAT. These funds indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 14.

At December 31, 2006, $9 million of accounts payable is included in due to related party in the consolidated balance sheet, primarily relating to cigarette purchases and the 2006 litigation reimbursement accrual.

In 2006, RJR Tobacco seconded certain of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees are paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RJR Tobacco for certain costs of the seconded employees’ compensation and benefits during the secondment period on a quarterly basis. In 2006, $2 million was billed to BAT relating to secondees.

In 2006, RJR Tobacco acquired certain intellectual property rights for snus, a smokeless, spitless tobacco product, from BAT for approximately $2 million. In addition, RJR Tobacco entered into a contract manufacturing agreement with BAT for the production of snus, with pricing generally calculated at BAT costs of manufacturing plus 10%. In 2006, less than $1 million of snus product was purchased from BAT.

Note 20 — Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $24 million, $36 million and $37 million for 2006, 2005 and 2004, respectively.

Noncancellable
Operating Leases

2007	$21
2008	18
2009	12
2010	10
2011	6
Thereafter	13

Total	$80

The B&W business combination restructuring accrual includes $38 million related to the lease obligations of the former B&W facilities included in the table above.

Note 21 —	RAI Guaranteed, Secured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantors of RAI’s $2.9 billion guaranteed, secured notes. See note 12 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally guaranteed these notes. The guarantees are full and unconditional and joint and several. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, Conwood, Santa Fe, Lane, GPI, RJR Acquisition Corp., Conwood Holdings, Inc., and certain of RJR Tobacco’s other subsidiaries, the guarantors; other indirect subsidiaries of RAI which are not guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2006
Net sales	$—	$7,984	$90	$(64)	$8,010
Net sales, related party	—	500	—	—	500
Cost of products sold	—	4,838	30	(65)	4,803
Selling, general and administrative expenses	48	1,575	35	—	1,658
Amortization expense	—	28	—	—	28
Restructuring and asset impairment charges	—	1	—	—	1
Goodwill and trademark impairment charges	—	90	—	—	90

Operating income (loss)	(48)	1,952	25	1	1,930
Interest and debt expense	194	76	—	—	270
Interest income	(2)	(133)	(1)	—	(136)
Intercompany interest (income) expense	(118)	116	2	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	7	(3)	(17)	—	(13)

Income (loss) before income taxes	(129)	1,939	41	(42)	1,809
Provision for (benefit from) income taxes	(44)	712	5	—	673
Equity income from subsidiaries	1,295	36	—	(1,331)	—

Income before extraordinary item	1,210	1,263	36	(1,373)	1,136
Extraordinary item — gain on acquisition	—	74	—	—	74

Net income	$1,210	$1,337	$36	$(1,373)	$1,210

For the Year Ended December 31, 2005
Net sales	$—	$7,758	$87	$(66)	$7,779
Net sales, related party	—	477	—	—	477
Cost of products sold	—	4,960	26	(67)	4,919
Selling, general and administrative expenses	28	1,556	26	1	1,611
Loss on sale of assets	—	24	—	—	24
Amortization expense	—	41	—	—	41
Restructuring and asset impairment charges	—	2	—	—	2
Goodwill and trademark impairment charges	—	200	—	—	200

Operating income (loss)	(28)	1,452	35	—	1,459
Interest and debt expense	—	113	—	—	113
Interest income	(1)	(82)	(2)	—	(85)
Intercompany interest (income) expense	24	(25)	1	—	—
Intercompany dividend income	—	(60)	—	60	—
Other (income) expense, net	—	25	(10)	—	15

Income (loss) before income taxes	(51)	1,481	46	(60)	1,416
Provision for (benefit from) income taxes	(34)	459	6	—	431
Equity income from subsidiaries	1,059	40	—	(1,099)	—

Income from continuing operations	1,042	1,062	40	(1,159)	985
Gain on sale of discontinued businesses, net of income taxes	—	2	—	—	2

Income before extraordinary item	1,042	1,064	40	(1,159)	987
Extraordinary item — gain on acquisition	—	55	—	—	55

Net income	$1,042	$1,119	$40	$(1,159)	$1,042

For the Year Ended December 31, 2004
Net sales	$—	$6,173	$79	$(56)	$6,196
Net sales, related party	—	241	—	—	241
Cost of products sold	—	3,906	22	(56)	3,872
Selling, general and administrative expenses	17	1,411	27	—	1,455
Amortization expense	—	24	—	—	24
Restructuring and asset impairment charges	—	5	—	—	5
Goodwill and trademark impairment charges	—	199	—	—	199

Operating income (loss)	(17)	869	30	—	882
Interest and debt expense	—	85	—	—	85
Interest income	—	(30)	—	—	(30)
Intercompany interest (income) expense	7	(9)	2	—	—
Other (income) expense, net	—	5	(7)	—	(2)

Income (loss) from continuing operations before income taxes	(24)	818	35	—	829
Provision for (benefit from) income taxes	(4)	203	3	—	202
Equity income from subsidiaries	708	32	—	(740)	—

Income from continuing operations	688	647	32	(740)	627
Gain on sale of discontinued businesses, net of income taxes	—	12	—	—	12

Income before extraordinary item	688	659	32	(740)	639
Extraordinary item — gain on acquisition	—	49	—	—	49

Net income	$688	$708	$32	$(740)	$688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2006
Cash flows from operating activities	$1,023	$1,946	$25	$(1,537)	$1,457

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(7,677)	—	—	(7,677)
Proceeds from sale of short-term investments	—	7,760	—	—	7,760
Capital expenditures	—	(132)	(4)	—	(136)
Distributions from equity investments	—	—	18	—	18
Acquisition	—	(3,519)	—	—	(3,519)
Net intercompany investments	(211)	211	—	—	—
Net proceeds from the sale of fixed assets	—	22	2	—	24
Net proceeds from the sale of businesses	—	3	—	—	3
Other	—	(4)	—	—	(4)
Intercompany notes receivable	(3,168)	(105)	—	3,273	—

Net cash flows from (used in) investing activities	(3,379)	(3,441)	16	3,273	(3,531)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(1,494)	—	1,494	(775)
Dividends paid on preferred stock	(43)	—	—	43	—
Proceeds from exercise of stock options	4	—	—	—	4
Excess tax benefit from stock-based compensation	4	—	—	—	4
Repayments of long-term debt	—	(190)	—	—	(190)
Repayments of term loan credit facility	(8)	—	—	—	(8)
Proceeds from issuance of long-term debt	1,641	—	—	—	1,641
Principal borrowings under term loan credit facility	1,550	—	—	—	1,550
Deferred debt issuance costs	(52)	—	—	—	(52)
Intercompany notes payable	104	3,168	1	(3,273)	—

Net cash flows from financing activities	2,425	1,484	1	(1,736)	2,174

Net change in cash and cash equivalents	69	(11)	42	—	100
Cash and cash equivalents at beginning of year	227	1,076	30	—	1,333

Cash and cash equivalents at end of year	$296	$1,065	$72	$—	$1,433

For the Year Ended December 31, 2005
Cash flows from operating activities	$726	$1,107	$28	$(588)	$1,273

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(10,883)	—	—	(10,883)
Proceeds from sale of short-term investments	—	9,985	—	—	9,985
Purchases of long-term investments	—	(5)	—	—	(5)
Capital expenditures	—	(103)	(2)	—	(105)
Distributions from equity investments	—	—	12	—	12
Acquisition	—	(45)	—	—	(45)
Net proceeds from the sale of businesses	—	48	—	—	48
Other, net	—	4	—	—	4
Intercompany notes receivable	—	16	—	(16)	—

Net cash flows from (used in) investing activities	—	(983)	10	(16)	(989)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) financing activities:
Dividends paid on common stock	(575)	(463)	(76)	539	(575)
Dividends paid on preferred stock	(49)	—	—	49	—
Proceeds from exercise of stock options	3	—	—	—	3
Repurchase of common stock	(3)	—	—	—	(3)
Repayments of long-term debt	—	(360)	—	—	(360)
Proceeds from issuance of long-term debt	—	499	—	—	499
Deferred debt issuance costs	—	(7)	—	—	(7)
Debt retirement costs	—	(7)	—	—	(7)
Intercompany notes payable	(16)	—	—	16	—

Net cash flows used in financing activities	(640)	(338)	(76)	604	(450)

Net change in cash and cash equivalents	86	(214)	(38)	—	(166)
Cash and cash equivalents at beginning of year	141	1,290	68	—	1,499

Cash and cash equivalents at end of year	$227	$1,076	$30	$—	$1,333

For the Year Ended December 31, 2004
Cash flows from operating activities	$295	$1,039	$24	$(622)	$736

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(4,569)	—	—	(4,569)
Proceeds from sale of short-term investments	—	4,757	—	—	4,757
Purchases of long-term investments	—	(10)	—	—	(10)
Proceeds from sale of long-term investments	—	1	—	—	1
Capital expenditures	—	(90)	(2)	—	(92)
Acquisitions, net of cash acquired	(403)	568	—	—	165
Distributions from (investment in) equity investments	—	(4)	9	—	5
Other, net	—	3	—	—	3
Intercompany notes receivable	—	(400)	—	400	—

Net cash flows from (used in) investing activities	(403)	256	7	400	260

Cash flows from (used in) financing activities:
Repurchase of common stock	(43)	(28)	—	—	(71)
Dividends paid on common stock	(140)	(865)	—	622	(383)
Repayments of long-term debt	—	(56)	—	—	(56)
Proceeds from exercise of stock options	32	11	—	—	43
Intercompany notes payable	400	—	—	(400)	—

Net cash flows from (used in) financing activities	249	(938)	—	222	(467)

Net change in cash and cash equivalents	141	357	31	—	529
Cash and cash equivalents at beginning of year	—	933	37	—	970

Cash and cash equivalents at end of year	$141	$1,290	$68	$—	$1,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2006
Assets
Cash and cash equivalents	$296	$1,065	$72	$—	$1,433
Short-term investments	—	1,293	—	—	1,293
Accounts receivable, net	4	91	5	—	100
Accounts receivable, related party	—	59	3	—	62
Income tax receivable	—	7	—	—	7
Inventories	—	1,135	20	—	1,155
Deferred income taxes, net	3	790	—	—	793
Prepaid expenses	6	94	3	(11)	92
Short-term intercompany notes and interest receivable	83	97	—	(180)	—
Other intercompany receivables	522	—	6	(528)	—

Total current assets	914	4,631	109	(719)	4,935
Property, plant and equipment, net	—	1,046	16	—	1,062
Trademarks, net	—	3,479	—	—	3,479
Goodwill	—	8,167	8	—	8,175
Other intangibles, net	—	215	—	—	215
Long-term intercompany notes	2,160	472	—	(2,632)	—
Investment in subsidiaries	9,253	69	—	(9,322)	—
Other assets and deferred charges	96	204	38	(26)	312

Total assets	$12,423	$18,283	$171	$(12,699)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,237	$—	$—	$2,237
Accounts payable and other accrued liabilities	323	1,111	17	(11)	1,440
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	344
Short-term intercompany notes and interest payable	26	83	71	(180)	—
Other intercompany payables	—	528	—	(528)	—

Total current liabilities	601	4,122	88	(719)	4,092
Intercompany notes and interest payable	472	2,160	—	(2,632)	—
Long-term debt (less current maturities)	4,229	160	—	—	4,389
Deferred income taxes, net	—	1,193	—	(26)	1,167
Long-term retirement benefits, (less current portion)	41	1,172	14	—	1,227
Other noncurrent liabilities	37	222	1	—	260
Shareholders’ equity	7,043	9,254	68	(9,322)	7,043

Total liabilities and shareholders’ equity	$12,423	$18,283	$171	$(12,699)	$18,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2005
Assets
Cash and cash equivalents	$227	$1,076	$30	$—	$1,333
Short-term investments	—	1,373	—	—	1,373
Accounts receivable, net	—	95	4	—	99
Accounts receivable, related party	—	67	—	—	67
Income tax receivable	—	159	—	—	159
Inventories	—	1,053	13	—	1,066
Deferred income taxes, net	3	862	—	—	865
Prepaid expenses	6	95	3	(6)	98
Assets held for sale	—	5	—	—	5
Short-term intercompany notes and interest receivable	—	83	10	(93)	—
Other intercompany receivables	248	—	11	(259)	—

Total current assets	484	4,868	71	(358)	5,065
Property, plant and equipment, net	—	1,037	16	—	1,053
Trademarks, net	—	2,188	—	—	2,188
Goodwill	—	5,664	8	—	5,672
Other intangibles, net	—	226	—	—	226
Long-term intercompany notes	—	367	—	(367)	—
Investment in subsidiaries	6,860	44	—	(6,904)	—
Other assets and deferred charges	20	272	36	(13)	315

Total assets	$7,364	$14,666	$131	$(7,642)	$14,519

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,254	$—	$—	$2,254
Accounts payable and other accrued liabilities	383	1,210	18	(6)	1,605
Due to related party	—	31	—	—	31
Deferred revenue, related party	—	69	—	—	69
Current maturities of long-term debt	—	190	—	—	190
Short-term intercompany notes and interest payable	23	9	61	(93)	—
Other intercompany payables	—	259	—	(259)	—

Total current liabilities	406	4,022	79	(358)	4,149
Intercompany notes and interest payable	367	—	—	(367)	—
Long-term debt (less current maturities)	—	1,558	—	—	1,558
Deferred income taxes, net	—	652	—	(13)	639
Long-term retirement benefits, (less current portion)	25	1,340	9	—	1,374
Other noncurrent liabilities	13	233	—	—	246
Shareholders’ equity	6,553	6,861	43	(6,904)	6,553

Total liabilities and shareholders’ equity	$7,364	$14,666	$131	$(7,642)	$14,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $161 million unsecured notes. See note 12 and note 24 for additional information relating to these notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally guaranteed these notes. On September 30, 2006, GPI and RJR Packaging, LLC were added as guarantors of RJR’s long-term unsecured notes. The guarantees are full and unconditional and joint and several. As of and for the year ended December 31, 2006, the following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., GPI and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane, and Conwood, which are not guarantors; and elimination adjustments. Comparative information for 2005 and 2004 represents the guarantor subsidiaries as of and during those periods. Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2006
Net sales	$—	$—	$7,421	$747	$(158)	$8,010
Net sales, related party	—	—	487	13	—	500
Cost of products sold	—	—	4,678	283	(158)	4,803
Selling, general and administrative expenses	48	2	1,436	172	—	1,658
Amortization expense	—	—	27	1	—	28
Restructuring and asset impairment charges	—	—	1	—	—	1
Goodwill and trademark impairment charges	—	—	90	—	—	90

Operating income (loss)	(48)	(2)	1,676	304	—	1,930
Interest and debt expense	194	70	2	4	—	270
Interest income	(2)	(9)	(121)	(4)	—	(136)
Intercompany interest (income) expense	(118)	23	(49)	144	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	7	(4)	1	(17)	—	(13)

Income (loss) before income taxes	(129)	(39)	1,843	177	(43)	1,809
Provision for (benefit from) income taxes	(44)	(52)	703	66	—	673
Equity income from subsidiaries	1,295	1,246	32	—	(2,573)	—

Income before extraordinary item	1,210	1,259	1,172	111	(2,616)	1,136
Extraordinary item — gain on acquisition	—	—	74	—	—	74

Net income	$1,210	$1,259	$1,246	$111	$(2,616)	$1,210

For the Year Ended December 31, 2005
Net sales	$—	$—	$7,450	$449	$(120)	$7,779
Net sales, related party	—	—	463	14	—	477
Cost of products sold	—	—	4,811	230	(122)	4,919
Selling, general and administrative expenses	28	2	1,492	88	1	1,611
Loss on sale of assets	—	—	24	—	—	24
Amortization expense	—	—	41	—	—	41
Restructuring and asset impairment charges	—	—	2	—	—	2
Goodwill and trademark impairment charges	—	—	198	2	—	200

Operating income (loss)	(28)	(2)	1,345	143	1	1,459
Interest and debt expense	—	112	1	—	—	113
Interest income	(1)	(8)	(74)	(2)	—	(85)
Intercompany interest (income) expense	24	(5)	(35)	16	—	—
Intercompany dividend income	—	(60)	—	—	60	—
Other (income) expense, net	—	25	1	(11)	—	15

Income (loss) before income taxes	(51)	(66)	1,452	140	(59)	1,416
Provision for (benefit from) income taxes	(34)	(167)	591	41	—	431
Equity income from subsidiaries	1,059	958	31	—	(2,048)	—

Income from continuing operations	1,042	1,059	892	99	(2,107)	985
Gain on sale of discontinued businesses, net of income taxes	—	—	2	—	—	2

Income before extraordinary item	1,042	1,059	894	99	(2,107)	987
Extraordinary item — gain on acquisition	—	—	55	—	—	55

Net income	$1,042	$1,059	$949	$99	$(2,107)	$1,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2004
Net sales	$—	$—	$5,982	$298	$(84)	$6,196
Net sales, related party	—	—	235	6	—	241
Cost of products sold	—	—	3,821	133	(82)	3,872
Selling, general and administrative expenses	17	38	1,315	85	—	1,455
Amortization expense	—	—	24	—	—	24
Restructuring and asset impairment charges	—	(1)	6	—	—	5
Goodwill and trademark impairment charges	—	—	199	—	—	199

Operating income (loss)	(17)	(37)	852	86	(2)	882
Interest and debt expense	—	85	—	—	—	85
Interest income	—	(5)	(24)	(1)	—	(30)
Intercompany interest (income) expense	7	(7)	(13)	13	—	—
Other (income) expense, net	—	3	1	(6)	—	(2)

Income (loss) from continuing operations before income taxes	(24)	(113)	888	80	(2)	829
Provision for (benefit from) income taxes	(4)	(92)	274	24	—	202
Equity income from subsidiaries	708	692	28	—	(1,428)	—

Income from continuing operations	688	671	642	56	(1,430)	627
Gain on sale of discontinued businesses, net of income taxes	—	—	12	—	—	12

Income before extraordinary item	688	671	654	56	(1,430)	639
Extraordinary item — gain on acquisition	—	—	49	—	—	49

Net income	$688	$671	$703	$56	$(1,430)	$688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2006
Cash flows from operating activities	$1,023	$1,364	$1,915	$212	$(3,057)	$1,457

Cash flows from (used in) investing activities:
Distributions from equity investments	—	—	—	18	—	18
Purchases of short-term investments	—	(5)	(7,672)	—	—	(7,677)
Proceeds from sale of short-term investments	—	—	7,760	—	—	7,760
Intercompany notes receivable	(3,168)	(3,153)	(110)	1	6,430	—
Net intercompany investments	(211)	294	(464)	381	—	—
Capital expenditures	—	—	(119)	(17)	—	(136)
Acquisition	—	—	—	(3,519)	—	(3,519)
Net proceeds from the sale of businesses	—	—	—	3	—	3
Net proceeds from the sale of fixed assets	—	—	20	4	—	24
Other	—	—	(4)	—	—	(4)

Net cash flows used in investing Activities	(3,379)	(2,864)	(589)	(3,129)	6,430	(3,531)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(1,494)	(1,520)	—	3,014	(775)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Proceeds from exercise of stock options	4	—	—	—	—	4
Excess tax benefit from stock-based compensation	4	—	—	—	—	4
Repayments of long-term debt	—	(190)	—	—	—	(190)
Repayments of term loan credit facility	(8)	—	—	—	—	(8)
Proceeds from issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan credit facility	1,550	—	—	—	—	1,550
Deferred debt issuance costs	(52)	—	—	—	—	(52)
Intercompany notes payable	104	3,173	(1)	3,154	(6,430)	—

Net cash flows from (used in) financing activities	2,425	1,489	(1,521)	3,154	(3,373)	2,174

Net change in cash and cash equivalents	69	(11)	(195)	237	—	100
Cash and cash equivalents at beginning of year	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of year	$296	$22	$848	$267	$—	$1,433

For the Year Ended December 31, 2005
Cash flows from operating activities	$726	$343	$1,147	$79	$(1,022)	$1,273

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	—	(10,883)	—	—	(10,883)
Proceeds from sale of short-term investments	—	—	9,985	—	—	9,985
Purchases of long-term investments	—	(5)	—	—	—	(5)
Capital expenditures	—	—	(97)	(10)	2	(105)
Distributions from equity investments	—	—	—	12	—	12
Investment (to subsidiaries) from parent	—	(22)	7	15	—	—
Acquisition	—	—	—	(45)	—	(45)
Net proceeds from the sale of businesses	—	—	48	—	—	48
Other, net	—	—	6	—	(2)	4
Intercompany notes receivable	—	18	11	—	(29)	—

Net cash flows used in investing activities	—	(9)	(923)	(28)	(29)	(989)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(575)	(463)	(435)	(75)	973	(575)
Dividends paid on preferred stock	(49)	—	—	—	49	—
Proceeds from exercise of stock options	3	—	—	—	—	3
Repurchase of common stock	(3)	—	—	—	—	(3)
Repayments of long-term debt	—	(360)	—	—	—	(360)
Proceeds from issuance of long-term debt	—	499	—	—	—	499
Deferred debt issuance costs	—	(7)	—	—	—	(7)
Debt retirement costs	—	(7)	—	—	—	(7)
Intercompany notes payable	(16)	6	(2)	(17)	29	—

Net cash flows used in financing activities	(640)	(332)	(437)	(92)	1,051	(450)

Net change in cash and cash equivalents	86	2	(213)	(41)	—	(166)
Cash and cash equivalents at beginning of year	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of year	$227	$33	$1,043	$30	$—	$1,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2004
Cash flows from operating activities	$295	$601	$1,083	$49	$(1,292)	$736

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(4,567)	—	—	(4,569)
Proceeds from sale of short-term investments	—	—	4,757	—	—	4,757
Purchases of long-term investments	—	(10)	—	—	—	(10)
Proceeds from sale of long-term investments	—	1	—	—	—	1
Capital expenditures	—	—	(76)	(16)	—	(92)
Acquisitions, net of cash acquired	(403)	(35)	603	—	—	165
Distributions from (investment in) equity investments	—	(2)	—	7	—	5
Other, net	—	—	3	—	—	3
Intercompany notes receivable	—	18	(413)	2	393	—

Net cash flows from (used in) investing activities	(403)	(30)	307	(7)	393	260

Cash flows from (used in) financing activities:
Repurchase of common stock	(43)	(28)	—	—	—	(71)
Dividends paid on common stock	(140)	(865)	(670)	—	1,292	(383)
Repayments of long-term debt	—	(56)	—	—	—	(56)
Proceeds from exercise of stock options	32	11	—	—	—	43
Intercompany notes payable	400	12	(5)	(14)	(393)	—

Net cash flows from (used in) financing activities	249	(926)	(675)	(14)	899	(467)

Net change in cash and cash equivalents	141	(355)	715	28	—	529
Cash and cash equivalents at beginning of year	—	386	541	43	—	970

Cash and cash equivalents at end of year	$141	$31	$1,256	$71	$—	$1,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2006
Assets
Cash and cash equivalents	$296	$22	$848	$267	$—	$1,433
Short-term investments	—	117	1,176	—	—	1,293
Accounts receivable, net	4	2	64	30	—	100
Accounts receivable, related party	—	—	51	11	—	62
Income tax receivable	—	1	6	—	—	7
Inventories	—	—	910	246	(1)	1,155
Deferred income taxes, net	3	1	768	21	—	793
Prepaid expenses	6	—	96	6	(16)	92
Short-term intercompany notes and interest receivable	83	99	433	—	(615)	—
Other intercompany receivables	522	38	—	29	(589)	—

Total current assets	914	280	4,352	610	(1,221)	4,935
Property, plant and equipment, net	—	—	955	107	—	1,062
Trademarks, net	—	—	1,906	1,573	—	3,479
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	180	35	—	215
Long-term intercompany notes	2,160	244	472	—	(2,876)	—
Investment in subsidiaries	9,253	7,684	52	—	(16,989)	—
Other assets and deferred charges	96	29	173	40	(26)	312

Total assets	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,216	$21	$—	$2,237
Accounts payable and other accrued liabilities	323	8	998	127	(16)	1,440
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	—	344
Short-term intercompany notes and interest payable	26	407	3	179	(615)	—
Other intercompany payables	—	—	589	—	(589)	—

Total current liabilities	601	507	3,877	327	(1,220)	4,092
Intercompany notes and interest payable	472	—	4	2,400	(2,876)	—
Long-term debt (less current maturities)	4,229	160	—	—	—	4,389
Deferred income taxes, net	—	—	605	588	(26)	1,167
Long-term retirement benefits	41	19	1,101	66	—	1,227
Other noncurrent liabilities	37	91	123	9	—	260
Shareholders’ equity	7,043	7,460	7,683	1,847	(16,990)	7,043

Total liabilities and shareholders’ equity	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2005
Assets
Cash and cash equivalents	$227	$33	$1,043	$30	$—	$1,333
Short-term investments	—	111	1,262	—	—	1,373
Accounts receivable, net	—	8	61	30	—	99
Accounts receivable, related party	—	—	67	—	—	67
Income tax receivable	—	74	85	—	—	159
Inventories	—	—	974	92	—	1,066
Deferred income taxes, net	3	2	844	16	—	865
Prepaid expenses	6	5	89	5	(7)	98
Assets held for sale	—	—	1	4	—	5
Short-term intercompany notes and interest receivable	—	88	424	9	(521)	—
Other intercompany receivables	248	—	—	78	(326)	—

Total current assets	484	321	4,850	264	(854)	5,065
Property, plant and equipment, net	—	—	995	58	—	1,053
Trademarks, net	—	—	2,008	180	—	2,188
Goodwill	—	—	5,309	363	—	5,672
Other intangibles, net	—	—	147	79	—	226
Long-term intercompany notes	—	263	367	—	(630)	—
Investment in subsidiaries	6,860	8,472	29	—	(15,361)	—
Other assets and deferred charges	20	60	204	44	(13)	315

Total assets	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,236	$18	$—	$2,254
Accounts payable and other accrued liabilities	383	40	1,086	103	(7)	1,605
Due to related party	—	—	31	—	—	31
Deferred revenue, related party	—	—	69	—	—	69
Current maturities of long-term debt	—	190	—	—	—	190
Short-term intercompany notes and interest payable	23	401	12	85	(521)	—
Other intercompany payables	—	323	3	—	(326)	—

Total current liabilities	406	954	3,437	206	(854)	4,149
Intercompany notes and interest payable	367	—	7	256	(630)	—
Long-term debt (less current maturities)	—	1,558	—	—	—	1,558
Deferred income taxes, net	—	5	562	84	(12)	639
Long-term retirement benefits	25	18	1,317	14	—	1,374
Other noncurrent liabilities	13	91	137	5	—	246
Shareholders’ equity	6,553	6,490	8,449	423	(15,362)	6,553

Total liabilities and shareholders’ equity	$7,364	$9,116	$13,909	$988	$(16,858)	$14,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth(2)

2006

Net sales	$1,960	$2,291	$2,190	$2,069
Gross profit	795	1,015	988	909
Net income from continuing operations	280	367	309	180
Extraordinary item, net of income taxes	65	9	—	—
Net income	345	376	309	180

Per share data (1):
Basic:
Net income from continuing operations	0.95	1.24	1.05	0.61
Extraordinary item, net of income taxes	0.22	0.03	—	—
Net income	1.17	1.27	1.05	0.61
Diluted:
Net income from continuing operations	0.95	1.24	1.05	0.61
Extraordinary item, net of income taxes	0.22	0.03	—	—
Net income	1.17	1.27	1.05	0.61

2005

Net sales	$1,957	$2,103	$2,149	$2,047
Gross profit	846	862	765	864
Net income from continuing operations	281	251	213	240
Discontinued operations, net of income taxes	—	—	—	2
Extraordinary item, net of income taxes	—	—	—	55
Net income	281	251	213	297

Per share data (1):
Basic:
Net income from continuing operations	0.95	0.85	0.72	0.81
Discontinued operations, net of income taxes	—	—	—	0.01
Extraordinary item, net of income taxes	—	—	—	0.19
Net income	0.95	0.85	0.72	1.01
Diluted:
Net income from continuing operations	0.95	0.85	0.72	0.81
Discontinued operations, net of income taxes	—	—	—	0.01
Extraordinary item, net of income taxes	—	—	—	0.19
Net income	0.95	0.85	0.72	1.01

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

(2)	Fourth quarter 2006 net income from continuing operations includes a $90 million trademark impairment. Fourth quarter 2005 net income from continuing operations includes a $198 million trademark impairment.

Note 24 — Subsequent Events

On October 25, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange $161 million of RJR unsecured notes for RAI registered secured notes. At the expiration of the exchange offer on February 15, 2007, 29% of the RJR unsecured notes had been validly tendered for exchange and were accepted by RAI.

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

Internal Control over Financial Reporting

Limitation on the Effectiveness of Controls

Internal controls are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded, executed and reported in accordance with management’s authorization. The effectiveness of internal controls is supported by qualified personnel and an organization structure that provides an appropriate division of responsibility and formalized procedures. An internal audit staff regularly monitors the adequacy and effectiveness of internal controls, including reporting to RAI’s audit committee. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. See “Management’s Report on Internal Control over Financial Reporting” in Item 8.

Changes in Controls

There have been no changes in RAI’s internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 30, 2007, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

Item 11.	Executive Compensation

Item 11 is incorporated by reference to the following sections of the Proxy Statement: “Executive Compensation;” “Executive Compensation-Compensation Committee Report;” “The Board of Directors — Committees and Meetings of the Board of Directors — Compensation Committee; Compensation Committee Interlocks and Insider Participation;” and “The Board of Directors — Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” “Security Ownership of Certain Beneficial Owners and Management — Standstill Provisions; Transfer Restrictions.” For information regarding securities authorized for issuance under equity compensation plans, see note 16 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to the following sections of the Proxy Statement: “Certain Relationships and Related Transactions;” and “The Board of Directors-Determination of Independence of Directors.”

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

(a) The following documents are filed as a part of this report:

(1) Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3) See (b) below.

(b)	Exhibit Numbers 10.37 through 10.72 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit
Number

2.1	Purchase Agreement, dated April 24, 2006, by and among(i) Reynolds American Inc., (ii) Reynolds American Inc.’s direct, wholly owned acquisition subsidiary, Pinch Acquisition Corporation, (iii) Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and (iv) GP Investor, L.L.C. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated April 24, 2006).
2.2	Amendment No. 1, dated as of May 31, 2006, to the Purchase Agreement, dated as of April 24, 2006, by and among Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, GP Investor, L.L.C., Reynolds American Inc. and Conwood Holdings, Inc. (f/k/a Pinch Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
3.2	Amended and Restated Bylaws of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated November 29, 2006).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.4	Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.5	Guarantee, dated as of May 18, 1999, by R.J. Reynolds Tobacco Company to the holders and to The Bank of New York, as Trustee, issued in connection with the Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.6	First Supplemental Indenture, dated as of December 12, 2000, among RJR Acquisition Corp., R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.7	Second Supplemental Indenture, dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture, dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

Exhibit
Number

4.8	Third Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
4.9	Fourth Supplemental Indenture, dated July 6, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and various subsidiaries of Reynolds American Inc. as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s From 8-K dated July 11, 2005).
4.10	Fifth Supplemental Indenture, dated May 31, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.5 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.11	Sixth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.12	Seventh Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.13	Indenture, dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.14	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.15	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
4.16	Third Supplemental Indenture, dated May 31, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.17	Fourth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.18	Fifth Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

Exhibit
Number

4.19	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.20	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.21	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.1	Fourth Amended and Restated Credit Agreement, dated as of May 31, 2006, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.2	Second Amended and Restated Pledge Agreement, dated as of May 31, 2006, among Reynolds American Inc., certain of its subsidiaries as pledgors and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.3	Second Amended and Restated Security Agreement, dated as of May 31, 2006, among Reynolds American Inc., certain of its subsidiaries as assignors and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.4	Fifth Amended and Restated Subsidiary Guaranty, dated as of May 31, 2006, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.5	Form of First Amended and Restated Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (North Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.6	Form of First Amended and Restated Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits (Bibb County, Georgia) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Grantee (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.7	Form of First Amended and Restated Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Cherokee County, South Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Mortgagee (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.8	Purchase Agreement, dated June 22, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., the guarantors listed therein and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as representatives of the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 22, 2005).
10.9	Purchase Agreement, dated May 18, 2006, by and among Reynolds American Inc., the guarantors listed therein, and Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., for themselves and as representatives of the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit
Number

10.10	Registration Rights Agreement, dated June 29, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., the guarantors listed in Schedule 1 thereto, Citigroup Capital Markets Inc., J.P. Morgan Securities Inc. and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 6, 2005).
10.11	Registration Rights Agreement, dated May 31, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.12	Registration Rights Agreement, dated June 20, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
10.13	Subsidiary Assumption and Joinder Agreement dated as of September 30, 2006 among JPMorgan Chase Bank, N.A., as Administrative Agent, R. J. Reynolds Global Products, Inc., RJR Packaging, LLC and Scott Tobacco LLC (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
10.14	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.15	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.16	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).
10.17	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.18	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.19	October 2005 Amendments to the Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.20	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.21	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.22	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated June 14, 1999).
10.23	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

Exhibit
Number

10.24	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.25	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.26	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R. J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.27	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.28	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).
10.29	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.30	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.31	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.32	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.33	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.34	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.35	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.36	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

Exhibit
Number

10.37	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated September 13, 2006).
10.38	Amended and Restated Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP, dated September 13, 2006 (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Form S-4 filed October 3, 2006).
10.39	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 30, 2004).
10.40	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.41	Amended and Restated (effective as of February 2, 2005) Deferred Compensation Plan for Directors of Reynolds American Inc., referred to as the DCP (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.42	Amendment No. 1 to the DCP, dated July 19, 2006 (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.43	Amended and Restated Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.44	Form of Performance Unit Agreement (one-year vesting), dated February 9, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 9, 2006).
10.45	Form of Performance Unit Agreement (one-year vesting), dated February 6, 2007, between Reynolds American Inc. and the grantee named therein.
10.46	Form of Performance Unit Agreement (three-year vesting), dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 2, 2005).
10.47	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006).
10.48	Performance Unit Agreement, dated January 1, 2007, between Reynolds American Inc. and Daniel M. Delen.
10.49	Form of Performance Share Agreement, dated August 31, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 31, 2004).
10.50	Form of Performance Share Agreement, dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated March 2, 2005).
10.51	Form of Restricted Stock Agreement, dated March 6, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006).
10.52	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.53	Letter Agreement regarding Severance Benefits and Change of Control Protections dated October 7, 2004, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated October 7, 2004).
10.54	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).

Exhibit
Number

10.55	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004 offer letter (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.56	Offer of Employment Letter, dated August 18, 2006, by Reynolds American Inc. and E. Julia (Judy) Lambeth, accepted by Ms. Lambeth on August 19, 2006 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 19, 2006).
10.57	Retention Bonus Letter, dated June 30, 2006, between Reynolds American Inc. and Charles A. Blixt.
10.58	Retention Bonus Letter, dated February 20, 2007, between Reynolds American Inc. and McDara P. Folan, III.
10.59	Letter Agreement regarding Severance Benefits, dated January 17, 2007, between Reynolds American Inc. and Lynn J. Beasley, accepted by Ms. Beasley on February 26, 2007.
10.60	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.61	Reynolds American Inc. Executive Severance Plan, effective January 1, 2007.
10.62	Reynolds American Inc. Annual Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 30, 2005).
10.63	Amendment No. 1 to Annual Incentive Award Plan, amended and restated as of January 1, 2006, dated July 18, 2006 (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006).
10.64	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.65	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).
10.66	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A.
10.67	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004) (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.68	Form of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Trust Agreement for the executive officer named therein (incorporated by reference to Exhibit 10.68 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.69	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004 by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.70	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.71	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees.
10.72	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees.

Exhibit
Number

10.73	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.74	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.75	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.76	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2006.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Auditor.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	R. J. Reynolds Tobacco Company and Subsidiaries Audited Financial Statements as of December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: February 27, 2007

By:	/s/ Susan M. Ivey
Susan M. Ivey
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 27, 2007

/s/ Dianne M. Neal Dianne M. Neal	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2007

/s/ Michael S. Desmond Michael S. Desmond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2007

/s/ Betsy S. Atkins Betsy S. Atkins	Director	February 27, 2007

/s/ John T. Chain, Jr. John T. Chain, Jr.	Director	February 27, 2007

/s/ Martin D. Feinstein Martin D. Feinstein	Director	February 27, 2007

/s/ Antonio Monteiro de Castro Antonio Monteiro de Castro	Director	February 27, 2007

/s/ Nana Mensah Nana Mensah	Director	February 27, 2007

/s/ H.G.L. Powell H.G.L. Powell	Director	February 27, 2007

/s/ Joseph P. Viviano Joseph P. Viviano	Director	February 27, 2007

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	February 27, 2007

/s/ Neil R. Withington Neil R. Withington	Director	February 27, 2007