Form 10-Q
period 2007-03-31
REYNOLDS AMERICAN INC
filed 2007-05-04
CIK 1275283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑                      Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 294,997,018 shares of common stock, par value $.0001 per share, as of April 13, 2007

PART I – Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Net sales[1]	$2,018	$1,815
Net sales, related party	130	145

Net sales	2,148	1,960
Costs and expenses:
Cost of products sold[1,2]	1,175	1,165
Selling, general and administrative expenses	393	342
Amortization expense	6	7

Operating income	574	446
Interest and debt expense	89	35
Interest income	(38)	(36)
Other income, net	(1)	—

Income from continuing operations before income taxes	524	447
Provision for income taxes	196	167

Income before extraordinary item	328	280
Extraordinary item — gain on acquisition	—	65

Net income	$328	$345

Basic income per share:
Income from continuing operations	$1.11	$0.95
Extraordinary item	—	0.22

Net income	$1.11	$1.17

Diluted income per share:
Income from continuing operations	$1.11	$0.95
Extraordinary item	—	0.22

Net income	$1.11	$1.17

Dividends declared per share	$0.75	$0.625

[1]	Excludes excise taxes of $494 million and $500 million for the three months ended March 31, 2007 and 2006, respectively.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from (used in) operating activities:
Net income	$328	$345
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	34	44
Restructuring and asset impairment charges, net of cash payments	(1)	(6)
Acquisition restructuring charges, net of cash payments	(2)	(39)
Deferred income tax expense (benefit)	(4)	17
Extraordinary item — gain on acquisition	—	(65)
Other changes, that provided (used) cash:
Accounts and other receivables	(31)	(16)
Inventories	7	36
Accounts payable and accrued liabilities including income taxes and other working capital	(75)	(119)
Tobacco settlement and related expenses	(474)	(345)
Pension and postretirement	(306)	(187)
Other, net	(16)	25

Net cash flows used in operating activities	(540)	(310)

Cash flows from (used in) investing activities:
Purchases of short-term investments	(1,958)	(2,265)
Proceeds from short-term investments	2,441	3,161
Capital expenditures	(28)	(41)
Distribution from equity investees	5	3
Proceeds from sale of business	—	3
Other, net	—	1

Net cash flows from investing activities	460	862

Cash flows from (used in) financing activities:
Dividends paid on common stock	(222)	(184)
Repayment of long-term debt	(4)	—
Proceeds from exercise of stock options	—	2
Excess tax benefit from stock-based compensation	1	2
Repurchase of common stock	(60)	—

Net cash flows used in financing activities	(285)	(180)

Net change in cash and cash equivalents	(365)	372
Cash and cash equivalents at beginning of period	1,433	1,333

Cash and cash equivalents at end of period	$1,068	$1,705

Income taxes paid, net of refunds	$31	$208
Interest paid	$49	$23
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,068	$1,433
Short-term investments	811	1,293
Accounts receivable, net of allowance (2007 – $3; 2006 – $4)	93	100
Accounts receivable, related party	54	62
Other receivables	45	7
Inventories	1,148	1,155
Deferred income taxes	811	793
Prepaid expenses and other current assets	238	92

Total current assets	4,268	4,935
Property, plant and equipment, net of accumulated depreciation (2007 – $1,477; 2006 – $1,449)	1,062	1,062
Trademarks, net of accumulated amortization (2007 – $519; 2006 – $517)	3,477	3,479
Goodwill	8,175	8,175
Other intangibles, net of accumulated amortization (2007 – $61; 2006 – $57)	211	215
Other assets and deferred charges	522	312

	$17,715	$18,178

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$207	$275
Tobacco settlement and related accruals	1,763	2,237
Due to related party	9	9
Deferred revenue, related party	54	62
Current maturities of long-term debt	344	344
Other current liabilities	1,213	1,165

Total current liabilities	3,590	4,092
Long-term debt (less current maturities)	4,388	4,389
Deferred income taxes	1,068	1,167
Long-term retirement benefits	1,176	1,227
Other noncurrent liabilities	390	260
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2007 – 294,992,328; 2006 – 295,624,741)	—	—
Paid-in capital	8,644	8,702
Accumulated deficit	(1,130)	(1,241)
Accumulated other comprehensive loss (defined benefit pension and post-retirement plans: 2007 – $412; 2006 – $418, net of tax)	(411)	(418)

Total shareholders’ equity	7,103	7,043

	$17,715	$18,178

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1–Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company; Lane, Limited, referred to as Lane; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; R. J. Reynolds Global Products, Inc., referred to as GPI; and Conwood Company, LLC, Conwood Sales Co., LLC, Scott Tobacco LLC and Rosswil LLC, collectively referred to as Conwood.
     RAI was created to facilitate the July 30, 2004, transactions to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. As a result of the business combination, B&W owns approximately 42% of RAI’s outstanding common stock. Also, as part of the combination transactions, RAI acquired from an indirect subsidiary of BAT the capital stock of a subsidiary which then owned all of the capital stock of Lane, and RJR became a wholly owned subsidiary of RAI. These July 30, 2004, transactions generally are referred to as the B&W business combination.
     References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation. References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation.
     On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., acquired Conwood, in a $3.5 billion stock acquisition. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new RAI debt securities and available cash and was treated as a purchase of the Conwood net assets by RAI for financial accounting purposes. The condensed consolidated financial statements (unaudited) of RAI include the results of the Conwood operations subsequent to May 31, 2006.
     Beginning January 1, 2007, the management and distribution of Lane’s cigarette brands, DUNHILL and STATE EXPRESS 555, were transferred to RJR Tobacco, and the distribution of Lane’s remaining products was transferred to Conwood.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 8 and as otherwise noted. All share and per share amounts reflect the two-for-one split of RAI’s common stock on August 14, 2006.
Master Settlement Agreement and Federal Tobacco Buyout Expenses
     Cost of products sold includes the following components for Master Settlement Agreement, referred to as MSA, and other state settlements and federal tobacco buyout expenses:

	For The Three Months Ended
	March 31,
	2007	2006
Settlement	$674	$622

Federal tobacco quota buyout	$70	$66
Federal quota tobacco stock liquidation assessment	—	(9)

Total quota buyout expense	$70	$57

     For additional information, see “—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” and “—Tobacco Buyout Legislation” in note 8.
Intangible Assets
     The changes in the carrying amount of trademarks during the three months ended March 31, 2007, were as follows:

	RJR Tobacco		Santa Fe	Lane	Conwood
	Indefinite	Finite	Indefinite	Indefinite	Indefinite	Finite
	Life	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2007	$1,859	$47	$155	$25	$1,390	$3	$3,479
Amortization expense	—	(2)	—	—	—	—	(2)

Balance as of March 31, 2007	$1,859	$45	$155	$25	$1,390	$3	$3,477

     The changes in the carrying amount of other intangibles during the three months ended March 31, 2007, were as follows:

	RJR Tobacco		Lane	GPI
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2007	$20	$116	$35	$44	$215
Balance transfer	35	—	(35)	—	—
Amortization expense	—	(4)	—	—	(4)

Balance as of March 31, 2007	$55	$112	$—	$44	$211

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Concurrent with the transfer of the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands to RJR Tobacco from Lane on January 1, 2007, a $35 million indefinite-lived intangible asset was transferred to RJR Tobacco from Lane.
     There were no changes in the carrying amounts of goodwill during the three months ended March 31, 2007.
     Indefinite-lived intangibles include acquired distribution agreements of RJR Tobacco and acquired distribution rights of GPI. Details of finite-lived intangible assets as of March 31, 2007, were as follows:

		Accumulated
	Gross	Amortization	Net
Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	40	111
Technology-based	3	2	1

Total other intangibles	173	61	112
Trademarks	86	38	48

	$259	$99	$160

     As of March 31, 2007, the estimated remaining amortization expense associated with finite-lived intangible assets in each of the next five years was as follows:

Year	Amount
Remainder of 2007	$17
2008	20
2009	20
2010	19
2011	19
2012	18
Thereafter	47

$160

Pension and Postretirement
     Recognized gains or losses include changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from actual experience differing from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in Statement of Financial Accounting Standards, referred to as SFAS, No. 87, “Employers’ Accounting for Pensions,” is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years.
     The components of the total benefit are set forth below:

	For The Three Months Ended
	March 31,
			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service cost	$10	$9	$1	$1
Interest cost	78	76	23	22
Expected return on plan assets	(109)	(91)	(7)	(7)
Amortization of prior service cost	—	—	(3)	(3)
Amortization of net loss	10	17	6	6

Total benefit cost	$(11)	$11	$20	$19

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $300 million to its pension plans in 2007. Of this amount, RAI contributed $291 million to its pension plans during the first three months of 2007.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, RAI adopted Financial Accounting Standards Board, referred to as FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN No. 48. FIN No. 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. RAI’s adoption of FIN No. 48 resulted in a cumulative adjustment to retained earnings as of January 1, 2007, of $5 million.
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
Note 2–Restructuring and Asset Impairment Charges
2004 B&W Business Combination Restructuring Costs
     The components of the 2004 B&W business combination restructuring costs accrued and utilized were as follows:

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance, December 31, 2005	72	40	112
Utilized in 2006	(69)	(12)	(81)
Adjustment to goodwill	(2)	(8)	(10)

Balance, December 31, 2006	1	20	21
Utilized in 2007	(1)	(1)	(2)

Balance, March 31, 2007	$—	$19	$19

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In connection with the allocation of the cost of the B&W business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance payments to approximately 2,450 former B&W employees in operations, sales and corporate functions, which was significantly completed by mid-year 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that were to be exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
     As of March 31, 2007, $237 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of March 31, 2007, $7 million is included in other current liabilities and $12 million is included in other noncurrent liabilities.
Note 3–Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Income from continuing operations	$328	$280
Extraordinary item – gain on acquisition	—	65

Net income	$328	$345

Basic weighted average shares, in thousands[1]	295,038	294,954
Effect of dilutive potential shares:
Options	253	331
Restricted stock	167	—

Diluted weighted average shares, in thousands	295,458	295,285

[1]	Outstanding contingently issuable restricted stock of 0.7 million shares and 0.3 million shares were excluded from the basic share calculation for the three months ended March 31, 2007 and 2006, respectively, as the related vesting provisions had not been met.
Note 4–Inventories
     The major components of inventories were as follows:

	March 31,	December 31,
	2007	2006
Leaf tobacco	$887	$930
Raw materials	47	44
Work in process	55	54
Finished products	190	164
Other	27	26

Total	1,206	1,218
Less LIFO allowance	58	63

	$1,148	$1,155

     RAI recorded $1 million of expense from expected LIFO layer liquidations for the three-month period ended March 31, 2007. RAI will perform its annual LIFO inventory valuation at December 31, 2007, and interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5–Income Taxes
     RAI recorded a cumulative effect for a change in accounting principle of $5 million concerning a decrease of reserves related to uncertain tax positions. This change was accounted for as an increase to the opening balance of retained earnings. After the cumulative effect decrease, RAI had approximately $164 million of gross unrecognized tax benefits. Of this total, $100 million, net of federal benefit on state issues and deposits, represents the amount of unrecognized tax benefits that would affect the effective income tax rate if recognized in future periods.
     In its adoption of FIN No. 48, RAI has elected, consistent with its past accounting practice, to classify interest and penalties related to its uncertain tax position as tax expense. RAI accrued $59 million of gross interest and penalties as of January 1, 2007.
     Included in the first quarter 2007 income tax expense pursuant to FIN No. 48 was approximately $4 million of additional tax, interest, net of federal benefit, and penalties associated with uncertain tax positions. Of this amount, $2 million relates to net interest and penalties.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, RAI does not expect the change to have a significant impact on its results of operations or financial position.
     The provision for income taxes was $196 million, or an effective rate of 37.4%, in the first quarter of 2007 compared with $167 million, or an effective rate of 37.3%, in the first quarter of 2006.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the estimated domestic production credit of the American Jobs Creation Act enacted on October 22, 2004.
     RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. The Internal Revenue Service completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006. Discussions with the IRS during the first quarter of 2007, indicate that a resolution is expected by the end of the year. The IRS adjustments have been reflected in the FIN No. 48 liability balance. Overpayments for the prior IRS audits are available to cover any additional tax and interest which may be due as the result of the 2002-2003 protest resolution. There are no additional IRS examinations scheduled at this time.
     For years through 1999, substantially all material state income tax matters have been concluded and the federal audit adjustments for years prior to 2002 have been reported to the states.
     In the first quarter of 2006, RAI recorded an adjustment of $65 million to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.
Note 6–Financial Instruments
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion of debt, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012. Swaps related to $500 million of notes were settled through 2006. Of the remaining $750 million RJR publicly registered notes with swap agreements, $605 million were exchanged for RAI notes in the second quarter of 2006, and the associated swaps were assigned to RAI. In February 2007, an additional $42 million of RJR notes with swap agreements were exchanged for RAI notes with the associated swaps assigned to RAI. As a result of the swaps, as of March 31, 2007, the average interest rate on RAI’s consolidated $4.7 billion long-term debt was 7.22%.
     The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of March 31, 2007, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $17 million and $15 million at March 31, 2007 and December 31, 2006, respectively, included in other assets and deferred charges and is equal to the increase in the fair value of the hedged long-term debt.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.
Note 7–Long-Term Debt
     On October 25, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange $161 million of RJR unsecured notes for RAI registered secured notes. At the expiration of the exchange offer on February 15, 2007, 29% of the RJR unsecured notes had been validly tendered for exchange and were accepted by RAI. The $114 million in principal amount of RJR unsecured notes that were not tendered in the exchange offer and that remain outstanding remain guaranteed by RAI and certain of RJR’s subsidiaries, including RJR Tobacco.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2007.
Note 8–Commitments and Contingencies
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
Certain Terms and Phrases
     Certain terms and phrases used in this disclosure may require some explanation. The term “judgment” or “final judgment” refers to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. In most cases, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.
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
     The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
terms of settlements entered into by RJR Tobacco and B&W are explained below under “— Accounting for Tobacco-Related Litigation Contingencies.”
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
Accounting for Tobacco-Related Litigation Contingencies
     In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and Conwood, as applicable, record any loss concerning tobacco-related litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable.
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2007. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. Such claims were dismissed and the only claim remaining in the case involved alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Overruling the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. Trial of the case concluded on June 9, 2005. On August 17, 2006, the trial court found certain defendants liable for the RICO claims and issued an order for injunctive and other relief, but did not impose any direct financial penalties. Certain defendants, including RJR Tobacco, have appealed to the U.S. Court of Appeals for the District of Columbia. The government also has appealed. A comprehensive discussion of this case is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases.”
     Similarly, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees, including B&W. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during negotiations concerning the possible settlement of claims similar to those underlying the MSA and other state settlement agreements, among other things.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Conwood also believes that it has a number of valid defenses to the smokeless tobacco litigation against it. Conwood has asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by Conwood and its counsel. No verdict or judgment has been returned or entered against Conwood on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. Conwood intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2007.
Cautionary Statement
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, Conwood or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.
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
     Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco or its affiliates or indemnitees, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters against RJR Tobacco or its affiliates or indemnitees.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the business combination.
     During the first quarter of 2007, 17 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees, including B&W. On March 31, 2007, there were 1,238 cases (including 942 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W, as compared with 1,281 on March 31, 2006, and 1,351 on March 31, 2005, pending against RJR Tobacco or its affiliates or indemnitees, including B&W.
     As of April 13, 2007, 1,246 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,238 in the United States; four in Puerto Rico; three in Canada and one in Israel. Of the 1,238 total U.S. cases, 31 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,623 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of April 13, 2007, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of April 13, 2007:

Number of
State	U.S. Cases
West Virginia	932 *
Florida	101
Maryland	28
Missouri	27
New York	26
Louisiana	19
Mississippi	15
California	13
Illinois	8
Alabama	3
Tennessee	3
District of Columbia	3
Georgia	3
Connecticut	3
Pennsylvania	2
Delaware	2
New Jersey	2
Minnesota	2
Michigan	2
Ohio	2
North Carolina	2
South Dakota	2
Vermont	2
Massachusetts	2
Kentucky	2
Oregon	2
Kansas	2
Indiana	2
New Mexico	2
South Carolina	2
Arizona	2
Washington	2
Texas	1
Arkansas	1
Colorado	1
Hawaii	1
Iowa	1
Idaho	1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
Montana	1
North Dakota	1
Nebraska	1
New Hampshire	1
Nevada	1
Utah	1
Mariana Islands	1
Maine	1
Rhode Island	1
Wisconsin	1
Oklahoma	1
Wyoming	1

Total	1,238

*	927 of the 932 cases are pending as a consolidated action.
     Of the 1,238 pending U.S. cases, 48 are pending in federal court, 1,189 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of April 13, 2007, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of February 2, 2007, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on February 27, 2007, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as of	February 2,
Case Type	April 13, 2007	2007	Page Reference
Individual Smoking and Health	1,148	-21	23
Flight Attendant – ETS (Broin II)	2,623	-1	24
Class-Action	22	-1	25
Governmental Health-Care Cost Recovery	1	-2	32
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	36
Master Settlement Agreement-Enforcement and Validity	48	-1	36
Antitrust	4	-2	38
Other Litigation	12	+2	39
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
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal.
     In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nation-wide class of “lights” smokers and set a trial date of January 22, 2007. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument is scheduled for July 10, 2007.
     For a detailed description of these cases, see “— Class-Action Suits — Engle Case,” “— Governmental Health-Care Cost Recovery Cases — Department of Justice Case” and “— Class-Action Suits — ‘Lights’ Cases” below.
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
     The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.6 billion, $2.7 billion and $2.0 billion in 2006, 2005 and 2004, respectively. RJR Tobacco estimates its payments will be approximately $2.6 billion in 2007 and will be approximately $2.8 billion each year thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. Compared to prior years, however, it is possible that there will be an increased number of tobacco-related trials against RJR Tobacco or its affiliates and indemnitees, during 2007. The following table lists the trial schedule, as of April 13, 2007, for RJR Tobacco or its affiliates and indemnitees, including B&W, through March 31, 2008.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

January 22, 2007 [ONGOING]	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Superior Court San Francisco County (San Francisco, CA)

May 30, 2007	Standish v. American Tobacco Co. [Individual]	RJR Tobacco, B&W	Supreme Court Bronx County (Bronx, NY)

August 6, 2007	Menchini v. Philip Morris, Inc. [Broin II/ETS]	RJR Tobacco, B&W	Circuit Court 11th Judicial Circuit Miami-Dade County (Miami, FL)

September 17, 2007	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)

November 20, 2007	Ryan v. Philip Morris USA, Inc. [Individual]	RJR Tobacco, B&W	U.S. District Court Northern District Fort Wayne Division (Indianapolis, IN)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
January 7, 2008	Brown v. R.J. Reynolds Tobacco Co. [Individual (Engle III)]	RJR Tobacco	U.S. District Court Southern District (Miami, FL)

January 14, 2008	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)

February 19, 2008	Smith v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court Eastern District (New Orleans, LA)

March 17, 2008	Coy v. Philip Morris, Inc. [Individual]	RJR Tobacco, B&W	U.S. District Court Southern District (Miami, FL)

March 17, 2008	In re: Tobacco Litigation (Individual Personal Injury Cases) [Individual/Consolidated]	RJR Tobacco, B&W	Circuit Court Ohio County (Wheeling, WV)

March 19, 2008	Lopez v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court District of Puerto Rico (San Juan, PR)

March 24, 2008	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Jackson County (Kansas City, MO)

     Trial Results. From January 1, 1999 through April 13, 2007, 52 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 cases (including four mistrials) tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through April 13, 2007, verdicts were returned in 20 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.
     One case was tried in the first quarter of 2007 in which RJR Tobacco was a defendant. In Whiteley v. R.J. Reynolds Tobacco Co., an individual smoker case in California state court, jury selection began in January 2007. On May 2, 2007, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris. The jury also found that the plaintiffs are potentially entitled to punitive damages against RJR Tobacco. The jury will return on May 7, 2007, to hear argument and consider the amount of punitive damages to be awarded, if any.
     The following chart reflects the verdicts and post-trial developments in the smoking and health cases, other than the Whiteley case, that have been tried since January 1, 1999 and remain pending as of April 13, 2007, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

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
and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On December 21, 2006, the Florida Supreme Court, in response to motions from both sides, issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent, and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme Court mandate issued on January 11, 2007. On January 12, 2007, the defendants asked Florida’s Third District Court of Appeals to review issues that had been raised but not addressed by either appellate court. The Third District Court of Appeals denied the motion on February 21, 2007. On February 23, 2007, the defendants asked the Third District Court of Appeals for a partial stay of the mandate pending further appellate review. On March 7, 2007, five class members filed a motion to intervene along with a complaint for damages.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On August 2, 2006, the plaintiffs filed a motion for entry of partial judgment and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
			assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	notice of jury trial on punitive damages. The court granted the defendants’ motion to strike as premature the plaintiffs’ motion. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motion occurred on March 15, 2007. A decision is pending.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. The defendants’ motion to stay entry and enforcement of the final judgment pending further appeals was granted on January 5, 2007. The defendants filed a notice of appeal on January 25, 2007. Judgment was entered against B&W on March 7, 2007. On March 29, 2007, the defendants filed a notice of appeal. The appeals will be consolidated.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to any recovery. The court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on April 2, 2007.

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
order. On March 16, 2007, the trial court granted in part and denied in part the defendants’ motion for clarification. The defendants filed amended notices of appeal on March 29, 2007 and March 30, 2007.

Individual Smoking and Health Cases
     As of April 13, 2007, 1,148 individual cases, including 927 individual smoker cases in West Virginia state court in a consolidated action, were pending in the U.S. against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,143 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining five cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2007 to April 13, 2007, or remained on appeal as of April 13, 2007.
     On March 20, 2000, in Whiteley v. Raybestos-Manhattan, Inc. (a case filed in April 1999, and pending in Superior Court, San Francisco County, California), a jury awarded the plaintiffs $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeals. On April 7, 2004, the court of appeals reversed the judgment and remanded the case for a new trial. On April 28, 2006, the plaintiffs filed a consolidated amended complaint for survival/loss of consortium/wrongful death. The plaintiffs allege that use of the defendants’ products, along with exposure to asbestos, caused Mrs. Whiteley to develop lung cancer and ultimately die. With the filing of the consolidated complaint, the case name became Whiteley v. R. J. Reynolds Tobacco Co. Jury selection began on January 22, 2007. Opening statements occurred on February 26, 2007. On May 2, 2007, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris. The jury also found that the plaintiffs are potentially entitled to punitive damages against RJR Tobacco. The jury will return on May 7, 2007, to hear argument and consider the amount of punitive damages to be awarded, if any. In addition, as of the date of this filing, no final judgement has been entered in this case.
     On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. (a case filed in March 1999, and pending in the Court of Common Pleas, Philadelphia County, Pennsylvania). The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs of suit and attorneys’ fees in this wrongful death action against B&W. The plaintiff contends the decedent’s injury and death were directly related to the actions of the defendants. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. Oral argument is scheduled for May 16, 2007.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On July 5, 2006, the Appellate Division denied the defendants’ appeal of the trial court’s decision denying the defendants’ post-trial motions. The defendants’ motion for rehearing, or in the alternative, for leave to appeal to the New York Court of Appeals was denied on October 5, 2006. On November 20, 2006, the plaintiff filed a motion to enter judgment in the sum of $175,000 in compensatory damages (the original jury award reduced by 50%) and $5 million in punitive damages (the amount the plaintiff stipulated to). The motion was granted on December 8, 2006, and the defendants filed a notice of appeal on January 25, 2007. The defendants’ motion to stay entry and enforcement of the final judgment pending further appeals was granted on January 5, 2007. The stay is in effect for 15 days after the plaintiff serves notice of entry of judgment in order to allow the defendants to post a supersedeas bond. Once the plaintiff serves the notice of entry of judgment, the defendants will file a notice of appeal within 15 days. A memorandum was issued on March 7, 2007, which entered judgment against B&W. On March 29, 2007, the defendants filed a notice of appeal. The appeals of January 25, 2007 and March 29, 2007, will be consolidated.
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
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp. (a case filed in December 1996, and pending in New York Supreme Court, County of New York), a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal occurred on December 12, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.
Broin II Cases
     As of April 13, 2007, there were 2,623 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
     On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS. Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided during the period from January 1, 2007 to April 13, 2007, or remained on appeal or were otherwise pending as of April 13, 2007.
     In Janoff v. Philip Morris, Inc. (a case filed in February 2000 in Circuit Court, Miami-Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from, among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. On November 1, 2005, the Florida Supreme Court refused to hear the case. At this time, the plaintiff has not indicated whether the case will be retried.
     In Swaty v. Philip Morris, Inc. (a case filed in September 2000 in Circuit Court, Miami-Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on May 3, 2005, in an action brought against the major U.S. cigarette manufacturers seeking to recover an unspecified amount of compensatory damages pursuant to the Broin settlement. The plaintiff, Lorraine Swaty, alleged that as a result of exposure to ETS in airline cabins, she suffered from chronic sinusitis and asthma. On November 8, 2006, the Third District Court of Appeal affirmed the verdict. The plaintiff’s motion for rehearing and motion for clarification was denied on January 11, 2007. The mandate issued on January 29, 2007.
Class-Action Suits
     Overview. As of April 13, 2007, 22 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees, including B&W. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. All pending class-action cases are discussed below.
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
     On February 10, 2003, in Simms v. Philip Morris, Inc. (a case filed in May 2001, and pending in the U.S. District Court, District of Columbia), the court denied certification of a proposed nation-wide class of smokers who purchased cigarettes while under-age in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking: treble damages; disgorgement of unjust enrichment; to enjoin defendants from engaging in marketing or advertising campaigns that target and/or encourage under-age youth to purchase cigarettes, and from making false, misleading or deceptive statements concerning the health effects and addictive natures of cigarettes; to require the defendants to make corrective statements; and the recovery of attorneys’ fees, expert fees and costs. The action was brought to recover the purchase price paid by the plaintiffs and class members for defendants’ products while they were under-age, or in the alternative, to recover the unjust enrichment obtained by the defendants from the plaintiffs and class members while they were underage through the use of fraud, deception, misrepresentation, and other activities constituting racketeering, in violation of federal law. On December 21, 2006, the court denied the plaintiffs’ motions for reconsideration and reversal of the order that denied class certification.
Medical Monitoring and Smoking Cessation Cases
     Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co. (a case filed in May 1996, and pending in District Court, Orleans Parish, Louisiana), an appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. The plaintiffs allege that their use of the defendants’ products caused them to become addicted to nicotine. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking. On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The Louisiana Court of Appeal issued its opinion on February 7, 2007. The court found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to any recovery under Louisiana law. The court also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on April 2, 2007.
     In addition to the Scott case, one other medical monitoring class-action remains pending against RJR Tobacco, B&W, and other cigarette manufacturers. In Lowe v. Philip Morris, Inc. (a case filed in November 2001, and pending in Circuit Court, Multnomah County, Oregon), a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. On September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal. On March 20, 2007, the Oregon Supreme Court granted the plaintiffs’ petition for review. Oral argument is scheduled for September 5, 2007.
Engle Case
     Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co. (a case filed in May 1994, and pending in Circuit Court, Miami-Dade County, Florida), in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On January 12, 2007, the defendants asked the Third District Court of Appeal to rule on certain outstanding issues that were raised by the parties, but not addressed by the court in its prior rulings. That motion was denied on February 21, 2007. On February 23, 2007, the defendants asked the Florida Third District Court of Appeal for a partial stay of the mandate pending further appellate review. Five class members filed a motion to intervene along with a complaint for damages on March 7, 2007. On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. RJR Tobacco received $92 million of the cash collateral on April 23, 2007, and expects to receive the remaining $8 million of cash collateral later in the second quarter. RAI anticipates individual case filings in Florida will increase as a result of the Engle decision.
     RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc. (a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida), was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. Trial was scheduled to begin on November 27, 2006; however, on September 27, 2006, the trial court granted the defendants’ motion to strike as premature the plaintiffs’ motions and removed the case from the trial calendar. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motion occurred on March 15, 2007. A decision is pending.
California Business and Professions Code Cases
     On November 30, 2000, in Daniels v. Philip Morris Cos., Inc. (a case filed in April 1998, and pending in Superior Court, San Diego County, California), a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business and Professions Code §17200 and §17500. The plaintiffs allege that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Briefing is complete. Oral argument has not been scheduled.

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
“Lights” Cases
     As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Florida (2), Louisiana (1), Washington (1) and New York (1). The class in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, attorneys’ fees and costs from RJR Tobacco and/or B&W, unless otherwise noted.
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
     A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. The case was filed on February 10, 2000, in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The class members claim that the defendants sold and packaged “light cigarettes” as having lowered tar and nicotine delivery when in reality they were designed to deliver higher levels of tar and nicotine. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On May 8, 2006, the plaintiffs filed a motion to stay mandate until final disposition of their petition for certiorari to the U.S. Supreme Court. The motion was granted on May 19, 2006. The plaintiffs’ petition for writ of certiorari was denied on November 27, 2006. On December 15, 2006, the Illinois Supreme Court reversed the Circuit Court’s judgment and remanded the case with instructions to dismiss. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment, which was granted by the court. Judgment was entered dismissing the case with prejudice on the same day. The plaintiffs filed a motion to vacate and/or withhold judgment in the Circuit Court on January 17, 2007. The mandate from the Illinois Fifth District Court of Appeals issued March 14, 2007. In the event RJR Tobacco and its affiliates or indemnitees, including B&W, lose the Turner or Howard cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs seek compensatory and treble damages against each defendant, jointly and severally, for all losses and damages suffered as a result of the defendants’ alleged wrong-doings complained of, including pre- and post-judgment interest, costs and disbursements of the action, including attorneys’ fees and experts’ fees and costs. The plaintiffs also seek temporary, preliminary and permanent equitable and/or injunctive relief, including enjoining future wrong-doing, rescission, disgorgement of defendants’ ill-gotten funds, and attaching, impounding or imposing a constructive trust upon or otherwise restricting the proceeds of defendants’ ill-gotten funds. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” On September 25, 2006, the court issued its decision, among other things, granting class certification and setting a trial date of January 22, 2007. On October 6, 2006, the defendants filed a petition asking the U.S. Court of Appeals for the Second Circuit to review the class certification ruling. The defendants also filed a motion to stay the case pending resolution of the proposed interlocutory appeal. On November 16, 2006, the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Briefing is complete. Oral argument is scheduled for July 10, 2007.
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co. (a case filed in May 2000, and pending in Circuit Court, St. Louis County, Missouri), a judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” The plaintiffs seek mandatory injunctive relief sufficient to inform consumers of, among other things, the fact that “light” smoke is actually more mutagenic than regular tobacco smoke. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed light cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus, therefore achieving support for the claim that the cigarettes were “light” and that they contained “low tar and nicotine.” On December 22, 2006, the plaintiffs filed a motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp. (discussed below). On April 9, 2007, the Missouri Circuit Court granted the plaintiffs’ motion.
     In Black v. Brown & Williamson Tobacco Corp. (a case filed in November 2000, pending in Circuit Court, City of St. Louis, Missouri), B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed light cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic than regular tobacco smoke. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. As discussed in the prior paragraph, on December 22, 2006, the plaintiffs filed a motion to reassign this case and certain other cases to a single general division. On April 9, 2007, the Missouri Circuit Court granted the plaintiffs’ motion.
     RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class-actions to federal court. In Harper v. R. J. Reynolds Tobacco Co. (filed in May 2003, and pending in U.S. District Court, Western District, Louisiana), on January 27, 2005, the judge denied the plaintiffs’ motions to remand. The plaintiffs are claiming

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
economic losses for the purchase of RJR Tobacco’s “light” cigarette brands in Louisiana. The plaintiffs appealed the denial of the motion, and on July 17, 2006, the Fifth Circuit Court of Appeals affirmed the district court’s order. On June 17, 2005, RJR Tobacco and RJR filed a motion for summary judgment based on federal preemption.
     In Brown v. Brown & Williamson Tobacco Corp. (a case filed in April 2003, and pending in U.S. District Court, Western District, Louisiana), B&W filed a similar motion for summary judgment on July 5, 2005. The plaintiffs are seeking economic losses for the purchase of B&W’s “light” cigarette brands in Louisiana, claiming that these products were defective and marketed in a fraudulent and deceptive manner by defendants. On September 14, 2005, the court granted the motion in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but certified the case for interlocutory appeal. On February 10, 2006, the U.S. Court of Appeals for the Fifth Circuit granted B&W’s petition to appeal. On February 14, 2007, the Fifth Circuit reversed the judgment and remanded the case with directions to dismiss all claims with prejudice. On April 2, 2007, final judgment was entered in favor of B&W, and the case was dismissed with prejudice.
     In Dahl v. R. J. Reynolds Tobacco Co. (a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota), a judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota, based on Watson v. Philip Morris Companies, Inc. (described above). On October 17, 2005, the plaintiffs filed a motion to remand, which was denied on February 14, 2006. On March 9, 2006, the case was transferred to the U.S. Court of Appeals for the Eighth Circuit. On February 28, 2007, the Eighth Circuit reversed and remanded the case to the Minnesota Court of Appeals. Briefing is underway.
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
     In Huntsberry v. R. J. Reynolds Tobacco Co. (a case filed in April 2004, and pending in Superior Court, King County, Washington), the plaintiffs’ motion for class certification was denied on April 21, 2006. The case was brought against RJR Tobacco seeking, among other things, actual economic damages in the form of a refund of amounts paid by each plaintiff and the class to purchase RJR Tobacco’s “light” cigarettes, or in the alternative, diminished value as proven at trial, treble damages in an amount up to $10,000 per plaintiff and class member, and attorneys’ fees. The sum of all actual damages, treble damages, and attorneys’ fees is less than $75,000 per plaintiff or class member. The plaintiffs allege that the defendants have misrepresented and continue to misrepresent the tar and nicotine delivery and other qualities of “light” cigarettes, deliberately design and market “light” cigarettes to cause smokers to believe the cigarettes are less hazardous to smokers and deliver lower tar and nicotine than regular cigarettes. On September 18, 2006, the plaintiffs’ motion for discretionary review was denied. The plaintiffs’ motion to modify the ruling with the Washington Court of Appeals was denied on December 18, 2006. On March 1, 2007, the plaintiffs’ petition for review with the Washington Supreme Court was denied. The plaintiffs filed a motion to modify the ruling of the Washington Supreme Court on April 2, 2007. The motion is set for consideration without argument on June 5, 2007.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes.
     Finally, in Rivera v. Brown & Williamson Tobacco Corp. (filed in October 2006, pending in Circuit Court, Broward County, Florida), B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and filed its answer to the complaint on November 22, 2006. The plaintiffs claim that while promoting “low” tar and nicotine deliveries, the defendants designed “light” cigarettes to deliver higher levels of tar and nicotine than could be measured by the standard testing apparatus. They also claim that the defendants failed to disclose that the smoke produced by the “light” cigarettes is more mutagenic per milligram of tar than “regular” cigarettes.
Other Class Actions
     In Cleary v. Philip Morris, Inc. (a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois), the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The action is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 each, inclusive of punitive damages, interest and costs. On April 8, 2005, the plaintiffs filed a second amended complaint. On February 3, 2006, a hearing on the defendants’ motion to dismiss occurred. The court dismissed count V (public nuisance) and count VI (unjust enrichment) on March 27, 2006. On April 5, 2006, the plaintiffs filed a motion to reconsider certain of the findings in the court’s ruling on defendants’ motion to dismiss counts V and VI of the plaintiffs’ second amended complaint. The plaintiffs’ motion for reconsideration was granted in part and denied in part. The court stated that reconsideration would not revive the plaintiffs’ public nuisance and unjust enrichment claims because the plaintiffs still cannot allege a special or separate harm. The court merely reconsidered certain components of its analysis, but did not modify its original decision. On July 11, 2006, the plaintiffs filed a motion for class certification. A hearing is scheduled for September 6, 2007.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.
     Finally, a class-action complaint was filed against certain cigarette manufacturers and their parents, including RAI and RJR Tobacco, in December 2006, in the Circuit Court for Cook County, Illinois. In Espinosa v. Philip Morris USA, Inc., the plaintiffs brought the case on behalf of any and all persons similarly situated throughout Illinois and/or the United States who, from 1996 to the date of judgment, purchased, not for resale, the defendants’ cigarettes. The plaintiffs allege that the defendants increased the nicotine in their cigarette products and failed to inform the plaintiff and/or the class. The plaintiffs seek to recover an amount not less than the purchase price of defendants’ cigarette products, plus interest, attorneys’ fees and costs and such other relief as the court deems appropriate. The plaintiffs filed a motion for class certification and a motion for preservation of documents on December 11, 2006. On December 12, 2006, the defendants removed the case to the U.S. District Court for the Northern District of Illinois. The plaintiffs’ motion to remand was denied on March 26, 2007. The defendants filed a motion to dismiss the complaint on March 30, 2007.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2004 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2010 and
	2004	2005	2006	2007	2008	2009	thereafter
First Four States’ Settlements:[1]
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments[1]	7,004	7,004	7,004	7,004	7,143	7,143	7,143
Additional Annual Payments (through 2017)[1]	—	—	—	—	861	861	861
Base Foundation Funding	25	25	25	25	25	—	—
Growers’ Trust (through 2010) [2]	500	500	500	500	500	295	295
Offset by federal tobacco buyout [2]	—	(500)	(500)	(500)	(500)	(295)	(295)
Minnesota Blue Cross and Blue Shield	—	—	—	—	—	—	—

Total	$8,889	$8,389	$8,389	$8,389	$9,389	$9,364	$9,364

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

[2]	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “–Tobacco Buyout Legislation.”
RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

										2010 and
	2004	2005	2006	2007		2008		2009		thereafter
Settlement expenses	$2,183	$2,600	$2,611		—		—		—		—
Settlement cash payments	$2,046	$2,732	$2,631		—		—		—		—
Projected settlement expenses	—	—	—	>$	2,850	>$	2,800	>$	2,800	>$	2,900
Projected settlement cash payments	—	—	—	>$	2,600	>$	2,850	>$	2,800	>$	2,800
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for rehearing was denied in April 2005, and its petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded on June 10, 2005.
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
     On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part on March 16, 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 17, 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States. The defendants filed amended notices of appeal on March 29, 2007 and March 30, 2007.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens.
     There are no such cases currently pending against RJR Tobacco and its affiliates or indemnitees, including B&W, in the United States. In the Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court on the basis that Louisiana is not an appropriate forum. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005, against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking restitution, damages and compensation for all past and future damages including, but not limited to, all past and future health-care expenditures for illnesses associated with tobacco products, punitive or exemplary damages as may be allowed by law, pre- and post-judgment interest and all costs as provided by law, reasonable attorneys’ fees and costs for all general and equitable relief. The plaintiffs allege that the defendants are liable under breach of duty, negligence, breach of implied warranty, breach of express warranty, misrepresentation and conspiracy. On July 13, 2006, the Delaware Superior Court granted the defendants’ motion to dismiss. The plaintiffs filed notices of appeal to the Delaware Supreme Court on July 19, 2006. On August 28, 2006, the appeals were consolidated. On February 23, 2007, the Delaware Supreme Court affirmed the dismissals. The plaintiffs have until May 24, 2007, to file a petition for writ of certiorari to the U.S. Supreme Court.
     Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to directly recoup the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants (including RJR Tobacco) was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action (filed in January 2001, and pending in Supreme Court, British Columbia). The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected will be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In response to motions of certain defendants challenging, among other things, the constitutionality of the new statute, the court, in June 2003, dismissed the government’s action and set aside service ex juris. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. On September 28, 2005, the Supreme Court, in response to motions of certain defendants, ruled that the statute is constitutionally valid. On September 15, 2006, the B.C. Court of Appeal unanimously ruled that the foreign defendants served ex juris are subject to British Columbia law, allowing the government to proceed with its lawsuit against them. On November 10, 2006, RJR Tobacco filed an application for leave to appeal. The defendants, on November 24, 2006, filed a motion on consent to stay of proceedings pending the Supreme Court of Canada’s decision on the leave to appeal. On April 5, 2007, the Supreme Court dismissed RJR Tobacco’s application.
     On September 1, 1998, the General Health Services filed a statement of claim against certain cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the past and future value of the total expenditures for health-care services provided to residents of Israel resulting from tobacco-related disease, court ordered interest for past expenditures from date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The plaintiffs allege that the defendants are liable under the following theories: negligence, public nuisance, fraud, misleading advertisement, defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit, concealment, misrepresentation and conspiracy. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court. A hearing occurred on March 28, 2005, and a decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of April 13, 2007, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, discussed below.
     Native American Tribe Cases. As of April 13, 2007, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. (a case filed in September 1997, and pending in Tribal Court, Crow Creek Sioux, South Dakota). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant at this time.
     Hospital Cases. As of April 13, 2007, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery.
     Other Cases. On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleges that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. On September 7, 2006, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the First Circuit. Oral argument occurred on March 6, 2007. A decision is pending.
MSA-Enforcement and Validity
     As of April 13, 2007, there were 48 cases concerning the enforcement, validity or interpretation of the MSA and other state settlement agreements in which RJR Tobacco or B&W is a party. This number includes those cases relating to disputed payments under the MSA (discussed below).
     On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealled to the U.S. Court of Appeals for the Ninth Circuit. Oral argument occurred on February 15, 2007. A decision is pending.
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intend to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain Eclipse advertising violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. RJR Tobacco has answered the complaint. Discovery is underway. On February 28, 2007, the State of Vermont filed a motion to strike defendants’ demand for trial by jury. RJR Tobacco has filed its opposition to that motion.
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
     The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment, which relates to a specified market year, is available. An independent auditor designated under the MSA must determine that the participating manufacturers have experienced a certain market share loss to those manufacturers, referred to as NPMs, that do not participate in the MSA, and a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to such loss.
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
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by arbitration before a panel of three former federal judges. Following RJR Tobacco’s payment of a portion of its 2006 MSA payment into the disputed funds escrow account, 37 of the settling states filed legal proceedings in their respective courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay such

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
disputed amounts to the settling states. RJR Tobacco has defended these proceedings vigorously by, among other things, moving to compel arbitration as provided in the MSA.
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
     As of April 13, 2007, 42 out of 43 courts that had addressed the question whether disputes concerning the 2003 NPM Adjustment are arbitrable had ruled that arbitration is required under the MSA.
     During 2006, proceedings were initiated with respect to an NPM Adjustment for 2004. The independent auditor determined that the participating manufacturers again suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. On February 12, 2007, the independent economic consulting firm retained by the settling states and the cigarette manufacturers issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. On April 16, 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2004 NPM Adjustment as calculated by the MSA independent auditor.
     On October 12, 2006, the State of New York sent a 30-day notice, signed by 26 additional Attorneys General, that one or more of these states intended to initiate proceedings seeking declarations construing one or more terms under the MSA. The terms that the signatory states identified relate to the questions presented to the economic consulting firm in the context of the “significant factor proceedings” relating to the expected NPM Adjustment for the year 2004. To date, no actions have been filed pursuant to this notice.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of April 13, 2007, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for two state court cases pending in Kansas and in New Mexico.
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
     In Romero v. Philip Morris Cos., Inc. (a case filed in April 2000, pending in District Court, Rio Arriba County, New Mexico), a court granted class certification on May 14, 2003, but granted the defendants’ motion for summary judgment on June 30, 2006, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On August 14, 2006, the plaintiff filed a notice of appeal to the New Mexico Court of Appeals.
     On February 16, 2000, an antitrust class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the U.S. District Court for the District of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On April 22, 2004, RJR Tobacco and the plaintiffs settled, and the court approved that settlement on March 21, 2005. Under that settlement, RJR Tobacco paid $33 million into a settlement fund, which included costs and attorneys’ fees. RJR Tobacco also agreed to purchase annually a minimum of 90 million pounds, including the assumed obligation of B&W, of domestic green leaf flue-cured and burley tobacco combined for the next ten years, beginning with the 2004 crop year. The obligation to purchase leaf was extended an additional year because the federal government eliminated the tobacco price quota and price support program at the end of 2005.
     Pursuant to an amended complaint filed in the U.S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. The plaintiffs seek preliminary and permanent injunctive relief, enjoining RJR Tobacco from, among other things: continuing with the termination of the plaintiffs’ distributorship; continuing to refuse to honor invoices from the plaintiffs toward retail buydowns and retail contract payments; further reducing the price discounts and back-end monies received by the plaintiffs; and continuing its discriminatory pricing scheme. The plaintiffs allege that RJR Tobacco, in August 2000, implemented a discriminatory pricing scheme whereby it sold cigarettes at different prices to competing distributors, placing certain distributors at an extreme competitive disadvantage. As a result of the purported pricing scheme, the plaintiffs allegedly have suffered substantial damages in the form of lost profits and sales, loss of customers, loss of goodwill and additional injuries. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case, and the plaintiffs filed a notice of appeal of the summary judgment and dismissal.
     RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs, and those plaintiffs moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. In March 2006, McLane Company, Inc., a distributor and RJR Tobacco’s largest customer, acquired one of the remaining wholesaler plaintiffs, whose claim for damages in this case is approximately $3 million. On February 27, 2007, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s decision granting RJR Tobacco’s motion for summary judgment. The plaintiff has until May 29, 2007, to file a petition for writ of certiorari.
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
Other Litigation and Developments
     By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands International, Inc., referred to as Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.
     •     In February 2003, the RCMP filed criminal charges in the Province of Ontario against, and purported to serve summonses on, JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but has not actively pursued an appeal. A preliminary hearing was commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date. A decision is still pending.
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
     In addition, in a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001 and October 30, 2002 (see below) and against JTI on January 11, 2002.
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
     On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint (now dismissed) filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the plaintiffs sought review first by the U.S. Court of Appeals for the Second Circuit and then by the Supreme Court of the dismissal of their August 2001 complaint. The U.S. Court of Appeals for the Second Circuit affirmed the dismissal, and, on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari. This case remains stayed while the court and the parties work out a scheduling order.
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
     On May 23, 2001 and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages to compensate the plaintiff’s lost profits; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005. On January 19, 2007, the court released decisions on those two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. The court also advised the parties on January 19, 2007, that it expects to issue its ruling on the inequitable conduct trial before the end of February 2007, but has yet to rule on that matter. The court further stated that, by virtue of the grant of RJR Tobacco’s summary judgment motion of invalidity based on indefiniteness, it will enter a final judgment in RJR Tobacco’s favor after the decision on the inequitable conduct trial irrespective of whether that decision is in RJR Tobacco’s favor.
     On September 22, 2005, RJR Tobacco filed a case in the U.S. District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy the ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of the federal and North Carolina RICO statutes and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. RJR Tobacco seeks actual damages in an amount to be proven at trial, treble damages, an accounting of the defendants’ profits, disgorgement of the defendants’ ill-gotten proceeds and gains, a constructive trust on all funds or property that are the proceeds or profits of defendants’ participation in the scheme, costs of investigating the acts giving rise to this cause of action, attorneys’ fees and experts’ fees, and such other relief as the court deems appropriate. A motion for preliminary injunction requested that the court enjoin certain defendants from performing the fraudulent acts detailed in the complaint. On August 21, 2006, the court denied the outstanding motions to dismiss in their entirety and lifted the earlier stay of discovery. On January 30, 2007, the court granted RJR Tobacco’s motion for preliminary injunction. As of April 13, 2007, RJR Tobacco had settled with all of the 20 defendants. The case has been dismissed.
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
Smokeless Tobacco Litigation
     As of April 13, 2007, Conwood was a defendant in eight actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 942 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco defendants, and this litigation has been dormant.
     Pursuant to an amended complaint filed in July 2005, Conwood is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by Conwood. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000, as well as punitive damages. This case is still in its early stages.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
ERISA Litigation
     On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court require the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds. On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the U.S. Court of Appeals for the Fourth Circuit, which, on December 14, 2004, reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On June 6, 2006, the plaintiff filed a motion to amend the complaint to name as party defendants six individuals who were members of the two defendant committees. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot, including the plaintiff’s motion to name as additional defendants the six committee members. On April 6, 2007, the defendants moved to dismiss the amended complaint.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RAI or its subsidiaries.
Other Contingencies and Guarantees
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $1 million and $3 million during the first quarters of 2007 and 2006, respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
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
     Under certain circumstances, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. See note 6 for further information.
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Employees
     At March 31, 2007, RAI and its subsidiaries had approximately 7,400 full-time employees and approximately 100 part-time employees. The 7,400 full-time employees include approximately 6,000 RJR Tobacco employees and 800 Conwood employees. No employees of RAI or its subsidiaries are unionized.
Note 9—Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2006	$—	$8,702	$(1,241)	$(418)	$7,043
Cumulative effect of adoption of FIN No. 48	—	—	5	—	5

Adjusted balance as of January 1, 2007	—	8,702	(1,236)	(418)	7,048
Net income	—	—	328	—	328	$328
Pension adjustment, net of tax	—	—	—	6	6	6
Other	—	—	—	1	1	1

Total comprehensive income	—	—	—	—		$335

Dividends — $0.75 per share	—	—	(222)	—	(222)
Restricted stock grant/issue	—	1	—	—	1
Stock repurchased	—	(60)	—	—	(60)
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of March 31, 2007	$—	$8,644	$(1,130)	$(411)	$7,103

     On February 6, 2007, the Board of Directors of RAI authorized the repurchase of up to $75 million of RAI outstanding shares of common stock to offset the dilution from restricted stock grants and the exercise of previously granted options under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. During March 2007, RAI repurchased 984,000 shares of its common stock at an average per share price of $60.65 for a total of $60 million. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase.
     On February 6, 2007, the Board of Directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of shares of restricted RAI common stock under the LTIP, effective March 6, 2007. The 373,082 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2007, of $59.50. The shares of the restricted RAI common stock generally will vest on March 6, 2010. Compensation expense includes the vesting period elapsed. Dividends paid concurrently with RAI dividends are recognized as a reduction of equity.
Note 10—Segment Information
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL, WINSTON and SALEM, are currently six of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. As of January 1, 2007, the management and distribution of Lane’s cigarette brands, DUNHILL and STATE EXPRESS 555, transferred to RJR Tobacco.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug, and twist tobacco products, which held the first or second position in market share in each category in 2006. The Conwood acquisition occurred on May 31, 2006. Beginning January 1, 2007, Conwood began distribution of a variety of tobacco products manufactured by Lane, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe, GPI and the R.J. Reynolds-Gallaher International Sarl joint venture. The financial condition and results of operations of these operating segments do not meet the materiality criteria to be reportable.
      Beginning in 2007, the practice of allocating certain corporate expenses for segment reporting was discontinued. The amounts presented for prior periods have been reclassified to reflect the current segment composition.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products in the United States. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, manages a contract manufacturing business and, beginning January 1, 2007, manages the international business of Santa Fe, which includes the distribution of NATURAL AMERICAN SPIRIT in overseas markets.
     Segment Data:

	For the Three Months
	Ended March 31,
	2007	2006
Net sales:
RJR Tobacco	$1,899	$1,834
Conwood	155	28
All Other	94	98

Consolidated net sales	$2,148	$1,960

Operating income:
RJR Tobacco	$488	$419
Conwood	80	5
All Other	35	39
Corporate expense	(29)	(17)

Consolidated operating income	$574	$446

Reconciliation to income before income taxes:
Operating income	$574	$446
Interest and debt expense	89	35
Interest income	(38)	(36)
Other expense, net	(1)	—

Income from continuing operations before income taxes	$524	$447

	March 31,	December 31,
	2007	2006
Assets:
RJR Tobacco	$14,579	$14,955
Conwood	4,516	4,578
All Other	1,021	996
Corporate	17,713	17,818
Elimination adjustments	(20,114)	(20,169)

Consolidated assets	$17,715	$18,178

Note 11—Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	March 31,	December 31,
	2007	2006
Balances:

Accounts receivable, related party	$54	$62
Due to related party	9	9
Deferred revenue, related party	54	62

	March 31,	March 31,
	2007	2006
Transactions:

Net sales, related party	$130	$145
Research and development services billed to related parties	—	1
BAT related legal indemnification expenses	1	3
Purchases from related parties	2	3
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2007, pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for 2005 and 2006, reported by the U.S. Bureau of Labor Statistics. During the three-month period ended March 31, 2007, net sales to BAT affiliates were $130 million, primarily cigarettes, representing 6% of RAI’s total net sales.
     RJR Tobacco recorded $54 million of deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of March 31, 2007, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the first three months of 2007, the aggregate purchases for leaf and cigarettes were $2 million and royalty expenses were less than $1 million.
     In the first quarter of 2007, RJR Tobacco recorded $1 million in selling, general and administrative expenses, for funds to be reimbursed to BAT. These funds will be paid in connection with the indemnification of B&W and its affiliates for costs and expenses related to certain tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 8.
     At March 31, 2007, $9 million of accounts payable is included in due to related party in the condensed consolidated balance sheet (unaudited), primarily relating to cigarette purchases and the litigation reimbursement accrual.
Note 12—RAI Guaranteed, Secured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantors of RAI’s $3.0 billion guaranteed, secured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally guaranteed these notes. The guarantees are full and unconditional and joint and several. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, Conwood, Conwood Holdings, Inc., Santa Fe, Lane, GPI, RJR Acquisition Corp., and certain of RJR Tobacco’s other subsidiaries, the guarantors; other indirect subsidiaries of RAI which are not guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Quarter Ended March 31, 2007
Net sales	$—	$2,016	$16	$(14)	$2,018
Net sales, related party	—	130	—	—	130
Cost of products sold	—	1,188	1	(14)	1,175
Selling, general and administrative expenses	15	369	9	—	393
Amortization expense	—	6	—	—	6

Operating income (loss)	(15)	583	6	—	574
Interest and debt expense	84	5	—	—	89
Interest income	(1)	(36)	(1)	—	(38)
Intercompany interest (income) expense	(32)	31	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	2	(1)	(2)	—	(1)

Income (loss) before income taxes	(68)	595	8	(11)	524
Provision for (benefit from) income taxes	(23)	218	1	—	196
Equity income from subsidiaries	373	7	—	(380)	—

Net income	$328	$384	$7	$(391)	$328

For the Quarter Ended March 31, 2006
Net sales	$—	$1,809	$23	$(17)	$1,815
Net sales, related party	—	145	—	—	145
Cost of products sold	—	1,175	7	(17)	1,165
Selling, general and administrative expenses	6	328	8	—	342
Amortization expense	—	7	—	—	7

Operating income (loss)	(6)	444	8	—	446
Interest and debt expense	—	35	—	—	35
Interest income	—	(36)	—	—	(36)
Intercompany interest (income) expense	7	(7)	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	—	1	(1)	—	—

Income (loss) before income taxes	(13)	462	9	(11)	447
Provision for (benefit from) income taxes	(4)	170	1	—	167
Equity income from subsidiaries	354	8	—	(362)	—

Income before extraordinary item	345	300	8	(373)	280
Extraordinary item — gain on acquisition	—	65	—	—	65

Net income	$345	$365	$8	$(373)	$345

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Quarter Ended March 31, 2007
Cash flows from (used in) operating activities	$169	$(709)	$11	$(11)	$(540)

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(1,958)	—	—	(1,958)
Proceeds from sale of short-term investments	—	2,441	—	—	2,441
Capital expenditures	—	(24)	(4)	—	(28)
Distributions from (investment in) equity investments	—	(1)	6	—	5
Intercompany notes receivable	20	(42)	—	22	—

Net cash flows from investing activities	20	416	2	22	460

Cash flows from (used in) financing activities:
Dividends paid on common stock	(222)	—	—	—	(222)
Dividends paid on preferred stock	(11)	—	—	11	—
Repurchase of common stock	(60)	—	—	—	(60)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repayments of long-term debt	(4)	—	—	—	(4)
Intercompany notes payable	42	(20)	—	(22)	—

Net cash flows used in financing activities	(254)	(20)	—	(11)	(285)

Net change in cash and cash equivalents	(65)	(313)	13	—	(365)
Cash and cash equivalents at beginning of year	296	1,065	72	—	1,433

Cash and cash equivalents at end of year	$231	$752	$85	$—	$1,068

For the Quarter Ended March 31, 2006
Cash flows from (used in) operating activities	$184	$(368)	$13	$(139)	$(310)

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2,265)	—	—	(2,265)
Proceeds from sale of short-term investments	—	3,161	—	—	3,161
Capital expenditures	—	(41)	—	—	(41)
Distributions from equity investments	—	—	3	—	3
Proceeds from the sale of businesses	—	3	—	—	3
Proceeds from sale of fixed assets	—	1	—	—	1
Intercompany notes receivable	—	7	—	(7)	—

Net cash flows from investing activities	—	866	3	(7)	862

Cash flows from (used in) financing activities:
Dividends paid on common stock	(184)	(125)	—	125	(184)
Dividends paid on preferred stock	(11)	—	—	11	—
Proceeds from exercise of stock options	2	—	—	—	2
Excess tax benefit from stock-based compensation	2	—	—	—	2
Intercompany notes payable	(9)	—	(1)	10	—

Net cash flows used in financing activities	(200)	(125)	(1)	146	(180)

Net change in cash and cash equivalents	(16)	373	15	—	372
Cash and cash equivalents at beginning of year	227	1,076	30	—	1,333

Cash and cash equivalents at end of year	$211	$1,449	$45	$—	$1,705

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
March 31, 2007
Assets
Cash and cash equivalents	$231	$752	$85	$—	$1,068
Short-term investments	—	811	—	—	811
Accounts receivable, net	—	77	16	—	93
Accounts receivable, related party	—	54	—	—	54
Other receivables	14	30	1	—	45
Inventories	—	1,126	22	—	1,148
Deferred income taxes, net	3	807	1	—	811
Prepaid expenses and other current assets	4	231	3	—	238
Short-term intercompany notes and interest receivable	82	100	—	(182)	—
Other intercompany receivables	531	—	1	(532)	—

Total current assets	865	3,988	129	(714)	4,268
Property, plant and equipment, net	—	1,042	20	—	1,062
Trademarks, net	—	3,477	—	—	3,477
Goodwill	—	8,167	8	—	8,175
Other intangibles, net	—	211	—	—	211
Long-term intercompany notes	2,140	513	—	(2,653)	—
Investment in subsidiaries	9,651	78	—	(9,729)	—
Other assets and deferred charges	95	420	34	(27)	522

Total assets	$12,751	$17,896	$191	$(13,123)	$17,715

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$1,763	$—	$—	$1,763
Accounts payable and other accrued liabilities	517	877	26	—	1,420
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	54	—	—	54
Current maturities of long-term debt	269	75	—	—	344
Other intercompany payables	27	82	73	(182)	—
Other current liabilities	—	532	—	(532)	—

Total current liabilities	813	3,392	99	(714)	3,590
Intercompany notes and interest payable	513	2,140	—	(2,653)	—
Long-term debt (less current maturities)	4,257	131	—	—	4,388
Deferred income taxes, net	—	1,095	—	(27)	1,068
Long-term retirement benefits (less current portion)	37	1,125	14	—	1,176
Other noncurrent liabilities	28	362	—	—	390
Shareholders’ equity	7,103	9,651	78	(9,729)	7,103

Total liabilities and shareholders’ equity	$12,751	$17,896	$191	$(13,123)	$17,715

December 31, 2006
Assets
Cash and cash equivalents	$296	$1,065	$72	$—	$1,433
Short-term investments	—	1,293	—	—	1,293
Accounts receivable, net	4	91	5	—	100
Accounts receivable, related party	—	59	3	—	62
Income tax receivable	—	7	—	—	7
Inventories	—	1,135	20	—	1,155
Deferred income taxes, net	3	790	—	—	793
Prepaid expenses and other current assets	6	94	3	(11)	92
Short-term intercompany notes and interest receivable	83	97	—	(180)	—
Other intercompany receivables	522	—	6	(528)	—

Total current assets	914	4,631	109	(719)	4,935
Property, plant and equipment, net	—	1,046	16	—	1,062
Trademarks, net	—	3,479	—	—	3,479

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Goodwill	—	8,167	8	—	8,175
Other intangibles, net	—	215	—	—	215
Long-term intercompany notes	2,160	472	—	(2,632)	—
Investment in subsidiaries	9,253	69	—	(9,322)	—
Other assets and deferred charges	96	204	38	(26)	312

Total assets	$12,423	$18,283	$171	$(12,699)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,237	$—	$—	$2,237
Accounts payable and other accrued liabilities	323	1,111	17	(11)	1,440
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	344
Short-term intercompany notes and interest payable	26	83	71	(180)	—
Other intercompany payables	—	528	—	(528)	—

Total current liabilities	601	4,122	88	(719)	4,092
Intercompany notes and interest payable	472	2,160	—	(2,632)	—
Long-term debt (less current maturities)	4,229	160	—	—	4,389
Deferred income taxes, net	—	1,193	—	(26)	1,167
Long-term retirement benefits (less current portion)	41	1,172	14	—	1,227
Other noncurrent liabilities	37	222	1	—	260
Shareholders’ equity	7,043	9,254	68	(9,322)	7,043

Total liabilities and shareholders’ equity	$12,423	$18,283	$171	$(12,699)	$18,178

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 13—RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $114 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally guaranteed these notes. The guarantees are full and unconditional and joint and several. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and Conwood, which are not guarantors; and elimination adjustments. GPI was added as a guarantor in September 2006. Comparative information for the first quarter of 2006 represents the guarantor subsidiaries during that period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2007
Net sales	$—	$—	$1,827	$215	$(24)	$2,018
Net sales, related party	—	—	127	3	—	130
Cost of products sold	—	—	1,136	63	(24)	1,175
Selling, general and administrative expenses	15	—	323	55	—	393
Amortization expense	—	—	6	—	—	6

Operating income (loss)	(15)	—	489	100	—	574
Interest and debt expense	84	5	—	—	—	89
Interest income	(1)	(3)	(31)	(3)	—	(38)
Intercompany interest (income) expense	(32)	(1)	(15)	48	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	2	(1)	—	(2)	—	(1)

Income (loss) before income taxes	(68)	11	535	57	(11)	524
Provision for (benefit from) income taxes	(23)	—	201	18	—	196
Equity income from subsidiaries	373	341	6	—	(720)	—

Net income	$328	$352	$340	$39	$(731)	$328

For the Three Months Ended March 31, 2006
Net sales	$—	$—	$1,738	$112	$(35)	$1,815
Net sales, related party	—	—	143	2	—	145
Cost of products sold	—	—	1,147	53	(35)	1,165
Selling, general and administrative expenses	6	1	308	27	—	342
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(6)	(1)	419	34	—	446
Interest and debt expense	—	32	—	3	—	35
Interest income	—	(3)	(33)	—	—	(36)
Intercompany interest (income) expense	7	—	(10)	3	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	—	—	1	(1)	—	—

Income (loss) before income taxes	(13)	(19)	461	29	(11)	447
Provision for (benefit from) income taxes	(4)	(11)	174	8	—	167
Equity income from subsidiaries	354	359	7	—	(720)	—

Income before extraordinary item	345	351	294	21	(731)	280
Extraordinary item-gain on acquisition	—	—	65	—	—	65

Net income	$345	$351	$359	$21	$(731)	$345

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2007
Cash flows from (used in) operating activities	$169	$7	$(731)	$26	$(11)	$(540)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(20)	(8)	—	(28)
Distribution from equity investees	—	—	(1)	6	—	5
Purchases of short-term investments	—	(1)	(1,957)	—	—	(1,958)
Proceeds from short-term investments	—	—	2,441	—	—	2,441
Intercompany notes receivable	20	9	(39)	—	10	—

Net cash flows from (used in) investing activities	20	8	424	(2)	10	460

Cash flows from (used in) financing activities:
Dividends paid on common stock	(222)	—	—	—	—	(222)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Repurchase of common stock	(60)	—	—	—	—	(60)
Repayment of long-term debt	(4)	—	—	—	—	(4)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Intercompany notes payable	42	(5)	1	(28)	(10)	—

Net cash flows from (used in) financing activities	(254)	(5)	1	(28)	1	(285)

Net change in cash and cash equivalents	(65)	10	(306)	(4)	—	(365)
Cash and cash equivalents at beginning of period	296	22	848	267	—	1,433

Cash and cash equivalents at end of period	$231	$32	$542	$263	$—	$1,068

For the Three Months Ended March 31, 2006
Cash flows from (used in) operating activities	$184	$136	$(144)	$22	$(508)	$(310)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(38)	(3)	—	(41)
Distribution from equity investees	—	—	—	3	—	3
Purchases of short-term investments	—	(1)	(2,264)	—	—	(2,265)
Proceeds from short-term investments	—	—	3,161	—	—	3,161
Intercompany notes receivable	—	10	9	—	(19)	—
Proceeds from sale of business	—	—	—	3	—	3
Other, net	—	—	1	—	—	1

Net cash flows from investing activities	—	9	869	3	(19)	862

Cash flows from (used in) financing activities:
Dividends paid on common stock	(184)	(125)	(372)	—	497	(184)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Proceeds from exercise of stock options	2	—	—	—	—	2
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Intercompany notes payable	(9)	(1)	(2)	(7)	19	—

Net cash flows used in financing activities	(200)	(126)	(374)	(7)	527	(180)

Net change in cash and cash equivalents	(16)	19	351	18	—	372
Cash and cash equivalents at beginning of period	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of period	$211	$52	$1,394	$48	$—	$1,705

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2007
Assets
Cash and cash equivalents	$231	$32	$542	$263	$—	$1,068
Short-term investments	—	119	692	—	—	811
Accounts and notes receivables	—	—	57	36	—	93
Accounts receivable, related party	—	—	50	4	—	54
Other receivables	14	6	21	4	—	45
Inventories	—	—	896	252	—	1,148
Deferred income taxes	3	1	785	22	—	811
Prepaid expenses and other current assets	4	—	229	5	—	238
Short-term intercompany notes and interest receivable	82	99	431	—	(612)	—
Other intercompany receivables	531	—	—	18	(549)	—

Total current assets	865	257	3,703	604	(1,161)	4,268
Property, plant and equipment, net	—	—	950	112	—	1,062
Trademarks, net	—	—	1,904	1,573	—	3,477
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	211	—	—	211
Long-term intercompany notes	2,140	234	513	—	(2,887)	—
Investment in subsidiaries	9,651	8,038	59	—	(17,748)	—
Other assets and deferred charges	95	32	388	37	(30)	522

Total assets	$12,751	$8,561	$13,031	$5,198	$(21,826)	$17,715

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$1,735	$28	$—	$1,763
Accounts payable and other accrued liabilities	517	10	812	81	—	1,420
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	54	—	—	54
Current maturities of long-term debt	269	75	—	—	—	344
Short-term intercompany notes and interest payable	27	402	2	181	(612)	—
Other intercompany payables	—	9	540	—	(549)	—

Total current liabilities	813	496	3,152	290	(1,161)	3,590
Intercompany notes	513	—	3	2,371	(2,887)	—
Long-term debt (less current maturities)	4,257	131	—	—	—	4,388
Deferred income taxes	—	—	524	574	(30)	1,068
Long-term retirement benefits (less current portion)	37	19	1,053	67	—	1,176
Other noncurrent liabilities	28	91	263	8	—	390
Shareholders’ equity	7,103	7,824	8,036	1,888	(17,748)	7,103

Total liabilities and shareholders’ equity	$12,751	$8,561	$13,031	$5,198	$(21,826)	$17,715

December 31, 2006
Assets
Cash and cash equivalents	$296	$22	$848	$267	$—	$1,433
Short-term investments	—	117	1,176	—	—	1,293
Accounts receivable, net	4	2	64	30	—	100
Accounts receivable, related party	—	—	51	11	—	62
Income tax receivable	—	1	6	—	—	7
Inventories	—	—	910	246	(1)	1,155
Deferred income taxes	3	1	768	21	—	793
Prepaid expenses and other current assets	6	—	96	6	(16)	92
Short-term intercompany notes and interest receivable	83	99	433	—	(615)	—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Other intercompany receivables	522	38	—	29	(589)	—

Total current assets	914	280	4,352	610	(1,221)	4,935
Property, plant and equipment, net	—	—	955	107	—	1,062
Trademarks, net	—	—	1,906	1,573	—	3,479
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	180	35	—	215
Long-term intercompany notes	2,160	244	472	—	(2,876)	—
Investment in subsidiaries	9,253	7,684	52	—	(16,989)	—
Other assets and deferred charges	96	29	173	40	(26)	312

Total assets	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,216	$21	$—	$2,237
Accounts payable and other accrued liabilities	323	8	998	127	(16)	1,440
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	—	344
Short-term intercompany notes and interest payable	26	407	3	179	(615)	—
Other intercompany payables	—	—	589	—	(589)	—

Total current liabilities	601	507	3,877	327	(1,220)	4,092
Intercompany notes	472	—	4	2,400	(2,876)	—
Long-term debt (less current maturities)	4,229	160	—	—	—	4,389
Deferred income taxes	—	—	605	588	(26)	1,167
Long-term retirement benefits (less current portion)	41	19	1,101	66	—	1,227
Other noncurrent liabilities	37	91	123	9	—	260
Shareholders’ equity	7,043	7,460	7,683	1,847	(16,990)	7,043

Total liabilities and shareholders’ equity	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Note 14—Subsequent Events
     In Engle v. R. J. Reynolds Tobacco Co., a case pending in Florida state court against RJR Tobacco as well as other major cigarette manufacturers, RJR Tobacco had posted, in 2000, an appeal bond in the principal amount of $100 million. On April 17, 2007, the court granted RJR Tobacco’s motion for discharge of such bond, and on April 23, 2007, RJR Tobacco received $92 million in connection with the release of that bond. RJR Tobacco expects to receive the remainder of the original bond amount later in the second quarter. For more information concerning the Engle case, see note 8.
     During the first quarter of 2007, RJR Tobacco reclassified the entire amount of the $100 million Engle appeal bond to prepaid expenses and other current assets, with the bond amount included as such in the condensed consolidated balance sheet (unaudited) as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2007 with the first quarter of 2006. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Initiatives
     RAI’s operating subsidiaries include RJR Tobacco, Conwood, Santa Fe and GPI. RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL, WINSTON and SALEM, are currently six of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages contract manufacturing of cigarettes and other tobacco products through arrangements with BAT affiliates. Beginning January 1, 2007, the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands were transferred to RJR Tobacco from Lane.
     RAI’s other reportable segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. RAI acquired Conwood on May 31, 2006. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States, and LEVI GARRETT, a loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products. Beginning January 1, 2007, Conwood began to distribute a variety of tobacco products manufactured by Lane, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe and GPI. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, manages a contract manufacturing business and, as of January 1, 2007, manages Santa Fe’s international business.
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

     RJR Tobacco’s refined brand portfolio strategy took effect at the beginning of 2007, and modified the three categories of brands to growth, support and non-support. The growth brands include two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term accelerated growth and profit, CAMEL and KOOL will continue to receive significant investment support, consistent with their previous investment brand status. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited support for scale and long-term profit. The non-support brands include all remaining brands and are managed to maximize near-term profitability. RJR Tobacco expects that, within the next four years, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.
Conwood
     Conwood offers a range of differentiated tobacco products to adult consumers. Conwood is the only company with brands in every category of the smokeless tobacco market, including moist snuff, loose leaf, dry snuff, plug and twist tobacco. The moist snuff category is further divided into premium and price-value brands. GRIZZLY, the nation’s largest price-value brand, led to Conwood’s increased share of the smokeless market. KODIAK is Conwood’s leading premium brand.
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
     Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. RAI is combining certain operations of Lane with Conwood, to be completed by the end of 2007, in order to consolidate and strengthen the companies’ portfolio of smokeless tobacco products and other non-cigarette tobacco products.
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

     RAI and its subsidiaries believe, however, that they have valid bases for appeals in their pending cases and have a number of valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable or estimable. No liability for pending smoking and health tobacco litigation or smokeless tobacco litigation was recorded in RAI’s condensed consolidated financial statements (unaudited) as of March 31, 2007. As discussed in more detail in note 8 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Income taxes
     Tax law requires certain items to be included in taxable income at different times than is required for book reporting purposes under SFAS No. 109, “Accounting for Income Taxes.” These differences may be permanent or temporary in nature. FIN No. 48, “Accounting for Uncertainty in Income Taxes,” clarifies SFAS No. 109 by providing guidance for consistent reporting of uncertain income tax positions recognized in a company’s financial statements.
     RAI determines its annual effective income tax rate based on forecasted pre-tax book income and forecasted permanent book and tax differences. The rate is established at the beginning of the year and is evaluated on a quarterly basis. Any changes to the forecasted information may cause the effective rate to be adjusted. Additional tax, interest, and penalties associated with uncertain tax positions are recognized in tax expense in each reporting period.
     To the extent that any book and tax differences are temporary in nature (that is, the book realization will occur in a different period than the tax realization), a deferred tax asset or liability is established as required under SFAS No. 109. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes it is more likely than not that the deferred tax assets recorded in RAI’s condensed consolidated balance sheet (unaudited) will be realized. To the extent a deferred tax liability is established under SFAS No. 109, it is recorded, tracked and, once it becomes currently due and payable, paid to the taxing authorities.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.

Results of Operations

	Three Months Ended
	March 31,
	2007	2006	% Change
Net sales:[1]
RJR Tobacco	$1,899	$1,834	3.5%
Conwood	155	28	NM [3]
All other	94	98	(4.1)%

Net sales	2,148	1,960	9.6%
Cost of products sold[1,2]	1,175	1,165	0.9%
Selling, general and administrative expenses	393	342	14.9%
Amortization expense	6	7	(14.3)%
Operating income:
RJR Tobacco	488	419	16.5%
Conwood	80	5	NM [3]
All other	35	39	(10.3)%
Corporate expense	(29)	(17)	70.6%

	$574	$446	28.7%

[1]	Excludes excise taxes for the quarters ended March 31 of :

	2007	2006

RJR Tobacco	$448	$465
Conwood	4	1
All Other	42	34

Total	$494	$500

[2]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

[3]	Percent change is not meaningful.
RJR Tobacco
     Net Sales
     RJR Tobacco’s net sales for the first quarter of 2007 increased $65 million from the comparable prior-year quarter, primarily due to higher pricing coupled with lower discounting, partially offset by a decrease in volume of $72 million. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows1:

	Three Months Ended March 31,
			%
	2007	2006	Change
RJR Tobacco:
Growth brands:
CAMEL excluding non-filter	5.6	5.4	4.8%
KOOL	2.7	2.8	(5.1)%
PALL MALL	1.6	1.5	11.8%

	9.9	9.6	2.9%

Support brands	10.0	10.4	(3.9)%
Non-support brands	3.7	4.5	(18.6)%

Total domestic	23.6	24.6	(4.0)%

Total premium	14.7	15.0	(2.4)%
Total value	9.0	9.6	(6.4)%

Total domestic	23.6	24.6	(4.0)%

Industry[2]:
Premium	60.8	63.6	(4.4)%
Value	23.5	24.4	(3.7)%

Total domestic	84.3	88.0	(4.2)%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s total domestic shipment volume decreased 4.0% in the first quarter of 2007 compared with the first quarter of 2006. This decrease reflects declines in consumption, or retail sales to consumers, as well as declines in support and non-support brands consistent with RJR Tobacco’s brand portfolio strategy. RJR Tobacco’s full-year 2007 shipment volume decline is expected to be in the range of 3% to 4%. The expected overall domestic industry consumption decline is 3%.
     Shipments in the premium tier increased to 62.1% of RJR Tobacco’s total domestic shipments during the first quarter of 2007 compared with 61.1% in the prior-year quarter. This increase reflects CAMEL’s growth in CAMEL family products supported by RAI’s brand portfolio strategy. The domestic industry’s premium shipments decreased to 72.1% for the three months ended March 31, 2007, from 72.3% of total shipments for the three months ended March 31, 2006.
     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	For the Three Months Ended[2]
	March 31,	December 31,	Share Point	March 31,	Share Point
	2007	2006	Change	2006	Change
Growth brands:
CAMEL excluding non-filter	7.39%	7.55%	(0.16)	7.19%	0.19
KOOL	3.20%	3.20%	—	3.08%	0.12
PALL MALL	2.04%	1.89%	0.15	1.66%	0.38
Total growth brands	12.63%	12.63%	—	11.94%	0.69

Support brands	11.99%	12.00%	(0.01)	12.28%	(0.29)

Non-support brands	4.79%	4.89%	(0.10)	5.69%	(0.90)

Total domestic	29.41%	29.53%	(0.12)	29.91%	(0.50)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles decreased 0.16 share points from the prior quarter and grew 0.19 share points from the comparable prior-year quarter. CAMEL continues to focus on brand innovation particularly in the menthol category. In the first quarter of 2007, CAMEL introduced CAMEL No. 9 in regular and menthol styles designed to appeal to adult female smokers. KOOL continued to maintain its appeal among adult menthol smokers and increased its share in the first quarter of 2007 over the prior-year first quarter. KOOL’s continued success in providing innovative products such as KOOL XL, the smoother and wider cigarette introduced in late 2006, added to KOOL’s market share growth in the first quarter of 2007 from the first quarter of 2006. PALL MALL delivered a strong market share gain of 0.38 share points in the first quarter of 2007 over the comparable quarter of 2006 and gained 0.15 share points from the prior quarter. PALL MALL offers a longer-lasting cigarette with a premium heritage at a less-than-premium price. PALL MALL ultra lights will soon be offered in a bright, distinctive packaging design.

     The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2007 showed improvement over the comparative prior-year quarter. However, the decline in share of support and non-support brands more than offset the gains on the growth brands.
     Operating Income
     RJR Tobacco’s operating income for the first quarter of 2007 increased to $488 million from $419 million in the comparable prior-year quarter due to improvements in pricing and operating costs, as well as favorabilities in the timing of promotions and pension expense. The combined effect of these factors significantly offset a rise in MSA expense, as well as a 4% volume decline.
     RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months Ended
	March 31,
	2007	2006
Settlement	$667	$616

Federal tobacco quota buyout	68	65
Federal quota tobacco stock liquidation assessment	—	(9)

Total quota buyout expense	$68	$56

     MSA and other state settlement expenses are expected to be approximately $2.9 billion in 2007, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $260 million in 2007. For additional information, see “—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 8 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended March 31, 2007 and 2006, RJR Tobacco’s product liability defense costs were $28 million and $27 million, respectively.
     “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table set forth in “Litigation Affecting the Cigarette Industry—Overview” in note 8 to condensed consolidated financial statements (unaudited):
•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery; and

•	Other Health-Care Cost Recovery and Aggregated Claims.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research—U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry—Overview” in note 8 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry—Scheduled Trials” in note 8 for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2008.
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the potential for increased individual case filings in Florida due to the Engle decision. See “Litigation Affecting the Cigarette Industry—Class Action Suits—Engle Case” in note 8 to the condensed consolidated financial statements (unaudited) for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
     The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statements of income (unaudited) include only the results of operations of Conwood during the first quarter of 2007. For segment reporting purposes, comparative results of Lane operations transferred to Conwood have been reclassified.
     Net Sales
     The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The Conwood shares of the moist snuff category as a percentage of total share of U.S. retail moist snuff sales, according to distributor reported data1 processed by MSAi, were as follows:

	For the Three Months Ended[2]
	March 31,	December 31,	Share Point	March 31,	SharePoint
	2007	2006	Change	2006	Change
Moist snuff:
Premium:
KODIAK	4.55%	4.99%	(0.44)	5.08%	(0.53)
Other	0.30%	0.33%	(0.03)	0.34%	(0.04)

	4.85%	5.32%	(0.47)	5.42%	(0.57)

Price-value:
GRIZZLY	20.65%	20.81%	(0.16)	18.20%	2.45
Other	0.22%	0.24%	(0.02)	0.31%	(0.09)

	20.87%	21.05%	(0.18)	18.51%	2.36

Total moist snuff	25.72%	26.37%	(0.65)	23.93%	1.79

[1]	Distributor shipments to retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     GRIZZLY’s growth led Conwood’s total moist snuff share position to 25.72% of the moist snuff market in the first quarter of 2007, an increase of 1.79 share points from the prior-year quarter. GRIZZLY, the nation’s largest price-value brand, had a share position of 20.65% of the moist snuff market in the first quarter of 2007, an increase of 2.45% from the comparative prior-year quarter but a 0.16 share point decrease from the prior quarter. In 2006, Conwood introduced GRIZZLY Long-Cut Natural in 20 states to further enhance GRIZZLY’s growth potential. KODIAK, Conwood’s leading premium brand, was down 0.53 share points in the first quarter of 2007 compared with the first quarter of 2006. KODIAK’s share was adversely impacted by competitive discounting and timing of competitive promotional shipments.
     Operating Income
     Conwood’s operating income for the first quarter of 2007 increased to $80 million from $5 million in the comparable prior-year quarter. Prior year amounts have been restated to include the Lane products that transferred to Conwood on January 1, 2007.
RAI Consolidated
     Interest and debt expense was $89 million during the three-month period ended March 31, 2007, an increase of $54 million from the comparable prior-year period. The increase from the prior-year period is primarily due to higher debt balances, resulting from the debt incurred by RAI to fund the Conwood acquisition in May 2006.
     Provision for income taxes was $196 million, or an effective rate of 37.5%, in the first quarter of 2007 compared with $167 million, or an effective rate of 37.3%, in the first quarter of 2006. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004.
     Extraordinary items included a gain of $65 million for the first quarter of 2006 related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RAI and RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and to enable RAI to pay dividends to its shareholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing or accelerated declines in consumption, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.
     Related to the adoption of FIN No. 48, on January 1, 2007, RAI’s contractual obligations as of March 31, 2007, also includes gross unrecognized tax benefits of $2 million within less than one year and $150 million after five years.
Cash Flows
     Net cash flows used in operating activities were $540 million in the first three months of 2007, compared with net cash flows used in operating activities of $310 million in the first three months of 2006. This change is primarily due to higher tobacco settlement payments and higher pension funding.

     Net cash flows from investing activities were $460 million in the first three months of 2007, compared with $862 million in the prior-year period. This decrease is primarily due to lower net proceeds from short-term investments.
     Net cash flows used in financing activities were $285 million in the first three months of 2007, compared with $180 million in the prior-year period. This change is due to higher dividends paid per share of common stock and from the repurchase of RAI common stock.
Stock Repurchases
     On February 6, 2007, the Board of Directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first three months of 2007, RAI repurchased and cancelled 988,725 shares of its common stock at an aggregate cost of $60 million. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.
Dividends
     On February 6, 2007, RAI’s Board of Directors declared a quarterly cash dividend of $0.75 per common share. The dividend was paid on April 2, 2007, to shareholders of record as of March 15, 2007. On an annualized basis, the dividend rate is $3.00 per common share. The current dividend reflects RAI’s dividend policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries’ cash capital expenditures were $28 million for the first three months of 2007, of which $3 million related to the fourth quarter of 2006, compared with $41 million for the first three months of 2006. The decrease in 2007 is primarily due to 2006 expenditures related to the implementation of an SAP enterprise business system and the purchase of a previously leased aircraft. RAI’s operating subsidiaries plan to spend an additional $195 million to $205 million for capital expenditures during the remainder of 2007, funded primarily by cash flows from operations. The majority of capital spending will be done in the RJR Tobacco segment. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2007.
Debt
     Credit Facilities
     On May 31, 2006, RAI entered into new $2.1 billion senior, secured credit facilities, consisting of a six-year $1.55 billion secured term loan and a five-year, $550 million secured revolving credit facility, together referred to as the RAI Credit Facilities. The credit agreement related to the RAI Credit Facilities is an amendment and restatement of the agreement related to RJR’s prior revolving credit facility, which the RAI revolving credit facility replaced. RAI’s proceeds from the term loan were used, together with the net proceeds of a private debt offering and available cash, to finance the 2006 Conwood acquisition.
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
     RAI is able to use the RAI revolving credit facility for borrowings and issuances of letters of credit, at its option. Also, at the request of RAI and the discretion of the lenders, RAI is able to increase the borrowing limit under the revolving credit facility by $250 million. At March 31, 2007, RAI had $24 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $526 million of the revolving credit facility was available for borrowing.

     Under the terms of the RAI Credit Facilities, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee ranging from 0.75% to 1.50% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI Credit Facilities bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The term loan’s applicable margin is subject to adjustment based upon RAI’s consolidated leverage ratio. At March 31, 2007, RAI had the following term loan amounts outstanding: $850 million bearing interest at the November 30, 2006, six-month LIBOR rate plus 1.750%; $650 million bearing interest at the March 5, 2007, six-month LIBOR rate plus 1.750%; and $38 million at the March 30, 2007, three-month LIBOR rate plus 1.750%.
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
     RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and Conwood, guarantee RAI’s obligations under the RAI Credit Facilities. These guarantors also have pledged substantially all of their assets to secure these obligations, including indebtedness and other obligations held by or owing to such guarantor of a subsidiary. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries to secure such obligations. RJR has pledged its interest in RJR Tobacco common stock as collateral for the RAI Credit Facilities. Under the terms of the RAI Credit Facilities, the collateral will be released automatically in certain circumstances, including at such time, if any, as the term loan is paid in full and RAI obtains an investment grade corporate credit rating by each of Moody’s and S&P. The RAI Credit Facilities do not provide for any automatic release of the guarantees of RAI’s obligation thereunder.
     Long-Term Debt
     On October 25, 2006, RAI filed a registration statement with the SEC, which became effective November 7, 2006, pursuant to which RAI offered to exchange $161 million of RJR unsecured notes for RAI registered secured notes. At the expiration of the exchange offer on February 15, 2007, 29% of the RJR unsecured notes had been validly tendered for exchange and were accepted by RAI. The $114 million in principal amount of RJR unsecured notes that were not tendered in the exchange offer and that remain outstanding remain guaranteed by RAI and certain of RJR’s subsidiaries, including RJR Tobacco.
     In conjunction with their obligations under the RAI Credit Facilities, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and Conwood, guarantee RAI’s long-term secured notes. RJR has pledged its interest in RJR Tobacco common stock as collateral for RAI’s long-term secured notes. Also, RJR Tobacco’s material subsidiaries and Conwood have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facilities. The collateral securing RAI’s long-term secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facilities, or any other indebtedness of RAI, they will be released automatically as security for RAI’s secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
     On February 12, 2007, Moody’s corporate credit rating of RAI was raised to Ba1 from Ba2, and retained a positive outlook. As of March 31, 2007, S&P’s rating was BB+, stable outlook. On April 12, 2007, S&P raised its outlook to positive. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs.
     As of March 31, 2007, long-term debt consisted of the following:

RJR 8.5% — 9.25% unsecured notes, due 2007 to 2013	$89
RJR 6.5% — 7.875% guaranteed, unsecured notes, due 2007 to 2015	116

Total RJR debt	205

RAI 6.5% — 7.875% guaranteed, secured notes, due 2007 to 2015	1,347
RAI 7.25% — 7.75% guaranteed, secured notes, due 2013 to 2018	1,642
RAI floating rate, guaranteed, secured, term loan, due 2012	1,538

Total RAI debt	4,527

Total debt	4,732
Current maturities of long-term debt	(344)

$4,388

     At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s term loan may be repaid at any time without a premium payment.

     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of the interest rate swaps may require full collateralization with cash or securities.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2007.
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
     In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The proposals would grant the FDA authority to impose product standards (including standards relating to, among other things, nicotine yields and smoke constituents) and would reinstate the FDA’s 1996 regulations that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products.

     Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. On March 31, 2007, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.886. During 2007, Iowa increased its excise tax per pack from $.36 to $1.36, and a number of other states are considering an increase in their excise taxes. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
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
     Forty-nine states also subject smokeless tobacco to excise taxes. As of March 31, 2007, 39 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 3% in North Carolina to 90% in Massachusetts. This includes California, which adjusts its rate annually in an effort to equalize smokeless tobacco and cigarette taxes. The current tax rate in California is 46.76%. Kentucky has a unit tax of $0.095 per unit on moist snuff. Three states, New Jersey, Rhode Island and Vermont, changed the method of taxing moist snuff from an ad valorem basis to a weight-based tax during 2006, and in 2007, Iowa also converted to a weight-based tax for moist snuff. In addition, legislation to convert from an ad valorem to a weight-based tax also has been introduced in approximately 15 other states. In Vermont, legislation was introduced that would change the tax on moist snuff from a weight- based tax to an ad valorem tax. The Commonwealth of Pennsylvania levies no tax on other tobacco products, although one is under consideration during this legislative session.
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
     It is estimated that at least three-fourths of all recognized and established little cigar brands in the United States would be re-classified as “cigarettes” under criteria established under the proposed regulations. Although the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane have been classified and sold as “little cigars” for more than 16 years and 35 years, respectively, both brands would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. The TTB now is considering written comments that were received prior to the March 26, 2007 deadline. In addition, the Montana Revenue Department, by administrative rule, has re-classified little cigars as cigarettes.
     On December 31, 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of March 31, 2007, seven states in addition to New York – California, Vermont, Illinois, Massachusetts, New Hampshire, Kentucky and Utah, have enacted fire-safe legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
     Forty-two states by statute or court rule have limited, and several additional states are considering limiting, the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In six other jurisdictions, the filing of a notice of appeal automatically stays the judgment of the trial court.
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
     Tobacco Buyout Legislation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $280 million. In the first quarter of 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. See note 1 to condensed consolidated financial statements (unaudited) for additional information related to federal tobacco buyout expenses.
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
     Other Contingencies and Guarantees
     In 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V. referred to as RJRTCV, acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture with an affiliate of Gallaher Group Plc owning the remaining 50% interest. GPI manages RJR’s interest in the joint venture, which is accounted for using the equity method.
     Generally, the initial term of the joint venture will expire on July 12, 2012, to be extended through July 12, 2017. Either member may terminate the joint venture prior to its expiration date upon the occurrence of specified events, including, among others, a change of control involving the other member. Upon a termination of the joint venture, generally, the value of all the trademarks each joint venture member has licensed to the joint venture will be calculated. The licensor whose licensed trademarks have the greater value will be required to pay the other licensor an amount based on the difference between the value of the licensors’ respective trademarks.
     On April 18, 2007, JTI acquired Gallaher. RAI and certain of its affiliates, including RJRTCV, have received notice of a change of control from Gallaher, entitling RJRTCV to terminate the joint venture. RJRTCV has not yet determined whether to exercise its termination right. RJRTCV cannot predict the probability of whether the joint venture will continue. RJRTCV believes that for purposes of the termination payment, that the current value of the trademarks licensed to the joint venture by Gallaher’s affiliate is materially greater than that of the trademarks licensed by RJRTCV.
     Off-Balance Sheet Arrangements
     RAI has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial position, results of operations, liquidity, capital expenditures or capital resources.
     For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “— Other Contingencies and Guarantees” in note 8 to condensed consolidated financial statements (unaudited).
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	any adverse effects resulting from dependence on certain single-source suppliers, including supply interruption or quality issues;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
     Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in Euros, British pounds and Swiss Francs. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major creditworthy institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.
     The table below provides information about RAI’s financial instruments, as of March 31, 2007, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value [1]
Investments
Fixed Rate	$410	—	—	—	—	—	$410	$410
Average Interest Rate	5.3%	—	—	—	—	—	5.3%	—
Variable Rate	$1,469	—	—	—	—	—	$1,469	$1,469
Average Interest Rate	5.3%	—	—	—	—	—	5.3%	—
Debt
Fixed Rate	$329	—	$200	$300	—	$2,360	$3,189	$3,319
Average Interest Rate [2]	6.7%	—	7.9%	6.5%	—	7.5%	7.3%	—
Variable Rate	$11	$15	$15	$15	$15	$1,467	$1,538	$1,544
Average Interest Rate [2]	6.9%	6.8%	6.8%	6.9%	6.9%	7.0%	7.0%	—
Swaps
Notional Amount [3]	$300	—	—	—	—	$450	$750	$17
Average Variable Interest Pay Rate[2]	6.5%	—	—	—	—	6.6%	6.6%	—
Average Fixed Interest Receive Rate[2]	6.5%	—	—	—	—	7.3%	7.0%	—

[1]	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

[2]	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

[3]	RAI has swapped $750 million of fixed rate debt to variable rate debt.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the quarter ended March 31, 2007, but may be in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “—Liquidity and Financial Condition” in Item 2 for additional information.
Item 4. Controls and Procedures
(a)  RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.
(b)  There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 8 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I—Financial Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. Under the RAI Credit Facilities, RAI’s cumulative dividends generally may not exceed the sum of $625 million plus 75% of cumulative adjusted net income (as defined in the credit agreement). For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its credit facility and the guarantees of its credit facilities, interest rate swaps and guaranteed, secured notes will not impair its payment of quarterly dividends.
     On February 6, 2007, the Board of Directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.
     The following table summarizes RAI’s purchases of its common stock during the first quarter of 2007:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased	Share	Programs	Programs
January 1, 2007 to January 31, 2007	292	$64.50	—	N/A

February 1, 2007 to February 28, 2007	108	$60.62	—	$75

March 1, 2007 to March 31, 2007	988,325	$60.66	984,000	15

First Quarter Total	988,725	$60.66	984,000	$15

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

10.1	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen.

10.2	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited

10.3	Form of Performance Unit Agreement (one-year vesting) dated February 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.45 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).

10.4	Performance Unit Agreement, dated January 1, 2007, between Reynolds American Inc. and Daniel M. Delen (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).

10.5	Retention Bonus Letter, dated February 20, 2007, between Reynolds American Inc. and McDara P. Folan, III (incorporated by reference to Exhibit 10.58 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).

10.6	Letter Agreement regarding Severance Benefits, dated January 17, 2007, between Reynolds American Inc. and Lynn J. Beasley, accepted by Ms. Beasley on February 26, 2007 (incorporated by reference to Exhibit 10.59 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).

10.7	Reynolds American Inc. Executive Severance Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.61 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).

10.8	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A., dated January 24, 2007 (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).

10.9	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and the grantee named therein.

10.10	Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann.

10.11	Form of Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and the grantee named therein.

10.12	Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

/s/ Dianne M. Neal
Dianne M. Neal
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 4, 2007