Form 10-Q/A
period 2006-06-30
REYNOLDS AMERICAN INC
filed 2007-06-18
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☒
The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of April 13, 2007 was 294,997,018.

EXPLANATORY NOTE
     Reynolds American Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 8, 2006, solely to add the required disclosure under Part II, Item 5 (Other Information), and Exhibit 10.13, which were inadvertently omitted. The arrangement disclosed in Item 5 was disclosed previously in the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 30, 2007, and the letter in which such arrangement is set forth was previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company is also including Exhibits 31.1 and 31.2, as required in connection with the filing of this Amendment No. 1 on Form 10-Q/A.
     Except as described above, this Amendment No. 1 on Form 10-Q/A does not modify or update any information reported in the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and it does not reflect events occurring after the date of filing of that original Quarterly Report.

PART II — OTHER INFORMATION
Item 5. Other Information
     We announced in January 2006 that Charles A. Blixt, the Company’s then Executive Vice President, General Counsel and Assistant Secretary, would leave the Company’s active employ after his successor had been appointed. In light of that announcement, Mr. Blixt did not receive a Long-Term Incentive Plan award in connection with the Company’s broad-based Long-Term Incentive Plan grant made in the first quarter of 2006. In June 2006, after taking into account that the Company had not yet selected a successor to Mr. Blixt and that Mr. Blixt had not received any performance units or restricted stock as part of the first quarter broad-based Long-Term Incentive Plan grant, the Compensation Committee approved a $350,000 retention bonus to Mr. Blixt in consideration for him remaining in his position while the search for a successor continued. Such bonus, the payment of which was conditioned upon Mr. Blixt remaining employed at least through August 31, 2006, was paid to him in the third quarter following his termination of employment on August 31, 2006.
Item 6. Exhibits

Exhibit
Number	Description

2.1*	Amendment No. 1, dated as of May 31, 2006, to the Purchase Agreement, dated as of April 24, 2006, by and among Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, as trustees, GP Investor, L.L.C., Reynolds American Inc. and Conwood Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 31, 2006).

4.1*	Indenture dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 31, 2006).

4.2*	Form of Reynolds American Inc. 7.250% Senior Secured Note due 2013 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 31, 2006).

4.3*	Form of Reynolds American Inc. 7.625% Senior Secured Note due 2016 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 31, 2006).

4.4*	Form of Reynolds American Inc. 7.750% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated May 31, 2006).

4.5*	Fifth Supplemental Indenture dated May 31, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K dated May 31, 2006).

4.6*	Sixth Supplemental Indenture dated June 20, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated June 20, 2006).

4.7*	Third Supplemental Indenture dated May 31, 2006, to Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated May 31, 2006).

4.8*	Fourth Supplemental Indenture dated June 20, 2006, to Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.7 to Registrant’s Form 8-K dated June 20, 2006).

4.9*	Form of Reynolds American Inc. 6.500% Senior Secured Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 20, 2006).

4.10*	Form of Reynolds American Inc. 7.875% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated June 20, 2006).

4.11*	Form of Reynolds American Inc. 6.500% Senior Secured Note due 2010 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated June 20, 2006).

4.12*	Form of Reynolds American Inc. 7.250% Senior Secured Note due 2012 (incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated June 20, 2006).

4.13*	Form of Reynolds American Inc. 7.300% Senior Secured Note due 2015 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K dated June 20, 2006).

10.1*	Purchase Agreement, dated May 18, 2006, by and among Reynolds American Inc., the guarantors listed therein, and Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., for themselves and as representatives of the initial purchasers listed therein.

10.2*	Fourth Amended and Restated Credit Agreement, dated as of May 31, 2006, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 31, 2006).

10.3*	Second Amended and Restated Pledge Agreement, dated as of May 31, 2006, among Reynolds American Inc., certain of its subsidiaries as pledgors and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated May 31, 2006).

10.4*	Second Amended and Restated Security Agreement, dated as of May 31, 2006, among Reynolds American Inc., certain of its subsidiaries as assignors and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated May 31, 2006).

10.5*	Fifth Amended and Restated Subsidiary Guaranty, dated as of May 31, 2006, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated May 31, 2006).

10.6*	Form of First Amended and Restated Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (North Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated May 31, 2006).

10.7*	Form of First Amended and Restated Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits (Bibb County, Georgia) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Grantee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated May 31, 2006).

10.8*	Form of First Amended and Restated Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Cherokee County, South Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Mortgagee (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K dated May 31, 2006).

10.9*	Registration Rights Agreement, dated May 31, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K dated May 31, 2006).

10.10*	Registration Rights Agreement, dated June 20, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2006).

10.11*	Amendment No. 1 to Annual Incentive Award Plan, amended and restated as of January 1, 2006, dated July 18, 2006.

10.12*	Amendment No. 1 to Deferred Compensation Plan for Directors of Reynolds American Inc., amended and restated effective February 2, 2005, dated July 19, 2006.

10.13**	Retention Bonus Letter, dated June 30, 2006, between Reynolds American Inc. and Charles A. Blixt (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed February 27, 2007).

31.1***	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006.

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007.

***	Filed herewith.

****	Previously furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006.

SIGNATURE
     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.

	By:	/s/ Dianne M. Neal

	Name:	Dianne M. Neal
	Title:	Executive Vice President and Chief Financial Officer

Date: June 18, 2007