Form 10-Q
period 2007-06-30
REYNOLDS AMERICAN INC
filed 2007-08-02
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 294,998,893 shares of common stock, par value $.0001 per share, as of July 13, 2007

INDEX

Page
Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited) – Three Months and Six Months Ended June 30, 2007 and 2006	3
Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2007 and 2006	4
Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2007 and December 31, 2006	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	61

Item 3. Quantitative and Qualitative Disclosures about Market Risk	77

Item 4. Controls and Procedures	77

Part II – Other Information

Item 1. Legal Proceedings	78

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 4. Submission of Matters to a Vote of Security Holders	78

Item 5. Other Information	79

Item 6. Exhibits	80

Signature	81
EX-3.1
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1

PART I – Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2007	2006	2007	2006
Net sales[1]	$2,227	$2,170	$4,245	$3,985
Net sales, related party	121	121	251	266

Net sales	2,348	2,291	4,496	4,251
Costs and expenses:
Cost of products sold[1,2]	1,343	1,276	2,518	2,441
Selling, general and administrative expenses	404	392	797	734
Amortization expense	6	7	12	14

Operating income	595	616	1,169	1,062
Interest and debt expense	87	52	176	87
Interest income	(23)	(23)	(61)	(59)
Other expense (income), net	16	(3)	15	(3)

Income from continuing operations before income taxes	515	590	1,039	1,037
Provision for income taxes	191	223	387	390

Income before extraordinary item	324	367	652	647
Extraordinary item – gain on acquisition	1	9	1	74

Net income	$325	$376	$653	$721

Basic income per share:
Income from continuing operations	$1.10	$1.24	$2.22	$2.19
Extraordinary item	—	0.03	—	0.25

Net income	$1.10	$1.27	$2.22	$2.44

Diluted income per share:
Income from continuing operations	$1.10	$1.24	$2.21	$2.19
Extraordinary item	—	0.03	—	0.25

Net income	$1.10	$1.27	$2.21	$2.44

Dividends declared per share	$0.75	$0.625	$1.50	$1.25

[1]	Excludes excise taxes of $529 million and $569 million for the three months ended June 30, 2007 and 2006, respectively, and $1,023 million and $1,069 million for the six months ended June 30, 2007 and 2006, respectively.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income	$653	$721
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	70	87
Restructuring and asset impairment charges, net of cash payments	(2)	(11)
Acquisition restructuring charges, net of cash payments	(4)	(65)
Deferred income tax expense (benefit)	(14)	34
Loss on extinguishment of debt	19	—
Extraordinary item – gain on acquisition	(1)	(74)
Other changes, that provided (used) cash:
Accounts and other receivables	(3)	142
Inventories	99	89
Related party, net	(9)	(4)
Accounts Payable	(75)	(25)
Accrued liabilities including income taxes and other working capital	296	125
Tobacco settlement and related expenses	(653)	(758)
Pension and postretirement	(313)	(177)
Litigation bonds	92	24
Other, net	(11)	(5)

Net cash flows from operating activities	144	103

Cash flows from (used in) investing activities:
Purchases of short-term investments	(3,001)	(2,966)
Proceeds from short-term investments	3,451	3,621
Capital expenditures	(60)	(73)
Distribution from equity investees	9	8
Proceeds from sale of business	—	3
Business acquisition	—	(3,517)
Other, net	(1)	3

Net cash flows from (used in) investing activities	398	(2,921)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(444)	(368)
Repayment of long-term debt	(300)	(190)
Proceeds from issuance of long-term debt	1,547	1,641
Principal borrowings under term loan	—	1,550
Repayment of term loan	(1,542)	—
Deferred debt issuance cost	(14)	(48)
Proceeds from exercise of stock options	—	3
Excess tax benefit from stock-based compensation	1	2
Repurchase of common stock	(60)	—

Net cash flows from (used in) financing activities	(812)	2,590

Net change in cash and cash equivalents	(270)	(228)
Cash and cash equivalents at beginning of period	1,433	1,333

Cash and cash equivalents at end of period	$1,163	$1,105

Income taxes paid, net of refunds	$65	$67
Interest paid	$178	$64
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,163	$1,433
Short-term investments	843	1,293
Accounts and other receivables, net of allowance (2007 – $2; 2006 – $4)	110	107
Accounts receivable, related party	48	62
Inventories	1,056	1,155
Deferred income taxes	835	793
Prepaid expenses and other current assets	119	92

Total current assets	4,174	4,935
Property, plant and equipment, net of accumulated depreciation (2007 – $1,503; 2006 – $1,449)	1,064	1,062
Trademarks, net of accumulated amortization (2007 – $521; 2006 – $517)	3,475	3,479
Goodwill	8,175	8,175
Other intangibles, net of accumulated amortization (2007 – $65; 2006 – $57)	207	215
Other assets and deferred charges	535	312

	$17,630	$18,178

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$200	$275
Tobacco settlement and related accruals	1,584	2,237
Due to related party	9	9
Deferred revenue, related party	39	62
Current maturities of long-term debt	29	344
Other current liabilities	1,491	1,165

Total current liabilities	3,352	4,092
Long-term debt (less current maturities)	4,399	4,389
Deferred income taxes	1,087	1,167
Long-term retirement benefits (less current portion)	1,171	1,227
Other noncurrent liabilities	404	260
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2007 – 294,995,393; 2006 – 295,624,741)	—	—
Paid-in capital	8,647	8,702
Accumulated deficit	(1,026)	(1,241)
Accumulated other comprehensive loss (defined benefit pension and post-retirement plans, net of tax: 2007 – $403; 2006 – $418)	(404)	(418)

Total shareholders’ equity	7,217	7,043

	$17,630	$18,178

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 9 and as otherwise noted. All share and per share amounts reflect the two-for-one split of RAI’s common stock on August 14, 2006.
Master Settlement Agreement and Federal Tobacco Buyout Expenses
     Cost of products sold includes the following components for the Master Settlement Agreement, referred to as the MSA, and other state settlements and federal tobacco buyout expenses:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Settlement	$751	$705	$1,425	$1,327

Federal tobacco quota buyout	$72	$69	$142	$135
Federal quota tobacco stock liquidation assessment	—	—	—	(9)

Total quota buyout expense	$72	$69	$142	$126

     For additional information, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” and “–Tobacco Buyout Legislation” in note 9.
Intangible Assets
     The changes in the carrying amount of trademarks during the six months ended June 30, 2007, were as follows:

	RJR Tobacco		Santa Fe	Lane	Conwood
	Indefinite	Finite	Indefinite	Indefinite	Indefinite	Finite
	Life	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2007	$1,859	$47	$155	$25	$1,390	$3	$3,479
Amortization expense	—	(3)	—	—	—	(1)	(4)

Balance as of June 30, 2007	$1,859	$44	$155	$25	$1,390	$2	$3,475

     The changes in the carrying amount of other intangibles during the six months ended June 30, 2007, were as follows:

	RJR Tobacco		Lane	GPI
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2007	$20	$116	$35	$44	$215
Balance transfer	35	—	(35)	—	—
Amortization expense	—	(8)	—	—	(8)

Balance as of June 30, 2007	$55	$108	$—	$44	$207

     Concurrent with the transfer of the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands to RJR Tobacco from Lane on January 1, 2007, a $35 million indefinite-lived intangible asset was transferred to RJR Tobacco from Lane.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     There were no changes in the carrying amounts of goodwill during the six months ended June 30, 2007.
     Indefinite-lived intangibles include acquired distribution agreements of RJR Tobacco and acquired distribution rights of GPI. Details of finite-lived intangible assets as of June 30, 2007, were as follows:

		Accumulated
	Gross	Amortization	Net
Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	44	107
Technology-based	3	2	1

Total other intangibles	173	65	108
Trademarks	86	40	46

	$259	$105	$154

     As of June 30, 2007, the estimated remaining amortization associated with finite-lived intangible assets was expected to be expensed as follows:

Year	Amount
Remainder of 2007	$11
2008	21
2009	21
2010	18
2011	19
2012	19
Thereafter	45

$154

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
     The components of the total benefit are set forth below:

	For The Three Months Ended				For The Six Months Ended
	June 30,				June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$10	$11	$2	$2	$20	$20	$3	$3
Interest cost	79	78	23	22	157	154	46	44
Expected return on plan assets	(109)	(93)	(7)	(7)	(218)	(184)	(14)	(14)
Amortization of prior service cost	1	1	(3)	(3)	1	1	(6)	(6)
Amortization of net loss	11	18	5	7	21	35	11	13

Net periodic benefit cost	(8)	15	20	21	(19)	26	40	40
Curtailment/special benefits	—	2	—	—	—	2	—	—

Total benefit cost	$(8)	$17	$20	$21	$(19)	$28	$40	$40

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $300 million to its pension plans in 2007. Of this amount, RAI contributed $292 million to its pension plans during the first six months of 2007.
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for RAI as of January 1, 2008. RAI currently is assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. RAI does not expect to elect to measure any eligible financial instruments at fair value upon adoption of SFAS No. 159 on January 1, 2008. Accordingly, RAI does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.
Note 2–Restructuring and Asset Impairment Charges
2004 B&W Business Combination Restructuring Costs
     The components of the 2004 B&W business combination restructuring costs accrued and utilized were as follows:

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance, December 31, 2005	72	40	112
Utilized in 2006	(69)	(12)	(81)
Adjustment to goodwill	(2)	(8)	(10)

Balance, December 31, 2006	1	20	21
Utilized in 2007	(1)	(3)	(4)

Balance, June 30, 2007	$—	$17	$17

     In connection with the allocation of the cost of the B&W business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance payments to approximately 2,450 former B&W employees in operations, sales and corporate functions, which were significantly completed by mid-year 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that were to be exited. Additionally, other exit costs include contract

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
     As of June 30, 2007, $239 million of the accrued amount had been paid. In the condensed consolidated balance sheet (unaudited) as of June 30, 2007, $6 million is included in other current liabilities and $11 million is included in other noncurrent liabilities.
Note 3–Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$324	$367	$652	$647
Extraordinary item – gain on acquisition	1	9	1	74

Net income	$325	$376	$653	$721

Basic weighted average shares, in thousands[1]	294,154	295,029	294,596	294,991
Effect of dilutive potential shares:
Options	248	286	251	308
Restricted stock	222	45	194	23

Diluted weighted average shares, in thousands	294,624	295,360	295,041	295,322

[1]	Outstanding contingently issuable restricted stock of 0.8 million shares and 0.5 million shares for the three-month periods, and 0.7 million shares and 0.3 million shares for the six-month periods ended June 30, 2007 and 2006, respectively, were excluded from the basic share calculation, as the related vesting provisions had not been met.
Note 4–Inventories
     The major components of inventories were as follows:

	June 30,	December 31,
	2007	2006
Leaf tobacco	$827	$938
Raw materials	44	44
Work in process	54	54
Finished products	174	156
Other	25	26

Total	1,124	1,218
Less LIFO allowance	68	63

	$1,056	$1,155

     RAI recorded $1 million of expense from expected LIFO layer liquidations for the six-month period ended June 30, 2007. Such expense for the quarter ended June 30, 2007, was less than $1 million. RAI will perform its annual LIFO inventory valuation at December 31, 2007, and interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5–Income Taxes
     In the first quarter of 2007, RAI recorded a cumulative effect for a change in accounting principle of $5 million concerning a decrease of reserves related to uncertain tax positions. This change was accounted for as an increase to the opening balance of retained earnings. After the cumulative effect decrease, RAI had approximately $174 million of gross unrecognized tax benefits. Of this total, approximately $100 million, net of federal benefit on state issues and deposits, represents the amount of unrecognized tax benefits that would affect the effective income tax rate if recognized in future periods. Additionally, the gross unrecognized tax benefits included $59 million of accrued interest and penalties.
     In its adoption of FIN No. 48, RAI has elected, consistent with its past accounting practice, to classify interest and penalties related to its uncertain tax position as tax expense. RAI accrued $59 million of gross interest and penalties as of January 1, 2007.
     Pursuant to FIN No. 48, the total net amount of unrecognized tax benefits as of June 30, 2007, that, if recognized, would affect the tax rate, was $105 million. Of this amount, $45 million, represents net interest and penalties.
     For the three-month and six-month periods ended June 30, 2007, the gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during prior years were $3 million and $6 million, respectively. The gross amounts of increases as a result of tax positions taken during the current year were $3 million and $7 million for the three months and six months, respectively. The gross amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities were $1 million and $2 million for the three months and six months ended June 30, 2007, respectively. There was no reduction of unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.
     Included in the income tax expense for the three-month and six-month periods ended June 30, 2007, were approximately $4 million and $8 million, respectively, of additional tax, interest, net of federal benefit, and penalties associated with uncertain tax positions. Of these amounts, $2 million and $4 million for the three and six month periods, respectively, relate to net interest and penalties.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, RAI does not expect the change to have a significant impact on its results of operations or financial position.
     The provision for income taxes in the second quarter of 2007 was $191 million, or an effective rate of 37.1%, compared with $223 million, or an effective rate of 37.8%, in the second quarter of 2006. The provision for income taxes for the first half of 2007 was $387 million, or an effective rate of 37.2%, compared with $390 million, or an effective rate of 37.6%, in the first half of 2006. The 2006 provision was impacted by the nondeductibility of certain expenditures relating to ballot initiatives, state taxes and other nondeductible items, partially offset by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $9 million.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the estimated domestic production credit of the American Jobs Creation Act enacted on October 22, 2004.
     RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. The Internal Revenue Service completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006. Discussions with the IRS during the first quarter of 2007 indicate that a resolution is expected by the end of the year. The IRS adjustments have been reflected in the FIN No. 48 liability balance. Overpayments for the prior IRS audits are available to cover any additional tax and interest that may be due as the result of the 2002-2003 protest resolution. There are no additional IRS examinations scheduled at this time.
     For years through 1999, substantially all material state income tax matters have been concluded and the federal audit adjustments for years prior to 2002 have been reported to the states.
     RAI recorded favorable tax matter resolution adjustments of $1 million and $9 million in the second quarter of 2007 and 2006, respectively, and $1 million and $74 million, in the first six months of 2007 and 2006, respectively, to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.
Note 6–Borrowing Arrangements
     On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The credit agreement amends and restates RAI’s prior credit agreement dated May 31, 2006.
     The prior credit agreement provided for a five-year, $550 million senior secured revolving credit facility, which could be increased to $800 million at the discretion of the lenders upon the request of RAI and a six-year, $1.55 billion senior secured term loan. On June 21, 2007, RAI prepaid in full, using available cash and the net proceeds of a notes offering as described in note 7 below, the $1.54 billion principal amount outstanding under such term loan, plus accrued interest thereon.
     The amended credit agreement contains restrictive covenants that limit RAI’s and its subsidiaries’ ability to pay dividends and repurchase stock, make investments, prepay certain indebtedness, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. These covenants in the amended credit agreement are subject to a number of qualifications and exceptions. The maturity date of the amended credit agreement is June 28, 2012, which date may be extended in two separate one year increments.
     The amended credit agreement contains customary events of default, including upon a change in control, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the amended credit agreement.
     RAI is able to use the revolving credit facility under the amended credit agreement for borrowings and issuances of letters of credit at its option. Issuances of letters of credit reduce availability under such revolving credit facility. As of June 30, 2007, there were no borrowings, and $24 million of letters of credit outstanding, under the amended credit agreement.
     Under the terms of the amended credit agreement, RAI is required to pay a commitment fee of between 0.25% and 1.0% per annum on the unused portion of the revolving credit facility.
     Borrowings under the amended credit agreement bear interest, at the option of RAI, at a rate equal to an applicable margin plus:
•	the reference rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5% and (2) the prime rate; or

•	the eurodollar rate, which is the rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.
     Certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, have guaranteed RAI’s obligations under the amended credit agreement.
     RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the amended credit agreement. In addition, the Guarantors generally have pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the amended credit agreement, including the stock, indebtedness and other obligations held by or owing to such Guarantor of a subsidiary. However, the pledge of RJR and its direct and indirect subsidiary Guarantors is limited to the stock of RJR’s direct, wholly owned subsidiary, RJR Tobacco, and RAI’s direct, wholly owned subsidiaries, Lane and Santa Fe, have pledged substantially all of their personal property, but no real property.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Under the terms of the amended credit agreement, at such time, if any, as RAI has obtained a corporate credit rating of investment grade with not worse than stable outlooks from each of Moody’s and S&P, the security for the amended credit agreement will, generally, be released automatically.
     Pursuant to the amended credit agreement, in the event of RAI’s exposure under any hedging arrangement with a lender, RAI’s obligations under such hedging arrangement will be guaranteed by the same entities and secured by the same assets as under the amended credit agreement.
     As of June 30, 2007, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
Note 7–Long-Term Debt
     Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
RJR 8.50% — 9.25% unsecured notes, due 2007 to 2013	$89	$89
RJR 6.5% — 7.875% guaranteed, unsecured notes, due 2007 to 2015	69	163

Total RJR debt	158	252

RAI 6.5% — 7.875% guaranteed, secured notes, due 2007 to 2037	3,870	2,939
RAI floating rate, guaranteed, secured, notes, due 2011	400	—
RAI floating rate, guaranteed, secured, term loan, due 2012	—	1,542

Total RAI debt	4,270	4,481

Total debt	4,428	4,733
Current maturities of long-term debt	(29)	(344)

	$4,399	$4,389

     On June 21, 2007, RAI completed the sale of $1.55 billion in aggregate principal amount of senior, secured notes, consisting of $400 million of floating rate notes due June 15, 2011, $700 million of 6.75% notes due June 15, 2017, and $450 million of 7.25% notes due June 15, 2037. These notes were sold under RAI’s shelf registration statement filed with the SEC on June 18, 2007. The net proceeds from the offering, together with available cash, were used to prepay in full the principal balance of $1.54 billion of a term loan, together with accrued interest.
     In February 2007, $48 million of RJR notes were exchanged for RAI notes. In June 2007, $46 million of RJR notes matured and were repaid.
     The Guarantors of RAI’s amended credit agreement also guarantee RAI’s senior secured notes. RAI’s senior secured notes are secured by a pledge of the stock, indebtedness and other obligations of RJR Tobacco owned by or owed to RAI or any restricted subsidiary. Such notes also are secured by any principal property of RAI and any Guarantor that is a restricted subsidiary. Santa Fe and Lane are excluded from the definition of restricted subsidiary. These assets constitute a portion of the security for the obligations of RAI and the Guarantors under the amended credit agreement. If these assets are no longer pledged as security for the obligations of RAI and the Guarantors under the amended credit agreement, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 8–Financial Instruments
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.
     Swaps existed on the following principal amount of debt:

	June 30, 2007	December 31, 2006
RJR 6.5% unsecured notes, due 2007	$—	$63
RJR 7.25% unsecured notes, due 2012	57	82

Total swapped RJR debt	57	145

RAI 6.5% secured notes, due 2007	—	237
RAI 7.25% secured notes, due 2012	393	368
RAI 7.625% secured notes, due 2016	450	—
RAI 6.75% secured notes, due 2017	700	—

Total swapped RAI debt	1,543	605

Total swapped debt	$1,600	$750

     In February 2007, $42 million of RJR notes with swap agreements were exchanged for RAI notes with the associated swaps assigned to RAI. In June 2007, swaps related to $254 million of RAI debt and $46 million of RJR debt were settled.
     On June 21, 2007, RAI entered into swap agreements with respect to $450 million and $700 million of notes with fixed rates of 7.625% and 6.75%, due in 2016 and 2017, respectively. Including the impact of swaps, as of June 30, 2007, the average interest rate on RAI’s consolidated $4.4 billion long-term debt was 7.04%.
     The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of June 30, 2007, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $4 million and $15 million at June 30, 2007 and December 31, 2006, respectively, included in other assets and deferred charges and was equal to the increase in the fair value of the hedged long-term debt.
     Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
Note 9–Commitments and Contingencies
Tobacco Litigation — General
Introduction
     Various legal proceedings, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W. As described in greater detail below, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain litigation liabilities. These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by Conwood. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by Conwood are discussed separately under the heading “— Smokeless Tobacco Litigation” below.
Certain Terms and Phrases
     Certain terms and phrases used in this disclosure may require some explanation. The term “judgment” or “final judgment” refers to the final decision of the court resolving the dispute and determining the rights and obligations of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of certain settlements entered into by RJR Tobacco and B&W are explained below under “— Accounting for Tobacco-Related Litigation Contingencies.”
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
Accounting for Tobacco-Related Litigation Contingencies
     In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and Conwood, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable.
     RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
claims brought against them continue to be dismissed at or before trial. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2007. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by JTI against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.
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
     The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”
     The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates and indemnitees. Although RJR Tobacco and certain of its affiliates and indemnitees continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes and foreign governments, the vast majority of such cases have been dismissed on legal grounds. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
     The pending U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. These claims were dismissed, and the only claim remaining in the case involves alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Reversing the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. Trial of the case concluded on June 9, 2005. On August 17, 2006, the trial court found certain defendants liable for the RICO claims and issued an order for injunctive and other relief, but did not impose any direct financial penalties. Certain defendants, including RJR Tobacco, have

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
appealed to the U.S. Court of Appeals for the District of Columbia. The government also has appealed. A comprehensive discussion of this case is set forth below under “— Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases.”
     As with the claims that were resolved by the MSA and other state settlement agreements, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during negotiations concerning a possible nation-wide settlement of claims similar to those underlying the MSA and other state settlement agreements.
     The DeLoach case, discussed below under “— Litigation Affecting the Cigarette Industry — Antitrust Cases,” was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The few antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws.
     Finally, as discussed under “— Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
     Conwood also believes that it has valid defenses to the smokeless tobacco litigation against it. Conwood has asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by Conwood and its counsel. No verdict or judgment has been returned or entered against Conwood on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. Conwood intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2007.
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
     Although RJR Tobacco believes that it has valid bases for appeals in its pending cases, and RJR Tobacco and RAI believe they have valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or their affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     During the second quarter of 2007, 27 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2007, there were 1,185 cases (including 871 individual smoker cases pending in West Virginia state court as a consolidated action) pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,272 on June 30, 2006, and 1,371 on June 30, 2005, pending against RJR Tobacco or its affiliates or indemnitees.
     As of July 13, 2007, 1,214 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,209 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 1,209 total U.S. cases, 29 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,623 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of July 13, 2007, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of July 13, 2007:

	Number of
State	U.S. Cases
West Virginia	876	*
Florida	109	**
Maryland	36
Mississippi	27
Missouri	26
New York	26
Louisiana	16
California	13
Illinois	7
New Jersey	4
Alabama	3
Tennessee	3
District of Columbia	3
Georgia	3
Connecticut	3
Pennsylvania	3
Ohio	3
Delaware	2
Minnesota	2
Michigan	2
North Carolina	2
South Dakota	2
Vermont	2
Massachusetts	2
Kentucky	2
Oregon	2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
Kansas	2
New Mexico	2
South Carolina	2
Arizona	2
Washington	2
Indiana	1
Arkansas	1
Colorado	1
Hawaii	1
Iowa	1
Idaho	1
Montana	1
North Dakota	1
Nebraska	1
New Hampshire	1
Nevada	1
Utah	1
Mariana Islands	1
Maine	1
Rhode Island	1
Wisconsin	1
Oklahoma	1
Wyoming	1
Alaska	1
Virginia	1

Total	1,209

*	871 of the 876 cases are pending as a consolidated action.

**	41 of the 109 cases are pending as Engle Progeny Cases, as defined below.
     Of the 1,209 pending U.S. cases, 59 are pending in federal court, 1,149 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of July 13, 2007, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of April 13, 2007, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 4, 2007, and a cross-reference to the discussion of each case type.

		Change in
	RJR Tobacco’s	Number of
	Case Numbers as of	Cases Since
Case Type	July 13, 2007	April 13, 2007	Page Reference
Individual Smoking and Health	1,079	-28 *	24
Engle Progeny	41	*	26
Flight Attendant – ETS (Broin II)	2,623	No Change	26
Class-Action	19	-3	26
Governmental Health-Care Cost Recovery	1	No Change	33
Other Health-Care Cost Recovery and Aggregated Claims	3	No Change	36
Master Settlement Agreement-Enforcement and Validity	53	+5	36
Antitrust	4	No Change	38
Other Litigation	9	-3	40

*	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Three pending cases against RJR Tobacco and B&W have attracted significant media attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members may file individual lawsuits. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as Engle Progeny Cases. On May 21, 2007, the defendants, including RJR Tobacco, filed a petition for writ of certiorari in the U.S. Supreme Court.
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
     In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nationwide class of “lights” smokers and set a trial date of January 22, 2007. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument occurred on July 10, 2007. A decision is pending.
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
     The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.6 billion and $2.7 billion in 2006 and 2005, respectively. RJR Tobacco estimates its payments will be approximately $2.6 billion in 2007 and will be approximately $2.8 billion each year thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. The following table lists the trial schedule, as of July 13, 2007, for RJR Tobacco or its affiliates and indemnitees through June 30, 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
September 17, 2007	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)

October 10, 2007	Standish v. American Tobacco Co. [Individual]	RJR Tobacco, B&W	Supreme Court Bronx County (Bronx, NY)

October 29, 2007	Menchini v. Philip Morris, Inc. [Broin II/ETS]	RJR Tobacco, B&W	Circuit Court 11th Judicial Circuit Miami-Dade County (Miami, FL)

January 7, 2008	Brown v. R.J. Reynolds Tobacco Co. [Individual (Engle III)]	RJR Tobacco	U.S. District Court Southern District (Miami, FL)

January 14, 2008	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)

February 19, 2008	Smith v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court Eastern District (New Orleans, LA)

March 17, 2008	Coy v. Philip Morris, Inc. [Individual]	RJR Tobacco, B&W	U.S. District Court Southern District (Miami, FL)

March 17, 2008	In re: Tobacco Litigation (Individual Personal Injury Cases) [Individual/Consolidated]	RJR Tobacco, B&W	Circuit Court Ohio County (Wheeling, WV)

March 24, 2008	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Jackson County (Kansas City, MO)
     Trial Results. From January 1, 1999 through July 13, 2007, 53 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 cases (including four mistrials) tried in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through July 13, 2007, verdicts were returned in 20 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois.
     One case was tried in the first half of 2007 in which RJR Tobacco was a defendant. In Whiteley v. R.J. Reynolds Tobacco Co., an individual smoker case in California state court, jury selection began in January 2007. On May 2, 2007, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris. On May 9, 2007, the jury returned a punitive damages verdict award of $250,000 against RJR Tobacco only. RJR Tobacco intends to file appropriate post-trial motions and, if necessary, appeal.
     The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999 and remain pending as of July 13, 2007, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006 affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On December 21, 2006, the Florida Supreme Court, in response to motions from both sides, issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent, and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme Court mandate issued on January 11, 2007. On May 21, 2007, the defendants, including RJR Tobacco, filed a petition for writ of certiorari in the U.S. Supreme Court.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motions occurred on March 15, 2007. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million (including interest and costs). The defendants filed a notice of appeal on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal found that any class member who started smoking or whose right to participate in the program accrued after September 1, 1988, is not entitled to any recovery. The court also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on April 2, 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals reversed the punitive damages award, ordered a new trial on punitive damages and transferred the case to the Missouri Supreme Court. The Missouri Supreme Court may review the entire case.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. Oral argument occurred on December 12, 2006. A decision is pending.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. In addition, the government has requested the defendants pay a total of approximately $1.9 million in costs. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. In May 2007, the court of appeals issued a briefing schedule that extends through May 19, 2008.

May 2, 2007	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	RJR Tobacco filed its motion for judgment notwithstanding the verdict or, in the alternative, for a new trial on July 31, 2007.
Individual Smoking and Health Cases
     As of July 13, 2007, 1,079 individual cases, including 871 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,113 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2007 to July 13, 2007, or remained on appeal as of July 13, 2007.
     On March 20, 2000, in Whiteley v. Raybestos-Manhattan, Inc. (a case filed in April 1999 in Superior Court, San Francisco County, California), a jury awarded the plaintiffs $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
damages award. The defendants appealed the final judgment to the California Court of Appeals. On April 7, 2004, the court of appeals reversed the judgment and remanded the case for a new trial. On April 28, 2006, the plaintiffs filed a consolidated amended complaint, alleging that use of the defendants’ products, along with exposure to asbestos, caused Mrs. Whiteley to develop lung cancer and ultimately die, and the case name became Whiteley v. R. J. Reynolds Tobacco Co. The jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris on May 2, 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco on May 9, 2007. RJR Tobacco filed its motion for judgment notwithstanding the verdict or, in the alternative, for a new trial on July 31, 2007, and if necessary, RJR Tobacco will appeal.
     On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. (a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania). The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs of suit and attorneys’ fees in this wrongful death action against B&W. The plaintiff contends the decedent’s injury and death were directly related to the actions of the defendants. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. Oral argument occurred on May 16, 2007. A decision is pending.
     On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp. (a case filed in August 2000 in Supreme Court, Kings County, New York), a jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking $270 million in compensatory damages, unspecified punitive damages, attorneys’ fees, costs and disbursements (other manufacturers were dismissed before trial). The plaintiff, Gladys Frankson, alleged that Mr. Frankson became physically and psychologically addicted to nicotine, was unable to cease smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W, $2 million to American Tobacco, a predecessor company to B&W, and $6 million to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages.
     After all post-trial motions (and appeals therefrom) were denied, judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages (the original jury award reduced by 50%) and $5 million in punitive damages (the amount to which the plaintiff stipulated). On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million (including interest and costs). The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp. (a case filed in May 2003 in Circuit Court, Jackson County, Missouri), finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence (which incorporates failure to warn and product defect claims). The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages award, and reversed the award for and ordered a new trial on punitive damages. The case was also transferred to the Missouri Supreme Court, which may review the entire case.
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp. (a case filed in December 1996 in New York Supreme Court, County of New York), a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
December 12, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.
Engle Progeny Cases
     Pursuant to the Florida Supreme Court’s July 6, 2006 ruling in Engle v. R.J. Reynolds Tobacco Co., former class members have one-year from January 11, 2007 in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007 and who claim they meet the conditions in Engle are also attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007 mandate, are referred to as Engle Progeny Cases. As of July 13, 2007, RJR Tobacco has been served and is currently a defendant in 41 Engle Progeny Cases. For further information on the Engle case, see “—Class-Action Suits –Engle Case,” below.
Broin II Cases
     As of July 13, 2007, there were 2,623 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
     On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in aircraft cabins (i.e., specific causation). Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided during the period from January 1, 2007 to July 13, 2007, or remained on appeal or were otherwise pending as of July 13, 2007.
     In Janoff v. Philip Morris, Inc. (a case filed in February 2000 in Circuit Court, Miami-Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from, among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The defendants appealed to the Florida Third District Court of Appeal, which, on October 27, 2004, affirmed the trial court’s order. On November 1, 2005, the Florida Supreme Court refused to hear the case. On July 6, 2007, the plaintiff asked the trial court to set the case for trial.
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
Class-Action Suits
     Overview. As of July 13, 2007, 19 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. All pending class-action cases are discussed below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The pending class-actions against RJR Tobacco or its affiliates or indemnitees include nine cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Florida, Illinois, Minnesota, Missouri and New York. Each of these cases is discussed below.
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
     On February 10, 2003, in Simms v. Philip Morris, Inc. (a case filed in May 2001 in the U.S. District Court, District of Columbia), the court denied certification of a proposed nation-wide class of smokers who purchased cigarettes while under-age in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking: treble damages; disgorgement of unjust enrichment; to enjoin defendants from engaging in marketing or advertising campaigns that target and/or encourage under-age youth to purchase cigarettes, and from making false, misleading or deceptive statements concerning the health effects and addictive natures of cigarettes; to require the defendants to make corrective statements; and the recovery of attorneys’ fees, expert fees and costs. The action was brought to recover the purchase price paid by the plaintiffs and class members for defendants’ products while they were under-age, or in the alternative, to recover the unjust enrichment obtained by the defendants from the plaintiffs and class members while they were underage through the use of fraud, deception, misrepresentation, and other activities constituting racketeering, in violation of federal law. On December 21, 2006, the court denied the plaintiffs’ motions for reconsideration and reversal of the order that denied class certification.
     Medical Monitoring and Smoking Cessation Cases. Classes have been certified in several state court class-action cases in which either RJR Tobacco or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co. (a case filed in May 1996 in District Court, Orleans Parish, Louisiana), the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. The plaintiffs allege that their use of the defendants’ products caused them to become addicted to nicotine. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking.
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
     In addition to the Scott case, one other medical monitoring class-action remains pending against RJR Tobacco, B&W, and other cigarette manufacturers. In Lowe v. Philip Morris, Inc. (a case filed in November 2001 in Circuit Court, Multnomah County, Oregon), a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. On September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal. On

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 20, 2007, the Oregon Supreme Court granted the plaintiffs’ petition for review. Oral argument is scheduled for September 5, 2007.
     Engle Case. Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co. (a case filed in May 1994, and pending in Circuit Court, Miami-Dade County, Florida), in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.
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
     On November 6, 2000, the trial judge denied all post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case on May 12, 2004.
     On July 6, 2006, the court issued its decision. The court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized former class members to avail themselves of those findings under certain conditions in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida citizen residents who suffered or died from smoking-related illnesses that “manifested” themselves on or before November 21, 1996 and that were caused by an addiction to cigarettes. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal.
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. RAI anticipates individual case filings in Florida will increase as a result of the Engle decision. For further information on the individual cases, see “—Engle Progeny Cases” above.
     On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On May 21, 2007, the defendants, including RJR Tobacco, filed a petition for writ of certiorari in the U.S. Supreme Court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc. (a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida), was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. Trial was scheduled to begin on November 27, 2006; however, on September 27, 2006, the trial court granted the defendants’ motion to strike as premature the plaintiffs’ motions and removed the case from the trial calendar. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment. A hearing on the motions occurred on March 15, 2007. A decision is pending.
     California Business and Professions Code Cases. On November 30, 2000, in Daniels v. Philip Morris Cos., Inc. (a case filed in April 1998 in Superior Court, San Diego County, California), a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business and Professions Code §17200 and §17500. The plaintiffs allege that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On February 16, 2005, the California Supreme Court granted the plaintiffs’ petition for review. Oral argument occurred on June 6, 2007. A decision is pending.
     On April 11, 2001, in Brown v. American Tobacco Co., Inc. (a case filed in June 1997 in Superior Court, San Diego County, California), the same judge as in Daniels granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code §17200 et seq. and §17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated §17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. Following the November 2004 passage of a proposition in California that changed the law regarding cases of this nature, the defendants filed a motion to decertify the class. On March 7, 2005, the court granted the defendants’ motion. The plaintiffs filed a notice of appeal on May 19, 2005. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On October 13, 2006, the plaintiffs filed a petition for review with the California Supreme Court. The petition for review was granted on November 1, 2006. Briefing is complete. Oral argument has not been scheduled.
     “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Florida (2) and New York (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and /or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
     In Turner v. R. J. Reynolds Tobacco Co. (a case filed in February 2000 in Circuit Court, Madison County, Illinois), a judge certified a class on November 14, 2001. On June 6, 2003, RJR Tobacco filed a motion to stay the case

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
pending Philip Morris’ appeal of the Price v. Philip Morris Inc. case, which is discussed below. RJR Tobacco filed an emergency stay/supremacy order request on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price.
     In Howard v. Brown & Williamson Tobacco Corp. (another case filed in February 2000 in Circuit Court, Madison County, Illinois), a judge certified a class on December 18, 2001. On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case, discussed below. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.
     A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. The case was filed on February 10, 2000, in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment with the circuit court, which was granted by the court. Judgment was entered dismissing the case with prejudice on the same day. The plaintiffs filed a motion to vacate and/or withhold judgment in the Circuit Court on January 17, 2007. The mandate from the Illinois Fifth District Court of Appeals issued March 14, 2007. Oral argument on the plaintiffs’ motion to vacate occurred on May 2, 2007. A decision is pending. In the event RJR Tobacco and its affiliates or indemnitees lose the Turner or Howard cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” On September 25, 2006, the court issued its decision, among other things, granting class certification and setting a trial date of January 22, 2007. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument occurred on July 10, 2007. A decision is pending.
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co. (a case filed in May 2000 in Circuit Court, St. Louis County, Missouri), a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp. (discussed below).
     In Black v. Brown & Williamson Tobacco Corp. (a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri), B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. As discussed in the prior paragraph, this case and certain other cases have been reassigned to a single general division.
     RJR Tobacco and B&W, respectively, removed two Louisiana “lights” class-actions to federal court. In Harper v. R. J. Reynolds Tobacco Co. (filed in May 2003, and pending in U.S. District Court, Western District, Louisiana), on January 27, 2005, the judge denied the plaintiffs’ motions to remand. The plaintiffs appealed the denial of the motion, and on July 17, 2006, the Fifth Circuit Court of Appeals affirmed the district court’s order. On June 17,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2005, RJR Tobacco and RJR filed a motion for summary judgment based on federal preemption. On July 6, 2007, the court granted the defendants’ motion for summary judgment and dismissed the case with prejudice.
     In Brown v. Brown & Williamson Tobacco Corp. (a case filed in April 2003, and pending in U.S. District Court, Western District, Louisiana), B&W filed a similar motion for summary judgment on July 5, 2005. On September 14, 2005, the court granted the motion in part by dismissing with prejudice the plaintiffs’ Louisiana Unfair Trade and Consumer Protection Act claims. The remainder of the motion was denied. On December 2, 2005, the judge denied B&W’s motion for reconsideration, but certified the case for interlocutory appeal. On February 14, 2007, the U.S. Court of Appeals for the Fifth Circuit reversed the judgment and remanded the case with directions to dismiss all claims with prejudice. On April 2, 2007, final judgment was entered in favor of B&W, and the case was dismissed with prejudice.
     In Dahl v. R. J. Reynolds Tobacco Co. (a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota), a judge dismissed the case on May 11, 2005, because the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals. Briefing is complete. Oral argument has not been scheduled.
     In Thompson v. R. J. Reynolds Tobacco Co. (a case filed in February 2003 in District Court, Hennepin County, Minnesota), RJR Tobacco removed the case on September 23, 2005 to the United States District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co.
     In Huntsberry v. R. J. Reynolds Tobacco Co. (a case filed in April 2004 in Superior Court, King County, Washington), the plaintiffs’ motion for class certification was denied on April 21, 2006. On September 18, 2006, the plaintiffs’ motion for discretionary review was denied. The plaintiffs’ motion to modify the ruling with the Washington Court of Appeals was denied on December 18, 2006. On March 1, 2007, the plaintiffs’ petition for review with the Washington Supreme Court was denied. The plaintiffs’ motion to modify the ruling of the Washington Supreme Court was denied on June 5, 2007. On June 19, 2007, the parties stipulated to a dismissal with prejudice. On June 27, 2007, the court dismissed the case with prejudice.
     Rios v. R. J. Reynolds Tobacco Co. (a case filed in February 2002 in Circuit Court, Palm Beach County, Florida) is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR.
     Finally, in Rivera v. Brown & Williamson Tobacco Corp. (a case filed in October 2006 in Circuit Court, Broward County, Florida), B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and answered the complaint on November 22, 2006.
     Other Class Actions. In Cleary v. Philip Morris, Inc. (a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois), the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On April 8, 2005, the plaintiffs filed a second amended complaint. On February 3, 2006, a hearing on the defendants’ motion to dismiss occurred. The court dismissed count V (public nuisance) and count VI (unjust enrichment) on March 27, 2006. On April 5, 2006, the plaintiffs filed a motion to reconsider the court’s ruling on the motion to dismiss. In its ruling, the court reconsidered certain components of its analysis, but did not modify its original decision. On July 11, 2006, the plaintiffs filed a motion for class certification. A hearing is scheduled for September 6, 2007.
     Young v. American Tobacco Co., Inc. (a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana), is an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who suffer injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “ — Medical Monitoring and Smoking Cessation Cases”.
     In Parsons v. A C & S, Inc. (a case filed in February 1998 in Circuit Court, Ohio County, West Virginia), the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1,000,000 in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multi-district litigation filed in In Re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants (Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries) filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.
     In Jones v. American Tobacco Co., Inc. (a case filed in December 1998 in Circuit Court, Jackson County, Missouri), the defendants removed the case to the U.S. District Court for the Western District of Missouri on February 16, 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.
     Finally, in Espinosa v. Philip Morris USA, Inc., a class-action complaint was filed against certain cigarette manufacturers, including RJR Tobacco, and their parents, including RAI, in December 2006, in the Circuit Court for Cook County, Illinois. The plaintiffs allege that the defendants have increased the nicotine in their cigarette products and failed to inform the plaintiff and/or the class. The plaintiffs seek to recover an amount not less than the purchase price of defendants’ cigarette products, plus interest, attorneys’ fees and costs and such other relief as the court deems appropriate. The plaintiffs filed a motion for class certification and a motion for preservation of documents on December 11, 2006. On December 12, 2006, the defendants removed the case to the U.S. District Court for the Northern District of Illinois. The plaintiffs’ motion to remand was denied on March 26, 2007. The defendants’ motion to dismiss the complaint was granted on June 18, 2007.
     Broin Settlement. RJR Tobacco, B&W and other cigarette manufacturer defendants settled Broin v. Philip Morris, Inc. in October 1997. This case had been brought in Florida state court on behalf of flight attendants alleged to suffer from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases, discussed above, arose out of the settlement of this case.

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
     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. Effective on November 12, 1999, the MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and released various additional present and future claims.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements and related information for 2005 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2011 and
	2005	2006	2007	2008	2009	2010	thereafter
First Four States’ Settlements: [1]
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments[1]	7,004	7,004	7,004	7,143	7,143	7,143	7,143
Additional Annual Payments (through 2017)[1]	—	—	—	861	861	861	861
Base Foundation Funding	25	25	25	25	—	—	—
Growers’ Trust (through 2010) [2]	500	500	500	500	295	295	—
Offset by federal tobacco buyout [2]	(500)	(500)	(500)	(500)	(295)	(295)	—

Total	$8,389	$8,389	$8,389	$9,389	$9,364	$9,364	$9,364

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

[2]	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “–Tobacco Buyout Legislation.”
RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

							2011 and
	2005	2006	2007	2008	2009	2010	thereafter
Settlement expenses	$2,600	$2,611	—	—	—	—	—
Settlement cash payments	$2,732	$2,631	—	—	—	—	—
Projected settlement expenses	—	—	>$2,850	>$2,800	>$2,800	>$2,800	>$2,800
Projected settlement cash payments	—	—	>$2,600	>$2,850	>$2,800	>$2,800	>$2,800

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
     Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The bench (non-jury) trial began in September 2004, and closing arguments concluded on June 10, 2005.
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
     On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part on March 16, 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 17, 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States. The defendants filed amended notices of appeal on March 29, 2007 and March 30, 2007. In May 2007, the court of appeals issued a briefing schedule that extends through May 19, 2008.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No such cases currently are pending against RJR Tobacco and its affiliates or indemnitees in the United States. In the Republic of Panama v. The American Tobacco Co. and State of Sao Paulo v. The American Tobacco Co., the cases, originally filed in Louisiana, were consolidated and then dismissed by the trial court because Louisiana was not an appropriate forum. These plaintiffs filed new cases in the Superior Court for the State of Delaware in and for New Castle County on July 19, 2005, against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking restitution, damages and compensation for all past and future damages including, but not limited to, all past and future health-care expenditures for illnesses associated with tobacco products, punitive or exemplary damages as may be allowed by law, pre- and post-judgment interest and all costs as provided by law, reasonable attorneys’ fees and costs for all general and equitable relief. The plaintiffs alleged that the defendants are liable under breach of duty, negligence, breach of implied warranty, breach of express warranty, misrepresentation and conspiracy. On July 13, 2006, the Delaware Superior Court granted the defendants’ motions to dismiss both cases. On February 23, 2007, the Delaware Supreme Court affirmed the dismissals.
     Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants (including RJR Tobacco) was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action (filed in January 2001, and pending in Supreme Court, British Columbia). The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected will be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In response to motions of certain defendants challenging, among other things, the constitutionality of the new statute, the court, in June 2003, dismissed the government’s action and set aside service ex juris. The government appealed. On May 20, 2004, the Court of Appeal held that the statute was constitutionally valid and remitted the ex juris motions to the trial court for further consideration. On June 23, 2005, the trial court found that service was proper. On July 19, 2005, RJR Tobacco filed its notice of appeal of this ruling. On September 28, 2005, the Supreme Court, in response to motions of certain defendants, ruled that the statute is constitutionally valid. On September 15, 2006, the B.C. Court of Appeal unanimously ruled that the foreign defendants served ex juris are subject to British Columbia law, allowing the government to proceed with its lawsuit against them. On November 10, 2006, RJR Tobacco filed an application for leave to appeal. On April 5, 2007, the Supreme Court dismissed RJR Tobacco’s application. The case is in the preliminary stages.
     On September 1, 1998, the General Health Services filed a statement of claim against certain cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the past and future value of the total expenditures for health-care services provided to residents of Israel resulting from tobacco-related disease, court ordered interest for past expenditures from date of filing the statement of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
claim, increased and/or punitive and/or exemplary damages and costs. The plaintiffs allege that the defendants are liable under the following theories: negligence, public nuisance, fraud, misleading advertisement, defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit, concealment, misrepresentation and conspiracy. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel. A hearing occurred on March 28, 2005, and a decision is pending.
Other Health-Care Cost Recovery and Aggregated Claims Cases
     Health-care cost recovery cases have been brought by a variety of plaintiffs. These cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.
     As of July 13, 2007, three other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, discussed below.
     Native American Tribe Cases. As of July 13, 2007, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. (a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of July 13, 2007, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery.
     Other Cases. On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case seeks to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleges that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. The plaintiff appealed to the U.S. Court of Appeals for the First Circuit. Oral argument occurred on March 6, 2007. A decision is pending.
MSA-Enforcement and Validity
     As of July 13, 2007, there were 53 cases concerning the enforcement, validity or interpretation of the MSA and other state settlement agreements in which RJR Tobacco or B&W is a party. This number includes those cases relating to disputed payments under the MSA (discussed below).
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain Eclipse advertising violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. On April 25, 2007, the court denied the State of Vermont’s motion to strike defendants’ demand for trial by jury. The case is scheduled to be trial ready by February 1, 2008.
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
     On May 17, 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. Discovery in this matter is underway.
     The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment for a given year is available. An independent auditor designated under the MSA must determine that the participating manufacturers have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, referred to as NPMs, and a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss.
     For 2003, the MSA independent auditor determined that the participating manufacturers suffered a market share loss sufficient to trigger an NPM Adjustment. In March 2006, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2003 market share loss. Based on these determinations, on April 17, 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor. On March 28, 2007, the independent auditor issued revised calculations that reduced RJR Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million. On April 19, 2007, RJR Tobacco instructed the independent auditor to release to the settling states approximately $32 million from the disputed payments account.
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by a single, nation-wide arbitration before a panel of three former federal judges. Following RJR Tobacco’s payment of a portion of its 2006 MSA payment into the disputed funds escrow account, 37 of the settling states filed legal proceedings in their respective MSA courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay the disputed amounts to the settling states. In response, RJR Tobacco has moved to compel arbitration as provided in the MSA.
     On September 13, 2006, RJR Tobacco and certain of the other participating manufacturers sent letters to the 15 settling states that had not yet objected to the arbitration noticed by the tobacco manufacturers and/or filed legal proceedings relating to the dispute regarding the 2003 NPM Adjustment in their respective MSA courts. These letters stated that, unless the settling states indicated otherwise, the participating manufacturers would assume that these settling states would not object to the required arbitration. All but one of these settling states responded that they would not agree to submit the dispute to arbitration and would oppose any effort to compel arbitration of the dispute. The participating manufacturers, including RJR Tobacco, have filed motions to compel arbitration in the MSA courts of all of these settling states, except certain of the territories.
     As of July 13, 2007, 44 out of 45 courts that had addressed the question whether disputes concerning the 2003 NPM Adjustment are arbitrable had ruled that arbitration is required under the MSA.
     During 2006, proceedings were initiated with respect to an NPM Adjustment for 2004. The MSA independent auditor determined that the participating manufacturers again suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. On February 12, 2007, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. On April 16, 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2004 NPM Adjustment as calculated by the MSA independent auditor.
     On October 12, 2006, the State of New York sent a 30-day notice, signed by 26 additional Attorneys General, that one or more of these states intended to initiate proceedings seeking declarations construing one or more terms under the MSA. The terms that the signatory states identified relate to the questions presented to the economic consulting firm in the context of the “significant factor proceedings” relating to the expected NPM Adjustment for the year 2004. As of July 13, 2007, only the State of Ohio has filed an action pursuant to this notice.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of July 13, 2007, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for two state court cases pending in Kansas and in New Mexico.
     In Smith v. Philip Morris Cos., Inc. (a case filed in February 2000, and pending in District Court, Seward County, Kansas), the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. Discovery is underway.
     In Romero v. Philip Morris Cos., Inc. (a case filed in April 2000 in District Court, Rio Arriba County, New Mexico), the court granted class certification on May 14, 2003 in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On August 14, 2006, the plaintiff appealed to the New Mexico Court of Appeals. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On February 16, 2000, an antitrust class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the U.S. District Court for the District of Columbia on behalf of a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. On November 30, 2000, the case was moved to U.S. District Court for the Middle District of North Carolina. In May 2003, the plaintiffs reached a court-approved settlement with B&W and other cigarette manufacturer defendants, but not RJR Tobacco. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, of which B&W’s share was $9.8 million, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with an initial requirement of 55 million pounds for B&W (the amount changes each year pursuant to the settlement agreement).
     On April 22, 2004, RJR Tobacco and the plaintiffs settled, which settlement the court approved on March 21, 2005. Under that settlement, RJR Tobacco paid $33 million into a settlement fund, which included costs and attorneys’ fees. RJR Tobacco also agreed to purchase annually a minimum of 35 million pounds (exclusive of the pounds it must purchase as the successor to B&W) of domestic green leaf tobacco for the next ten years, beginning with the 2004 crop year. The obligation to purchase leaf was extended an additional year because the federal government eliminated the tobacco price quota and price support program at the end of 2005.
     By opinion dated December 6, 2004, the U.S. Court of Appeals for the Fourth Circuit held that the April 2004 settlement between RJR Tobacco and the plaintiffs triggered a Most Favored Nations Clause in the earlier May 2003 settlement between B&W and other defendants. The Most Favored Nations Clause reduces the number of pounds RJR Tobacco, as successor to B&W, is obligated to purchase. By order dated August 4, 2005, the U.S. District Court for the Middle District of North Carolina ruled that, pursuant to the Most Favored Nations Clause, the defendants to the May 2003 settlement are entitled to a reduction in their green leaf purchase commitment for any remaining whole years, commencing after the date of the court’s order, in the amount of 67.81 percent. This ruling applies to the minimum number of pounds RJR Tobacco, as successor to B&W, is required to purchase each year and reduces that amount by 67.81 percent each year for all future years.
     Pursuant to an amended complaint filed in the U.S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. The plaintiffs seek preliminary and permanent injunctive relief, enjoining RJR Tobacco from, among other things: continuing with the termination of the plaintiffs’ distributorship; continuing to refuse to honor invoices from the plaintiffs toward retail buydowns and retail contract payments; further reducing the price discounts and back-end monies received by the plaintiffs; and continuing its allegedly discriminatory pricing scheme. The plaintiffs allege that RJR Tobacco, in August 2000, implemented a discriminatory pricing scheme whereby it sold cigarettes at different prices to competing distributors. As a result of the purported pricing scheme, the plaintiffs allegedly have suffered substantial damages in the form of lost profits and sales, loss of customers, loss of goodwill and additional injuries. Additional wholesalers, together with the states of Tennessee and Mississippi, have joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case, and the plaintiffs filed a notice of appeal of the summary judgment and dismissal.
     RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs several months after the granting of summary judgment in RJR Tobacco’s favor, and those plaintiffs thereafter moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. On February 27, 2007, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s decision granting RJR Tobacco’s motion for summary judgment. Twelve of the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court on May 29, 2007; the remaining eight plaintiffs did not join in the petition.
     On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale seeks $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. Smith Wholesale alleges that the defendants, through agreements with one another and other actions, engaged in a scheme to damage competition in the distribution of cigarettes and specifically damage the plaintiff. The case was removed to federal court on January 26, 2006. On September 28, 2006, the court granted the plaintiff’s motion to remand the case back to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
state court. RJR Tobacco filed a motion to dismiss the first amended and reinstated complaints on November 27, 2006. The plaintiff filed a motion for temporary injunction on the same day. The court has not set a hearing date on the preliminary injunction.
Other Litigation and Developments
     By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.
• In February 2003, the RCMP filed criminal charges in the Province of Ontario against, and purported to serve summonses on, JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but did not perfect its appeal until May 8, 2007. A hearing on the appeal is set for October 29, 2007. A preliminary hearing was commenced on April 11, 2005 for the purpose of determining whether the Canadian prosecutor has sufficient evidence supporting the criminal charges to justify a trial of the defendants that have been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and discharging the other six accused. JTI-MC and Mr. Lang have separately filed papers seeking an order quashing the order committing them to stand trial, and the government has filed papers seeking an order quashing the order discharging six of the accused.
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
• In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990 through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
extended to May 30, 2008. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian). In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003.
• On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.
     In addition, in a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001 and October 30, 2002 (see below) and against JTI on January 11, 2002. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. In addition, RJR has liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies and Guarantees” below.
     On May 15, 2007, RAI was served with a subpoena issued by the U.S. District Court for the Middle District of North Carolina. The subpoena seeks documents relating primarily to the business of RJR-TI regarding the manufacture and sale of Canadian brand cigarettes during the period 1990 through 1996. The subpoena was issued at the request of Canada pursuant to a Mutual Legal Assistance Treaty between the United States and Canada.
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
     RJR Tobacco has been served in two reparations actions (filed in October 2002) brought by descendants of slaves, claiming that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the U.S. District Court for the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. The plaintiffs in these actions are asking for judgment in an amount to satisfy the jurisdictional limitations of the court, punitive damages sufficient to punish the defendants, an accounting, imposition of a constructive trust, restitution of the value of their ancestors’ slave labor, and restitution of the value of defendants’ unjust enrichment based upon slave labor and the cost of the action. RJR Tobacco is named, but has not been served, in another reparations case. That case was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court allowed the plaintiffs to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs attempted to appeal the trial court’s January 26, 2004 dismissal. Because the dismissal was not a final order, that appeal was dismissed by the U.S. Court of Appeals for the Seventh Circuit. On July 6, 2005, the trial court granted the defendants’ motion to dismiss the amended complaint with prejudice. On August 3, 2005, the plaintiffs filed a notice of appeal to the Seventh Circuit. On December 13, 2006, the Seventh Circuit affirmed the dismissal of all claims except the consumer protection claims. The case was remanded to the district court for further proceedings. On May 14, 2007, the plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court.
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
     On January 19, 2007, the court released decisions on those two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal. On July 9, 2007, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending Star’s lawsuit. The trial court has deferred that motion pending the appeal.
     On September 22, 2005, RJR Tobacco filed a case in the U.S. District Court for the Western District of North Carolina against Market Basket Food Stores and other cigarette retailers and wholesalers located in the states of North Carolina, Tennessee, Virginia and Kentucky to stop and remedy an ongoing conspiracy to abuse RJR Tobacco’s marketing programs, including the buy-down and coupon programs. The complaint alleged violations of the federal and North Carolina RICO statutes and the North Carolina Unfair and Deceptive Trade Practices Act, along with common law fraud, breach of contract and conspiracy. RJR Tobacco has settled with all of the 20 defendants, and the case has been dismissed.
     Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with two individual smoking and health cases, Croft v. Akron Gasket in Cuyahoga County, Ohio, and Ryan v. Philip Morris, U.S.A., Inc. in Jay County, Indiana, which was dismissed on May 23, 2007. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for these claims to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined.
Smokeless Tobacco Litigation
     As of July 13, 2007, Conwood was a defendant in eight actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 942 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco claims and defendants, and this litigation has been dormant.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Pursuant to a second amended complaint filed in September 2006, Conwood is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by Conwood. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not presently a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. This case is still in its early stages.
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On June 6, 2006, the plaintiff filed a motion to amend the complaint to name as party defendants six individuals who were members of the two defendant committees. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot, including the plaintiff’s motion to name as additional defendants the six committee members. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. The defendants filed their opposition to this motion on July 23, 2007.
Employment Litigation
     On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a class action complaint against R.J. Reynolds Tobacco Company in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The lawsuit is currently in its preliminary stages.
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
Other Contingencies and Guarantees
     In 2002, R. J. Reynolds Tobacco C. V., an indirect wholly owned subsidiary of RAI and referred to as RJRTCV, and an affiliate of Gallaher Group Plc, referred to as Gallaher, formed a joint venture, with each party owning a 50% membership interest. The joint venture, R. J. Reynolds-Gallaher International Sarl, markets American-blend cigarettes primarily in Italy, France and Spain.
     On April 18, 2007, an affiliate of Japan Tobacco Inc. acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement, wherein RJRTCV may elect to terminate the joint venture prior to its expiration date. On May 15, 2007, RJRTCV notified the other member of the joint venture that RJRTCV had exercised its termination right, effective November 30, 2007. Unless the members agree otherwise, the joint venture will no longer conduct any business and will be liquidated following its termination.
     Upon a termination of the joint venture, the value of generally all of the trademarks each joint venture member or its affiliate has licensed to the joint venture will be calculated. The party whose licensed trademarks have the greater value will be required to pay the other party an amount equal to one-half of the difference between the value of the parties’ respective trademarks.
     RJRTCV believes that the current value of the trademarks licensed to the joint venture by Gallaher’s affiliate is materially greater than that of the trademarks licensed to the joint venture by RJRTCV’s affiliate. The value of the trademarks and the resulting termination amount are not yet known, and will be determined in accordance with the valuation procedures set forth in the joint venture agreement as described in RAI’s Current Report on Form 8-K, filed with the SEC on May 21, 2007. In accordance with the terms of the joint venture agreement, the termination amount shall be determined no later than July 2008, whereupon 40% of such amount shall be paid within 60 days of the final determination, and the remainder shall be paid in six equal annual installments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $2 million and $4 million during the first six months of 2007 and 2006, respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
     As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in two individual smoking and health cases, Croft v. Akron Gasket, and Ryan v. Philip Morris, U.S.A., Inc., to the extent, if any, such indemnification is required by the 1996 Purchase Agreement. See “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” above for further information on these cases.
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
     As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.
     RJR Tobacco, Santa Fe, Conwood and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe, Conwood and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.
     Under certain circumstances, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. See note 6 for further information.
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.
Employees
     At June 30, 2007, RAI and its subsidiaries had approximately 7,400 full-time employees and approximately 200 part-time employees. The 7,400 full-time employees include approximately 5,800 RJR Tobacco employees and 800 Conwood employees. No employees of RAI or its subsidiaries are unionized.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10–Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2006	$—	$8,702	$(1,241)	$(418)	$7,043
Cumulative effect of adoption of FIN No. 48	—	—	5	—	5

Adjusted balance as of January 1, 2007	—	8,702	(1,236)	(418)	7,048
Net income	—	—	653	—	653	$653
Retirement benefits FAS 158, net of $12 million tax expense	—	—	—	15	15	15
Other	—	—	—	(1)	(1)	(1)

Total comprehensive income	—	—	—	—		$667

Dividends — $0.75 per share	—	—	(443)	—	(443)
Restricted stock amortization	—	4	—	—	4
Stock repurchased	—	(60)	—	—	(60)
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of June 30, 2007	$—	$8,647	$(1,026)	$(404)	$7,217

     On February 6, 2007, the Board of Directors of RAI authorized the repurchase of up to $75 million of outstanding shares of RAI common stock to offset the dilution from restricted stock grants and the exercise of previously granted options under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. During March 2007, RAI repurchased 984,000 shares of its common stock at an average per share price of $60.65 for a total of $60 million. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase.
     On February 6, 2007, the Board of Directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of shares of restricted RAI common stock under the LTIP, effective March 6, 2007. The 373,082 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2007, of $59.50. The shares of the restricted RAI common stock generally will vest on March 6, 2010. Compensation expense includes the vesting period elapsed. Dividends on shares of outstanding restricted stock, which are paid concurrently with dividends on outstanding unrestricted shares of stock, are recognized as a reduction of equity.
     On February 6, 2007 and May 11, 2007, RAI’s board of directors declared a quarterly cash dividend of $0.75 per common share, or $3.00 on an annualized basis.
     On May 11, 2007, the shareholders of RAI approved an amendment to RAI’s amended and restated articles of incorporation increasing the number of authorized shares of RAI’s common stock, par value $.0001 per share, from 400,000,000 to 800,000,000.
Note 11–Segment Information
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL, WINSTON and SALEM, are currently six of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. As of January 1, 2007, the management and distribution of the DUNHILL and STATE EXPRESS 555 cigarette brands were transferred from Lane to RJR Tobacco.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products in the United States, and has a small, but growing, international tobacco business. On January 1, 2007, GPI began managing the international businesses of Conwood and Santa Fe. GPI also manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases and manages a contract manufacturing business.
     Segment Data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales:
RJR Tobacco	$2,061	$2,111	$3,960	$3,945
Conwood	174	72	329	100
All Other	113	108	207	206

Consolidated net sales	$2,348	$2,291	$4,496	$4,251

Operating income:
RJR Tobacco	$496	$564	$984	$983
Conwood	90	32	170	37
All Other	35	39	70	78
Corporate expense	(26)	(19)	(55)	(36)

Consolidated operating income	$595	$616	$1,169	$1,062

Reconciliation to income before income taxes:
Operating income	$595	$616	$1,169	$1,062
Interest and debt expense	87	52	176	87
Interest income	(23)	(23)	(61)	(59)
Other expense, net	16	(3)	15	(3)

Income from continuing operations before income taxes	$515	$590	$1,039	$1,037

	June 30,	December 31,
	2007	2006
Assets:
RJR Tobacco	$15,085	$14,955
Conwood	4,552	4,578
All Other	1,028	996
Corporate	17,066	17,818
Elimination adjustments	(20,101)	(20,169)

Consolidated assets	$17,630	$18,178

Note 12–Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	June 30,	December 31,
	2007	2006
Balances:
Accounts receivable, related party	$48	$62
Due to related party	9	9
Deferred revenue, related party	39	62

	2007	2006
Transactions for the six months ended June 30:
Net sales, related party	$251	$266
Research and development services billed to related parties	1	2
BAT related legal indemnification expenses	2	4
Purchases from related parties	5	4
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2007, pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for 2005 and 2006, reported by the U.S. Bureau of Labor Statistics. During the six-month period ended June 30, 2007, net sales to BAT affiliates were $251 million, primarily cigarettes, representing 6% of RAI’s total net sales.
     RJR Tobacco recorded $39 million of deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of June 30, 2007, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the first six months of 2007, the aggregate purchases for leaf and cigarettes were $5 million and royalty expenses were less than $1 million.
     In the first half of 2007, RJR Tobacco recorded $2 million in selling, general and administrative expenses for funds to be reimbursed to BAT. These funds will be paid in connection with the indemnification of B&W and its affiliates for costs and expenses related to certain tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 9.
     In 2006, RJR Tobacco seconded certain of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees are paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RJR Tobacco for certain costs of the seconded employees’ compensation and benefits during the secondment period. During the first six months of 2007, $2 million was billed to BAT related to secondees.
     At June 30, 2007, $9 million of accounts payable is included in due to related party in the condensed consolidated balance sheet (unaudited), primarily relating to cigarette purchases and the litigation reimbursement accrual.
Note 13—RAI Guaranteed, Secured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantors of RAI’s $4.3 billion guaranteed, secured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, Conwood, Conwood Holdings, Inc., Santa Fe, Lane, GPI, RJR Acquisition Corp., and certain of RJR Tobacco’s other subsidiaries, the guarantors; other indirect subsidiaries of RAI that are not guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2007
Net sales	$—	$2,218	$31	$(22)	$2,227
Net sales, related party	—	121	—	—	121
Cost of products sold	—	1,349	16	(22)	1,343
Selling, general and administrative expenses	14	375	14	1	404
Amortization expense	—	6	—	—	6

Operating income (loss)	(14)	609	1	(1)	595
Interest and debt expense	84	3	—	—	87
Interest income	(1)	(22)	—	—	(23)
Intercompany interest (income) expense	(30)	29	1	—	—
Intercompany dividend income	—	(10)	—	10	—
Other (income) expense, net	20	(1)	(3)	—	16

Income (loss) before income taxes	(87)	610	3	(11)	515
Provision for (benefit from) income taxes	(28)	219	—	—	191
Equity income from subsidiaries	384	3	—	(387)	—

Income before extraordinary item	325	394	3	(398)	324
Extraordinary item – gain on acquisition	—	1	—	—	1

Net income	$325	$395	$3	$(398)	$325

For the Three Months Ended June 30, 2006
Net sales	$—	$2,165	$21	$(16)	$2,170
Net sales, related party	—	121	—	—	121
Cost of products sold	—	1,285	7	(16)	1,276
Selling, general and administrative expenses	8	375	9	—	392
Amortization expense	—	7	—	—	7

Operating income (loss)	(8)	619	5	—	616
Interest and debt expense	22	30	—	—	52
Interest income	(1)	(22)	—	—	(23)
Intercompany interest (income) expense	(15)	15	—	—	—
Intercompany dividend income	—	(10)	—	10	—
Other (income) expense, net	3	(2)	(4)	—	(3)

Income (loss) before income taxes	(17)	608	9	(10)	590
Provision for (benefit from) income taxes	(5)	227	1	—	223
Equity income from subsidiaries	388	8	—	(396)	—

Income before extraordinary item	376	389	8	(406)	367
Extraordinary item – gain on acquisition	—	9	—	—	9

Net income	$376	$398	$8	$(406)	$376

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2007
Net sales	$—	$4,234	$47	$(36)	$4,245
Net sales, related party	—	251	—	—	251
Cost of products sold	—	2,537	17	(36)	2,518
Selling, general and administrative expenses	29	744	23	1	797
Amortization expense	—	12	—	—	12

Operating income (loss)	(29)	1,192	7	(1)	1,169
Interest and debt expense	168	8	—	—	176
Interest income	(2)	(58)	(1)	—	(61)
Intercompany interest (income) expense	(62)	60	2	—	—
Intercompany dividend income	—	(21)	—	21	—
Other (income) expense, net	22	(2)	(5)	—	15

Income (loss) before income taxes	(155)	1,205	11	(22)	1,039
Provision for (benefit from) income taxes	(51)	437	1	—	387
Equity income from subsidiaries	757	10	—	(767)	—

Income before extraordinary item	653	778	10	(789)	652
Extraordinary item – gain on acquisition	—	1	—	—	1

Net income	$653	$779	$10	$(789)	$653

For the Six Months Ended June 30, 2006
Net sales	$—	$3,974	$44	$(33)	$3,985
Net sales, related party	—	266	—	—	266
Cost of products sold	—	2,460	14	(33)	2,441
Selling, general and administrative expenses	14	703	17	—	734
Amortization expense	—	14	—	—	14

Operating income (loss)	(14)	1,063	13	—	1,062
Interest and debt expense	22	65	—	—	87
Interest income	(1)	(58)	—	—	(59)
Intercompany interest (income) expense	(8)	8	—	—	—
Intercompany dividend income	—	(21)	—	21	—
Other (income) expense, net	3	(1)	(5)	—	(3)

Income (loss) before income taxes	(30)	1,070	18	(21)	1,037
Provision for (benefit from) income taxes	(9)	397	2	—	390
Equity income from subsidiaries	742	16	—	(758)	—

Income before extraordinary item	721	689	16	(779)	647
Extraordinary item – gain on acquisition	—	74	—	—	74

Net income	$721	$763	$16	$(779)	$721

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2007
Cash flows from (used in) operating activities	$402	$(190)	$8	$(76)	$144

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,001)	—	—	(3,001)
Proceeds from sale of short-term investments	—	3,451	—	—	3,451
Capital expenditures	(5)	(51)	(4)	—	(60)
Distributions from (investment in) equity investments	—	(1)	10	—	9
Other, net	—	(1)	—	—	(1)
Intercompany notes receivable	20	(308)	—	288	—

Net cash flows from investing activities	15	89	6	288	398

Cash flows from (used in) financing activities:
Dividends paid on common stock	(444)	(55)	—	55	(444)
Dividends paid on preferred stock	(21)	—	—	21	—
Repurchase of common stock	(60)	—	—	—	(60)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repayments of long-term debt	(254)	(46)	—	—	(300)
Repayments of term loan	(1,542)	—	—	—	(1,542)
Issuance of long-term debt	1,547	—	—	—	1,547
Deferred debt issuance cost	(14)	—	—	—	(14)
Intercompany notes payable	297	(20)	11	(288)	—

Net cash flows from (used in)financing activities	(490)	(121)	11	(212)	(812)

Net change in cash and cash equivalents	(73)	(222)	25	—	(270)
Cash and cash equivalents at beginning of period	296	1,065	72	—	1,433

Cash and cash equivalents at end of period	$223	$843	$97	$—	$1,163

For the Six Months Ended June 30, 2006
Cash flows from (used in) operating activities	$787	$(68)	$16	$(632)	$103

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2,966)	—	—	(2,966)
Proceeds from sale of short-term investments	—	3,621	—	—	3,621
Capital expenditures	—	(71)	(2)	—	(73)
Distributions from equity investments	—	—	8	—	8
Proceeds from the sale of businesses	—	3	—	—	3
Business acquisition	—	(3,517)	—	—	(3,517)
Intercompany notes receivable	(3,168)	9	—	3,159	—
Net intercompany investments	(381)	381	—	—	—
Other, net	(2)	5	—	—	3

Net cash flows from (used in) investing activities	(3,551)	(2,535)	6	3,159	(2,921)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(368)	(611)	—	611	(368)
Dividends paid on preferred stock	(21)	—	—	21	—
Proceeds from exercise of stock options	3	—	—	—	3
Excess tax benefit from stock-based compensation	2	—	—	—	2
Repayment of long-term debt	—	(190)	—	—	(190)
Issuance of long-term debt	1,641	—	—	—	1,641
Principal borrowings under term loan	1,550	—	—	—	1,550
Deferred debt issuance costs	(48)	—	—	—	(48)
Intercompany notes payable	(9)	3,168	—	(3,159)	—

Net cash flows from financing activities	2,750	2,367	—	(2,527)	2,590

Net change in cash and cash equivalents	(14)	(236)	22	—	(228)
Cash and cash equivalents at beginning of period	227	1,076	30	—	1,333

Cash and cash equivalents at end of period	$213	$840	$52	$—	$1,105

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2007
Assets
Cash and cash equivalents	$223	$843	$97	$—	$1,163
Short-term investments	—	843	—	—	843
Accounts and other receivables, net	5	95	10	—	110
Accounts receivable, related party	—	48	—	—	48
Inventories	—	1,027	30	(1)	1,056
Deferred income taxes	5	830	—	—	835
Prepaid expenses and other current assets	1	123	1	(6)	119
Short-term intercompany notes and interest receivable	82	112	—	(194)	—
Other intercompany receivables	463	—	3	(466)	—

Total current assets	779	3,921	141	(667)	4,174
Property, plant and equipment, net	5	1,039	20	—	1,064
Trademarks, net	—	3,475	—	—	3,475
Goodwill	—	8,167	8	—	8,175
Other intangibles, net	—	207	—	—	207
Long-term intercompany notes	2,140	768	—	(2,908)	—
Investment in subsidiaries	10,001	82	—	(10,083)	—
Other assets and deferred charges	79	448	34	(26)	535

Total assets	$13,004	$18,107	$203	$(13,684)	$17,630

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$1,584	$—	$—	$1,584
Accounts payable and other accrued liabilities	644	1,029	24	(6)	1,691
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	39	—	—	39
Current maturities of long-term debt	—	29	—	—	29
Short-term intercompany notes and interest payables	29	82	83	(194)	—
Other intercompany payables	—	467	—	(467)	—

Total current liabilities	673	3,239	107	(667)	3,352
Intercompany notes and interest payable	768	2,140	—	(2,908)	—
Long-term debt (less current maturities)	4,270	129	—	—	4,399
Deferred income taxes	—	1,113	—	(26)	1,087
Long-term retirement benefits (less current portion)	43	1,114	14	—	1,171
Other noncurrent liabilities	33	370	1	—	404
Shareholders’ equity	7,217	10,002	81	(10,083)	7,217

Total liabilities and shareholders’ equity	$13,004	$18,107	$203	$(13,684)	$17,630

December 31, 2006
Assets
Cash and cash equivalents	$296	$1,065	$72	$—	$1,433
Short-term investments	—	1,293	—	—	1,293
Accounts and other receivables, net	4	98	5	—	107
Accounts receivable, related party	—	59	3	—	62
Inventories	—	1,135	20	—	1,155
Deferred income taxes	3	790	—	—	793
Prepaid expenses and other current assets	6	94	3	(11)	92
Short-term intercompany notes and interest receivable	83	97	—	(180)	—
Other intercompany receivables	522	—	6	(528)	—

Total current assets	914	4,631	109	(719)	4,935
Property, plant and equipment, net	—	1,046	16	—	1,062
Trademarks, net	—	3,479	—	—	3,479
Goodwill	—	8,167	8	—	8,175

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Other intangibles, net	—	215	—	—	215
Long-term intercompany notes	2,160	472	—	(2,632)	—
Investment in subsidiaries	9,253	69	—	(9,322)	—
Other assets and deferred charges	96	204	38	(26)	312

Total assets	$12,423	$18,283	$171	$(12,699)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,237	$—	$—	$2,237
Accounts payable and other accrued liabilities	323	1,111	17	(11)	1,440
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	344
Short-term intercompany notes and interest payable	26	83	71	(180)	—
Other intercompany payables	—	528	—	(528)	—

Total current liabilities	601	4,122	88	(719)	4,092
Intercompany notes and interest payable	472	2,160	—	(2,632)	—
Long-term debt (less current maturities)	4,229	160	—	—	4,389
Deferred income taxes	—	1,193	—	(26)	1,167
Long-term retirement benefits (less current portion)	41	1,172	14	—	1,227
Other noncurrent liabilities	37	222	1	—	260
Shareholders’ equity	7,043	9,254	68	(9,322)	7,043

Total liabilities and shareholders’ equity	$12,423	$18,283	$171	$(12,699)	$18,178

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14–RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $69 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and Conwood, that are not guarantors; and elimination adjustments. GPI was added as a guarantor in September 2006. Comparative information for 2006 represents the guarantor subsidiaries during those periods.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2007
Net sales	$—	$—	$2,006	$262	$(41)	$2,227
Net sales, related party	—	—	116	5	—	121
Cost of products sold	—	—	1,289	95	(41)	1,343
Selling, general and administrative expenses	14	—	332	58	—	404
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(14)	—	496	113	—	595
Interest and debt expense	84	3	—	—	—	87
Interest income	(1)	(1)	(18)	(3)	—	(23)
Intercompany interest (income) expense	(30)	(1)	(18)	49	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other (income) expense, net	20	(1)	—	(3)	—	16

Income (loss) before income taxes	(87)	10	532	70	(10)	515
Provision for (benefit from) income taxes	(28)	—	192	27	—	191
Equity income from subsidiaries	384	343	4	—	(731)	—

Income before extraordinary item	325	353	344	43	(741)	324
Extraordinary item-gain on acquisition	—	—	1	—	—	1

Net income	$325	$353	$345	$43	$(741)	$325

For the Three Months Ended June 30, 2006
Net sales	$—	$—	$2,032	$172	$(34)	$2,170
Net sales, related party	—	—	117	4	—	121
Cost of products sold	—	—	1,240	70	(34)	1,276
Selling, general and administrative expenses	8	—	345	39	—	392
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(8)	—	557	67	—	616
Interest and debt expense	22	28	1	1	—	52
Interest income	(1)	(2)	(20)	—	—	(23)
Intercompany interest (income) expense	(15)	1	(12)	26	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other (income) expense, net	3	(2)	—	(4)	—	(3)

Income (loss) before income taxes	(17)	(15)	588	44	(10)	590
Provision for (benefit from) income taxes	(5)	(15)	229	14	—	223
Equity income from subsidiaries	388	376	4	—	(768)	—

Income before extraordinary item	376	376	363	30	(778)	367
Extraordinary item-gain on acquisition	—	—	9	—	—	9

Net income	$376	$376	$372	$30	$(778)	$376

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2007
Net sales	$—	$—	$3,833	$477	$(65)	$4,245
Net sales, related party	—	—	243	8	—	251
Cost of products sold	—	—	2,425	158	(65)	2,518
Selling, general and administrative expenses	29	—	655	113	—	797
Amortization expense	—	—	11	1	—	12

Operating income (loss)	(29)	—	985	213	—	1,169
Interest and debt expense	168	8	—	—	—	176
Interest income	(2)	(4)	(49)	(6)	—	(61)
Intercompany interest (income) expense	(62)	(2)	(33)	97	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other (income) expense, net	22	(2)	—	(5)	—	15

Income (loss) before income taxes	(155)	21	1,067	127	(21)	1,039
Provision for (benefit from) income taxes	(51)	—	393	45	—	387
Equity income from subsidiaries	757	684	10	—	(1,451)	—

Income before extraordinary item	653	705	684	82	(1,472)	652
Extraordinary item-gain on acquisition	—	—	1	—	—	1

Net income	$653	$705	$685	$82	$(1,472)	$653

For the Six Months Ended June 30, 2006
Net sales	$—	$—	$3,770	$284	$(69)	$3,985
Net sales, related party	—	—	260	6	—	266
Cost of products sold	—	—	2,387	123	(69)	2,441
Selling, general and administrative expenses	14	1	653	66	—	734
Amortization expense	—	—	14	—	—	14

Operating income (loss)	(14)	(1)	976	101	—	1,062
Interest and debt expense	22	60	1	4	—	87
Interest income	(1)	(5)	(53)	—	—	(59)
Intercompany interest (income) expense	(8)	1	(22)	29	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other (income) expense, net	3	(2)	1	(5)	—	(3)

Income (loss) before income taxes	(30)	(34)	1,049	73	(21)	1,037
Provision for (benefit from) income taxes	(9)	(26)	403	22	—	390
Equity income from subsidiaries	742	735	11	—	(1,488)	—

Income before extraordinary item	721	727	657	51	(1,509)	647
Extraordinary item-gain on acquisition	—	—	74	—	—	74

Net income	$721	$727	$731	$51	$(1,509)	$721

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2007
Cash flows from (used in) operating activities	$402	$184	$(332)	$105	$(215)	$144

Cash flows from (used in) investing activities:
Capital expenditures	(5)	—	(42)	(13)	—	(60)
Distribution from equity investees	—	—	(1)	10	—	9
Purchases of short-term investments	—	(2)	(2,899)	(100)	—	(3,001)
Proceeds from short-term investments	—	120	3,331	—	—	3,451
Net intercompany investments	—	(260)	260	—	—	—
Other, net	—	(1)	—	—	—	(1)
Intercompany notes receivable	20	9	(346)	—	317	—

Net cash flows from (used in) investing activities	15	(134)	303	(103)	317	398

Cash flows from (used in) financing activities:
Dividends paid on common stock	(444)	—	(139)	(55)	194	(444)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Repurchase of common stock	(60)	—	—	—	—	(60)
Repayment of long-term debt	(254)	(46)	—	—	—	(300)
Repayment of term loan	(1,542)	—	—	—	—	(1,542)
Issuance of long-term debt	1,547	—	—	—	—	1,547
Deferred debt issuance cost	(14)	—	—	—	—	(14)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Intercompany notes payable	297	—	1	19	(317)	—

Net cash flows used in financing activities	(490)	(46)	(138)	(36)	(102)	(812)

Net change in cash and cash equivalents	(73)	4	(167)	(34)	—	(270)
Cash and cash equivalents at beginning of period	296	22	848	267	—	1,433

Cash and cash equivalents at end of period	$223	$26	$681	$233	$—	$1,163

For the Six Months Ended June 30, 2006
Cash flows from (used in) operating activities	$787	$569	$86	$21	$(1,360)	$103

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(67)	(6)	—	(73)
Distribution from equity investees	—	—	—	8	—	8
Purchases of short-term investments	—	(3)	(2,963)	—	—	(2,966)
Proceeds from short-term investments	—	—	3,621	—	—	3,621
Intercompany notes receivable	(3,168)	(3,157)	7	—	6,318	—
Net intercompany investment	(381)	219	(219)	381	—	—
Business acquisition	—	—	—	(3,517)	—	(3,517)
Proceeds from sale of business	—	—	—	3	—	3
Other, net	(2)	—	5	—	—	3

Net cash flows from (used in) investing activities	(3,551)	(2,941)	384	(3,131)	6,318	(2,921)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(368)	(611)	(728)	—	1,339	(368)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Proceeds from exercise of stock options	3	—	—	—	—	3
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Repayments of long-term debt	—	(190)	—	—	—	(190)
Issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan credit facility	1,550	—	—	—	—	1,550
Deferred debt issuance cost	(48)	—	—	—	—	(48)
Intercompany notes payable	(9)	3,169	(2)	3,160	(6,318)	—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash flows from (used in) financing activities	2,750	2,368	(730)	3,160	(4,958)	2,590

Net change in cash and cash equivalents	(14)	(4)	(260)	50	—	(228)
Cash and cash equivalents at beginning of period	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of period	$213	$29	$783	$80	$—	$1,105

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
June 30, 2007
Assets
Cash and cash equivalents	$223	$26	$681	$233	$—	$1,163
Short-term investments	—	—	743	100	—	843
Accounts and other receivables, net	5	3	72	30	—	110
Accounts receivable, related party	—	—	42	6	—	48
Inventories	—	—	816	241	(1)	1,056
Deferred income taxes	5	—	808	22	—	835
Prepaid expenses and other current assets	1	—	120	4	(6)	119
Short-term intercompany notes and interest receivable	82	101	444	—	(627)	—
Other intercompany receivables	463	—	—	—	(463)	—

Total current assets	779	130	3,726	636	(1,097)	4,174
Property, plant and equipment, net	5	—	946	113	—	1,064
Trademarks, net	—	—	1,902	1,573	—	3,475
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	207	—	—	207
Long-term intercompany notes	2,140	234	810	—	(3,184)	—
Investment in subsidiaries	10,001	8,512	64	—	(18,577)	—
Other assets and deferred charges	79	31	418	36	(29)	535

Total assets	$13,004	$8,907	$13,376	$5,230	$(22,887)	$17,630

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$1,571	$13	$—	$1,584
Accounts payable and other accrued liabilities	644	6	968	79	(6)	1,691
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	39	—	—	39
Current maturities of long-term debt	—	29	—	—	—	29
Short-term intercompany notes and interest payable	29	407	2	189	(627)	—
Other intercompany payables	—	39	420	5	(464)	—

Total current liabilities	673	481	3,009	286	(1,097)	3,352
Intercompany notes	768	—	3	2,413	(3,184)	—
Long-term debt (less current maturities)	4,270	129	—	—	—	4,399
Deferred income taxes	—	—	542	574	(29)	1,087
Long-term retirement benefits (less current portion)	43	18	1,042	68	—	1,171
Other noncurrent liabilities	33	91	269	11	—	404
Shareholders’ equity	7,217	8,188	8,511	1,878	(18,577)	7,217

Total liabilities and shareholders’ equity	$13,004	$8,907	$13,376	$5,230	$(22,887)	$17,630

December 31, 2006
Assets
Cash and cash equivalents	$296	$22	$848	$267	$—	$1,433
Short-term investments	—	117	1,176	—	—	1,293
Accounts and other receivables, net	4	3	70	30	—	107
Accounts receivable, related party	—	—	51	11	—	62
Inventories	—	—	910	246	(1)	1,155
Deferred income taxes	3	1	768	21	—	793
Prepaid expenses and other current assets	6	—	96	6	(16)	92
Short-term intercompany notes and interest receivable	83	99	433	—	(615)	—
Other intercompany receivables	522	38	—	29	(589)	—

Total current assets	914	280	4,352	610	(1,221)	4,935

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Property, plant and equipment, net	—	—	955	107	—	1,062
Trademarks, net	—	—	1,906	1,573	—	3,479
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	180	35	—	215
Long-term intercompany notes	2,160	244	472	—	(2,876)	—
Investment in subsidiaries	9,253	7,684	52	—	(16,989)	—
Other assets and deferred charges	96	29	173	40	(26)	312

Total assets	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,216	$21	$—	$2,237
Accounts payable and other accrued liabilities	323	8	998	127	(16)	1,440
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	—	344
Short-term intercompany notes and interest payable	26	407	3	179	(615)	—
Other intercompany payables	—	—	589	—	(589)	—

Total current liabilities	601	507	3,877	327	(1,220)	4,092
Intercompany notes	472	—	4	2,400	(2,876)	—
Long-term debt (less current maturities)	4,229	160	—	—	—	4,389
Deferred income taxes	—	—	605	588	(26)	1,167
Long-term retirement benefits (less current portion)	41	19	1,101	66	—	1,227
Other noncurrent liabilities	37	91	123	9	—	260
Shareholders’ equity	7,043	7,460	7,683	1,847	(16,990)	7,043

Total liabilities and shareholders’ equity	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2007 with the second quarter of 2006 and the first six months of 2007 with the first six months of 2006. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe and GPI. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. GPI manufactures and exports cigarettes to U.S. territories, U.S. duty-free shops and U.S. overseas military bases, manages a contract manufacturing business and, as of January 1, 2007, manages the international businesses of Conwood and Santa Fe.
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

     RJR Tobacco’s refined brand portfolio strategy took effect at the beginning of 2007, and modified the three categories of brands to growth, support and non-support. The growth brands consist of two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term accelerated growth and profit, CAMEL and KOOL will continue to receive significant investment support, consistent with their previous investment brand status. The support brands consist of three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited support for scale and long-term profit. The non-support brands consist of all remaining brands and are managed to maximize near-term profitability. RJR Tobacco expects that, within the next four years, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.
Conwood
     Conwood offers a range of differentiated smokeless tobacco products to adult consumers. Conwood is the only company with brands in every category of the smokeless tobacco market, including moist snuff, loose leaf, dry snuff, plug and twist tobacco. The moist snuff category is divided into premium and price-value brands. GRIZZLY, the nation’s largest price-value brand, led to Conwood’s increased share of the smokeless market. KODIAK is Conwood’s leading premium brand.
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
     As discussed in note 9 to condensed consolidated financial statements (unaudited), RJR Tobacco, Conwood and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. RJR Tobacco has paid approximately $26 million since January 1, 2005, related to such unfavorable judgments, including pre-acquisition contingencies related to the B&W business combination.

     RAI and its subsidiaries believe, however, that they have valid bases for appeals in their pending cases and have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable or estimable. No liability for pending smoking and health tobacco litigation or smokeless tobacco litigation was recorded in RAI’s condensed consolidated financial statements (unaudited) as of June 30, 2007. As discussed in more detail in note 9 to condensed consolidated financial statements (unaudited), RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Settlement Agreements
     As discussed in note 9 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. Conwood is not a participant in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “–Governmental Health-Care Cost Recovery Cases–MSA and Other State Settlement Agreements” and “–MSA–Enforcement and Validity” in note 9 to condensed consolidated financial statements (unaudited).
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

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2007	2006	Change	2007	2006	Change
Net sales:[1]
RJR Tobacco	$2,061	$2,111	(2.4)%	$3,960	$3,945	0.4%
Conwood	174	72	NM3	329	100	NM3
All other	113	108	4.6%	207	206	0.5%

Net sales	2,348	2,291	2.5%	4,496	4,251	5.8%
Cost of products sold[1,2]	1,343	1,276	5.3%	2,518	2,441	3.2%
Selling, general and administrative expenses	404	392	3.1%	797	734	8.6%
Amortization expense	6	7	(14.3)%	12	14	(14.3)%
Operating income:
RJR Tobacco	496	564	(12.1)%	984	983	0.1%
Conwood	90	32	NM3	170	37	NM3
All other	35	39	(10.3)%	70	78	(10.3)%
Corporate expense	(26)	(19)	36.8%	(55)	(36)	52.8%

	$595	$616	(3.4)%	$1,169	$1,062	10.1%

[1] Excludes excise taxes of:

RJR Tobacco	$492	$532	$940	$997
Conwood	5	3	9	4
All other	32	34	74	68

	$529	$569	$1,023	$1,069

[2]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

[3]	Percent change is not meaningful.
RJR Tobacco
     Net Sales
     RJR Tobacco’s net sales for the second quarter of 2007 decreased $50 million from the comparable prior-year quarter, primarily due to a decrease in total volume of $157 million partially offset by higher pricing and lower discounting. For the first six months of 2007, RJR Tobacco’s net sales increased $15 million due to higher pricing coupled with lower discounting, mostly offset by a $219 million decrease in volume. The volume declines in the comparative periods were primarily due to inventory builds at wholesale during the second quarter of 2006 in preparation for an RJR Tobacco system conversion on June 30, 2006. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows1:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Growth brands:
CAMEL excluding non-filter	6.6	6.3	5.4%	12.2	11.6	5.1%
KOOL	3.0	3.1	(4.8)%	5.6	5.9	(4.9)%
PALL MALL	1.9	1.8	3.1%	3.5	3.3	7.0%

	11.4	11.2	2.2%	21.4	20.8	2.6%

Support brands	10.7	11.8	(9.7)%	20.7	22.3	(7.0)%
Non-support brands	3.8	5.0	(22.6)%	7.5	9.5	(20.7)%

Total domestic	26.0	28.0	(7.2)%	49.6	52.6	(5.7)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Total premium	16.3	17.1	(5.1)%	30.9	32.2	(3.8)%
Total value	9.7	10.8	(10.5)%	18.7	20.4	(8.6)%

Total domestic	26.0	28.0	(7.2)%	49.6	52.6	(5.7)%

Industry[2]:
Premium	68.0	70.0	(2.9)%	128.8	133.7	(3.7)%
Value	25.1	27.1	(7.6)%	47.5	52.0	(8.7)%

Total domestic	93.1	97.1	(4.2)%	176.2	185.6	(5.1)%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s total domestic shipment volume decreased 7.2% and 5.7% in the second quarter and first six months of 2007, respectively, compared with prior-year periods. This decrease reflects the second quarter 2006 wholesale inventory build of approximately 1 billion units in preparation of RJR Tobacco’s SAP enterprise business system conversion along with declines in current consumption, or current retail sales to consumers. RJR Tobacco’s full-year 2007 shipment volume decline is expected to be approximately 4%. The expected overall domestic industry consumption decline is approximately 3%.
     Shipments in the premium tier increased to 62.6% of RJR Tobacco’s total domestic shipments during the second quarter of 2007 compared with 61.2% in the prior-year quarter. For the first six months, premium tier shipments as a percentage of total shipments were 62.4% in 2007 and 61.2% in 2006. These increases were driven by CAMEL with the introduction of CAMEL No. 9 and CAMEL Signature during the first half of 2007. The domestic industry’s premium shipments increased to 73.1% for the three months ended June 30, 2007, from 72.1% of total shipments for the three months ended June 30, 2006. For the first six months, premium tier shipments as a percentage of total shipments were 73.1% in 2007 and 72.0% in 2006.
     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

		For the Three Months Ended[2]
	June 30,	March 31,	Share Point	June 30,	Share Point
	2007	2007	Change	2006	Change
Growth brands:
CAMEL excluding non-filter	7.82%	7.39%	0.43	7.34%	0.49
KOOL	3.07%	3.20%	(0.13)	3.11%	(0.03)
PALL MALL	2.09%	2.04%	0.05	1.92%	0.18
Total growth brands	12.99%	12.63%	0.36	12.36%	0.63

Support brands	11.67%	11.99%	(0.32)	12.10%	(0.43)

Non-support brands	4.49%	4.79%	(0.30)	5.33%	(0.84)

Total domestic	29.14%	29.41%	(0.27)	29.79%	(0.64)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles increased 0.43 share points in the second quarter of 2007 from the prior quarter and 0.49 share points from the second quarter of 2006. CAMEL continues to focus on brand innovation particularly in the menthol category. In February 2007, CAMEL introduced CAMEL No. 9 in regular and menthol styles designed to appeal to adult female smokers. CAMEL No. 9 has been well received and currently has a market share of almost a half point. KOOL’s market share in the second quarter of 2007 was relatively stable compared with the prior quarter and prior-year period. KOOL has been providing innovative products such as KOOL XL, the smoother and wider cigarette introduced in late 2006 and, most recently, a milder style KOOL XL Blue. Both KOOL XL and KOOL XL Blue will be expanded to national distribution during 2007. PALL MALL’s market share continues to grow, gaining 0.05 share points in the second quarter of 2007 over the first quarter of 2007 and 0.18 share points over the comparable quarter of 2006. PALL MALL offers a longer-lasting cigarette with a premium heritage at a less-than-premium price. During the second quarter of 2007, PALL MALL ultra lights were available in a bright, distinctive packaging design.
     The combined share of market of RJR Tobacco’s growth brands during the first half of 2007 showed improvement over the comparative prior-year period. However, as expected, the decline in share of support and non-support brands more than offset the gains on the growth brands.
     Operating Income
     RJR Tobacco’s operating income for the second quarter of 2007 decreased $68 million to $496 million, or 24.1% of net sales, from $564 million, or 26.7% of net sales, in the comparable prior-year quarter. For the first six months, operating income was stable at $984 million, or 24.8% of net sales, in 2007 compared with $983 million, or 24.9% of net sales, in 2006. Increased MSA settlement payments and volume declines were partially offset by improvements in pricing, product mix, productivity and pension expense during 2007.
     RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Settlement	$743	$699	$1,410	$1,315

Federal tobacco quota buyout	70	66	138	131
Federal quota tobacco stock liquidation assessment	—	—	—	(9)

Total quota buyout expense	$70	$66	$138	$122

     MSA and other state settlement expenses are expected to be approximately $2.9 billion in 2007, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $260 million in 2007. For additional information, see “–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” in note 9 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended June 30, 2007 and 2006, RJR Tobacco’s product liability defense costs were $23 million and $30 million, respectively. For the six-month periods ended June 30, 2007 and 2006, RJR Tobacco’s product liability defense costs were $51 million and $57 million, respectively.
     “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	Engle Progeny;

•	Flight Attendant – ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery; and

•	Other Health-Care Cost Recovery and Aggregated Claims.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research–U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry–Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry–Scheduled Trials” in note 9 for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2008.
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the potential for increased individual case filings in Florida due to the Engle decision. See “Litigation Affecting the Cigarette Industry–Engle Progeny Cases” and “Litigation Affecting the Cigarette Industry–Class Action Suits–Engle Case” in note 9 to the condensed consolidated financial statements (unaudited) for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
     Net Sales
     Conwood’s net sales for the second quarter and first half of 2007 were $174 million and $329 million, respectively, compared with $72 million and $100 million in the second quarter and first half of 2006, respectively. The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statements of income (unaudited) include only the results of operations of Conwood subsequent to May 31, 2006. Additionally, for segment reporting purposes, comparative results of Lane operations that were transferred to Conwood on January 1, 2007, have been reclassified.
     The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The shipment volume, in millions of cans, for Conwood was as follows:

	For the Three Months Ended			For the Six Months Ended

	June 30,	June 30,		June 30,	June 30,
	2007	2006	% Change	2007	2006	% Change
Premium:
KODIAK	14.2	14.9	(5.2)%	27.0	28.7	(5.9)%
Other	0.9	0.9	(6.3)%	1.6	1.8	(9.3)%

	15.0	15.9	(5.3)%	28.6	30.5	(6.1)%

	For the Three Months Ended			For the Six Months Ended

	June 30,	June 30,		June 30,	June 30,
	2007	2006	% Change	2007	2006	% Change
Price-value:
GRIZZLY	59.2	50.6	17.1%	113.5	95.2	19.2%
Other	0.4	0.8	(45.6)%	1.0	1.6	(36.5)%

	59.7	51.4	16.1%	114.5	96.9	18.2%

Total moist snuff	74.7	67.2	11.1%	143.2	127.3	12.4%

     The Conwood shares of the moist snuff category as a percentage of total share of U.S. retail moist snuff sales, according to distributor reported data1 processed by MSAi, were as follows:

	For the Three Months Ended[2]

	June 30,	March 31,	Share Point	June 30,	Share Point
	2007	2007	Change	2006	Change
Premium:
KODIAK	4.61%	4.55%	0.06	5.23%	(0.62)
Other	0.29%	0.30%	(0.01)	0.35%	(0.05)

	4.90%	4.85%	0.05	5.58%	(0.68)

Price-value:
GRIZZLY	20.64%	20.57%	(0.07)	18.74%	1.90
Other	0.19%	0.22%	(0.03)	0.26%	(0.07)

	20.83%	20.79%	0.04	19.00%	1.83

Total moist snuff	25.73%	25.64%	0.09	24.58%	1.15

[1]	Distributor shipments to retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     GRIZZLY, Conwood’s leading price-value moist snuff brand, had a share position of 20.64% of the moist snuff market in the second quarter of 2007: an increase of 0.07 points from the prior quarter and up 1.90 points from the second quarter of 2006. In the second quarter of 2007, Conwood completed its national roll-out of GRIZZLY Long-Cut Natural. The retail market share of KODIAK, Conwood’s leading premium moist snuff brand, was adversely impacted in the second quarter of 2007 compared with the prior-year period by competitive discounting and timing of competitive promotional shipments. KODIAK experienced modest growth in retail market share from the prior quarter due to the timing of promotions.
     Operating Income
     Conwood’s operating income for the second quarter of 2007 increased to $90 million, or 51.7% of net sales, from $32 million, or 44.4% of net sales, in the comparable prior-year quarter. Operating income for the first six months of 2007 was $170 million, or 51.7% of net sales, compared with $37 million, or 37.0% of net sales, for the first six months of 2006.
RAI Consolidated
     Interest and debt expense was $87 million during the three-month period, and $176 million for the six months, ended June 30, 2007, an increase of $35 million and $89 million, respectively, from the comparable prior-year periods. These increases from the prior-year periods are primarily due to higher debt balances, resulting from the debt incurred by RAI to fund the Conwood acquisition in May 2006.
     Other expense (income) net was expense of $16 million for the second quarter of 2007 and expense of $15 million for the six months ended June 30, 2007, primarily due to the expensing of unamortized debt fees associated with the term loan that RAI pre-paid in full in June 2007. For each of the comparable periods for 2006, other income was $3 million consisting primarily of foreign exchange gain.
     Provision for income taxes was $191 million, or an effective rate of 37.1% in the second quarter of 2007 compared with $223 million or 37.8% in the second quarter of 2006. The provision for income taxes for the first half of 2007 was $387 million, or an effective rate of 37.2%, compared with $390 million, or an effective rate of 37.6%, in the first half of 2006. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004. The 2006 provision was impacted by the nondeductibility of certain expenditures relating to ballot initiatives, state taxes and other nondeductible items, partially offset by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $9 million.
     Extraordinary items included a gain of $1 million in the second quarter of 2007 and $9 million for the second quarter of 2006, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion. Year-to-date extraordinary gains attributable to the aforementioned tax matters were $1 million in 2007 and $74 million in 2006.
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
     The following contractual obligations have changed from those reported in RAI’s 2006 Annual Report on Form 10-K filed on February 27, 2007 and are updated as of June 30, 2007 as follows:

		Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2007	2008-2009	2010-2011	Thereafter
RAI Credit Facilities(1)	$—	$—	$—	$—	$—
Long term notes, exclusive of interest (1)	4,428	29	199	699	3,501
Interest payments related to long-term notes and RAI Credit Facility(1)	2,973	156	614	563	1,640
Purchase obligations(2)	1,266	246	386	213	421
Gross unrecognized tax benefits (3)

Total cash obligations	$8,667	$431	$1,199	$1,475	$5,562

(1)	For more information about RAI’s long-term notes and credit facilities, see “ — Debt” below and notes 6 and 7 to condensed consolidated financial statements (unaudited).

(2)	Purchase obligations include commitments to acquire tobacco leaf. The major component is the estimated value of the commitment to purchase leaf as a part of the settlement agreement reached in the DeLoach antitrust case. See note 9 to condensed consolidated financial statements (unaudited) for additional information on the DeLoach case.

(3)	Gross unrecognized tax benefits of $158 million relate to the adoption of FIN No. 48. For more information, see note 5 to condensed consolidated financial statements (unaudited). Due to inherent uncertainties regarding the timing of the payment of these amounts, RAI cannot reasonably estimate the payment period.

Cash Flows
     Net cash flows from operating activities were $144 million in the first six months of 2007, compared with net cash flows from operating activities of $103 million in the first six months of 2006. This change is primarily due to advanced collections on certain accounts receivables by customers who elected RJR Tobacco’s terms in April 2007. Net cash flows for the first half of 2007 also benefited from the classification of certain book overdrafts as accounts payable, reflecting changes in certain banking arrangements. Partially offsetting the increases were higher pension funding, as well as an increase in accrued income tax in 2007 due to a change in the timing of tax payments.
     Net cash flows from investing activities were $398 million in the first six months of 2007, compared with net cash flows used in investing activities of $2.9 billion in the prior-year period. This change is primarily driven by the acquisition of Conwood in 2006.
     Net cash flows used in financing activities were $812 million in the first six months of 2007, compared with net cash flows provided by financing activities of $2.6 billion in the prior-year period. This change is due to prior year RAI debt issuance and term loan indebtedness.
Stock Repurchases
     On February 6, 2007, the Board of Directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP. During the first six months of 2007, RAI repurchased and cancelled 989,825 shares of its common stock at an aggregate cost of $60 million.
Dividends
     On May 11, 2007, RAI’s Board of Directors declared a quarterly cash dividend of $0.75 per common share. The dividend was paid on July 2, 2007, to shareholders of record as of June 11, 2007.
     On July 24, 2007, the RAI Board of Directors declared a quarterly cash dividend of $0.85 per common share, a more than 13% increase. The dividend will be paid on October 1, 2007, to shareholders of record as of September 10, 2007. On an annualized basis, the increased dividend rate is $3.40 per common share. The dividend reflects RAI’s dividend policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries’ cash capital expenditures were $60 million for the first six months of 2007, compared with $73 million for the first six months of 2006. The decrease in 2007 is primarily due to 2006 expenditures related to the implementation of an SAP enterprise business system and the purchase of a previously leased aircraft. RAI’s operating subsidiaries plan to spend an additional $130 million to $140 million for capital expenditures during the remainder of 2007, funded primarily by cash flows from operations. The majority of capital spending will be done in the RJR Tobacco segment. In addition, capital expenditures planned for 2007 include the expansion of a Conwood manufacturing facility expected to be completed in 2008. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2007.
Debt
     Credit Facility
     On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The credit agreement amends and restates RAI’s prior agreement dated May 31, 2006.

     RAI is able to use the revolving credit facility for borrowings and issuances of letters of credit, at its option. RAI is required to pay a commitment fee ranging from 0.25% to 1.00% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI credit facility bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. At June 30, 2007, RAI had $24 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $526 million of the revolving credit facility was available for borrowing.
     The RAI credit facility has restrictive covenants that limit RAI’s and its subsidiaries’ ability to pay dividends and repurchase stock, make investments, prepay certain indebtedness, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations.
     RAI’s material domestic subsidiaries guarantee RAI’s obligations under the credit facility. These guarantors also generally have pledged substantially all of their assets to secure these obligations. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the credit facility. The collateral for the credit facility generally will be released automatically in certain circumstances, including at such time, if any, as RAI obtains an investment grade corporate credit rating with not worse than stable outlooks by each of Moody’s and S&P. See note 7 to the condensed consolidated financial statements (unaudited) for additional information related to RAI’s credit facility.
     Long-Term Debt
     As of June 30, 2007, RAI had outstanding senior secured notes in the aggregate principal amount of $4.3 billion with maturity dates ranging from 2009 to 2037. As of June 30, 2007, RJR had outstanding unsecured notes in the aggregate principal amount of $158 million, with maturity dates ranging from 2007 to 2015. For more information regarding RAI’s and RJR’s long-term debt, see note 7 to the condensed consolidated financial statements (unaudited).
     On June 21, 2007, RAI completed the sale of $1.55 billion in aggregate principal amount of senior, secured notes, consisting of $400 million of floating rate notes due June 15, 2011, $700 million of 6.75% notes due June 15, 2017 and $450 million of 7.25% notes due June 15, 2037. These notes were sold under RAI’s shelf registration statement filed with the SEC on June 18, 2007. The net proceeds from the offering, together with available cash, were used to prepay in full the principal balance of $1.54 billion of a term loan, together with accrued and unpaid interest, which indebtedness was incurred in connection with the Conwood acquisition.
     In June 2007, $46 million of RJR notes matured and were paid off leaving $158 million of RJR notes outstanding as of June 30, 2007.
     The Guarantors of RAI’s amended credit agreement also guarantee RAI’s senior secured notes. RAI’s senior secured notes are secured by a pledge of the stock, indebtedness and other obligations of RJR Tobacco owned by or owed to RAI or any restricted subsidiary, as defined in the indenture governing the notes. Such notes also are secured by any principal property of RAI and any Guarantor that is a restricted subsidiary. Santa Fe and Lane are excluded from the definition of restricted subsidiary. These assets constitute a portion of the security for the obligations of RAI and the Guarantors under the amended credit agreement. If these assets are no longer pledged as security for the obligations of RAI and the Guarantors under the amended credit agreement, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
     As of June 30, 2007, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
     At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. The floating rate notes are redeemable at par after 18 months.

     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2007.
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
     In addition, during 2007, the U.S. Congress is considering regulation of the manufacture and sale of tobacco products by the FDA, and a further increase in the federal excise tax on cigarettes and other tobacco products. The U.S. Congress also may consider legislation regarding:
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
     In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007. The proposals would grant the FDA authority to impose product standards (including standards relating to, among other things, nicotine yields and smoke constituents) and would reinstate the FDA’s 1996 regulations that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products. At this time, RAI does not know whether FDA regulation over tobacco products will be approved by the balance of Congress or signed into law by the President.

     Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is currently $0.39. The U.S. Senate Finance Committee has approved an excise tax per pack increase on cigarettes of $0.61 and proportional increases on other tobacco products to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. The U.S. House of Representatives has approved its version of SCHIP, which included an excise tax per pack increase on cigarettes of $0.45 and proportional increases on other tobacco products. At this time, RAI does not know whether any excise tax increase will be approved by the balance of Congress and signed into law by the President. The adoption of any such increase could have a material adverse effect on the business or results of operations of RJR Tobacco.
     All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. As of June 30, 2007, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.886, an increase compared with the 12-month rolling average of $0.778 as of June 30, 2006. As of August 1, 2007, six states have increased their excise tax per pack this year. In addition, a number of other states are considering an increase in their excise taxes. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Cigars are generally taxed on an ad valorem basis, ranging from 3% in North Carolina to 75% in Alaska and Washington. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.
     The federal excise tax on smokeless tobacco products currently is $0.195 per pound for chewing tobacco, and $0.585 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, is $1.828 per thousand. Large cigars are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand.
     Forty-nine states also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, is considering one during its current legislative session. As of June 30, 2007, 39 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 3% in North Carolina to 90% in Massachusetts. Other states have a unit tax or a weight based tax. Since the beginning of 2006, four states have changed their tax on moist snuff from an ad valorem tax to a weight-based tax. In addition, legislation to convert from an ad valorem to a weight-based tax also has been introduced in approximately 19 other states.
     On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. Both the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane, which are classified and sold as “little cigars”, would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. The TTB now is considering written comments that were received prior to the March 26, 2007 deadline.
     On December 31, 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of July 13, 2007, 19 states in addition to New York have enacted fire-safe legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
     In July, 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” On October 11, 2006, RJR Tobacco entered into an agreement with the States Attorneys Generals whereby it agreed not to use fruit, candy or alcoholic terms in its advertising or packaging of cigarette products other than in adult-only facilities. In contrast to this agreement, the Maine statute does not address the marketing or advertising, but focuses on the content of the product. Similar legislation has been filed in other states.
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
     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking, cigarettes or smokeless tobacco products will be enacted or to predict the effect of such new legislation or regulations, but any new legislation or regulations could have an adverse effect on RJR Tobacco, Conwood, the cigarette industry or the smokeless tobacco industry, as the case may be.
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
     Other Contingencies and Guarantees
     In 2002, R. J. Reynolds Tobacco C. V., an indirect wholly owned subsidiary of RAI and referred to as RJRTCV, and an affiliate of Gallaher Group Plc, referred to as Gallaher, formed a joint venture, with each party owning a 50% membership interest. The joint venture, R. J. Reynolds-Gallaher International Sarl, markets American-blend cigarettes primarily in Italy, France and Spain.
     On April 18, 2007, an affiliate of Japan Tobacco Inc. acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement, wherein RJRTCV may elect to terminate the joint venture prior to its expiration date. On May 15, 2007, RJRTCV notified the other member of the joint venture that RJRTCV had exercised its termination right, effective November 30, 2007. Unless the members agree otherwise, the joint venture will no longer conduct any business and will be liquidated following its termination.
     Upon a termination of the joint venture, the value of generally all of the trademarks each joint venture member or its affiliate has licensed to the joint venture will be calculated. The party whose licensed trademarks have the greater value will be required to pay the other party an amount equal to one-half of the difference between the value of the parties’ respective trademarks.
     RJRTCV believes that the current value of the trademarks licensed to the joint venture by Gallaher’s affiliate is materially greater than that of the trademarks licensed to the joint venture by RJRTCV’s affiliate. The value of the trademarks and the resulting termination amount are not yet known, and will be determined in accordance with the valuation procedures set forth in the parties’ agreement. Under certain circumstances, a dispute relating to the parties’ agreement may be submitted to binding arbitration for resolution.
     For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “— Other Contingencies and Guarantees” in note 9 to condensed consolidated financial statements (unaudited).
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in Euros, British pounds, Swiss francs and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major creditworthy institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.
     The table below provides information about RAI’s financial instruments, as of June 30, 2007, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value [1]
Investments
Fixed Rate	$191	—	—	—	—	—	$191	$191
Average Interest Rate	5.8%	—	—	—	—	—	5.8%	—
Variable Rate	$1,815	—	—	—	—	—	$1,815	$1,815
Average Interest Rate	5.2%	—	—	—	—	—	5.2%	—
Debt
Fixed Rate	$29	—	$200	$300	—	$3,510	$4,039	$4,181
Average Interest Rate [2]	8.7%	—	7.9%	6.5%	—	7.3%	7.3%	—
Variable Rate	—	—	—	—	$400	—	$400	$400
Average Interest Rate [2]	—	—	—	—	6.0%	—	6.0%	—
Swaps Notional Amount [3]	—	—	—	—	—	$1,600	$1,600	$4
Average Variable Interest Pay Rate[2]	—	—	—	—	—	6.9%	6.9%	—
Average Fixed Interest Receive Rate[2]	—	—	—	—	—	7.1%	7.1%	—

[1]	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

[2]	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

[3]	RAI has swapped $1.6 billion of fixed rate debt to variable rate debt.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the six months ended June 30, 2007, but may be in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “–Liquidity and Financial Condition” in Item 2 for additional information.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 9 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Condition – Litigation and Settlements” and “– Governmental Activity” included in Part I–Financial Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its credit facility and the guarantees of its credit facility, interest rate swaps and guaranteed, secured notes will not impair its payment of quarterly dividends.
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
     The following table summarizes RAI’s purchases of its common stock during the second quarter of 2007:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased	Share	or Programs	Programs
April 1, 2007 to April 30, 2007	61	$62.41	—	$15

May 1, 2007 to May 31, 2007	—	—	—	$15

June 1, 2007 to June 30, 2007	1,039	$65.23	—	$15

Second Quarter Total	1,100	$65.07	—	$15

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of RAI was held on May 11, 2007, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of shareholders:
(a)	Votes regarding the re-election of three Class III directors and one Class I director were:

	For	Withheld
Class III
Martin D. Feinstein	242,345,853	7,512,477
Susan M. Ivey	242,351,854	7,506,477
Neil R. Withington	230,911,916	18,946,415
Class I
John T. Chain, Jr.	247,991,117	1,867,214

(b)	Votes to approve an amendment to RAI’s amended and restated articles of incorporation increasing the number of authorized shares of RAI’s common stock, par value $.0001 per share, from 400,000,000 to 800,000,000 were:

For	Against	Abstentions
205,754,343	42,176,677	1,927,309
(c)	Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2007 were:

For	Against	Abstentions
248,053,615	800,123	1,004,590
Item 5. Other Information
     On July 12, 2007, the Board of Directors of RAI elected John J. Zillmer to serve on RAI’s Board as a Class I Director. Also on July 12, 2007, RAI’s Board elected Mr. Zillmer to serve on the Board’s Compensation Committee.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

1.1	Underwriting Agreement, dated June 18, 2007, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the Notes and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K, filed June 22, 2007).

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc.

4.1	Form of Reynolds American Inc. Floating Rate Senior Secured Note due 2011 (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K, filed June 22, 2007).

4.2	Form of Reynolds American Inc. 6.750% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K, filed June 22, 2007).

4.3	Form of Reynolds American Inc. 7.250% Senior Secured Note due 2037 (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K, filed June 22, 2007).

10.1	Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).

10.2	Third Amended and Restated Pledge Agreement, dated as of June 28, 2007, among Reynolds American Inc., certain of its subsidiaries as pledgors and JPMorgan Chase Bank, N.A. as collateral agent and pledgee (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).

10.3	Third Amended and Restated Security Agreement, dated as of June 28, 2007, among Reynolds American Inc., certain of its subsidiaries as assignors and JPMorgan Chase Bank, N.A. as collateral agent and assignee (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).

10.4	Sixth Amended and Restated Subsidiary Guaranty, dated as of June 28, 2007, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).

10.5	Amended and Restated (effective as of May 10, 2007) Reynolds American Inc. Annual Incentive Award Plan.

10.6	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan.

10.7	Amended and Restated (effective as of July 12, 2007) Deferred Compensation Plan for Directors of Reynolds American Inc.

10.8	Amended and Restated (effective as of July 12, 2007) Equity Incentive Award Plan for Directors of Reynolds American Inc.

10.9	April 30, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between RJ Reynolds Tobacco Company and BATUS Japan, Inc.

10.10	June 12, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between RJ Reynolds Tobacco Company and BATUS Japan, Inc.

10.11	Form of Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Tennessee), dated as of October 2, 2006, by Conwood Company, L.P., as the Trustor, to Richard F. Warren, as Trustee, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as the Beneficiary for the benefit of the Secured Creditors.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
/s/ Dianne M. Neal
Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: August 2, 2007