Form 10-Q
period 2007-09-30
REYNOLDS AMERICAN INC
filed 2007-11-01
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 294,999,152 shares of common stock, par value $.0001 per share, as of October 12, 2007

PART I – Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts) (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales[1]	$2,174	$2,071	$6,419	$6,056
Net sales, related party	123	119	374	385

Net sales	2,297	2,190	6,793	6,441
Costs and expenses:
Cost of products sold[1,2]	1,250	1,202	3,768	3,643
Selling, general and administrative expenses	440	437	1,237	1,171
Amortization expense	5	7	17	21

Operating income	602	544	1,771	1,606
Interest and debt expense	81	92	257	179
Interest income	(33)	(34)	(94)	(93)
Other expense (income), net	(7)	(3)	8	(6)

Income from continuing operations before income taxes	561	489	1,600	1,526
Provision for income taxes	203	180	590	570

Income before extraordinary item	358	309	1,010	956
Extraordinary item – gain on acquisition	—	—	1	74

Net income	$358	$309	$1,011	$1,030

Basic income per share:
Income from continuing operations	$1.22	$1.05	$3.43	$3.24
Extraordinary item	—	—	—	0.25

Net income	$1.22	$1.05	$3.43	$3.49

Diluted income per share:
Income from continuing operations	$1.21	$1.05	$3.43	$3.24
Extraordinary item	—	—	—	0.25

Net income	$1.21	$1.05	$3.43	$3.49

Dividends declared per share	$0.85	$0.75	$2.35	$2.00

[1]	Excludes excise taxes of $521 million and $539 million for the three months ended September 30, 2007 and 2006, respectively, and $1.5 billion and $1.6 billion for the nine months ended September 30, 2007 and 2006, respectively.

[2]	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income	$1,011	$1,030
Adjustments to reconcile to net cash flows from (used in):
Depreciation and amortization	106	123
Restructuring and asset impairment charges, net of cash payments	(3)	(13)
Acquisition restructuring charges, net of cash payments	(8)	(76)
Deferred income tax expense	44	77
Loss on extinguishment of debt	19	—
Extraordinary item – gain on acquisition	(1)	(74)
Other changes, that provided (used) cash:
Accounts and other receivables	(18)	136
Inventories	102	89
Related party, net	(53)	(23)
Accounts payable	(56)	51
Accrued liabilities including income taxes and other working capital	363	89
Tobacco settlement and related expenses	27	(138)
Pension and postretirement	(323)	(273)
Litigation bonds	92	23
Other, net	(14)	7

Net cash flows from operating activities	1,288	1,028

Cash flows from (used in) investing activities:
Purchases of short-term investments	(3,663)	(5,307)
Proceeds from short-term investments	4,154	5,278
Capital expenditures	(95)	(105)
Distribution from equity investees	9	9
Proceeds from sale of business	—	3
Business acquisition	(3)	(3,518)
Other, net	(1)	8

Net cash flows from (used in) investing activities	401	(3,632)

Cash flows (used in) from financing activities:
Dividends paid on common stock	(665)	(553)
Repayment of long-term debt	(329)	(190)
Proceeds from issuance of long-term debt	1,547	1,641
Principal borrowings under term loan	—	1,550
Repayment of term loan	(1,542)	(4)
Deferred debt issuance cost	(15)	(51)
Proceeds from exercise of stock options	—	3
Excess tax benefit from stock-based compensation	1	3
Repurchase of common stock	(60)	—

Net cash flows (used in) from financing activities	(1,063)	2,399

Net change in cash and cash equivalents	626	(205)
Cash and cash equivalents at beginning of period	1,433	1,333

Cash and cash equivalents at end of period	$2,059	$1,128

Income taxes paid, net of refunds	$106	$184
Interest paid	$205	$114
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,059	$1,433
Short-term investments	796	1,293
Accounts and other receivables, net of allowance (2007 – $2; 2006 – $4)	125	107
Accounts receivable, related party	81	62
Inventories	1,053	1,155
Deferred income taxes	851	793
Prepaid expenses and other current assets	131	92

Total current assets	5,096	4,935
Property, plant and equipment, net of accumulated depreciation (2007 – $1,530; 2006 – $1,449)	1,066	1,062
Trademarks, net of accumulated amortization (2007 – $522; 2006 – $517)	3,474	3,479
Goodwill	8,174	8,175
Other intangibles, net of accumulated amortization (2007 – $69; 2006 – $57)	206	215
Other assets and deferred charges	623	312

	$18,639	$18,178

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$219	$275
Tobacco settlement and related accruals	2,264	2,237
Due to related party	12	9
Deferred revenue, related party	25	62
Current maturities of long-term debt	—	344
Other current liabilities	1,590	1,165

Total current liabilities	4,110	4,092
Long-term debt (less current maturities)	4,452	4,389
Deferred income taxes	1,167	1,167
Long-term retirement benefits (less current portion)	1,172	1,227
Other noncurrent liabilities	405	260
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2007 – 294,999,152; 2006 – 295,624,741)	—	—
Paid-in capital	8,650	8,702
Accumulated deficit	(919)	(1,241)
Accumulated other comprehensive loss (defined benefit pension and post- retirement plans, net of tax: 2007 – $394; 2006 – $418)	(398)	(418)

Total shareholders’ equity	7,333	7,043

	$18,639	$18,178

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
     On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., acquired Conwood, in a $3.5 billion stock acquisition. Conwood is engaged in the business of developing, manufacturing and marketing smokeless tobacco products. Conwood’s headquarters and primary manufacturing facility are located in Memphis, Tennessee. The Conwood acquisition was funded by RAI borrowings, new RAI debt securities and available cash, and was treated as a purchase of the Conwood net assets by RAI for financial accounting purposes. The condensed consolidated financial statements (unaudited) of RAI include the results of the Conwood operations subsequent to May 31, 2006.
     Beginning January 1, 2007, the management and distribution of DUNHILL and STATE EXPRESS 555 were transferred to RJR Tobacco from Lane and the distribution of a variety of tobacco products manufactured by Lane was transferred to Conwood.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
Master Settlement Agreement and Federal Tobacco Buyout Expenses
     Cost of products sold includes the following components for the Master Settlement Agreement, referred to as the MSA, and other state settlements and federal tobacco buyout expenses:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Settlements	$720	$661	$2,145	$1,988

Federal tobacco quota buyout	$61	$64	$203	$199
Federal quota tobacco stock liquidation assessment	—	—	—	(9)

Total quota buyout expense	$61	$64	$203	$190

     For additional information, see “Litigation Affecting the Cigarette Industry–Governmental Health-Care Cost Recovery Cases – MSA and Other State Settlement Agreements” and “–Tobacco Buyout Legislation” in note 9.
Intangible Assets
     The changes in the carrying amount of goodwill during the nine months ended September 30, 2007, were as follows:

	RJR
	Tobacco	Santa Fe	Lane	Conwood	Consolidated
Balance as of January 1, 2007	$5,303	$224	$139	$2,509	$8,175
Adjustment to 2004 acquisition restructuring reserve, net of tax	(1)	—	—	—	(1)

Balance as of September 30, 2007	$5,302	$224	$139	$2,509	$8,174

     During September 2007, $1 million of RJR Tobacco goodwill was reversed, primarily reflecting an early warehouse lease buy-out.
     The changes in the carrying amount of trademarks during the nine months ended September 30, 2007, were as follows:

	RJR Tobacco		Santa Fe	Lane	Conwood
	Indefinite	Finite	Indefinite	Indefinite	Indefinite	Finite
	Life	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2007	$1,859	$47	$155	$25	$1,390	$3	$3,479
Amortization expense	—	(4)	—	—	—	(1)	(5)

Balance as of September 30, 2007	$1,859	$43	$155	$25	$1,390	$2	$3,474

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The changes in the carrying amount of other intangibles during the nine months ended September 30, 2007, were as follows:

	RJR Tobacco		Lane	Santa Fe	GPI
	Indefinite	Finite	Indefinite	Indefinite	Indefinite
	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2007	$20	$116	$35	$—	$44	$215
Balance transfer	35	—	(35)	—	—	—
Intangible acquired	—	—	—	3	—	3
Amortization expense	—	(12)	—	—	—	(12)

Balance as of September 30, 2007	$55	$104	$—	$3	$44	$206

     Concurrent with the transfer of the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands to RJR Tobacco from Lane on January 1, 2007, a $35 million indefinite-lived intangible asset was transferred to RJR Tobacco from Lane.
     On July 1, 2007, a subsidiary of Santa Fe acquired a business that imports and distributes NATURAL AMERICAN SPIRIT tobacco product in Japan for $4 million. The purchase price was allocated on the basis of fair market value of assets acquired and liabilities assumed, primarily to distribution rights.
     Indefinite-lived intangibles include acquired trademarks and distribution rights and agreements. Details of finite-lived intangible assets as of September 30, 2007, were as follows:

		Accumulated
	Gross	Amortization	Net
Consumer database	$3	$3	$—
Customer contracts	16	16	—
Contract manufacturing	151	48	103
Technology-based	3	2	1

Total other intangibles	173	69	104
Trademarks	86	41	45

	$259	$110	$149

     As of September 30, 2007, the estimated remaining amortization associated with finite-lived intangible assets was expected to be expensed as follows:

Year	Amount
Remainder of 2007	$6
2008	21
2009	20
2010	19
2011	19
2012	19
Thereafter	45

$149

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The components of the total benefit are set forth below:

	For The Three Months Ended				For The Nine Months Ended
	September 30,				September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$10	$10	$1	$1	$30	$30	$4	$4
Interest cost	78	77	22	23	235	231	68	67
Expected return on plan assets	(109)	(92)	(6)	(7)	(327)	(276)	(20)	(21)
Amortization of prior service cost	—	—	(3)	(3)	1	1	(9)	(9)
Amortization of net loss	11	18	6	6	32	53	17	19

Net periodic benefit cost	(10)	13	20	20	(29)	39	60	60
Curtailment/special benefits	—	—	—	—	—	2	—	—

Total benefit cost (income)	$(10)	$13	$20	$20	$(29)	$41	$60	$60

Employer contributions
     RAI disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $300 million to its pension plans in 2007. Of this amount, RAI contributed $297 million to its pension plans during the first nine months of 2007 and expects to contribute $2 million in the fourth quarter of 2007.
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
Note 2–Restructuring and Asset Impairment Charges
2004 B&W Business Combination Restructuring Costs
     The components of the 2004 B&W business combination restructuring costs accrued and utilized were as follows:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Employee
	Severance and	Relocation/
	Benefits	Exit Costs	Total
Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance, December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance, December 31, 2005	72	40	112
Utilized in 2006	(69)	(12)	(81)
Adjustment to goodwill	(2)	(8)	(10)

Balance, December 31, 2006	1	20	21
Utilized in 2007	(1)	(7)	(8)
Adjustment to goodwill	—	(1)	(1)

Balance, September 30, 2007	$—	$12	$12

     In connection with the allocation of the cost of the B&W business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004. Of these costs, $171 million relate to the severance payments to approximately 2,450 former B&W employees in operations, sales and corporate functions, which were substantially completed by mid-year 2006. Other accruals include the cost to relocate former B&W employees retained and transferred from facilities that were to be exited. Additionally, other exit costs include contract terminations and the closure of the acquired headquarters, a leased facility in Louisville, Kentucky, as well as the closure of a leased warehouse and certain leased sales offices, net of expected sub-lease income.
     As of September 30, 2007, $243 million of the accrued amount had been paid. During September 2007, $1 million of the charge was reversed, primarily reflecting an early warehouse lease buy-out. In the condensed consolidated balance sheet (unaudited) as of September 30, 2007, $3 million is included in other current liabilities and $9 million is included in other noncurrent liabilities.
Note 3–Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$358	$309	$1,010	$956
Extraordinary item – gain on acquisition	—	—	1	74

Net income	$358	$309	$1,011	$1,030

Basic weighted average shares, in thousands[1]	294,169	295,058	294,454	295,014
Effect of dilutive potential shares:
Options	243	284	249	300
Restricted stock	294	78	226	41

Diluted weighted average shares, in thousands	294,706	295,420	294,929	295,355

[1]	Outstanding contingently issuable restricted stock of 0.8 million shares and 0.5 million shares for the three-month periods, and 0.8 million shares and 0.5 million shares for the nine-month periods, ended September 30, 2007 and 2006, respectively, were excluded from the basic share calculation, as the related vesting provisions had not been met.
Note 4–Inventories
     The major components of inventories were as follows:

	September 30,	December 31,
	2007	2006
Leaf tobacco	$827	$938
Raw materials	43	44
Work in process	55	54

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	September 30,	December 31,
	2007	2006
Finished products	173	156
Other	23	26

Total	1,121	1,218
Less LIFO allowance	68	63

	$1,053	$1,155

     RAI recorded $1 million of expense from expected LIFO layer liquidations for the three-month period ended September 30, 2007. Such expense for the nine-month period ended September 30, 2007, was $2 million. RAI recorded $2 million and $4 million of expense from LIFO inventory liquidations for the three- and nine-month periods ended September 2006, respectively. RAI will perform its annual LIFO inventory valuation at December 31, 2007, and interim periods represent an estimate of the expected annual valuation.
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
     In its adoption of FIN No. 48, RAI elected, consistent with its past accounting practice, to classify interest and penalties related to its uncertain tax position as tax expense. RAI accrued $59 million of gross interest and penalties as of January 1, 2007.
     Pursuant to FIN No. 48, the total net amount of unrecognized tax benefits as of September 30, 2007, that, if recognized, would affect the tax rate, was $109 million. Of this amount, $45 million represents net interest and penalties.
     Total gross increases in unrecognized tax benefits related to tax positions were $8 million for the three months ended September 30, 2007, consisting of $4 million for current year tax positions and $4 million for prior year tax positions. For the nine months ended September 30, 2007, total gross increases in unrecognized tax benefits related to tax positions were $21 million. The total was comprised of current year tax positions of $11 million and $10 million for prior year tax positions.
     Gross decreases in unrecognized tax benefits of $4 million and $6 million for the three-month and nine-month periods ended September 30, 2007, were related to settlements with taxing authorities while an additional $3 million reduction in unrecognized tax benefits was attributable to the lapse of the applicable statute of limitations during the quarter ended September 30, 2007.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, RAI does not expect the change to have a significant impact on its results of operations or financial position.
     The provision for income taxes in the third quarter of 2007 was $203 million, or an effective rate of 36.2%, compared with $180 million, or an effective rate of 36.8%, in the third quarter of 2006. The provision for income taxes for the first nine months of 2007 was $590 million, or an effective rate of 36.9%, compared with $570 million, or an effective rate of 37.4%, in the first nine months of 2006.
     Included in the provision for income tax expense for the three-month and nine-month periods ended September 30, 2007, are approximately $4 million and $12 million, respectively, of additional tax and interest, net of federal benefit, and penalties associated with unrecognized tax benefits. Of these amounts, $1 million and $5 million for the three-month and nine-month periods ended September 30, 2007, related to interest, net of federal benefit, and penalties.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the estimated domestic production credit of the American Jobs Creation Act enacted on October 22, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. The Internal Revenue Service completed an examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006. Discussions with the IRS during the first and second quarters of 2007 indicate that a resolution is expected by the end of the year. The IRS adjustments have been reflected in the FIN No. 48 liability balance. Overpayments for the prior IRS audits are available to cover any additional tax and interest that may be due as the result of the 2002-2003 protest resolution. There are no additional IRS examinations scheduled at this time.
          For years through 1999, substantially all material state income tax matters have been concluded and the federal audit adjustments for years prior to 2002 have been reported to the states.
          RAI recorded favorable tax matter resolution adjustments of $1 million and $74 million, in the first nine months of 2007 and 2006, respectively, to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.
Note 6–Borrowing Arrangements
          In June 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The credit agreement amends and restates RAI’s prior credit agreement dated May 31, 2006.
          The prior credit agreement provided for a five-year, $550 million senior secured revolving credit facility, which could be increased to $800 million at the discretion of the lenders upon the request of RAI and a six-year, $1.55 billion senior secured term loan. In June 2007, RAI prepaid in full, using available cash and the net proceeds of a notes offering as described in note 7 below, the $1.54 billion principal amount outstanding under such term loan, plus accrued interest thereon.
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
          RAI is able to use the revolving credit facility under the amended credit agreement for borrowings and issuances of letters of credit at its option. Issuances of letters of credit reduce availability under such revolving credit facility. As of September 30, 2007, there were no borrowings, and $21 million of letters of credit outstanding, under the $550 million amended credit agreement.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, have guaranteed RAI’s obligations under the amended credit agreement.
     RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the amended credit agreement. In addition, the Guarantors generally have pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the amended credit agreement, including the stock, indebtedness and other obligations held by or owing to such Guarantor. However, the stock pledge by RJR and its direct and indirect subsidiary Guarantors is limited to the stock of RJR Tobacco. Additionally, RAI’s direct, wholly owned subsidiaries, Lane and Santa Fe, have pledged substantially all of their personal property, but no real property.
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
     As of September 30, 2007, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
Note 7–Long-Term Debt
     Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
RJR 8.50% — 9.25% unsecured notes, due 2007 to 2013	$60	$89
RJR 6.5% — 7.875% guaranteed, unsecured notes, due 2007 to 2015	71	163

Total RJR debt	131	252

RAI 6.5% — 7.875% guaranteed, secured notes, due 2007 to 2037	3,921	2,939
RAI floating rate, guaranteed, secured notes, due 2011	400	—
RAI floating rate, guaranteed, secured term loan, due 2012	—	1,542

Total RAI debt	4,321	4,481

Total debt	4,452	4,733
Current maturities of long-term debt	—	(344)

	$4,452	$4,389

     In June 2007, RAI completed the sale of $1.55 billion in aggregate principal amount of senior, secured notes, consisting of $400 million of floating rate notes due June 15, 2011, $700 million of 6.75% notes due June 15, 2017, and $450 million of 7.25% notes due June 15, 2037. These notes were sold under RAI’s shelf registration statement filed with the SEC in June 2007. The net proceeds from the offering, together with available cash, were used to prepay in full the principal balance of $1.54 billion of a term loan, together with accrued interest.
     In February 2007, $48 million of RJR notes were exchanged for RAI notes. In June 2007 and July 2007, $46 million and $29 million, respectively, of RJR notes matured and were repaid.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2007.
Note 8–Financial Instruments
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.
     Swaps existed on the following principal amount of debt:

	September 30, 2007	December 31, 2006
RJR 6.5% unsecured notes, due 2007	$—	$63
RJR 7.25% unsecured notes, due 2012	57	82

Total swapped RJR debt	57	145

RAI 6.5% secured notes, due 2007	—	237
RAI 7.25% secured notes, due 2012	393	368
RAI 7.625% secured notes, due 2016	450	—
RAI 6.75% secured notes, due 2017	700	—

Total swapped RAI debt	1,543	605

Total swapped debt	$1,600	$750

     In February 2007, $42 million of RJR notes with swap agreements were exchanged for RAI notes with the associated swaps assigned to RAI. In June 2007, swaps related to $254 million of RAI debt and $46 million of RJR debt were settled.
     In June 2007, RAI entered into swap agreements with respect to $450 million and $700 million of notes with fixed rates of 7.625% and 6.75%, due in 2016 and 2017, respectively. Including the impact of swaps, as of September 30, 2007, the average interest rate on the face value of RAI’s consolidated $4.4 billion long-term debt was 7.03%.
     The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of September 30, 2007, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $56 million and $15 million at September 30, 2007 and December 31, 2006, respectively, included in other assets and deferred charges and was equal to the increase in the fair value of the hedged long-term debt.
     Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
Note 9–Commitments and Contingencies
Tobacco Litigation — General
Introduction
     Various legal proceedings, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W (as described in greater detail below, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain litigation liabilities). These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by Conwood. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by Conwood are discussed separately under the heading “— Smokeless Tobacco Litigation” below.
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
Accounting for Tobacco-Related Litigation Contingencies
     In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and Conwood, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
reasonably estimated. RJR Tobacco accrued $6 million related to unfavorable judgments in two individual plaintiff’s cases tried in conjunction with the Engle v. R. J. Reynolds Tobacco Co. case. Because the amount of RJR Tobacco’s share of the judgments has not been determined, the $6 million represents the minimum of a range up to $11 million. The range was established using the total amount of verdicts together with accrued interest. With the exception of the Engle verdicts, and for the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable.
     Subject to the foregoing paragraph, RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.
     Except for verdicts in two individual smoking and health cases tried as part of the Engle class-action case (discussed below in “—Litigation Affecting the Cigarette Industry – Class-Action Suits”), no liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2007. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco, Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “Other Contingencies and Guarantees” below.
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
     The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
principles that have resulted in dismissal of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
     The pending U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA and the other state settlement agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. These claims were dismissed, and the only claim remaining in the case involves alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. Under this statute, the federal government sought disgorgement of profits from the defendants in the amount of $280 billion. Reversing the trial court, the U.S. Court of Appeals for the District of Columbia held that disgorgement is not an available remedy. Trial of the case concluded on June 9, 2005. On August 17, 2006, the trial court found certain defendants liable for the RICO claims and issued an order for injunctive and other relief, but did not impose any direct financial penalties. Certain defendants, including RJR Tobacco, have appealed to the U.S. Court of Appeals for the District of Columbia. The government also has appealed. A comprehensive discussion of this case is set forth below under “Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases.”
     As with claims that were resolved by the MSA and other state settlement agreements, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees. The original Broin case, discussed below under “Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during negotiations concerning a possible nation wide settlement of claims similar to those underlying the MSA and other state settlement agreements.
     The DeLoach case, discussed below under “Litigation Affecting the Cigarette Industry — Antitrust Cases,” was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The few antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws.
     Finally, as discussed under “Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
     Conwood also believes that it has valid defenses to the smokeless tobacco litigation against it. Conwood has asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by Conwood and its counsel. No verdict or judgment has been returned or entered against Conwood on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. Conwood intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2007.
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
     Although RJR Tobacco believes that it has valid bases for appeals of adverse verdicts in its pending cases, and RJR Tobacco and RAI believe they have valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
unfavorably against RAI, RJR Tobacco or their affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.
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
     During the third quarter of 2007, 107 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2007, there were 1,283 cases (including 862 individual smoker cases pending in West Virginia state court as a consolidated action and 137 Engle Progeny Cases, defined below) pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,419 on September 30, 2006, and 1,323 on September 30, 2005, pending in the United States against RJR Tobacco or its affiliates or indemnitees.
     As of October 12, 2007, 1,171 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 1,166 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 1,166 total U.S. cases, 29 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,623 Broin II or the 150 Engle Progeny Cases, as defined below, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of October 12, 2007, and discussed below. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of October 12, 2007 (exclusive of the Broin II and Engle Progeny Cases):

Number of
State	U.S. Cases
West Virginia	867 *
Florida	55
Maryland	46
Mississippi	38
Missouri	26
New York	26
Louisiana	16
California	11
Illinois	7
New Jersey	7
Connecticut	3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
District of Columbia	3
Georgia	3
Ohio	3
Pennsylvania	3
Alabama	2
Arizona	2
Delaware	2
Kansas	2
Kentucky	2
Michigan	2
Minnesota	2
New Mexico	2
North Carolina	2
Oregon	2
South Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Washington	2
Wisconsin	2
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Maine	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1

Total	1,166

*	862 of the 867 cases are pending as a consolidated action.
Of the 1,166 pending U.S. cases, 39 are pending in federal court, 1,126 in state court and one in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of October 12, 2007, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of July 13, 2007, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 2, 2007, and a cross-reference to the discussion of each case type.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Change in Number
	RJR Tobacco’s		of Cases Since
	Case Numbers as of		July 13, 2007
Case Type	October 12, 2007		Increase/(Decrease)	Page Reference
Individual Smoking and Health	1,082		3	25
Engle Progeny (Number of Plaintiffs)*	150	(896)	109	26
Broin II	2,623		No Change	26
Class-Action	17		(2)	27
Governmental Health-Care Cost Recovery	1		No Change	32
Other Health-Care Cost Recovery and Aggregated Claims	2		(1)	35
Master Settlement Agreement-Enforcement and Validity	52		(1)	35
Antitrust	3		(1)	38
Other Litigation	9		No Change	39

*	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed.
     Three pending cases against RJR Tobacco and B&W have attracted significant media attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members may file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal. Briefing is underway.
     In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nation-wide class of “lights” smokers. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument occurred on July 10, 2007. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. The following table lists the trial schedule, as of October 12, 2007, for RJR Tobacco or its affiliates and indemnitees through September 30, 2008.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
October 29, 2007	Menchini v. Philip Morris, Inc. [Broin II]	RJR Tobacco, B&W	Circuit Court 11th Judicial Circuit Miami-Dade County (Miami, FL)

January 14, 2008	Williams v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)

January 22, 2008	Janoff v. Philip Morris, Inc. [Broin II]	RJR Tobacco, B&W	Circuit Court 11th Judicial Circuit Miami-Dade County (Miami, FL)

March 10, 2008	Fabiano v. Philip Morris, Inc. [Individual]	RJR Tobacco, B&W	NY Supreme Court New York County (Buffalo, NY)

March 17, 2008	In re: Tobacco Litigation (Individual Personal Injury Cases) [Individual/Consolidated]	RJR Tobacco, B&W	Circuit Court Ohio County (Charleston, WV)

March 24, 2008	Falconer v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Jackson County (Kansas City, MO)

March 31, 2008	Neisen-Stone v. R.J. Reynolds Tobacco Co. [Individual (Engle Progeny)]	RJR Tobacco	U.S. District Court Southern District (Miami, FL)

July 7, 2008	Washington v. R.J. Reynolds Tobacco Co. [MSA Enforcement]	RJR Tobacco	Superior Court King County (Seattle, WA)

August 25, 2008	Smith v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court Eastern District (New Orleans, LA)

September 8, 2008	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)

September 29, 2008	Cohen v. R.J. Reynolds Tobacco Co. [Individual (Engle Progeny)]	RJR Tobacco	U.S. District Court Southern District (Miami, FL)
     Trial Results. From January 1, 1999 through October 12, 2007, 53 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 36 cases (including four mistrials) tried

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
in Florida (10), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through October 12, 2007, verdicts were returned in 20 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 11 cases — four in Florida, two in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois.
     One case was tried in the first nine months of 2007 in which RJR Tobacco was a defendant. In Whiteley v. R.J. Reynolds Tobacco Co., on May 2, 2007, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris. On May 9, 2007, the jury returned a punitive damages verdict award of $250,000 against RJR Tobacco only. On September 5, 2007, the court denied RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its appeal on October 3, 2007.
     The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried since January 1, 1999, and remain pending as of October 12, 2007, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006 affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On December 21, 2006, the Florida Supreme Court issued a revised opinion in which it set aside the jury’s finding of a conspiracy to misrepresent and clarified that the future plaintiffs could rely on the Engle jury’s findings on express warranty. The Supreme

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
Court mandate issued on January 11, 2007. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As a result, RJR Tobacco recorded a liability of $6 million.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed review of Engle and after further submissions by the parties.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million (including interest and costs). The defendants filed a notice of appeal on July 3, 2007. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal limited the size

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
of the class, and rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on April 2, 2007. A decision is pending.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages (reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault); $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals reversed the punitive damages award and affirmed the compensatory damages award but ordered a new trial on punitive damages. The Missouri Supreme Court accepted transfer of the case from the court of appeals. Briefing is underway.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. Oral argument occurred on December 12, 2006. A decision is pending.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health- Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The government has requested the defendants pay a total of approximately $1.9 million in costs. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. In May 2007, the court of appeals issued a briefing schedule that extends through May 19, 2008. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 2, 2007	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	On September 5, 2007, the court denied RJR Tobacco‘s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its notice of appeal on October 3, 2007.
Individual Smoking and Health Cases
     As of October 12, 2007, 1,082 individual cases, including 862 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II or Engle Progeny cases discussed below. A total of 1,074 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining eight cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2007, to October 12, 2007, or remained on appeal as of October 12, 2007.
     In Whiteley v. R. J. Reynolds Tobacco Co. (the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000), the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris on May 2, 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco on May 9, 2007. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco filed its notice of appeal on October 3, 2007.
     On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp. (a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania). The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. Oral argument occurred on May 16, 2007. A decision is pending.
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
     After all post-trial motions (and appeals therefrom) were denied, judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages (the original jury award reduced by 50%) and $5 million in punitive damages (the amount to which the plaintiff stipulated). On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million (including interest and costs). The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp. (a case filed in May 2003 in Circuit Court, Jackson County, Missouri), finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence (which incorporates failure to warn and product defect claims). The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault (and B&W 25% at fault), and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages award, and reversed the award for and ordered a new trial on punitive damages. The Missouri Supreme Court agreed to accept transfer of the case from the court of appeals. Briefing is underway.
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp. (a case filed in December 1996 in New York Supreme Court, County of New York), a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.
Engle Progeny Cases
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R.J. Reynolds Tobacco Co., which decertified the class, former class members have one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, are also attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of October 12, 2007, RJR Tobacco has been served in 150 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 896 plaintiffs. On July 27, 2007, the defendants, including RJR Tobacco, filed a motion for transfer of 25 pending cases in the U.S. District Court, Middle District of Florida, for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion has been fully briefed, and the plaintiffs have requested oral argument. For further information on the Engle case, see “—Class-Action Suits –Engle Case,” below.
Broin II Cases
     As of October 12, 2007, there were 2,623 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
     On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in aircraft cabins (i.e., specific causation). Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided during the period from January 1, 2007 to October 12, 2007, or remained on appeal or were otherwise pending as of October 12, 2007.
     In Janoff v. Philip Morris, Inc. (a case filed in February 2000 in Circuit Court, Miami-Dade County, Florida), a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The new trial is scheduled for January 22, 2008.
Class-Action Suits
     Overview.  As of October 12, 2007, 17 class-action cases (exclusive of antitrust class actions) were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state wide, rather than nation wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington, West Virginia and the District of Columbia. All pending class-action cases are discussed below.
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
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only one federal district court has certified two smoker class actions — In re Simon (II) Litigation (in which the class was ultimately decertified) and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York.
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
     On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond (pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories) and noticed their appeal. RJR Tobacco posted $25 million (i.e., the portions for RJR Tobacco and B&W) towards the bond. The Louisiana Court of Appeal issued its opinion on February 7, 2007, which limited the size of the class, and also rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on April 2, 2007. A decision is pending.
     In addition to the Scott case, one other medical monitoring class-action remains pending against RJR Tobacco, B&W, and other cigarette manufacturers. In Lowe v. Philip Morris, Inc. (a case filed in November 2001 in Circuit Court, Multnomah County, Oregon), a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. On September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal. The Oregon Supreme Court heard argument of the plaintiffs’ petition for review on September 5, 2007. A decision is pending.

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
     On July 6, 2006, the court issued its decision. The court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized former class members to avail themselves of those findings under certain conditions in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. The court specified that the class is confined to those Florida citizen residents who suffered or died from smoking-related illnesses that “manifested” themselves on or before November 21, 1996, and that were caused by an addiction to cigarettes. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal.
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
     On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On May 21, 2007, the defendants, including RJR Tobacco, filed a petition for writ of certiorari in the U.S. Supreme Court, which was denied on October 1, 2007. As a result, the verdicts in favor of Mary Farnan and Angie Della Vecchia, mentioned above, will become final, but RJR Tobacco’s share of such verdicts (including its share arising from its indemnification obligation to B&W) has not been determined yet. A liability of $6 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
as of September 30, 2007. Because the amount of RJR Tobacco’s share of the judgments has not been determined, the $6 million represents the minimum of a range up to $11 million. The range was established using the total amount of verdicts together with accrued interest.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc. (a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida), was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. Trial was scheduled to begin on November 27, 2006; however, on September 27, 2006, the trial court granted the defendants’ motion to strike as premature the plaintiffs’ motions and removed the case from the trial calendar. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court has completed its review of Engle and after further submissions by the parties.
     California Business and Professions Code Cases. On November 30, 2000, in Daniels v. Philip Morris Cos., Inc. (a case filed in April 1998 in Superior Court, San Diego County, California), a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business and Professions Code §17200 and §17500. The plaintiffs alleged that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On August 2, 2007, the California Supreme Court affirmed the California Court of Appeals.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Turner v. R. J. Reynolds Tobacco Co. (a case filed in February 2000 in Circuit Court, Madison County, Illinois), a judge certified a class on November 14, 2001. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case, which is discussed below. RJR Tobacco filed an emergency stay/supremacy order request on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price.
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
     A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc. The case was filed on February 10, 2000, in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. Trial began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of the bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’s appeal without need for intermediate appellate court review. On December 15, 2005, the Illinois Supreme Court reversed the lower state court’s decision and sent the case back to the lower court with instructions to dismiss the case. On December 18, 2006, the defendants filed a motion to dismiss and for entry of final judgment with the Circuit Court, which was granted by the court. Judgment was entered dismissing the case with prejudice on the same day. The plaintiffs filed a motion to vacate and/or withhold judgment in the Circuit Court on January 17, 2007. The mandate from the Illinois Fifth District Court of Appeals issued March 14, 2007. Oral argument on the plaintiffs’ motion to vacate occurred on May 2, 2007, and the motion was dismissed by the court on August 30, 2007. In the event RJR Tobacco and its affiliates or indemnitees lose the Turner or Howard cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial condition.
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” On September 25, 2006, the court issued its decision, among other things, granting class certification. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument occurred on July 10, 2007. A decision is pending.
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
     In Black v. Brown & Williamson Tobacco Corp. (a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri), B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. The plaintiffs’ motion for class certification is scheduled to be heard on April 16, 2008. As discussed in the prior paragraph, this case and certain other cases have been reassigned to a single general division.
     RJR Tobacco removed a Louisiana “lights” class-actions to federal court. In Harper v. R. J. Reynolds Tobacco Co. (filed in May 2003, and pending in U.S. District Court, Western District, Louisiana), on July 6, 2007, the court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
granted the defendants’ motion for summary judgment based on federal preemption and dismissed the case with prejudice.
     In Dahl v. R. J. Reynolds Tobacco Co. (a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota), a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals. Oral argument occurred on September 18, 2007. A decision is pending.
     In Thompson v. R. J. Reynolds Tobacco Co. (a case filed in February 2003 in District Court, Hennepin County, Minnesota), RJR Tobacco removed the case on September 23, 2005 to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co.
     Rios v. R. J. Reynolds Tobacco Co. (a case filed in February 2002 in Circuit Court, Palm Beach County, Florida) is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR.
     Finally, in Rivera v. Brown & Williamson Tobacco Corp. (a case filed in October 2006 in Circuit Court, Broward County, Florida), B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and answered the complaint on November 22, 2006. On September 10, 2007, the court stayed the case until disposition of Hines v. Philip Morris, Inc.
     Other Class Actions. In Cleary v. Philip Morris, Inc. (a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois), the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V (public nuisance) and count VI (unjust enrichment). On July 11, 2006, the plaintiffs filed a motion for class certification.
     Young v. American Tobacco Co., Inc. (a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana) is an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “ — Medical Monitoring and Smoking Cessation Cases.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          Finally, in Jones v. American Tobacco Co., Inc. (a case filed in December 1998 in Circuit Court, Jackson County, Missouri), the defendants removed the case to the U.S. District Court for the Western District of Missouri on February 16, 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.
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
          Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA and other state settlement agreements, and related information for 2005 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2011 and
	2005	2006	2007	2008	2009	2010	thereafter
First Four States’ Settlements: [1]
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments[1]	7,004	7,004	7,004	8,004	8,004	8,004	8,004
Base Foundation Funding	25	25	25	25	—	—	—
Growers’ Trust[2]	500	500	500	500	295	295	—
Offset by federal tobacco buyout [2]	(500)	(500)	(500)	(500)	(295)	(295)	—

Total	$8,389	$8,389	$8,389	$9,389	$9,364	$9,364	$9,364

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

[2]	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “–Tobacco Buyout Legislation.”
RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

							2011 and
	2005	2006	2007	2008	2009	2010	thereafter
Settlement expenses	$2,600	$2,611	—	—	—	—	—
Settlement cash payments	$2,732	$2,631	—	—	—	—	—
Projected settlement expenses	—	—	>$2,850	>$2,700	>$2,800	>$2,800	>$2,800
Projected settlement cash payments	—	—	>$2,600	>$2,850	>$2,700	>$2,800	>$2,800
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Certain defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia on September 11, 2006. The government filed its notice of appeal on October 16, 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending the defendants’ appeal. On September 28, 2006, the district court denied the defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion on October 31, 2006.
     On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part on March 16, 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 17, 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States. The defendants filed amended notices of appeal in March 2007. In May 2007, the court of appeals issued a briefing schedule that extends through May 19, 2008.
     The stay of the district court’s order suspends the enforcement of the order pending the outcome of the defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order (such as the ban on certain brand style descriptors and the corrective advertising requirements) would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order (such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications). Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order were ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.
     International Cases.  A number of foreign countries have filed suit against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. No such cases currently are pending against RJR Tobacco and its affiliates or indemnitees in the United States.
     Two health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, one in each of Canada and Israel. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants (including RJR Tobacco) was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action (filed in January 2001, and pending in Supreme Court, British Columbia). The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. Trial is scheduled for September 6, 2010.
     On September 1, 1998, the General Health Services filed a statement of claim against certain cigarette manufacturers, including RJR Tobacco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the past and future value of the total expenditures for health-care services provided to residents of Israel resulting from tobacco-related disease, court ordered interest for past expenditures from date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The plaintiff alleges that the defendants are liable under the following theories: negligence, public nuisance, fraud, misleading advertisement, defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit, concealment, misrepresentation and conspiracy. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel. A hearing occurred on March 28, 2005. A decision is pending.
Other Health-Care Cost Recovery and Aggregated Claims Cases
     Health-care cost recovery cases have been brought by a variety of plaintiffs. These cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.
     As of October 12, 2007, two other health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, discussed below.
     Native American Tribe Cases.  As of October 12, 2007, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co. (a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota). The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases.  As of October 12, 2007, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for November 16, 2009.
     Other Cases.  On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case sought to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleged that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. The plaintiff’s appeal to the U.S. Court of Appeals for the First Circuit was denied on August 20, 2007. The plaintiff’s time for seeking U.S. Supreme Court review has not expired.
MSA-Enforcement and Validity
     As of October 12, 2007, there were 52 cases concerning the enforcement, validity or interpretation of the MSA and other state settlement agreements in which RJR Tobacco or B&W is a party. This number includes those cases relating to disputed payments under the MSA (discussed below).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealed, and on September 26, 2007, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the lawsuit.
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III(r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. On April 25, 2007, the court denied the State of Vermont’s motion to strike defendants’ demand for trial by jury. The case is scheduled to be trial ready by February 1, 2008.
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
     The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces RJR Tobacco’s and other participating manufacturers’ annual payment obligations. Certain requirements must be satisfied before the NPM Adjustment for a given year is available. An independent auditor designated under the MSA must determine that the participating manufacturers have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs, and a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
instructed the independent auditor to release to the settling states approximately $32 million from the disputed payments account.
     The settling states contend they have diligently enforced their respective Qualifying Statutes, within the meaning of the MSA, and that RJR Tobacco and the other participating manufacturers are not entitled to the 2003 NPM Adjustment. The settling states also contend that this dispute must be resolved by MSA courts in each of the 52 settling states and territories. RJR Tobacco believes that the MSA requires that this dispute be resolved by a single, nation wide arbitration before a panel of three former federal judges. Following RJR Tobacco’s payment of a portion of its 2006 MSA payment into the disputed funds escrow account, 37 of the settling states filed legal proceedings in their respective MSA courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other participating manufacturers that placed money in the disputed payments account to pay the disputed amounts to the settling states. In response, RJR Tobacco moved to compel arbitration as provided in the MSA.
     On September 13, 2006, RJR Tobacco and certain of the other participating manufacturers sent letters to the 15 settling states that had not yet objected to the arbitration noticed by the tobacco manufacturers and/or filed legal proceedings relating to the dispute regarding the 2003 NPM Adjustment in their respective MSA courts. These letters stated that, unless the settling states indicated otherwise, the participating manufacturers would assume that these settling states would not object to the required arbitration. All but one of these settling states responded that they would not agree to submit the dispute to arbitration and would oppose any effort to compel arbitration of the dispute. The participating manufacturers, including RJR Tobacco, filed motions to compel arbitration in the MSA courts of all of these settling states, except certain of the territories.
     As of October 12, 2007, 45 out of 46 courts that had addressed the question whether disputes concerning the 2003 NPM Adjustment are arbitrable had ruled that arbitration is required under the MSA.
     During 2006, proceedings were initiated with respect to an NPM Adjustment for 2004. The MSA independent auditor again determined that the participating manufacturers suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. On February 12, 2007, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. On April 16, 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2004 NPM Adjustment as calculated by the MSA independent auditor.
     On October 12, 2006, the State of New York sent a 30-day notice, signed by 26 additional Attorneys General, that one or more of these states intended to initiate proceedings seeking declarations construing one or more terms under the MSA. The terms that the signatory states identified relate to the questions presented to the economic consulting firm in the context of the “significant factor proceedings” relating to the expected NPM Adjustment for the year 2004. As of October 12, 2007, only the State of Ohio has filed an action pursuant to this notice.
     During 2007, proceedings were initiated with respect to an NPM Adjustment for 2005. The MSA independent auditor again determined that the participating manufacturers suffered a market share loss during 2005 sufficient to trigger an NPM Adjustment. On April 18, 2007, RJR Tobacco and the other cigarette manufacturers initiated the “significant factor” proceedings called for under the MSA. Those proceedings are currently underway.
     On October 18, 2006, RJR Tobacco filed a suit in federal district court in the Western District of Washington entitled R.J. Reynolds Tobacco Company v. Seattle-King Co. Dept. of Public Health. In that litigation, RJR Tobacco sued the Department of Public Health of King County, Washington and the City of Seattle, Washington, seeking to invalidate, as a violation of the First Amendment and the Federal Cigarette Labeling and Advertising Act, ordinances banning the sampling of cigarettes. On December 21, 2006, the State of Washington moved to intervene, seeking to assert a claim against RJR Tobacco under the MSA. On February 6, 2007, the Court denied the State’s motion to intervene, and it granted RJR Tobacco’s motion for summary judgment against the original defendants. On March 6, 2007, the State appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. That appeal is pending. On a parallel track with this federal litigation, on January 18, 2007, the State of Washington filed suit against RJR Tobacco in State Superior Court in King County, Washington, alleging that RJR Tobacco’s federal litigation against King County and Seattle violated Section V of the MSA, which prohibits participating manufacturers from bringing facial challenges to the constitutionality or enforceability of certain tobacco control laws and regulations that predate the MSA. In that

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
state litigation, entitled State of Washington v. R.J. Reynolds Tobacco Company, RJR Tobacco’s motion to dismiss the complaint was denied on August 3, 2007. This state litigation otherwise is in its initial stages, and the parties have yet to conduct discovery. Trial is scheduled to begin on July 7, 2008.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of October 12, 2007, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for two state court cases pending in Kansas and in New Mexico.
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
     In Romero v. Philip Morris Cos., Inc. (a case filed in April 2000 in District Court, Rio Arriba County, New Mexico), the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On August 14, 2006, the plaintiff appealed to the New Mexico Court of Appeals. The parties completed briefing of the issues on appeal on August 27, 2007, and await a decision.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
number of pounds RJR Tobacco, as successor to B&W, is required to purchase each year and reduces that amount by 67.81 percent each year for all future years.
     Pursuant to an amended complaint filed in the U.S. District Court for the Eastern District of Tennessee on October 23, 2003, in Smith Wholesale Co. v. R.J. Reynolds Tobacco Co., Smith Wholesale and Rice Wholesale asserted federal antitrust claims in connection with RJR Tobacco’s termination of distribution agreements with the plaintiffs. The plaintiffs sought preliminary and permanent injunctive relief, enjoining RJR Tobacco from, among other things: continuing with the termination of the plaintiffs’ distributorship; continuing to refuse to honor invoices from the plaintiffs toward retail buydowns and retail contract payments; further reducing the price discounts and back-end monies received by the plaintiffs; and continuing its allegedly discriminatory pricing scheme. The plaintiffs alleged that RJR Tobacco, in August 2000, implemented a discriminatory pricing scheme whereby it sold cigarettes at different prices to competing distributors. As a result of the purported pricing scheme, the plaintiffs allegedly suffered substantial damages in the form of lost profits and sales, loss of customers, loss of goodwill and additional injuries. Additional wholesalers, together with the states of Tennessee and Mississippi, joined the case as plaintiffs. On June 3, 2005, the district court granted summary judgment in RJR Tobacco’s favor. On June 23, 2005, the district court dismissed the entire case, and the plaintiffs filed a notice of appeal of the summary judgment and dismissal.
     RJR Tobacco reached a non-monetary settlement with one wholesaler and with the states of Tennessee and Mississippi on July 22, 2005. RJR Tobacco terminated its distribution agreement with four plaintiffs several months after the granting of summary judgment in RJR Tobacco’s favor, and those plaintiffs thereafter moved for preliminary injunctions in the district court and court of appeals. The courts denied those motions on November 28 and November 29, 2005, respectively. On February 27, 2007, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s decision granting RJR Tobacco’s motion for summary judgment. On October 1, 2007, the U.S. Supreme Court denied the plaintiffs’ petition for writ of certiorari.
     On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale sought $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. Smith Wholesale alleged that the defendants, through agreements with one another and other actions, engaged in a scheme to damage competition in the distribution of cigarettes and specifically to damage the plaintiff. The case was removed to federal court on January 26, 2006. On September 28, 2006, the court granted the plaintiff’s motion to remand the case back to the state court. On September 21, 2007, the parties filed a joint dismissal of the litigation.
Other Litigation and Developments
     By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below.
• In February 2003, the RCMP filed criminal charges in the Province of Ontario against, and purported to serve summonses on, JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991, through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but did not perfect its appeal until May 8, 2007. At the oral argument on October 29, 2007, the Court of Appeal announced a unanimous decision in favor of the companies’ position and dismissed the government’s appeal.
A preliminary hearing was commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor had sufficient evidence supporting the criminal charges to justify a trial of the defendants that had been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
discharging the other six accused. JTI-MC and Mr. Lang have separately filed papers seeking an order quashing the order committing them to stand trial, and the government has filed papers seeking an order quashing the order discharging six of the accused. On July 31, 2007, each of the accused companies, including RJR-TI, RJR-PR and Northern Brands, and each of the seven accused individuals were given notice that the Canadian prosecutor had requested the Attorney General of Ontario to consent to the issuance of preferred indictments against each of them. RJR-TI, RJR-PR and Northern Brands as well as the other accused filed written submissions with the Attorney General opposing the issuance of the indictments against them. That decision has been deferred until any appeals from the court’s May 30, 2007, ruling have been concluded.
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
• In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to May 30, 2008. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada ($4.3 billion Canadian); Ontario ($1.5 billion Canadian); New Brunswick ($1.5 billion Canadian); Quebec ($1.4 billion Canadian); British Columbia ($450 million Canadian); Nova Scotia ($326 million Canadian); Prince Edward Island ($75 million Canadian) and Manitoba ($23 million Canadian). In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003.
• On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.
     In addition, in a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
August 6, 2001, and October 30, 2002 (see below) and against JTI on January 11, 2002. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. In addition, RJR has liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies and Guarantees” below.
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
     On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint (now dismissed) filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter remains pending, but all proceedings were stayed while the plaintiffs sought review first by the U.S. Court of Appeals for the Second Circuit and then by the Supreme Court of the dismissal of their August 2001 complaint. The U.S. Court of Appeals for the Second Circuit affirmed the dismissal, and on January 9, 2006, the Supreme Court denied the plaintiffs’ petition for a writ of certiorari. This case remains stayed while the court and the parties work out a scheduling order.
     RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. Defendants filed a motion to dismiss the remaining case for failure to state a claim. That motion is currently pending.
     On May 23, 2001, and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages to compensate the plaintiff’s lost profits; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005.
     On January 19, 2007, the court released decisions on those two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office. On June 26, 2007, the court also entered final judgment in favor

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Briefing is underway. On July 9, 2007, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending Star’s lawsuit. The trial court has deferred that motion pending the appeal.
     A Civil Investigative Demand, referred to as the CID, was issued by the Federal Trade Commission, referred to as the FTC, to RJR Tobacco on August 23, 2007, to determine whether RJR Tobacco’s advertising and marketing relating to the Camel No. 9 cigarette brand may violate the FTC Act. The CID requires RJR Tobacco to produce documents and answer interrogatories. RJR Tobacco is in the process of responding to the CID.
     Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with an individual smoking and health case, Croft v. Akron Gasket in Cuyahoga County, Ohio. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco agreed to indemnify Commonwealth for this claim to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined.
Smokeless Tobacco Litigation
     As of October 12, 2007, Conwood was a defendant in eight actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of Conwood’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 862 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco claims and defendants, and this litigation has been dormant.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. The defendants filed their opposition to this motion on October 1, 2007.
Employment Litigation
     On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. Since the filing of the complaint, two additional plaintiffs have opted into the lawsuit. On September 6, 2007, the plaintiffs’ counsel filed a motion for conditional collective action certification pursuant to 29 U.S.C. Section 216(b) and for court-authorized notice. RJR Tobacco filed a response opposing the motion. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
a 50% membership interest. The joint venture, R. J. Reynolds-Gallaher International Sarl, markets American-blend cigarettes primarily in Italy, France and Spain.
     On April 18, 2007, an affiliate of Japan Tobacco Inc. acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement, wherein RJRTCV may elect to terminate the joint venture prior to its expiration date. On May 15, 2007, RJRTCV notified the other member of the joint venture that RJRTCV had exercised its termination right. The joint venture will terminate in the fourth quarter of 2007. Unless the members agree otherwise, the joint venture will no longer conduct any business and will be liquidated following its termination.
     Upon a termination of the joint venture, the value of all of the trademarks each joint venture member or its affiliate has licensed to the joint venture (other than Natural American Spirit) will be calculated. The party whose licensed trademarks have the greater value will be required to pay the other party an amount equal to one-half of the difference between the values of the parties’ respective trademarks.
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
     In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $2 million and $5 million during the first nine months of 2007 and 2006, respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation. Although it is impossible to predict the possibility or amount of any additional future payments by RJR Tobacco under this indemnity, a significant indemnification claim by B&W against RJR Tobacco could have an adverse effect on any or all of RAI, RJR and RJR Tobacco.
     As a result of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W, RJR Tobacco also has agreed to indemnify Commonwealth Brands, Inc. for certain claims brought in an individual smoking and health case, Croft v. Akron Gasket, to the extent, if any, such indemnification is required by the 1996 Purchase Agreement. See “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” above for further information on these cases.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note 10–Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2006	$—	$8,702	$(1,241)	$(418)	$7,043
Cumulative effect of adoption of FIN No. 48	—	—	5	—	5

Adjusted balance as of January 1, 2007	—	8,702	(1,236)	(418)	7,048

Net income	—	—	1,011	—	1,011	$1,011
Retirement benefits FAS 158, net of $17 million tax expense	—	—	—	24	24	24
Other	—	—	—	(4)	(4)	(4)

Total comprehensive income	—	—	—	—		$1,031

Dividends — $2.35 per share	—	—	(694)	—	(694)
Equity incentive award plan and stock-based compensation	—	7	—	—	7
Stock repurchased	—	(60)	—	—	(60)
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of September 30, 2007	$—	$8,650	$(919)	$(398)	$7,333

     In February 2007, the board of directors of RAI authorized the repurchase of up to $75 million of outstanding shares of RAI common stock to offset the dilution from restricted stock grants and the exercise of previously granted options under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP. During March 2007, RAI repurchased 984,000 shares of its common stock at an average per share price of $60.65 for a total of $60 million. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase.
     In February 2007, the board of directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of shares of restricted RAI common stock under the LTIP, effective March 6, 2007. The 373,082 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2007, of $59.50. The shares of the restricted RAI common stock generally will vest on March 6, 2010. Compensation expense includes the vesting period elapsed. Dividends on shares of outstanding restricted stock, which are paid concurrently with dividends on outstanding unrestricted shares of stock, are recognized as a reduction of equity.
     On February 6, 2007, and May 11, 2007, RAI’s board of directors declared a quarterly cash dividend of $0.75 per common share, or $3.00 on an annualized basis. On July 24, 2007, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In May 2007, the shareholders of RAI approved an amendment to RAI’s amended and restated articles of incorporation increasing the number of authorized shares of RAI’s common stock, par value $.0001 per share, from 400,000,000 to 800,000,000.
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
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug, and twist tobacco products, which currently hold the first or second position in market share in each category. The Conwood acquisition occurred on May 31, 2006. Beginning January 1, 2007, Conwood began distribution of a variety of tobacco products manufactured by Lane, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
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
     Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s management.
     Segment Data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net sales:
RJR Tobacco	$2,014	$1,945	$5,974	$5,890
Conwood	166	154	495	254
All Other	117	91	324	297

Consolidated net sales	$2,297	$2,190	$6,793	$6,441

Operating income:
RJR Tobacco	$497	$458	$1,481	$1,441
Conwood	90	71	260	108
All Other	39	37	109	115
Corporate expense	(24)	(22)	(79)	(58)

Consolidated operating income	$602	$544	$1,771	$1,606

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Reconciliation to income before income taxes:
Operating income	$602	$544	$1,771	$1,606
Interest and debt expense	81	92	257	179
Interest income	(33)	(34)	(94)	(93)
Other expense, net	(7)	(3)	8	(6)

Income from continuing operations before income taxes	$561	$489	$1,600	$1,526

	September 30,	December 31,
	2007	2006
Assets:
RJR Tobacco	$15,866	$14,955
Conwood	4,592	4,578
All Other	1,050	996
Corporate	17,061	17,818
Elimination adjustments	(19,930)	(20,169)

Consolidated assets	$18,639	$18,178

Note 12–Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates.

	September 30,	December 31,
	2007	2006
Balances:
Accounts receivable, related party	$81	$62
Due to related party	12	9
Deferred revenue, related party	25	62

	2007	2006
Transactions for the nine months ended September 30:
Net sales, related party	$374	$385
Research and development services billed to related parties	2	3
BAT related legal indemnification expenses	2	5
Purchases from related parties	13	6
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. For 2007, pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for 2005 and 2006, reported by the U.S. Bureau of Labor Statistics. During the nine-month period ended September 30, 2007, net sales to BAT affiliates were $374 million, primarily cigarettes, representing 6% of RAI’s total net sales.
     RJR Tobacco recorded $25 million of deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of September 30, 2007, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices and import cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. During the first nine months of 2007, the aggregate purchases for leaf and cigarettes were $13 million and royalty expenses were less than $1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In the first nine months of 2007, RJR Tobacco recorded $2 million in selling, general and administrative expenses for funds to be reimbursed to BAT. These funds will be paid in connection with the indemnification of B&W and its affiliates for costs and expenses related to certain tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 9.
     In 2006, RJR Tobacco seconded certain of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees are paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RJR Tobacco for certain costs of the seconded employees’ compensation and benefits during the secondment period. During the first nine months of 2007, $2 million was billed to BAT related to secondees.
     At September 30, 2007, $12 million of accounts payable is included in due to related party in the condensed consolidated balance sheet (unaudited), primarily relating to cigarette purchases and the litigation reimbursement accrual.
Note 13–RAI Guaranteed, Secured Notes — Condensed Consolidating Financial Statements
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2007
Net sales	$—	$2,170	$33	$(29)	$2,174
Net sales, related party	—	123	—	—	123
Cost of products sold	—	1,263	15	(28)	1,250
Selling, general and administrative expenses	12	413	16	(1)	440
Amortization expense	—	5	—	—	5

Operating income (loss)	(12)	612	2	—	602
Interest and debt expense	78	3	—	—	81
Interest income	(1)	(30)	(2)	—	(33)
Intercompany interest (income) expense	(27)	26	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	1	(4)	(4)	—	(7)

Income (loss) before income taxes	(63)	628	7	(11)	561
Provision for (benefit from) income taxes	(22)	225	—	—	203
Equity income from subsidiaries	399	7	—	(406)	—

Net income	$358	$410	$7	$(417)	$358

For the Three Months Ended September 30, 2006
Net sales	$—	$2,063	$22	$(14)	$2,071
Net sales, related party	—	119	—	—	119
Cost of products sold	—	1,209	7	(14)	1,202
Selling, general and administrative expenses	12	415	10	—	437
Amortization expense	—	7	—	—	7

Operating income (loss)	(12)	551	5	—	544
Interest and debt expense	87	5	—	—	92
Interest income	—	(32)	(2)	—	(34)
Intercompany interest (income) expense	(78)	76	2	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	2	1	(6)	—	(3)

Income (loss) before income taxes	(23)	512	11	(11)	489
Provision for (benefit from) income taxes	(9)	188	1	—	180
Equity income from subsidiaries	323	10	—	(333)	—

Net income	$309	$334	$10	$(344)	$309

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2007
Net sales	$—	$6,404	$80	$(65)	$6,419
Net sales, related party	—	374	—	—	374
Cost of products sold	—	3,800	32	(64)	3,768
Selling, general and administrative expenses	41	1,157	39	—	1,237
Amortization expense	—	17	—	—	17

Operating income (loss)	(41)	1,804	9	(1)	1,771
Interest and debt expense	246	11	—	—	257
Interest income	(3)	(88)	(3)	—	(94)
Intercompany interest (income) expense	(89)	86	3	—	—
Intercompany dividend income	—	(32)	—	32	—
Other (income) expense, net	23	(6)	(9)	—	8

Income (loss) before income taxes	(218)	1,833	18	(33)	1,600
Provision for (benefit from) income taxes	(73)	662	1	—	590
Equity income from subsidiaries	1,156	17	—	(1,173)	—

Income before extraordinary item	1,011	1,188	17	(1,206)	1,010
Extraordinary item — gain on acquisition	—	1	—	—	1

Net income	$1,011	$1,189	$17	$(1,206)	$1,011

For the Nine Months Ended September 30, 2006
Net sales	$—	$6,037	$66	$(47)	$6,056
Net sales, related party	—	385	—	—	385
Cost of products sold	—	3,669	21	(47)	3,643
Selling, general and administrative expenses	26	1,118	27	—	1,171
Amortization expense	—	21	—	—	21

Operating income (loss)	(26)	1,614	18	—	1,606
Interest and debt expense	109	70	—	—	179
Interest income	(1)	(90)	(2)	—	(93)
Intercompany interest (income) expense	(86)	84	2	—	—
Intercompany dividend income	—	(32)	—	32	—
Other (income) expense, net	5	—	(11)	—	(6)

Income (loss) before income taxes	(53)	1,582	29	(32)	1,526
Provision for (benefit from) income taxes	(18)	585	3	—	570
Equity income from subsidiaries	1,065	26	—	(1,091)	—

Income before extraordinary item	1,030	1,023	26	(1,123)	956
Extraordinary item — gain on acquisition	—	74	—	—	74

Net income	$1,030	$1,097	$26	$(1,123)	$1,030

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2007
Cash flows from operating activities	$702	$672	$1	$(87)	$1,288

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,663)	—	—	(3,663)
Proceeds from sale of short-term investments	—	4,154	—	—	4,154
Capital expenditures	(7)	(82)	(6)	—	(95)
Distributions from (investment in) equity investees	—	(1)	10	—	9
Business acquisition	—	—	(3)	—	(3)
Other, net	—	(1)	—	—	(1)
Intercompany notes receivable	40	(295)	—	255	—

Net cash flows from investing activities	33	112	1	255	401

Cash flows from (used in) financing activities:
Dividends paid on common stock	(665)	(55)	—	55	(665)
Dividends paid on preferred stock	(32)	—	—	32	—
Repayments of long-term debt	(254)	(75)	—	—	(329)
Issuance of long-term debt	1,547	—	—	—	1,547
Repayments of term loan	(1,542)	—	—	—	(1,542)
Deferred debt issuance cost	(15)	—	—	—	(15)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repurchase of common stock	(60)	—	—	—	(60)
Intercompany notes payable	288	(40)	7	(255)	—

Net cash flows from (used in) financing activities	(732)	(170)	7	(168)	(1,063)

Net change in cash and cash equivalents	3	614	9	—	626
Cash and cash equivalents at beginning of period	296	1,065	72	—	1,433

Cash and cash equivalents at end of period	$299	$1,679	$81	$—	$2,059

For the Nine Months Ended September 30, 2006
Cash flows from operating activities	$748	$1,127	$27	$(874)	$1,028

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(5,307)	—	—	(5,307)
Proceeds from sale of short-term investments	—	5,278	—	—	5,278
Capital expenditures	—	(102)	(3)	—	(105)
Distributions from equity investees	—	(2)	11	—	9
Proceeds from the sale of businesses	—	3	—	—	3
Business acquisition	—	(3,518)	—	—	(3,518)
Intercompany notes receivable	(3,168)	(104)	—	3,272	—
Net intercompany investments	(211)	211	—	—	—
Other, net	—	8	—	—	8

Net cash flows from (used in) investing activities	(3,379)	(3,533)	8	3,272	(3,632)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(553)	(842)	—	842	(553)
Dividends paid on preferred stock	(32)	—	—	32	—
Repayment of long-term debt	—	(190)	—	—	(190)
Issuance of long-term debt	1,641	—	—	—	1,641
Principal borrowings under term loan	1,550	—	—	—	1,550
Repayment of term loan	(4)	—	—	—	(4)
Deferred debt issuance costs	(51)	—	—	—	(51)
Proceeds from exercise of stock options	3	—	—	—	3
Excess tax benefit from stock-based compensation	3	—	—	—	3
Intercompany notes payable	104	3,168	—	(3,272)	—

Net cash flows from financing Activities	2,661	2,136	—	(2,398)	2,399

Net change in cash and cash equivalents	30	(270)	35	—	(205)
Cash and cash equivalents at beginning of period	227	1,076	30	—	1,333

Cash and cash equivalents at end of period	$257	$806	$65	$—	$1,128

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2007
Assets
Cash and cash equivalents	$299	$1,679	$81	$—	$2,059
Short-term investments	—	796	—	—	796
Accounts and other receivables, net	33	79	13	—	125
Accounts receivable, related party	—	81	—	—	81
Inventories	—	1,018	35	—	1,053
Deferred income taxes	8	842	1	—	851
Prepaid expenses and other current assets	8	129	4	(10)	131
Short-term intercompany notes and interest receivable	82	121	—	(203)	—
Other intercompany receivables	282	—	9	(291)	—

Total current assets	712	4,745	143	(504)	5,096
Property, plant and equipment, net	7	1,038	21	—	1,066
Trademarks, net	—	3,474	—	—	3,474
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	203	3	—	206
Long-term intercompany notes	2,120	760	—	(2,880)	—
Investment in subsidiaries	10,419	90	—	(10,509)	—
Other assets and deferred charges	126	480	42	(25)	623

Total assets	$13,384	$18,956	$217	$(13,918)	$18,639

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,264	$—	$—	$2,264
Accounts payable and other accrued liabilities	857	937	25	(10)	1,809
Due to related party	—	12	—	—	12
Deferred revenue, related party	—	25	—	—	25
Short-term intercompany notes and interest payables	32	82	89	(203)	—
Other intercompany payables	—	291	—	(291)	—

Total current liabilities	889	3,611	114	(504)	4,110
Intercompany notes and interest payable	760	2,120	—	(2,880)	—
Long-term debt (less current maturities)	4,321	131	—	—	4,452
Deferred income taxes	—	1,192	—	(25)	1,167
Long-term retirement benefits (less current portion)	44	1,115	13	—	1,172
Other noncurrent liabilities	37	367	1	—	405
Shareholders’ equity	7,333	10,420	89	(10,509)	7,333

Total liabilities and shareholders’ equity	$13,384	$18,956	$217	$(13,918)	$18,639

December 31, 2006
Assets
Cash and cash equivalents	$296	$1,065	$72	$—	$1,433
Short-term investments	—	1,293	—	—	1,293
Accounts and other receivables, net	4	98	5	—	107
Accounts receivable, related party	—	59	3	—	62
Inventories	—	1,135	20	—	1,155
Deferred income taxes	3	790	—	—	793
Prepaid expenses and other current assets	6	94	3	(11)	92
Short-term intercompany notes and interest receivable	83	97	—	(180)	—
Other intercompany receivables	522	—	6	(528)	—

Total current assets	914	4,631	109	(719)	4,935
Property, plant and equipment, net	—	1,046	16	—	1,062
Trademarks, net	—	3,479	—	—	3,479
Goodwill	—	8,167	8	—	8,175
Other intangibles, net	—	215	—	—	215

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Long-term intercompany notes	2,160	472	—	(2,632)	—
Investment in subsidiaries	9,253	69	—	(9,322)	—
Other assets and deferred charges	96	204	38	(26)	312

Total assets	$12,423	$18,283	$171	$(12,699)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,237	$—	$—	$2,237
Accounts payable and other accrued liabilities	323	1,111	17	(11)	1,440
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	344
Short-term intercompany notes and interest payable	26	83	71	(180)	—
Other intercompany payables	—	528	—	(528)	—

Total current liabilities	601	4,122	88	(719)	4,092
Intercompany notes and interest payable	472	2,160	—	(2,632)	—
Long-term debt (less current maturities)	4,229	160	—	—	4,389
Deferred income taxes	—	1,193	—	(26)	1,167
Long-term retirement benefits (less current portion)	41	1,172	14	—	1,227
Other noncurrent liabilities	37	222	1	—	260
Shareholders’ equity	7,043	9,254	68	(9,322)	7,043

Total liabilities and shareholders’ equity	$12,423	$18,283	$171	$(12,699)	$18,178

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14–RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
          The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $71 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and Conwood, that are not guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2007
Net sales	$—	$—	$1,963	$256	$(45)	$2,174
Net sales, related party	—	—	120	3	—	123
Cost of products sold	—	—	1,211	84	(45)	1,250
Selling, general and administrative expenses	12	—	366	62	—	440
Amortization expense	—	—	5	—	—	5

Operating income (loss)	(12)	—	501	113	—	602
Interest and debt expense	78	3	—	—	—	81
Interest income	(1)	—	(27)	(5)	—	(33)
Intercompany interest (income) expense	(27)	—	(21)	48	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	1	(4)	1	(5)	—	(7)

Income (loss) before income taxes	(63)	12	548	75	(11)	561
Provision for (benefit from) income taxes	(22)	(1)	204	22	—	203
Equity income from subsidiaries	399	355	10	—	(764)	—

Net income	$358	$368	$354	$53	$(775)	$358

For the Three Months Ended September 30, 2006
Net sales	$—	$—	$1,895	$210	$(34)	$2,071
Net sales, related party	—	—	117	2	—	119
Cost of products sold	—	—	1,177	59	(34)	1,202
Selling, general and administrative expenses	12	1	372	52	—	437
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(12)	(1)	456	101	—	544
Interest and debt expense	87	4	—	1	—	92
Interest income	—	(2)	(30)	(2)	—	(34)
Intercompany interest (income) expense	(78)	24	(12)	66	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	2	2	—	(7)	—	(3)

Income (loss) before income taxes	(23)	(18)	498	43	(11)	489
Provision for (benefit from) income taxes	(9)	(27)	198	18	—	180
Equity income from subsidiaries	323	307	11	—	(641)	—

Net income	$309	$316	$311	$25	$(652)	$309

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2007
Net sales	$—	$—	$5,796	$733	$(110)	$6,419
Net sales, related party	—	—	363	11	—	374
Cost of products sold	—	—	3,636	242	(110)	3,768
Selling, general and administrative expenses	41	—	1,021	175	—	1,237
Amortization expense	—	—	16	1	—	17

Operating income (loss)	(41)	—	1,486	326	—	1,771
Interest and debt expense	246	11	—	—	—	257
Interest income	(3)	(4)	(76)	(11)	—	(94)
Intercompany interest (income) expense	(89)	(2)	(54)	145	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other (income) expense, net	23	(6)	1	(10)	—	8

Income (loss) before income taxes	(218)	33	1,615	202	(32)	1,600
Provision for (benefit from) income taxes	(73)	(1)	597	67	—	590
Equity income from subsidiaries	1,156	1,039	20	—	(2,215)	—

Income before extraordinary item	1,011	1,073	1,038	135	(2,247)	1,010
Extraordinary item-gain on acquisition	—	—	1	—	—	1

Net income	$1,011	$1,073	$1,039	$135	$(2,247)	$1,011

For the Nine Months Ended September 30, 2006
Net sales	$—	$—	$5,665	$494	$(103)	$6,056
Net sales, related party	—	—	377	8	—	385
Cost of products sold	—	—	3,564	182	(103)	3,643
Selling, general and administrative expenses	26	2	1,025	118	—	1,171
Amortization expense	—	—	21	—	—	21

Operating income (loss)	(26)	(2)	1,432	202	—	1,606
Interest and debt expense	109	64	1	5	—	179
Interest income	(1)	(7)	(83)	(2)	—	(93)
Intercompany interest (income) expense	(86)	25	(34)	95	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other (income) expense, net	5	—	1	(12)	—	(6)

Income (loss) before income taxes	(53)	(52)	1,547	116	(32)	1,526
Provision for (benefit from) income taxes	(18)	(53)	601	40	—	570
Equity income from subsidiaries	1,065	1,042	22	—	(2,129)	—

Income before extraordinary item	1,030	1,043	968	76	(2,161)	956
Extraordinary item-gain on acquisition	—	—	74	—	—	74

Net income	$1,030	$1,043	$1,042	$76	$(2,161)	$1,030

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2007
Cash flows from operating activities	$702	$220	$440	$152	$(226)	$1,288

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(3,559)	(102)	—	(3,663)
Proceeds from short-term investments	—	120	4,034	—	—	4,154
Capital expenditures	(7)	—	(66)	(22)	—	(95)
Distribution from equity investees	—	—	(1)	10	—	9
Net intercompany investments	—	(260)	260	—	—	—
Business acquisition	—	—	—	(3)	—	(3)
Other, net	—	(1)	—	—	—	(1)
Intercompany notes receivable	40	—	(337)	—	297	—

Net cash flows from (used in) investing activities	33	(143)	331	(117)	297	401

Cash flows from (used in) financing activities:
Dividends paid on common stock	(665)	—	(139)	(55)	194	(665)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Repayment of long-term debt	(254)	(75)	—	—	—	(329)
Issuance of long-term debt	1,547	—	—	—	—	1,547
Repayment of term loan	(1,542)	—	—	—	—	(1,542)
Deferred debt issuance cost	(15)	—	—	—	—	(15)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Repurchase of common stock	(60)	—	—	—	—	(60)
Intercompany notes payable	288	—	—	9	(297)	—

Net cash flows used in financing activities	(732)	(75)	(139)	(46)	(71)	(1,063)

Net change in cash and cash equivalents	3	2	632	(11)	—	626
Cash and cash equivalents at beginning of period	296	22	848	267	—	1,433

Cash and cash equivalents at end of period	$299	$24	$1,480	$256	$—	$2,059

For the Nine Months Ended September 30, 2006
Cash flows from operating activities	$748	$714	$1,181	$127	$(1,742)	$1,028

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(4)	(5,303)	—	—	(5,307)
Proceeds from short-term investments	—	—	5,278	—	—	5,278
Capital expenditures	—	—	(96)	(9)	—	(105)
Distribution from equity investees	—	—	—	9	—	9
Proceeds from sale of business	—	—	—	3	—	3
Business acquisition	—	—	—	(3,518)	—	(3,518)
Intercompany notes receivable	(3,168)	(3,149)	(107)	—	6,424	—
Net intercompany investment	(211)	294	(464)	381	—	—
Other, net	—	—	8	—	—	8

Net cash flows (used in) investing activities	(3,379)	(2,859)	(684)	(3,134)	6,424	(3,632)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(553)	(842)	(868)	—	1,710	(553)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Repayments of long-term debt	—	(190)	—	—	—	(190)
Issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan credit facility	1,550	—	—	—	—	1,550
Repayments of term loan	(4)	—	—	—	—	(4)
Deferred debt issuance cost	(51)	—	—	—	—	(51)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Proceeds from exercise of stock options	3	—	—	—	—	3
Excess tax benefit from stock-based compensation	3	—	—	—	—	3
Intercompany notes payable	104	3,170	(2)	3,152	(6,424)	—

Net cash flows from (used in) financing activities	2,661	2,138	(870)	3,152	(4,682)	2,399

Net change in cash and cash equivalents	30	(7)	(373)	145	—	(205)
Cash and cash equivalents at beginning of period	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of period	$257	$26	$670	$175	$—	$1,128

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
September 30, 2007
Assets
Cash and cash equivalents	$299	$24	$1,480	$256	$—	$2,059
Short-term investments	—	—	697	99	—	796
Accounts and other receivables, net	33	3	54	35	—	125
Accounts receivable, related party	—	—	75	6	—	81
Inventories	—	—	812	241	—	1,053
Deferred income taxes	8	1	819	23	—	851
Prepaid expenses and other current assets	8	—	127	5	(9)	131
Short-term intercompany notes and interest receivable	82	106	447	—	(635)	—
Other intercompany receivables	282	—	—	—	(282)	—

Total current assets	712	134	4,511	665	(926)	5,096
Property, plant and equipment, net	7	—	941	118	—	1,066
Trademarks, net	—	—	1,901	1,573	—	3,474
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	203	3	—	206
Long-term intercompany notes	2,120	225	802	—	(3,147)	—
Investment in subsidiaries	10,419	8,877	75	—	(19,371)	—
Other assets and deferred charges	126	32	449	44	(28)	623

Total assets	$13,384	$9,268	$14,184	$5,275	$(23,472)	$18,639

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,244	$20	$—	$2,264
Accounts payable and other accrued liabilities	857	6	871	84	(9)	1,809
Due to related party	—	—	11	1	—	12
Deferred revenue, related party	—	—	25	—	—	25
Short-term intercompany notes and interest payable	32	407	2	194	(635)	—
Other intercompany payables	—	49	217	16	(282)	—

Total current liabilities	889	462	3,370	315	(926)	4,110
Intercompany notes	760	—	2	2,385	(3,147)	—
Long-term debt (less current maturities)	4,321	131	—	—	—	4,452
Deferred income taxes	—	—	623	572	(28)	1,167
Long-term retirement benefits (less current portion)	44	18	1,042	68	—	1,172
Other noncurrent liabilities	37	91	271	6	—	405
Shareholders’ equity	7,333	8,566	8,876	1,929	(19,371)	7,333

Total liabilities and shareholders’ equity	$13,384	$9,268	$14,184	$5,275	$(23,472)	$18,639

December 31, 2006
Assets
Cash and cash equivalents	$296	$22	$848	$267	$—	$1,433
Short-term investments	—	117	1,176	—	—	1,293
Accounts and other receivables, net	4	3	70	30	—	107
Accounts receivable, related party	—	—	51	11	—	62
Inventories	—	—	910	246	(1)	1,155
Deferred income taxes	3	1	768	21	—	793
Prepaid expenses and other current assets	6	—	96	6	(16)	92
Short-term intercompany notes and interest receivable	83	99	433	—	(615)	—
Other intercompany receivables	522	38	—	29	(589)	—

Total current assets	914	280	4,352	610	(1,221)	4,935
Property, plant and equipment, net	—	—	955	107	—	1,062

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Trademarks, net	—	—	1,906	1,573	—	3,479
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	180	35	—	215
Long-term intercompany notes	2,160	244	472	—	(2,876)	—
Investment in subsidiaries	9,253	7,684	52	—	(16,989)	—
Other assets and deferred charges	96	29	173	40	(26)	312

Total assets	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,216	$21	$—	$2,237
Accounts payable and other accrued liabilities	323	8	998	127	(16)	1,440
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	—	344
Short-term intercompany notes and interest payable	26	407	3	179	(615)	—
Other intercompany payables	—	—	589	—	(589)	—

Total current liabilities	601	507	3,877	327	(1,220)	4,092
Intercompany notes	472	—	4	2,400	(2,876)	—
Long-term debt (less current maturities)	4,229	160	—	—	—	4,389
Deferred income taxes	—	—	605	588	(26)	1,167
Long-term retirement benefits (less current portion)	41	19	1,101	66	—	1,227
Other noncurrent liabilities	37	91	123	9	—	260
Shareholders’ equity	7,043	7,460	7,683	1,847	(16,990)	7,043

Total liabilities and shareholders’ equity	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2007 with the third quarter of 2006 and the first nine months of 2007 with the first nine months of 2006. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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

          RJR Tobacco refined its brand portfolio strategy at the beginning of 2007, and modified the three categories of brands to growth, support and non-support. The growth brands consist of two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term accelerated growth and profit, CAMEL and KOOL will continue to receive significant investment support, consistent with their previous investment brand status. The support brands consist of three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited support for scale and long-term profit. The non-support brands consist of all remaining brands and are managed to maximize near-term profitability. RJR Tobacco expects that, within the next four years, this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.
Conwood
          Conwood offers a range of differentiated smokeless tobacco products to adult consumers. Conwood has offerings in the following smokeless tobacco markets: moist snuff, loose leaf, dry snuff, plug and twist tobacco. The moist snuff category is divided into premium and price-value brands. GRIZZLY, the nation’s largest price-value brand, led to Conwood’s increased share of the smokeless market. KODIAK is Conwood’s leading premium brand.
          In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes are currently growing at 7% per year and have grown at an average rate of approximately 4% per year over the last four years driven by the accelerated growth of price-value brands. Also, the profit margins on moist snuff are significantly higher than in the cigarette industry. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.
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
          As discussed in note 9 to condensed consolidated financial statements (unaudited), RJR Tobacco, Conwood and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. RJR Tobacco has paid approximately $26 million since January 1, 2005, related to such unfavorable judgments, including pre-acquisition contingencies related to the B&W business combination. As discussed in more detail in note 9 to condensed consolidated financial statements (unaudited) in September 2007, RJR Tobacco accrued $6 million related to unfavorable judgments in the individual plaintiff’s cases tried in conjunction with the Engle v. R. J. Reynolds Tobacco Co. case. Because the amount of RJR Tobacco’s share of the judgments has not been determined, the $6 million represents the minimum of a range up to $11 million. The range was established using the total amount of verdicts together with accrued interest. This amount is included in selling, general and administrative expenses in the RAI condensed consolidated statement of income (unaudited) for the periods ended September 30, 2007.
          Subject to the foregoing paragraph, RAI and its subsidiaries believe, however, that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions, and they intend to defend all actions vigorously. Except for the unfavorable judgments described in the preceding paragraph, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against Conwood, when viewed on an individual basis, is not probable or estimable. As discussed in more detail in note 9 to condensed consolidated financial statements (unaudited) in September 2007, RJR Tobacco recorded a $6 million liability for a smoking and health tobacco-related judgment. In addition, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Settlement Agreements
          As discussed in note 9 to condensed consolidated financial statements (unaudited), RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other state settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. Conwood is not a participant in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA and other state settlement agreements, see “Litigation Affecting the Cigarette Industry–Governmental Health-Care Cost Recovery Cases–MSA and Other State Settlement Agreements” and “–MSA–Enforcement and Validity” in note 9 to condensed consolidated financial statements (unaudited).
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

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Net sales:[1]
RJR Tobacco	$2,014	$1,945	3.5%	$5,974	$5,890	1.4%
Conwood	166	154	7.8%	495	254	NM3
All other	117	91	28.6%	324	297	9.1%

Net sales	2,297	2,190	4.9%	6,793	6,441	5.5%
Cost of products sold[1,2]	1,250	1,202	4.0%	3,768	3,643	3.4%
Selling, general and administrative expenses	440	437	0.6%	1,237	1,171	5.6%
Amortization expense	5	7	(28.6)%	17	21	(19.0)%
Operating income:
RJR Tobacco	497	458	8.5%	1,481	1,441	2.8%
Conwood	90	71	26.8%	260	108	NM3
All other	39	37	5.4%	109	115	(5.2)%
Corporate expense	(24)	(22)	9.0%	(79)	(58)	36.2%

	$602	$544	10.7%	$1,771	$1,606	10.3%

[1] Excludes excise taxes of:

RJR Tobacco	$475	$494		$1,415	$1,491
Conwood	5	9		14	12
All other	41	36		115	105

	$521	$539		$1,544	$1,608

[2]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

[3]	Percentage change is not meaningful.
RJR Tobacco
          Net Sales
          RJR Tobacco’s net sales for the third quarter of 2007 increased $69 million from the comparable prior-year quarter, primarily due to higher pricing and lower discounting offset by a decrease in total volume of $81 million. For the first nine months of 2007, RJR Tobacco’s net sales increased $84 million due to higher pricing coupled with lower discounting, mostly offset by a $310 million decrease in volume. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
          Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows1:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Growth brands:
CAMEL excluding non-filter	6.2	6.1	2.6%	18.5	17.7	4.2%
KOOL	2.8	2.9	(3.3)%	8.4	8.8	(4.4)%
PALL MALL	1.8	1.6	12.7%	5.3	4.9	8.9%

	10.8	10.6	2.5%	32.2	31.4	2.5%

Support brands	10.5	11.1	(5.1)%	31.3	33.4	(6.3)%
Non-support brands	3.7	4.4	(17.0)%	11.2	13.9	(19.5)%

Total domestic	25.0	26.1	(4.0)%	74.7	78.7	(5.1)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Total premium	15.7	16.2	(3.4)%	46.6	48.4	(3.7)%
Total value	9.4	9.9	(5.0)%	28.1	30.3	(7.2)%

Total domestic	25.0	26.1	(4.0)%	74.7	78.7	(5.1)%

Premium/Total mix	62.6%	62.2%		62.4%	61.5%

Industry[2]:
Premium	69.0	70.0	(1.5)%	198.0	203.7	(2.8)%
Value	25.5	26.4	(3.3)%	72.3	78.4	(7.7)%

Total domestic	94.5	96.4	(2.0)%	270.4	282.0	(4.1)%

Premium/Total mix	73.0%	72.6%		73.2%	72.2%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
          RJR Tobacco’s total domestic shipment volume decreased 4.0% and 5.1% in the third quarter and first nine months of 2007, respectively, compared with prior-year periods. This decrease reflects declines in current consumption, or current retail sales to consumers coupled with a reduction of inventory at the wholesale level. RJR Tobacco’s full-year 2007 shipment volume decline is expected to be approximately 4% to 5%. The expected overall domestic industry consumption decline is approximately 3.5%.
          RJR Tobacco’s premium shipments as a percentage of total shipments increased during the third quarter and first nine months of 2007 compared with the prior-year periods, driven by CAMEL. CAMEL continues to provide innovation with CAMEL No. 9 and CAMEL Signature Blends introduced during the first half of 2007, and the expansion to national distribution of two new CAMEL No. 9 styles in the third quarter of 2007. CAMEL’s menthol styles have increased in popularity in 2007 as well. Another innovation, CAMEL Snus, continues to pioneer the development of a new category of smokeless and spitless tobacco products. RJR Tobacco has expanded its initial CAMEL Snus two-market test into six additional markets.
          The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	For the Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2007	2007	Change	2006	Change
Growth brands:
CAMEL excluding non-filter	7.99%	7.82%	0.17	7.54%	0.45
KOOL	3.08%	3.07%	0.01	3.13%	(0.06)
PALL MALL	2.14%	2.09%	0.05	1.95%	0.20

Total growth brands	13.22%	12.99%	0.23	12.63%	0.59

Support brands	11.47%	11.67%	(0.20)	12.03%	(0.57)

Non-support brands	4.32%	4.49%	(0.17)	5.11%	(0.79)

Total domestic	29.00%	29.14%	(0.14)	29.76%	(0.76)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
          The retail share of market of CAMEL’s filtered styles increased 0.17 share points in the third quarter of 2007 from the prior quarter and 0.45 share points from the third quarter of 2006. CAMEL continues to focus on brand innovation, particularly in the menthol category. In May 2007, CAMEL introduced CAMEL Signature Blends, a collaborative effort with adult smokers. In February 2007, CAMEL introduced CAMEL No. 9 in regular and menthol styles designed to appeal to adult female smokers. Two additional styles of CAMEL No. 9, 100mm, were introduced during the third quarter of 2007. KOOL’s market share in the third quarter of 2007 was relatively stable compared with the prior quarter and prior-year period. KOOL has been providing innovative products such as KOOL XL, the smoother and wider cigarette introduced in late 2006 and, most recently, a milder style, KOOL XL Blue. Both KOOL XL and KOOL XL Blue were expanded to national distribution during 2007. PALL MALL’s market share continues to grow, gaining 0.05 share points in the third quarter of 2007 over the second quarter of 2007 and 0.20 share points over the comparable quarter of 2006. PALL MALL offers a longer-lasting cigarette with a premium heritage at a less-than-premium price. During 2007, PALL MALL ultra lights were introduced in a bright, distinctive packaging design.
          The combined share of market of RJR Tobacco’s growth brands during the first nine months of 2007 showed improvement over the comparative prior-year period. However, as expected, the decline in share of support and non-support brands more than offset the gains on the growth brands.
          Operating Income
          RJR Tobacco’s operating income for the third quarter of 2007 increased $39 million to $497 million, or 24.7% of net sales, from $458 million, or 23.5% of net sales, in the comparable prior-year quarter. For the first nine months, operating income increased $40 million to $1,481 million, or 24.8% of net sales, in 2007 compared with $1,441 million, or 24.5% of net sales, in 2006. Improvements in pricing, product mix, productivity and pension expense were partially offset by increased MSA settlement payments and volume declines during 2007.
          RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Settlements	$713	$655	$2,123	$1,970

Federal tobacco quota buyout	59	63	197	194
Federal quota tobacco stock liquidation assessment	—	—	—	(9)

Total quota buyout expense	$59	$63	$197	$185

          MSA and other state settlement expenses are expected to be approximately $2.8 billion in 2007, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $270 million in 2007. For additional information, see “Litigation Affecting the Cigarette Industry—Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 9 to condensed consolidated financial statements (unaudited) and “-Governmental Activity” below.
          Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended September 30, 2007 and 2006, RJR Tobacco’s product liability defense costs were $16 million and $22 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, RJR Tobacco’s product liability defense costs were $67 million and $79 million, respectively.
          “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	Engle Progeny;

•	Broin II;

•	Class Actions;

•	Governmental Health-Care Cost Recovery; and

•	Other Health-Care Cost Recovery and Aggregated Claims.
          “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research–U.S.A.
          Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry–Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry–Scheduled Trials” in note 9 for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2008.
          RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal, and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases, and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the potential for increased individual case filings in Florida due to the Engle decision. See “Litigation Affecting the Cigarette Industry–Engle Progeny Cases” and “Litigation Affecting the Cigarette Industry–Class Action Suits–Engle Case” in note 9 to the condensed consolidated financial statements (unaudited) for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
          Net Sales
          Conwood’s net sales for the third quarter and first nine months of 2007 were $166 million and $495 million, respectively, compared with $154 million and $254 million in the third quarter and first nine months of 2006, respectively. The Conwood acquisition occurred on May 31, 2006, and consequently, the RAI condensed consolidated statements of income (unaudited) include only the results of operations of Conwood subsequent to May 31, 2006. Additionally, for segment reporting purposes, comparative results of Lane operations that were transferred to Conwood on January 1, 2007, have been reclassified.
          The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The shipment volume, in millions of cans, for Conwood was as follows:

	For the Three Months Ended[1]			For the Nine Months Ended[1]
	September 30,	September 30,		September 30,	September 30,
	2007	2006	% Change	2007	2006	% Change
Premium:
KODIAK	12.9	13.9	(7.4)%	39.9	42.6	(6.4)%
Other	0.8	0.9	(12.3)%	2.4	2.7	(10.3)%

	13.6	14.8	(7.7)%	42.2	45.2	(6.6)%

Price-value:
GRIZZLY	61.4	52.0	18.2%	174.9	147.2	18.8%
Other	0.7	0.8	(5.7)%	1.8	2.4	(26.8)%

	62.1	52.7	17.9%	176.7	149.6	18.1%

Total moist snuff	75.8	67.5	12.3%	218.9	194.9	12.4%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
          The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data1 processed by MSAi, were as follows:

	For the Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2007	2007	Change	2006	Change
Premium:
KODIAK	4.29%	4.61%	(0.32)	5.01%	(0.72)
Other	0.27%	0.29%	(0.02)	0.36%	(0.09)

	4.56%	4.90%	(0.34)	5.37%	(0.81)

Price-value:
GRIZZLY	21.23%	20.64%	0.59	19.84%	1.39
Other	0.16%	0.19%	(0.03)	0.39%	(0.23)

	21.39%	20.83%	0.56	20.23%	1.16

Total moist snuff	25.95%	25.73%	0.22	25.60%	0.35

[1]	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
          GRIZZLY, Conwood’s leading price-value moist snuff brand, had a share position of 21.23% of moist snuff shipments in the third quarter of 2007; an increase of 0.59 points from the prior quarter and an increase of 1.39 points from the third quarter of 2006. Conwood completed its national roll-out of GRIZZLY Long-Cut Natural in the second quarter of 2007. Conwood is testing two new GRIZZLY styles, GRIZZLY Pouches and GRIZZLY Snuff, to build on the brand’s momentum. The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, was adversely impacted compared with the prior quarter and the prior-year due to competitive discounting and promotions.
          Operating Income
          Conwood’s operating income for the third quarter of 2007 increased to $90 million, or 54.2% of net sales, from $71 million, or 46.1% of net sales, in the comparable prior-year quarter. Operating income for the first nine months of 2007 was $260 million, or 52.5% of net sales, compared with $108 million, or 42.5% of net sales, for the first nine months of 2006. Higher volume and pricing are driving the increases year over year.
RAI Consolidated
          Interest and debt expense was $81 million during the three-month period and $257 million for the nine-month period ended September 30, 2007, a decrease of $11 million and an increase of $78 million, respectively, from the comparable prior-year periods. The year-to-date increase from the prior-year period is primarily due to a full year of interest on the debt incurred by RAI to fund the Conwood acquisition in May 2006.

          Other expense (income) net was income of $7 million for the third quarter of 2007 and expense of $8 million for the nine months ended September 30, 2007. Year to date foreign exchange gains and equity income were more than offset by the expensing of unamortized debt fees associated with the term loan that RAI pre-paid in full in June 2007. For the comparable periods for 2006, other income was $3 million for the third quarter and $6 million for the nine months consisting primarily of foreign exchange gain and equity income.
          Provision for income taxes was $203 million, or an effective rate of 36.2%, in the third quarter of 2007 compared with $180 million, or 36.8%, in the third quarter of 2006. The provision for income taxes for the first nine months of 2007 was $590 million, or an effective rate of 36.9%, compared with $570 million, or an effective rate of 37.4%, in the first nine months of 2006. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004. The 2006 provision was impacted by the nondeductibility of certain expenditures relating to ballot initiatives, state taxes and other nondeductible items, partially offset by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $13 million.
          Extraordinary items included a gain of $1 million for the first nine months of 2007 and $74 million for the first nine months of 2006, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.
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
          The following contractual obligations have changed from those reported in RAI’s 2006 Annual Report on Form 10-K filed on February 27, 2007, and are updated as of September 30, 2007, as follows:

	Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2007	2008-2009	2010-2011	After 5 years
RAI Credit Facilities(1)	$—	$—	$—	$—	$—
Long term notes, exclusive of interest(1)	4,452	—	199	699	3,554
Interest payments related to long-term notes and RAI Credit Facility(1)	2,870	156	586	517	1,611
Purchase obligations(2)	1,266	246	386	213	421
Gross unrecognized tax benefits(3)	159

Total cash obligations	$8,747	$402	$1,171	$1,429	$5,586

[1]	For more information about RAI’s long-term notes and credit facilities, see “ — Debt” below and notes 6 and 7 to condensed consolidated financial statements (unaudited).

[2]	Purchase obligations include commitments to acquire tobacco leaf. The major component is the estimated value of the commitment to purchase leaf as a part of the settlement agreement reached in the DeLoach antitrust case. See note 9 to condensed consolidated financial statements (unaudited) for additional information on the DeLoach case.

[3]	Gross unrecognized tax benefits of $159 million relate to the adoption of FIN No. 48. For more information, see note 5 to condensed consolidated financial statements (unaudited). Due to inherent uncertainties regarding the timing of the payment of these amounts, RAI cannot reasonably estimate the payment period.
Cash Flows
          Net cash flows from operating activities were $1.3 billion in the first nine months of 2007, compared with net cash flows from operating activities of $1.0 billion in the first nine months of 2006. This increase was driven primarily by lower tax and lower restructuring payments along with the return of a litigation bond in 2007.
          Net cash flows from investing activities were $401 million in the first nine months of 2007, compared with net cash flows used in investing activities of $3.6 billion in the prior-year period. This change is primarily driven by the acquisition of Conwood in 2006.
          Net cash flows used in financing activities were $1.1 billion in the first nine months of 2007, compared with net cash flows provided by financing activities of $2.4 billion in the prior-year period. This change is due to prior year RAI debt issuance and term loan indebtedness.
Stock Repurchases
          On February 6, 2007, the Board of Directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP. During the first nine months of 2007, RAI repurchased and cancelled 989,899 shares of its common stock at an aggregate cost of $60 million.
Dividends
          On July 24, 2007, the RAI Board of Directors declared a quarterly cash dividend of $0.85 per common share, a more than 13% increase over the previous quarterly dividend. The dividend was paid on October 1, 2007, to shareholders of record as of September 10, 2007. On an annualized basis, the increased dividend rate is $3.40 per common share. The dividend reflects RAI’s dividend policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Capital Expenditures
          RAI’s operating subsidiaries’ cash capital expenditures were $95 million for the first nine months of 2007, compared with $105 million for the first nine months of 2006. The decrease in 2007 is primarily due to 2006 expenditures related to the implementation of an SAP enterprise business system and the purchase of a previously leased aircraft. RAI’s operating subsidiaries plan to spend an additional $65 million to $75 million for capital expenditures during the remainder of 2007, funded primarily by cash flows from operations. The majority of capital spending will be done in the RJR Tobacco segment. In addition, capital expenditures planned for 2007 include the expansion of a Conwood manufacturing facility expected to be completed in 2008. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2007.
Debt
          Credit Facility
          In June 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The credit agreement amends and restates RAI’s prior agreement dated May 31, 2006.

          RAI is able to use the revolving credit facility for borrowings and issuances of letters of credit, at its option. RAI is required to pay a commitment fee ranging from 0.25% to 1.00% per annum on the unused portion of the revolving credit facility. Borrowings under the RAI credit facility bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the Eurodollar rate, which is the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. At September 30, 2007, RAI had $21 million in letters of credit outstanding under its revolving credit facility. No borrowings were outstanding, and the remaining $529 million of the revolving credit facility was available for borrowing.
          The RAI credit facility has restrictive covenants that limit RAI’s and its subsidiaries’ ability to pay dividends and repurchase stock, make investments, prepay certain indebtedness, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations.
          RAI’s material domestic subsidiaries guarantee RAI’s obligations under the credit facility. These guarantors also generally have pledged substantially all of their assets to secure these obligations. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the credit facility. The collateral for the credit facility generally will be released automatically in certain circumstances, including at such time, if any, as RAI obtains an investment grade corporate credit rating with not worse than stable outlooks by each of Moody’s and S&P. See note 6 to the condensed consolidated financial statements (unaudited) for additional information related to RAI’s credit facility.
          Long-Term Debt
          As of September 30, 2007, RAI had outstanding senior secured notes in the aggregate principal amount of $4.5 billion with maturity dates ranging from 2009 to 2037. As of September 30, 2007, RJR had outstanding unsecured notes in the aggregate principal amount of $131 million, with maturity dates ranging from 2009 to 2013. For more information regarding RAI’s and RJR’s long-term debt, see note 7 to the condensed consolidated financial statements (unaudited).
          In June 2007, RAI completed the sale of $1.55 billion in aggregate principal amount of senior, secured notes, consisting of $400 million of floating rate notes due June 15, 2011, $700 million of 6.75% notes due June 15, 2017, and $450 million of 7.25% notes due June 15, 2037. These notes were sold under RAI’s shelf registration statement filed with the SEC on June 18, 2007. The net proceeds from the offering, together with available cash, were used to prepay in full the principal balance of $1.54 billion of a term loan, together with accrued and unpaid interest, which indebtedness was incurred in connection with the Conwood acquisition.
          In June 2007 and July 2007, $46 million and $29 million, respectively, of RJR notes matured and were paid, leaving $131 million of RJR notes outstanding as of September 30, 2007.
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
          As of September 30, 2007, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
          At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. The floating rate notes are redeemable at par beginning 18 months after issuance.

          RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
          RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2007.
Governmental Activity
          The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:
•	significantly increase their excise taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish fire standards compliance for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings or flavor descriptors in tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes based on a machine test method different from that required by the U.S. Federal Trade Commission;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
          In addition, during 2007, the U.S. Congress is considering regulation of the manufacture and sale of tobacco products by the FDA, and a further increase in the federal excise tax on cigarettes and other tobacco products. The U.S. Congress also may consider legislation regarding:
•	regulation of environmental tobacco smoke;

•	additional warnings on tobacco packaging and advertising;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of national fire standards compliance for cigarettes;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning of the delivery of tobacco products by the U.S. Postal Service.
          In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007. The Health Subcommittee of the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on the bill on October 3, 2007, but no further action is scheduled at this time. The proposals would grant the FDA authority to impose product standards (including standards relating to, among other things, nicotine yields and smoke constituents) and would reinstate the FDA’s 1996 regulations that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products. At this time, RAI does not know whether FDA regulation over tobacco products will be approved by the balance of Congress or signed into law by the President.
          Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
          Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is currently $0.39. The U.S. Senate and U.S. House of Representatives have approved an excise tax per pack increase on cigarettes of $0.61, and proportional increases on other tobacco products to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. The President vetoed the bill on October 3, 2007. On October 18, 2007, the U.S. House of Representatives failed to override the President’s veto of the bill. On October 25, 2007, the U.S. House of Representatives passed a slightly revised version of the SCHIP bill. It is pending Senate consideration. At this time, RAI does not know whether any excise tax bill will be approved to fund SCHIP or any other federal program. The adoption of any such increase could have a material adverse effect on the business or results of operations of RJR Tobacco.
          All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. As of October 1, 2007, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.921, an increase compared with the 12-month rolling average of $0.788 as of October 1, 2006. As of October 1, 2007, six states have increased their excise tax per pack this year. In addition, a number of other states are considering an increase in their excise taxes. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
          Cigars are generally taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 75% in Alaska and Washington. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.
          The federal excise tax on smokeless tobacco products currently is $0.195 per pound for chewing tobacco, and $0.585 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, is $1.828 per thousand. Large cigars are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand.
          Forty-nine states also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, is considering one during its current legislative session. As of October 1, 2007, 38 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. Since the beginning of 2006, five states have changed their tax on moist snuff from an ad valorem tax to a weight-based tax. In addition, legislation to convert from an ad valorem to a weight-based tax also has been introduced in approximately 17 other states.
          On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. Both the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane, which are classified and sold as “little cigars,” would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. The TTB now is considering written comments that were received prior to the March 26, 2007 deadline.
          On December 31, 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of September 24, 2007, 21 states in addition to New York have enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to convert voluntarily all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
          In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” On October 11, 2006, RJR Tobacco entered into an agreement with the States Attorneys General whereby it agreed not to use fruit, candy or alcoholic terms in its advertising or packaging of cigarette products other than in adult-only facilities. In contrast to this agreement, the Maine statute does not address the marketing or advertising, but focuses on the content of the product. Similar legislation has been filed in other states.
          Forty-two states by statute or court rule have limited, and several additional states are considering limiting, the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Bonding statutes in 37 states allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In five other states and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.
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
          On April 18, 2007, an affiliate of Japan Tobacco Inc. acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement, wherein RJRTCV may elect to terminate the joint venture prior to its expiration date. On May 15, 2007, RJRTCV notified the other member of the joint venture that RJRTCV had exercised its termination right. The joint venture will terminate in the fourth quarter of 2007. Unless the members agree otherwise, the joint venture will no longer conduct any business and will be liquidated following its termination.
           Upon a termination of the joint venture, the value of all of the trademarks each joint venture member or its affiliate has licensed to the joint venture (other than Natural American Spirit) will be calculated. The party whose licensed trademarks have the greater value will be required to pay the other party an amount equal to one-half of the difference between the values of the parties’ respective trademarks.
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
Cautionary Information Regarding Forward-Looking Statements
          Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RAI’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products, including a potential significant increase in federal excise taxes;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA and other state settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	any adverse effects resulting from dependence on certain single-source suppliers, including supply interruption or quality issues;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
          The table below provides information about RAI’s financial instruments, as of September 30, 2007, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value[1]
Investments
Fixed Rate	$193	—	—	—	—	—	$193	$193
Average Interest Rate	5.4%	—	—	—	—	—	5.4%	—
Variable Rate	$2,662	—	—	—	—	—	$2,662	$2,662
Average Interest Rate	5.4%	—	—	—	—	—	5.4%	—
Debt
Fixed Rate	—	—	$200	$300	—	$3,510	$4,010	$4,186
Average Interest Rate [2]	—	—	7.9%	6.5%	—	7.3%	7.3%	—
Variable Rate	—	—	—	—	$400	—	$400	$396
Average Interest Rate [2]	—	—	—	—	5.9%	—	5.9%	—
Swaps
Notional Amount [3]	—	—	—	—	—	$1,600	$1,600	$56
Average Variable Interest Pay Rate[2]	—	—	—	—	—	6.6%	6.6%	—
Average Fixed Interest Receive Rate[2]	—	—	—	—	—	7.1%	7.1%	—

[1]	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

[2]	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

[3]	RAI has swapped $1.6 billion of fixed rate debt to variable rate debt.
          RAI’s exposure to foreign currency transactions was not material to results of operations for the nine months ended September 30, 2007, but may be in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “–Liquidity and Financial Condition” in Item 2 for additional information.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
          For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 9 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Tobacco-Related Litigation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Governmental Activity” included in Part I, Item 2.
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
          In February 2007, the Board of Directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.
          The following table summarizes RAI’s purchases of its common stock during the third quarter of 2007:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased	Share	Programs	Programs
July 1, 2007 to July 31, 2007	—	—	—	$15
August 1, 2007 to August 31, 2007	—	—	—	$15
September 1, 2007 to September 30, 2007	74	$66.12	—	$15

Third Quarter Total	74	$66.12	—	$15

Item 6. Exhibits
(a)	Exhibits

Exhibit
Number	Description
10.1
Amended and Restated (effective as of July 12, 2007) Deferred Compensation Plan for Directors of Reynolds American Inc. (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007).

10.2
Amended and Restated (effective as of July 12, 2007) Equity Incentive Award Plan for Directors of Reynolds American Inc. (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007).

10.3	Amendment No. 1 to the Equity Incentive Award Plan for Directors of Reynolds American Inc. (incorporated by reference to Exhibit 99.2 to Reynolds American Inc.’s Form 8-K, filed October 1, 2007).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.1
Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
/s/ Dianne M. Neal
Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: November 1, 2007