Form 10-K
period 2007-12-31
REYNOLDS AMERICAN INC
filed 2008-02-27
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                               (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2007, was approximately $11.1 billion, based on the closing price of $65.20. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 15, 2008: 295,005,762 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 24, 2008, are incorporated by reference into Part III of this report.

INDEX

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	144
Item 9A.	Controls and Procedures	144
Item 9B.	Other Information	144

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	145
Item 11.	Executive Compensation	145
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	145
Item 13.	Certain Relationships and Related Transactions, and Director Independence	145
Item 14.	Principal Accountant Fees and Services	145

PART IV
Item 15.	Exhibits and Financial Statement Schedules	146
Signatures		155
Exhibit 10.28
Exhibit 10.39
Exhibit 10.40
Exhibit 10.43
Exhibit 10.57
Exhibit 10.60
Exhibit 10.64
Exhibit 10.65
Exhibit 10.67
Exhibit 10.68
Exhibit 10.69
Exhibit 12.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 99.1

PART I

Item 1.	Business

Reynolds American Inc. was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, RAI combined the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation and referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock, and previous RJR stockholders exchanged their shares of RJR common stock for approximately 58% of RAI’s outstanding common stock.

Also, as part of the B&W business combination, RAI acquired from an indirect subsidiary of BAT the capital stock of Cigarette Manufacturers Supplies Inc., referred to as CMSI, which then owned all of the capital stock of Lane, Limited, referred to as Lane. In 2006, CMSI was merged with and into Lane, and Lane became a direct, wholly owned subsidiary of RAI.

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company. Concurrent with the completion of the B&W business combination, RJR Tobacco became a North Carolina corporation.

Prior to June 1999, RJR was a subsidiary of Nabisco Group Holdings Corp., referred to as NGH. In May 1999, RJR transferred cash and its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders, and RJR began trading on the NYSE. In 2000, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash.

In January 2002, RJR acquired all of the voting stock of privately held Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, for $354 million.

In July 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R. J. Reynolds-Gallaher International Sarl, a joint venture created with an affiliate of Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands, primarily in Italy, France and Spain. The joint venture, headquartered in Switzerland, was terminated on December 31, 2007. R. J. Reynolds Global Products, Inc., referred to as GPI, managed RJR’s interest in the joint venture. This investment was accounted for using the equity method.

In December 2005, GPI acquired from Japan Tobacco Inc., referred to as JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million allocated on the basis of the estimated fair market value of the inventory and intangible assets acquired. These rights were sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business.

On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed its $3.5 billion acquisition of the Conwood companies: Conwood Company, LLC, Conwood Sales Co., LLC, Scott Tobacco LLC and Rosswil LLC. The acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. See Item 8, notes 11 and 12 to consolidated financial statements for additional information related to borrowing arrangements and long-term debt. The acquisition of the Conwood companies was treated as a purchase of the Conwood companies’ net assets by RAI for financial accounting purposes.

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

Pursuant to requirements of the NYSE, in May 2007, the chief executive officer of RAI filed a form of Annual CEO Certification with the NYSE regarding RAI’s compliance with the NYSE’s corporate governance listing standards. In addition, RAI’s chief executive officer and chief financial officer have signed certifications required by the SEC regarding RAI’s public disclosures. These SEC certifications have been included as Exhibits 31.1 and 31.2 to this Form 10-K for the year ended December 31, 2007.

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R.J. Reynolds Tobacco Company. The Conwood segment consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. For net sales, operating income and total assets attributable to each segment, see Item 8, note 18 to consolidated financial statements.

RAI Strategy

RAI will focus on delivering sustainable earnings growth, strong cash flow and enhanced long-term shareholder value through growth strategies for its operating companies. These strategies include growth in RJR Tobacco’s base business, growth and innovation in smokeless tobacco products, super-premium growth, opportunistic international expansion and selective portfolio enhancements. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RJR Tobacco

Overview

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are currently five of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2007, the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands were transferred from Lane to RJR Tobacco. On January 1, 2008, the management of RJR Tobacco’s super premium brands, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe. Also on January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.

RJR Tobacco primarily conducts its business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand has declined since 1981 and is expected to continue to decline. U.S. cigarette shipments as tracked by Management Science Associates, Inc., referred to as MSAi, report that shipments declined 5.0% in 2007, to 357.2 billion cigarettes, 2.4% in 2006 and 3.4% in 2005. From year to year, shipments are impacted by various factors including price increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by the decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI. In addition, in connection with the B&W business combination in 2004, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally are prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States until July 2009. As a result of these limitations, RJR Tobacco is dependent on the U.S. cigarette market.

Expanding beyond the cigarette market as an innovative tobacco company, RJR Tobacco is utilizing eight test markets for a new category of smokeless, spitless, tobacco known as snus. Snus is pasteurized tobacco that is currently sold in a small pouch that provides discreet and convenient tobacco consumption. Other cigarette manufacturers and smokeless tobacco manufacturers are also testing products in this new U.S. category. RJR Tobacco is expanding snus into additional markets in the first half of 2008.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc. and Lorillard Tobacco Company, as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, which with other state settlement agreements are collectively referred to as the MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. For further discussion, see “— Litigation Affecting the Cigarette Industry-Health-Care Cost Recovery Cases-MSA” in note 14 to consolidated financial statements in Item 8 and “— Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Based on data collected by Information Resources Inc./Capstone Research, Inc., referred to as IRI, during 2007, 2006 and 2005, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 51.1%, 50.8% and 50.6%, respectively. During these same years, RJR Tobacco had an overall share of 29.0%, 29.8% and 30.3%, respectively.

Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI, respectively. These two organizations are the primary sources of volume and market share data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants. However, you should not rely on the market share data reported by IRI as being precise measurements of actual market share because IRI is not able to effectively track the volume of all cigarette brands. RJR Tobacco believes that deep-discount brands made by small manufacturers have combined shipments of approximately 13% of total U.S. industry shipments. Accordingly, the retail share of market of RJR Tobacco and its brands as reported by IRI may overstate their actual market share.

Competition is based primarily on brand positioning, including pricing, promotions, product attributes and packaging, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail merchandising programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Most recently, competition among the major manufacturers has begun shifting to product innovation and expansion into new smokeless tobacco categories, as well as finding efficient and effective means of balancing market share and profit growth.

Marketing

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods include list price changes, on-going discounting programs, such as retail buydowns, periodic price reductions, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by direct mail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” The cost of free product promotions, including federal excise tax, is recorded in cost of goods sold.

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

At the beginning of 2007, RJR Tobacco refined its brand portfolio strategy and modified its then existing brand categories to growth, support and non-support categories. The growth brands consist of two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term market share and profit growth, CAMEL and KOOL will continue to receive the most significant levels of investment support. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The remaining non-support brands are managed to maximize near-term profitability. RJR Tobacco expects this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.

Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new cigarette products, as well as encourage smoking bans. The MSA and other federal, state and local laws restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in adult venues where permitted. However, in November 2007, RJR Tobacco decided to suspend the use of print advertising for cigarettes in newspapers and consumer magazines during 2008. See Item 8, note 1 to consolidated financial statements for further information on advertising expense.

Manufacturing and Distribution

RJR Tobacco owns its cigarette manufacturing facilities, located in the Winston-Salem, North Carolina area, known as the Tobaccoville manufacturing facility and the Whitaker Park complex. The Whitaker Park complex includes a manufacturing facility, an R&D facility, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a combined production capacity of approximately 160 billion cigarettes per year.

RJR Tobacco sells its cigarettes primarily through distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers to its customers. No significant backlog of orders existed at December 31, 2007 or 2006.

Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 30%, 29% and 27% of RJR Tobacco’s revenue in 2007, 2006 and 2005, respectively. No other customer accounted for 10% or more of RAI’s consolidated revenue during those years. RJR Tobacco believes that its relationship with McLane is good. RJR Tobacco’s sales to McLane are not governed by any written supply contract; however, McLane and RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes and manages the supply and level of McLane’s inventory.

RJR Tobacco has entered into various transactions with affiliates of BAT, the indirect parent of B&W. RJR Tobacco sells contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Net sales to BAT affiliates, primarily cigarettes, represented approximately 6.0% of RAI’s total net sales in 2007, 2006 and 2005.

Raw Materials

In its production of tobacco products, RJR Tobacco uses U.S. and foreign, primarily Brazilian and Thai, burley, and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey and Greece. RJR Tobacco believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

RJR Tobacco purchases the majority of its U.S. flue-cured and burley leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. RJR Tobacco believes the relationship with its suppliers is good.

Under the terms of settlement agreements with flue-cured and burley tobacco growers, and quota holders, RJR Tobacco is required, among other things, to purchase annually a minimum of 90 million pounds of U.S. green leaf flue-cured and burley tobacco combined, subject to adjustment based on its annual total requirements for each type of tobacco, through the 2015 crop year.

RJR Tobacco also uses other raw materials such as filter tow, filter rods and fire standards compliant paper, which are sourced from either one supplier or a few suppliers. RJR Tobacco believes it has reasonable measures in place designed to mitigate the risk posed by the limited number of suppliers of certain raw materials.

Conwood

Overview

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, which currently hold the first or second position in market share in each category. On January 1, 2007, as a result of combining certain operations of Lane with the Conwood companies, Conwood began distributing a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco. The remaining operations of Lane also are included in the Conwood segment.

The moist snuff category is divided into premium and price-value brands. The moist snuff category has become increasingly sophisticated in recent years and has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew 7% in 2007 and have grown at an average rate of approximately 5% per year over the last four years, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.

Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 60% of Conwood’s revenue in 2007 and 2006. Conwood offers KODIAK in the premium brand category and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 26.0% in 2007 and 25.1% in 2006 based on distributor-reported data processed by MSAi for distributor shipments to retail. Although moist snuff volume grew 7% in 2007, Conwood’s moist snuff volume grew 11% in 2007, attributable to its innovation, product development and brand building. GRIZZLY brand moist snuff had a 21.1% market share in 2007 and 19.4% market share in 2006.

Competition

The competition in the smokeless tobacco market is significant. The Conwood companies, collectively, are the second largest smokeless tobacco company in the United States. Conwood’s largest competitor is U.S. Smokeless Tobacco Company, which had approximately 60.6% of the moist snuff market share in 2007 and 62.8% in 2006. RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA Inc., has recently begun test marketing a moist snuff product. Conwood also competes in the U.S. smokeless tobacco market with both domestic and international companies marketing and selling price-value and sub-price-value smokeless tobacco products.

Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Marketing

Conwood’s brand portfolio strategy consists of investment brands, KODIAK and GRIZZLY, and selected and limited support brands that include all other brands.

Conwood has made significant contributions in the development of the smokeless industry. Conwood completed its national distribution of GRIZZLY Long-Cut Natural in 2007 and began testing two new GRIZZLY styles, GRIZZLY Pouches, moist snuff in a fleece pouch, and GRIZZLY Snuff, a traditional moist snuff style with an ultra-fine cut. GRIZZLY Pouches provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches represent approximately 6% of the total moist snuff market and demand continues to grow.

GRIZZLY Snuff is a traditional, natural-flavored, fine-cut product. GRIZZLY Snuff was introduced in two states in 2007 and will be expanding nationally in the first half of 2008.

Conwood is committed to being an innovative industry leader with high standards in its production operations and in the servicing of its customers’ needs, evidenced by the creative packaging of smokeless products, including the development of a foil pouch for chewing tobacco and a plastic can for moist snuff.

Manufacturing and Distribution

Conwood’s primary manufacturing facility is located in Memphis, Tennessee. Other facilities are located in Winston-Salem, North Carolina; Tucker, Georgia; Bowling Green, Kentucky; Sanford, North Carolina; Springfield, Tennessee; and Clarksville, Tennessee. The Winston-Salem, North Carolina and the Clarksville, Tennessee plants underwent expansion in 2007. Conwood sells its products primarily to distributors, wholesalers and other direct customers, some of which are retail chains.

Sales made by Conwood to McLane Company, Inc. comprised 16% of Conwood’s consolidated revenue for 2007 and 17% in 2006. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Conwood believes that its relationship with McLane is good. Conwood’s sales to McLane are not governed by any written supply contract. No significant backlog of orders existed at December 31, 2007 or 2006.

Raw Materials

In its production of moist snuff and chewing tobacco, Conwood uses U.S. fire-cured and air-cured tobaccos as well as foreign, primarily Brazilian, burley, and air-cured leaf tobaccos. Conwood believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

Consolidated RAI

RAI’s wholly owned operating subsidiary, Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases.

GPI also managed RJR’s interest in the R.J. Reynolds-Gallaher International Sarl joint venture. This joint venture terminated on December 31, 2007, and as provided by the joint venture agreement, R.J. Reynolds Tobacco C.V. is entitled to a termination amount. See Item 8, note 23 to consolidated financial statements for joint venture termination details.

GPI continues to sell a limited portfolio of American-blend cigarette brands in Italy, France and Spain, the primary markets of the former joint venture. On January 1, 2007, GPI began managing the international businesses of Conwood and Santa Fe. On January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.

Sales to Foreign Countries

RAI’s operating subsidiaries’ net sales to foreign countries for the years ended December 31, 2007, 2006 and 2005 were $638 million, $578 million and $548 million, respectively.

Raw Materials

In 2004, the President signed legislation eliminating the U.S. government’s tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the tobacco industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries estimate that their overall share will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA.

Research and Development

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2007, 2006 and 2005, was $57 million, $58 million and $53 million, respectively. The primary research and development activities of the operating subsidiaries are conducted in RJR Tobacco’s Whitaker Park complex. Scientists and engineers at this facility continue to work to create more efficient methods of preparing tobacco blends, as well as develop product enhancements, new products and packaging innovations. A focus for research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health.

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

In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to JTI. The sale agreement granted JTI the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also generally prohibits JTI and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States. In 2005, GPI acquired from JTI its U.S. duty-free and U.S. overseas military businesses relating to certain brands. These rights were sold to JTI in 1999 as a part of the sale of the international tobacco business.

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

In addition, during 2008, the U.S. Congress will likely consider regulation of the manufacture and sale of tobacco products by the U.S. Food and Drug Administration, known as the FDA, and a further increase in the federal excise tax on cigarettes and other tobacco products. The U.S. Congress also may consider legislation regarding:

•	regulation of environmental tobacco smoke;

•	additional warnings on tobacco packaging and advertising;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national fire standards compliance for cigarettes;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning the delivery of tobacco products by the U.S. Postal Service.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. For further discussion of the regulatory and legislative environment applicable to the tobacco industry, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.”

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI or RJR, or indemnitees, including B&W. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 14 to consolidated financial statements.

Despite the unfavorable judgments discussed in Item 8, note 14 to consolidated financial statements, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid basis for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, financial position or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

Employees

At December 31, 2007, RAI and its subsidiaries had approximately 7,100 full-time employees and approximately 200 part-time employees. The 7,100 full-time employees include approximately 5,400 RJR Tobacco employees and 1,000 Conwood employees. No employees of RAI or its subsidiaries are unionized.

Item 1A.	Risk Factors

RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their results of operations, cash flows and financial position. The following is a description of their most significant risks and uncertainties:

RAI’s operating subsidiaries could be subject to substantial liabilities and bonding difficulties from cases related to cigarette products or smokeless tobacco products, thereby reducing operating margins and cash flows from operations. Adverse litigation outcomes could have a negative impact on RAI’s ability to continue to operate due to their impact on cash flows.

RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a large number of tobacco-related legal actions, proceedings or claims. The claimants seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, fraud, misrepresentation, unfair trade practices and violations of state and federal antitrust laws. Various forms of relief are sought, including compensatory and, where available, punitive damages in amounts ranging in some cases into the hundreds of millions or even billions of dollars.

It is likely that similar legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes and smokeless tobacco products will continue to be filed against RJR Tobacco, the Conwood companies, or their affiliates and indemnitees and other tobacco companies for the foreseeable future.

Victories by plaintiffs in highly publicized cases against RJR Tobacco and other tobacco companies regarding the health effects of smoking may stimulate further claims. A material increase in the number of pending claims could significantly increase defense costs. In addition, adverse outcomes in pending cases could have adverse effects on the ability of RJR Tobacco and its indemnitees, including B&W, to prevail in other smoking and health litigation.

For a more complete description of the litigation involving RAI and its operating subsidiaries, including RJR Tobacco and the Conwood companies, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Smokeless Tobacco Litigation” in Item 8, note 14 to consolidated financial statements.

Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. In addition, a nation-wide “lights” class-action suit is pending in federal court against cigarette manufacturers, including RJR Tobacco and B&W. In the event RJR Tobacco and its affiliates and indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco, depending upon the amount of any damages ordered, could face difficulties in obtaining the bond required to stay execution of the judgment. For a more complete description of these cases, see “— Class-Action Suits — ‘Lights’ Cases” in Item 8, note 14 to consolidated financial statements.

As a result of the order issued in a case brought by the U.S. Department of Justice, RJR Tobacco could be subject to additional, substantial marketing restrictions, which could negatively impact revenue, increase related compliance costs and reduce operating margins of RJR Tobacco, and, consequently of RAI.

In September 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies. The government sought, in addition to other remedies, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In August 2006, the court found certain defendants, including RJR Tobacco, liable for the RICO claims, but did not impose any direct financial penalties. Instead, the court, among other things, enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural,” and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health and addiction.

Both sides have appealed. In October 2006, the U.S. Court of Appeals granted the defendants’ motion to stay pending the outcome of defendants’ appeal. Briefing is underway. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order, such as the ban on certain brand style descriptors and the corrective advertising requirements, would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order, such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications.

For a more complete description of this case, see “— Health-Care Cost Recovery Cases — Department of Justice Case” in Item 8, note 14 to consolidated financial statements.

RJR Tobacco’s retail market share has declined in recent years and is expected to continue to decline over the next several years; any continuation in the decline beyond the next several years could adversely affect the results of operations, cash flows and financial position of RJR Tobacco and consequently, of RAI.

RJR Tobacco’s U.S. retail market share has been declining for a number of years and RJR Tobacco expects this market-share to continue to decline over the next several years. According to data from IRI, RJR Tobacco’s share of the U.S. cigarette retail market declined to 29.0% in 2007 from 29.8% in 2006, continuing a trend in effect for several years. If RJR Tobacco’s recently implemented revised brand portfolio is not successful and does not result in growth in total RJR Tobacco market share, or if RJR Tobacco continues to lose market share, results of operations, cash flows and financial position will be adversely affected.

RJR Tobacco is dependent on the U.S. cigarette business, which it expects to continue to decline, negatively impacting revenue.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI. In addition, in connection with the B&W business combination in 2004, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally are prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States until July 2009. As a result of these limitations, RJR Tobacco is dependent on the U.S. cigarette market. Price increases, restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors have reduced U.S. cigarette consumption. U.S. cigarette consumption is expected to continue to decline.

RJR Tobacco is RAI’s largest segment. As such, it is the primary source of RAI’s revenue, operating income and cash flows.

RAI’s operating subsidiaries are subject to significant limitations on advertising and marketing of tobacco products, which could harm the value of their existing brands or their ability to launch new brands, thus negatively impacting revenue.

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, certain of RAI’s operating subsidiaries, including RJR Tobacco, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. In addition, the MSA prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. The Conwood companies are not participants in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult tobacco users. Additional restrictions may be imposed legislatively or agreed to in the future. Recent proposals have included limiting tobacco advertising to black-and-white, text-only advertisements. Similar to the potential FDA restrictions described below, these limitations may make it difficult to maintain the value of existing brands or brand styles, and could significantly impair the ability of RAI’s operating subsidiaries to launch new brand styles.

In the U.S., tobacco products are subject to substantial and increasing regulation and taxation, which has a negative effect on revenue and profitability.

Tobacco products are subject to substantial federal and state excise taxes in the United States. In addition, certain city and county governments also impose substantial excise taxes on tobacco products sold. Increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted regulations that prohibit or restrict, or are intended to discourage, smoking.

In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The proposals would grant the FDA authority to impose product standards, including standards relating to, among other things, nicotine yields and smoke constituents. Additionally, the proposal would reinstate the FDA’s 1996 proposed regulations related to, among other things, additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. The proposed legislation also would govern modified-risk products.

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

A number of state governments have adopted or are considering adopting legislation establishing fire standards compliance for cigarettes. The cost of complying with standards that vary from state to state would increase production complexity and could have an adverse effect on the results of operations of RJR Tobacco and consequently of RAI.

For additional information on the issues described above, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

RJR Tobacco’s and Conwood’s volumes, market share and profitability may be adversely affected by competitive actions and pricing pressures in the marketplace.

The tobacco industry is highly competitive. Among the major manufacturers, brands primarily compete on product quality, price, brand recognition, brand imagery and packaging. Substantial marketing support, merchandising display, discounting, promotions and other financial incentives generally are required to maintain or improve a brand’s market position or introduce a new brand.

In addition, substantial payment obligations under the MSA adversely affect RJR Tobacco’s ability to compete with manufacturers of deep-discount cigarettes that are not subject to such substantial obligations. For a more complete description of the MSA, see “— Health-Care Recovery Cases — MSA” in Item 8, note 14 to consolidated financial statements.

Conwood not only faces competition from its largest competitor, U.S. Smokeless Tobacco Company, but also from a participant in the cigarette market that has begun test-marketing moist snuff products. Increased competition could strengthen pricing pressure or decrease Conwood’s market share, either of which would adversely affect Conwood’s profitability and revenues.

If RJR Tobacco is not able to develop, produce or market new products profitably and with new technologies in response to regulatory changes or changes in adult consumer preferences, revenue and results of operations could be adversely affected.

Consumer health concerns and changes in regulations are likely to require or cause RJR Tobacco to introduce new products or make substantial changes to existing products. Similarly, RAI believes that there may be increasing pressure from public health authorities and consumers to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. RJR Tobacco may not be able to develop a potentially reduced risk product that is broadly acceptable to adult consumers in a cost-effective manner. Further, additional marketing restrictions could be imposed legislatively or judicially in the future that could adversely affect RJR Tobacco’s ability to market any potentially reduced risk product it may develop.

If RJR Tobacco and Conwood are not efficient in the production or distribution of tobacco products, profitability could suffer.

RJR Tobacco and Conwood must be efficient in the production and distribution of tobacco products in order to be successful in highly competitive markets. RJR Tobacco’s and Conwood’s ability to gain additional efficiencies may become more difficult over time as synergies from the B&W business combination and Conwood acquisition are fully realized. Failure to reduce costs through productivity gains, cost savings projects and outsourcing could have an adverse effect on RAI’s profitability.

Increases in commodity prices will increase costs and may reduce profitability.

Increases in the cost of tobacco leaf, other raw materials and other commodities used in RAI’s operating subsidiaries’ products could adversely impact the cost of inventory and cause profits to decline.

Changes in market conditions could result in higher costs and decreased profitability.

Changes in market conditions could negatively impact RAI’s foreign currency exchange rate risk, interest rate risk and the return on corporate cash thus increasing costs and reducing profitability.

Adverse changes in liquidity in the financial markets could result in additional realized or unrealized losses.

Adverse changes in liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s short-term investments, which would negatively impact RAI’s consolidated results of operations, financial position and cash flows.

Certain of RAI’s operating subsidiaries may be required to write-down intangible assets or goodwill due to impairment, thus reducing operating profit.

RAI conducts an impairment review of goodwill and intangible assets with indefinite lives at least once a year, or more often if events or changes in circumstances indicate that the carrying value of the goodwill or intangible asset may not be recoverable. During 2007, RJR Tobacco recorded an impairment charge of $33 million and Conwood recorded an impairment of $32 million related to the carrying amount of certain trademarks. For more information on asset impairment, see Item 8, note 3 to consolidated financial statements.

Increases in the cost of pension benefits or pension funding may reduce RAI’s profitability and cash flow.

RAI’s profitability is affected by the costs of pension benefits available to employees hired prior to January 1, 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on costs and cash flows. RAI actively seeks to control increases in pension costs, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability.

RJR Tobacco relies on outside suppliers to manage information technology and other administrative and maintenance functions. Any interruption in these services could negatively affect the operations of RJR Tobacco and harm its reputation and consequently the operations and reputation of RAI.

In an effort to gain cost efficiencies, RJR Tobacco is in the process of outsourcing the management of its information technology infrastructure, as well as other administrative and maintenance functions. If the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco may fail to operate effectively and fail to meet shipment demand.

RJR Tobacco relies on a limited number of suppliers for direct materials. An interruption in service from any of these suppliers could adversely affect the results of operations, cash flows and financial position of RJR Tobacco, and consequently, of RAI.

RJR Tobacco relies on a limited number of suppliers for direct materials. If the suppliers fail to meet RJR Tobacco’s demand for direct materials, RJR Tobacco may fail to operate effectively and may fail to meet shipment demand.

Certain of RAI’s operating subsidiaries face a customer concentration risk. The loss of this customer would result in a decline in revenue and have an adverse effect on cash flows.

Revenues from McLane Company, Inc., a distributor, comprised 28% of RAI’s consolidated revenues in 2007. The loss of this customer, or a significant decline in its purchases, could have a material adverse effect on revenue of RAI.

Fire, violent weather conditions and other disasters may adversely affect the operations of RAI’s operating subsidiaries.

A major fire, violent weather conditions or other disasters that affect manufacturing and other facilities of RAI’s operating subsidiaries, or of their suppliers and vendors, could have a material adverse effect on the operations of RAI’s operating subsidiaries. Despite RAI’s insurance coverage for some of these events, a prolonged interruption in the manufacturing operations of RAI’s operating subsidiaries could have a material adverse effect on the ability of its operating subsidiaries to effectively operate their businesses.

The agreement relating to RAI’s credit facility contains restrictive covenants that may limit the flexibility of RAI and its subsidiaries. Breach of those covenants may result in a default under the agreement relating to the facility.

Restrictions in the agreement relating to RAI’s credit facility could limit the ability of RAI and its subsidiaries to obtain future financing, withstand a future downturn in their businesses or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if RAI does not comply with these covenants, any indebtedness outstanding under the credit facility could become immediately due and payable. The lenders under RAI’s credit facility could refuse to lend funds if RAI is not in compliance with the covenants or could terminate the credit facility. If RAI were unable to repay accelerated amounts, the lenders under RAI’s credit facility could initiate a bankruptcy proceeding or liquidation proceeding, or proceed against the collateral securing that indebtedness.

For more information on the restrictive covenants in RAI’s credit agreement, see Item 8, note 11 to consolidated financial statements.

RAI has substantial debt, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

Because RAI has debt of $4.5 billion:

•	its ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes, and its ability to satisfy its obligations with respect to its indebtedness, may be impaired in the future;

•	a substantial portion of its cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to it for other purposes;

•	it may be at a disadvantage compared to its competitors with less debt or comparable debt at more favorable interest rates; and

•	its flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and it may be more vulnerable to a downturn in general economic conditions or its business, or be unable to carry out capital spending that is necessary or important to its growth strategy and its efforts to improve operating margins.

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

Certain of RAI’s outstanding notes bear interest at a variable rate of interest or have been swapped from a fixed rate of interest to a variable rate of interest. Any increase in interest rates would increase the cost of servicing RAI’s variable rate debt and, consequently, RAI’s profitability would decrease. Although RAI currently has no borrowings under its credit facility, borrowings under the credit facility also would bear interest at a variable or floating rate. For a discussion of how RAI manages its exposure to changes in interest rates, see Item 8, note 13 to consolidated financial statements.

The ability of RAI to access the debt capital markets could be impaired because of the credit rating of its debt securities.

Certain of the outstanding notes issued by RAI, and all of the outstanding notes of RJR, are rated below investment grade. Because of these ratings, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt was rated investment grade. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including limitations on indebtedness or similar restrictive covenants, particularly if RAI’s debt securities ratings decline further.

RAI’s credit ratings are influenced by some important factors not entirely within the control of RAI or its affiliates, such as tobacco litigation, the regulatory environment and the performance of suppliers and vendors to RAI’s operating subsidiaries. Moreover, because the kinds of events and contingencies that may impair RAI’s credit rating and the ability of RAI and its affiliates to access the debt capital markets are often the same kinds of events and contingencies that could cause RAI and its affiliates to seek to raise additional capital on an urgent basis, RAI and its affiliates may not be able to issue debt securities or borrow money upon acceptable terms, or at all, at the times at which they may most need additional capital.

For more complete information on RAI’s borrowing arrangements, see Item 8, note 11 to consolidated financial statements.

B&W’s significant equity interest in RAI could be determinative in matters submitted to a vote by RAI shareholders, resulting in RAI taking actions that RAI’s other shareholders do not support. B&W also has influence over RAI by virtue of the governance agreement, which requires B&W’s approval before RAI takes certain actions.

B&W owns approximately 42% of the outstanding shares of RAI common stock. No other stockholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, B&W would have the power to determine the outcome of matters submitted to a shareholder vote.

Moreover, in connection with the B&W business combination, RAI, B&W and BAT entered into an agreement, referred to as the governance agreement, relating to various aspects of RAI’s corporate governance. Under the governance agreement, the approval of B&W, as a RAI shareholder, is required in connection with, among other things, the following matters:

•	the sale or transfer of certain RAI intellectual property associated with B&W brands having an international presence, other than in connection with a sale of RAI;

•	RAI’s adoption of any takeover defense measures that would apply to the acquisition of equity securities of RAI by B&W or its affiliates, other than the adoption of the RAI rights plan; and

•	RAI’s participation in any transaction, effected before July 30, 2009, that would reasonably be expected to jeopardize B&W’s tax ruling obtained in connection with, or B&W’s tax-free treatment of, the B&W business combination.

Such influence could result in RAI taking actions that RAI’s other shareholders do not support.

Under the governance agreement, B&W is entitled to nominate certain persons to RAI’s Board, and the approvals of the majority of such persons is required before certain actions may be taken, even though such persons represent less than a majority of the entire Board. In addition, certain provisions of RAI’s articles of incorporation may create conflicts of interest between RAI and certain of these persons.

Under the governance agreement, B&W, based upon its current equity stake in RAI, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is comprised of 12 persons, including B&W’s five designees. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

•	any issuance of RAI securities in excess of 5% of its outstanding voting stock, unless at such time B&W’s ownership interest in RAI is less than 32%; and

•	any repurchase of RAI common stock, subject to a number of exceptions, unless at such time B&W’s ownership interest in RAI is less than 25%.

As a result, B&W’s designees on RAI’s Board may prevent the foregoing transactions from being effected, notwithstanding a majority of the entire Board may have voted to approve such transactions.

Under RAI’s articles of incorporation, a B&W designated director who is affiliated with, or employed by, BAT or its subsidiaries and affiliates is not required to present a transaction, relationship, arrangement or other opportunity, all of which are collectively referred to as a business opportunity, to RAI if that business opportunity does not relate primarily to the United States.

B&W’s significant ownership interest in RAI, and RAI’s shareholder rights plan, classified board of directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third party to acquire control of RAI without the cooperation of B&W. This could have a negative effect on the price of RAI’s common stock.

As RAI’s largest shareholder, B&W could vote its shares of RAI common stock against any takeover proposal submitted for shareholder approval or refuse to accept any tender offer for shares of RAI common stock. This right would make it very difficult for a third party to acquire RAI without B&W consent. In addition, RAI has a shareholder rights plan, a classified board of directors and other takeover defenses in its articles of incorporation and bylaws. B&W’s ownership interest in RAI and these defenses could discourage potential acquisition proposals and could delay or prevent a change in control of RAI. These deterrents could adversely affect the price of RAI common stock and make it very difficult to remove or replace members of the board of directors or management of RAI without cooperation of B&W.

RAI shareholders may be adversely affected by the expiration of the standstill and transfer restrictions in the governance agreement, which would enable B&W to, among other things, transfer all or a significant percentage of its RAI shares to a third party, seek additional representation on the RAI board of directors, replace existing RAI directors, solicit proxies or otherwise acquire effective control of RAI.

The standstill provisions contained in the governance agreement generally restrict B&W from acquiring additional shares of RAI common stock and taking other specified actions as a shareholder of RAI. These restrictions generally will expire upon the earlier of ten years from the date of the B&W business combination and the date on which a significant transaction, as defined in the governance agreement, is consummated or occurs.

Subject to the terms of the RAI shareholder rights plan, B&W will be free after expiration of the standstill period to increase its ownership interest in RAI to more than 50% and may use this controlling vote to elect any number of or all the members of RAI’s board of directors.

In addition, if the transfer restrictions in the governance agreement are terminated, subject to the terms of the RAI shareholder rights plan, there will be no contractual restrictions on B&W’s ability to sell or transfer its shares of RAI common stock on the open market, in privately negotiated transactions or otherwise. These sales or transfers could create a substantial decline in the price of shares of RAI common stock or, if these sales or transfers were made to a single buyer or group of buyers that own RAI shares, could result in a third party acquiring effective control of RAI.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The executive offices of RAI, RJR Tobacco and GPI are located in Winston-Salem, North Carolina, and are owned by RJR Tobacco and the executive offices of the Conwood companies are located in Memphis, Tennessee. All of the RAI operating subsidiaries’ facilities are owned. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and the Conwood companies’ primary manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. Santa Fe’s primary manufacturing facility is located in Oxford, North Carolina, and Lane’s manufacturing facility is located in Tucker, Georgia. GPI’s manufacturing facility is located in Puerto Rico.

RJR Tobacco’s and the Conwood companies’ facilities are pledged as security for RJR Tobacco’s and the Conwood companies’ obligations as guarantors under RAI’s credit facilities and RAI’s $4.3 billion guaranteed, secured notes. For further information related to pledged security, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition” in Item 7, and notes 11 and 12 to consolidated financial statements in Item 8.

Item 3.	Legal Proceedings

See Item 8, note 14 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Ivey.  Ms. Ivey, 49, has been President and Chief Executive Officer of RAI since January 2004, and was elected the Chairman of the Board of RAI effective January 1, 2006, and, since July 2004, has been Chairman of the Board of RJR Tobacco. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. She served as President and Chief Executive Officer of B&W from 2001 to 2004. Ms. Ivey also served as a director of B&W from 2000 to 2004 and Chairman of the Board of B&W from January 2003 to 2004. Ms. Ivey commenced serving on the Board of RAI as of January 2004. She also is a member of the boards of directors of the Forsyth County United Way and the Winston-Salem YWCA, and a member of the boards of trustees of the University of Florida Foundation and Wake Forest University.

Thomas R. Adams.  Mr. Adams, 57, was named Executive Vice President and Chief Financial Officer of RAI in January 2008, after having served as Senior Vice President and Chief Accounting Officer of RAI since March 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Technology Concepts & Design, Inc., an affiliate of RJR, Allegacy Federal Credit Union and the Old Hickory Council of the Boy Scouts of America and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell.  Ms. Caldwell, 47, was named Senior Vice President — Human Resources of RAI in November 2006, after having served as Vice President — Human Resources of RAI since September 2004. She also was named as Senior Vice President — Human Resources of RJR Tobacco in July 2007, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the board of trustees of the Winston-Salem State University.

Daniel (Daan) M. Delen.  Mr. Delen, 42, joined RJR Tobacco as President and Chief Executive Officer in January 2007. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006 and Senior Vice President of Marketing and Sales for B&W from 2001 to July 2004. He held various other positions with BAT after joining BAT in 1989.

Jeffrey A. Eckmann.  Mr. Eckmann, 55, has been RAI Group President since October 2006. He plans to retire from this position on April 1, 2008, and after a one-month transition period, he will retire from RAI on May 1, 2008. Mr. Eckmann served as an Executive Vice President of both RAI and RJR Tobacco, responsible for, among other things, strategy and business development, from May 2005 until October 2006, for RAI, and November 2006, for RJR Tobacco. He joined RAI in July 2004 as Executive Vice President — Strategy, Planning and Integration. Mr. Eckmann served as Senior Vice President and Chief Financial Officer of B&W from 2001 to July 2004. He held a number of management positions in finance with B&W and BATUS Inc., the former U.S. holding company of B&W from 1991 to 2001. He serves on the board of directors of Soteria Imaging Services and is Non-Executive Chairman of LRSPPP, Inc.

Daniel A. Fawley.  Mr. Fawley, 50, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004. He was previously Vice President and Assistant Treasurer of RJR from 1999 until July 2004 and of RAI from July until September 2004.

McDara P. Folan, III.  Mr. Folan, 49, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004. Mr. Folan served as Vice President, Deputy General Counsel and Secretary of RJR from June 1999 to July 2004, and has been Senior Vice President and Secretary and Director of RJR since July 2004. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. Mr. Folan serves on the board of directors of the Piedmont Triad Chapter of the Juvenile Diabetes Research Foundation, the advisory board for Brenner Children’s Hospital and the board of advisors of Salem College and Academy and is Chairman of the board of trustees of the Arts Council of Winston-Salem and Forsyth County.

Jeffrey S Gentry.  Dr. Gentry, 50, was promoted to RAI Group Executive Vice President effective April 1, 2008, upon the retirement of Mr. Eckmann. He served as Executive Vice President — Research and Development of RJR Tobacco since December 2004, after serving as Vice President — Product Development since 2000. Dr. Gentry joined RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Ann Johnston.  Ms. Johnston, 54, has been Executive Vice President — Human Resources of RAI since July 2007, and previously from July 2004 to November 2006, and Executive Vice President — Human Resources of RJR Tobacco since January 2002. Ms. Johnston also served as Executive Vice President — Human Resources of RJR from January 2002 to July 2004. Ms. Johnston serves as Chairman of the board of directors of Allegacy Federal Credit Union, is a member of the HR advisory board for the Moore School of Business at the University of South Carolina and serves on the board of visitors for the Babcock Graduate School of Management at Wake Forest University. Ms. Johnston also serves on the boards of directors of the Winston-Salem Symphony, the Winston-Salem Industries for the Blind, the Winston-Salem YWCA and the Deacon Club of Wake Forest University.

E. Julia (Judy) Lambeth.  Ms. Lambeth, 56, joined RAI as Executive Vice President — Corporate Affairs, General Counsel and Assistant Secretary in September 2006. Prior to joining RAI, Ms. Lambeth served as Corporate Secretary and Deputy General Counsel, Corporate Services for ConocoPhillips from 2002 to 2006. Ms. Lambeth is a member of the Wake Forest Law School Board of Visitors.

Tommy J. Payne.  Mr. Payne, 50, has been Executive Vice President — Public Affairs of RAI, after having been Executive Vice President — External Relations of RAI from July 2004 to November 2006 and RJR Tobacco from September 1999 to November 2006. Mr. Payne served as Executive Vice President — External Relations at RJR from July 1999 to July 2004. He held various positions after joining RJR in 1988. Mr. Payne serves on the board of directors and executive committee of the North Carolina Chamber and the board of directors of the Tobacco Manufacturers Association.

Frederick W. Smothers.  Mr. Smothers, 44, was named Senior Vice President and Chief Accounting Officer of RAI in January 2008 after having served as Vice President and Corporate Controller of RAI from October to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until

2007, serving as CEO of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. From 1986 until 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

E. Kenan Whitehurst.  Mr. Whitehurst, 51, has been Senior Vice President — Strategy and Business Development of RAI since November 2006. He was previously Vice President — Investor Relations of RAI from July 2004 until November 2006. From January 2001 to July 2004, Mr. Whitehurst served as Vice President — Corporate Business Development for RJR Tobacco, after serving as its Vice President — Marketing from 2000 to 2001. Prior to 2000, he held various positions with RJR Tobacco after joining RJR Tobacco in 1988.

The chief executive officers of RAI’s other principal operating companies are set forth below:

Nicholas Bumbacco.  Mr. Bumbacco, 43, was named President of GPI in September 2007. Mr. Bumbacco served as Vice President — Strategy Development for RJR Tobacco from January 2007 until September 2007. Prior to that time, he served as President and Chief Executive Officer of Lane from October 2005 until January 2007 after being promoted from Vice President — Trade Marketing of Lane. Prior to October 2005, he held various positions with B&W since joining B&W in 1999.

William M. Rosson.  Mr. Rosson, 59, has been President and Chief Executive Officer of Conwood Company, LLC and Conwood Sales Co., LLC since January 2005. From 2001 until January 2005, Mr. Rosson served as Vice President of Administration of Conwood Company, LLC. Prior to 2001, Mr. Rosson held a number of positions at the Conwood companies since joining them in 1975.

Richard M. Sanders.  Mr. Sanders, 54, was named President and Chief Executive Officer of Santa Fe in connection with RJR’s acquisition of Santa Fe in January 2002. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a former division of RJR Tobacco. He is Chairman of the board of directors of the Santa Fe Natural Tobacco Company Foundation, Vice-Chair of the board of directors of Santa Fe Economic Development, Inc., Chair of Santa Fe Future and board member of Minnesota Resources.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI’s common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On February 15, 2008, there were approximately 18,600 holders of record of RAI’s common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI’s common stock on February 15, 2008, was $64.29 per share.

The cash dividends declared, and high and low sales prices per share for RAI’s common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows(1):

			Cash
			Dividends
	Price Per Share		Declared per
	High	Low	Share

2007:
First Quarter	$66.19	$58.55	$0.750
Second Quarter	67.60	60.15	0.750
Third Quarter	67.02	60.34	0.850
Fourth Quarter	71.72	60.68	0.850
2006:
First Quarter	$54.97	$47.48	$0.625
Second Quarter	58.06	51.82	0.625
Third Quarter	66.26	56.78	0.750
Fourth Quarter	67.09	60.87	0.750

(1)	All per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split.

On February 5, 2008, the board of directors of RAI declared a quarterly cash dividend of $0.85, or $3.40 on an annualized basis, per common share. The dividends will be paid on April 1, 2008, to shareholders of record as of March 10, 2008.

The dividends reflect the stated policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP. On February 6, 2007, the board of directors of RAI authorized the repurchase by RAI of up to $75 million of its outstanding shares of common stock to offset dilution from restricted stock grants under employee incentive programs and the exercise of previously granted options. During 2007, RAI repurchased and cancelled 991,956 shares of its common stock for a total of $60 million.

On February 5, 2008, the board of directors of RAI authorized the repurchase by RAI of up to $30 million of its outstanding shares of common stock to offset dilution from restricted stock grants under employee incentive programs and the exercise of previously granted options.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2007:

			Total Number of	Approximate Dollar
			Shares purchased	Value that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid Per Share	or Programs	or Programs

October 1, 2007 to October 31, 2007	511	$63.78	—	$15
November 1, 2007 to November 30, 2007	—	—	—	$15
December 1, 2007 to December 31, 2007	1,546	66.43	—	$15

Fourth Quarter Total	2,057	$65.77	—	$15

For equity compensation plan information, see Item 8, note 16 to consolidated financial statements.

In May 2007, the shareholders of RAI approved an amendment to RAI’s amended and restated articles of incorporation increasing the number of authorized shares of RAI’s common stock, par value $.0001 per share, from 400 million to 800 million. This increase maintains the ratio of authorized but unissued shares of common stock to shares outstanding at approximately the same ratio as existed prior to the two-for-one split in 2006.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on July 30, 2004, and ended on December 31, 2007, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN(1)
Among Reynolds American Inc. Common Stock, the S&P 500 Index
and the S&P Tobacco Index

	7/30/04(1)	12/31/04	12/31/05	12/31/06	12/31/07
Reynolds American Inc.	100.00	108.49	138.18	198.80	210.52
S&P 500 Index	100.00	110.86	116.31	134.68	142.08
S&P Tobacco Index	100.00	129.88	162.60	198.64	238.07

(1)	Assumes that $100 was invested in RAI common stock on August 2, 2004 (the first day of trading of RAI common stock), or in each index on July 30, 2004, and that in each case all dividends were reinvested.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003, are derived from audited consolidated financial statements not presented or incorporated by reference. The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI from July 30, 2004 through December 31, 2007, including the acquired operations of B&W and Lane subsequent to July 30, 2004, and the Conwood companies subsequent to May 31, 2006. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:
Net sales(1)	$9,023	$8,510	$8,256	$6,437	$5,267
Income (loss) from continuing operations before extraordinary item	1,307	1,136	985	627	(3,689)
Income from discontinued operations	—	—	2	12	122
Extraordinary item — gain on acquisition	1	74	55	49	121
Net income (loss)	1,308	1,210	1,042	688	(3,446)
Per Share Data(2):
Basic income (loss) from continuing operations	4.44	3.85	3.34	2.83	(22.04)
Diluted income (loss) from continuing operations	4.43	3.85	3.34	2.81	(22.04)
Basic income from discontinued operations	—	—	0.01	0.06	0.73
Diluted income from discontinued operations	—	—	0.01	0.06	0.73
Basic income from extraordinary item	—	0.25	0.18	0.22	0.72
Diluted income from extraordinary item	—	0.25	0.18	0.22	0.72
Basic net income (loss)	4.44	4.10	3.53	3.11	(20.59)
Diluted net income (loss)	4.43	4.10	3.53	3.09	(20.59)
Basic weighted average shares, in thousands	294,385	295,033	294,790	221,556	167,394
Diluted average shares, in thousands	294,889	295,384	295,172	222,873	167,394
Cash dividends declared per share of common stock	$3.20	$2.75	$2.10	$1.90	$1.90
Balance Sheet Data (at end of periods):
Total assets	18,629	18,178	14,519	14,428	9,677
Long-term debt (less current maturities)	4,515	4,389	1,558	1,595	1,671
Shareholders’ equity	7,466	7,043	6,553	6,176	3,057
Cash Flow Data:
Net cash from operating activities	1,331	1,457	1,273	736	581
Net cash from (used in) investing activities	763	(3,531)	(989)	260	641
Net cash (used in) from financing activities	(1,312)	2,174	(450)	(467)	(1,122)
Other Data:
Ratio of earnings to fixed charges(3)	7.0	7.4	12.2	9.5	—
Deficiency in the coverage of fixed charges by earnings before fixed charges(3)	$—	$—	$—	$—	$(3,913)

(1)	Net sales and cost of products sold exclude excise taxes of $2,026 million, $2,124 million, $2,175 million, $1,850 million and $1,572 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	All share and per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split.

(3)	Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2007 compared with 2006, and 2006 compared with 2005. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco and Conwood. RJR Tobacco consists of the primary operations of R.J. Reynolds Tobacco Company. Conwood consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are currently five of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2007, the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands were transferred from Lane to RJR Tobacco. On January 1, 2008, the management of RJR Tobacco’s super premium brands, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe. Also on January 1, 2008, the contract manufacturing business of GPI transferred to RJR Tobacco.

RAI’s other reportable operating segment, Conwood is the second largest smokeless tobacco products manufacturer in the United States. RAI acquired the Conwood companies on May 31, 2006. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States, and LEVI GARRETT, a loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products, which currently hold the first or second position in market share in each category. On January 1, 2007, as a result of combining certain operations of Lane with the Conwood companies, Conwood began distributing a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco. The remaining operations of Lane also are included in the Conwood segment.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. In addition, GPI sells a limited portfolio of American-blend cigarette brands in Italy, France and Spain. On January 1, 2007, GPI began managing the international businesses of Conwood and Santa Fe.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand has declined since 1981 and is expected to continue to decline. Trade inventory adjustments may result in short-term changes in demand for RJR Tobacco’s products when wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. RJR Tobacco believes it is not appropriate for it to speculate on other external factors that may impact the purchasing decisions of the wholesale and retail tobacco distributors.

At the beginning of 2007, RJR Tobacco refined its brand portfolio strategy and modified its then existing brand categories to growth, support and non-support categories. The growth brands consist of two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term market share and profit growth, CAMEL and KOOL will continue to receive the most significant levels of investment support. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The remaining non-support brands are managed to maximize near-term profitability. RJR Tobacco expects this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand style. Most recently, competition among the major manufacturers has broadened to include a new smokeless, spitless category, known as snus. Snus is pasteurized tobacco that is currently sold in a small pouch that provides discreet and convenient tobacco consumption. Other cigarette manufacturers and smokeless tobacco manufacturers also are testing products in this new category. RJR Tobacco is expanding snus into additional markets in the first half of 2008.

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods include list price changes, discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.”

Conwood

Conwood offers a range of differentiated smokeless and other tobacco products to adult consumers. Conwood has offerings in the following smokeless tobacco markets: moist snuff, loose leaf, dry snuff, plug and twist tobacco. The moist snuff category is divided into premium and price-value brands. The moist snuff category has become increasingly sophisticated in recent years and has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew 7% in 2007 and have grown at an average rate of approximately 5% per year over the last four years, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.

Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 60% of Conwood’s revenue in 2007 and 2006. Conwood’s key brands include KODIAK in the premium brand category and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 26.0% in 2007 and 25.1% in 2006 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Although moist snuff volume grew 7% in 2007, Conwood’s moist snuff volume grew 11% in 2007, attributable to its innovation, product development and brand building. GRIZZLY brand moist snuff had a 21.1% market share in 2007, up from 19.4% market share in 2006.

Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Recently, a cigarette manufacturer began testing moist snuff products.

In January 2007, certain operations of Lane were combined with the Conwood companies and Conwood began distributing a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars and BUGLER roll-your- own tobacco. The remaining operations of Lane also are included in the Conwood segment.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States, referred to as GAAP, require estimates and assumptions to be made that affect the reported amounts in RAI’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial position and results of operations of RAI and its subsidiaries. For information related to these and other significant accounting policies, see Item 8, note 1 to consolidated financial statements.

Litigation

RAI discloses information concerning litigation for which an unfavorable outcome is more than remote. RAI and its subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. RAI and its subsidiaries will record any loss related to litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

As discussed in Item 8, note 14 to consolidated financial statements, RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of February 8, 2008, RJR Tobacco had paid approximately $41 million since January 1, 2005, related to unfavorable judgments, including pre-acquisition contingencies related to the B&W business combination. As discussed in more detail in Item 8, note 14 to consolidated financial statements, in 2007, RJR Tobacco accrued $6 million related to unfavorable judgments in two individual plaintiff’s cases tried in conjunction with the Engle v. R. J. Reynolds Tobacco Co. case. This amount is included in selling, general and administrative expenses in the RAI consolidated statement of income for the year ended December 31, 2007.

Subject to the foregoing paragraph, RAI and its subsidiaries believe, however, that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Except for the unfavorable judgments described in the preceding paragraph, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. In addition to the $6 million accrual discussed above, which was paid on February 8, 2008, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, the Conwood companies or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, financial position or cash flows of RAI or its subsidiaries.

Settlement Agreements

RJR Tobacco, Santa Fe and Lane are participants in the Master Settlement Agreement, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — MSA” and “— MSA — Enforcement and Validity” in Item 8, note 14 to consolidated financial statements.

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles and are accounted for under Statement of Financial Accounting Standards, referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair values of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangibles could be impaired in future periods. See Item 8, note 3 to consolidated financial statements for a discussion of the impairment charges in connection with RAI’s ongoing application of SFAS No. 142.

Short-Term Investments

RAI holds short-term investments in auction rate notes, mortgage-backed securities, federal agency securities and treasury bills and notes. During 2007, adverse changes in financial markets caused certain auction rate notes and mortgage-backed securities to revalue lower than carrying value and become less liquid. Beginning in the third quarter of 2007, the auction rate notes failed to auction due to sell orders exceeding buy orders. The fair values of the auction rate notes and the mortgage-backed securities were determined using pricing, projected future cash flows and credit ratings actions or valuation models that assessed the credit quality of the underlying collateral.

The funds associated with these auction rate notes and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate notes and mortgage-backed securities for a period of time sufficient to allow for the anticipated recovery in fair value. These investments will be evaluated on a quarterly basis. RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. RAI considers those investments to be temporarily impaired as of December 31, 2007, with the unrealized loss included in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2007. Such unrealized loss did not reduce net income for the year ended December 31, 2007.

Pension and Postretirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004. For additional information relating to pension and postretirement benefits, see Item 8, note 17 to consolidated financial statements.

Pension and postretirement expenses and reporting are determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual expense and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually based on historic experience and expected future trends or coincidentally with a major event and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

The minimum amortization of unrecognized gains or losses, as described in SFAS No. 106, is also included in the postretirement benefit expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement liabilities have decreased as a result of the increase in the discount rate. These changes have resulted in a reduction in charges to comprehensive loss. These changes are expected to result in a reduction in pension and postretirement expense in future years. The Pension Protection Act may require additional cash funding of the pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have had the following effects:

	1-Percentage Point
	Increase		1-Percentage Point Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2007 net periodic benefit cost	$(22)	$(4)	$11	$3
Effect on December 31, 2007, projected benefit obligation and accumulated postretirement benefit obligation	(512)	(136)	572	150

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2007 net periodic benefit cost	$(50)	$(3)	$50	$3

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

RAI determines its annual effective income tax rate based on forecasted pre-tax book income and forecasted permanent book and tax differences. The rate is established at the beginning of the year and is evaluated on a quarterly basis. Any changes to the forecasted information may cause the effective rate to be adjusted. Additional tax, interest and penalties associated with uncertain tax positions are recognized in tax expense on a quarterly basis.

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

Recently Issued Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for RAI as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” referred to as FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 157-2 is effective for RAI as of January 1, 2009. The adoption of SFAS 157 on financial assets and liabilities will not have a material impact on RAI’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. RAI does not expect to elect to measure any eligible financial instruments at fair value upon adoption of SFAS No. 159 on January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 160 is an amendment to ARB No. 51 “Consolidated Financial Statements” and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for RAI as of January 1, 2009. RAI has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and provides requirements related to an acquiring entity’s recognition and measurement of all assets acquired and liabilities assumed, including any contingent consideration, pre-acquisition contingencies and noncontrolling interests, as well as treatment of acquisition-related transaction and restructuring costs. SFAS No. 141(R) also requires enhanced disclosures regarding the nature and financial effects of the business combination. SFAS No. 141(R) is effective for RAI for business combinations completed on or after January 1, 2009, and its impact will be dependent on its acquisitions, if any, made after that date.

Results of Operations

2007 Compared with 2006

	For the Twelve Months Ended December 31,
	2007	2006	% Change

Net sales:(1)
RJR Tobacco	$7,918	$7,708	2.7%
Conwood	670	409	NM (3)
All other	435	393	10.7%

Net sales	9,023	8,510	6.0%
Cost of products sold(1),(2)	4,960	4,803	3.3%
Selling, general and administrative expenses	1,687	1,658	1.7%
Amortization expense	23	28	(17.9)%
Restructuring and asset impairment charges	—	1	NM (3)
Goodwill and trademark impairment charges	65	90	(27.8)%
Operating income:
RJR Tobacco	1,934	1,693	14.2%
Conwood	312	181	NM (3)
All other	148	154	(3.9)%
Corporate expense	(106)	(98)	8.2%

	$2,288	$1,930	18.5%

(1)	Excludes excise taxes of:

	2007	2006

RJR Tobacco	$1,850	$1,971
Conwood	18	13
All other	158	140

	$2,026	$2,124

(2)	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change is not meaningful.

RJR Tobacco

Net Sales

RJR Tobacco’s net sales for the year ended 2007 increased $210 million from the comparable prior year, primarily due to higher pricing coupled with lower discounting, partially offset by the impact of total volume decrease of $479 million. RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.

Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
	2007	2006	% Change

Growth brands:
CAMEL excluding non-filter	24.2	23.5	3.1%
KOOL	11.1	11.7	(5.3)%
PALL MALL	7.1	6.4	10.3%

	42.4	41.6	1.9%
Support brands	40.9	44.1	(7.2)%
Non-support brands	14.4	18.3	(20.9)%

Total domestic	97.8	104.0	(6.0)%

Total premium	61.0	64.0	(4.7)%
Total value	36.7	40.0	(8.1)%
Premium/Total mix	62.4%	61.6%
Industry(2):
Premium	259.9	270.4	(3.9)%
Value	97.3	105.6	(7.9)%

Total domestic	357.2	376.0	(5.0)%

Premium/Total mix	72.8%	71.9%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(2)	Based on information from MSAi. Prior year amounts have been restated to reflect current methodology.

RJR Tobacco’s total domestic shipment volume decreased 6.0% in 2007 compared with the prior year, reflecting both a decline in total cigarette consumption and a decline in market share.

RJR Tobacco’s premium shipments as a percentage of total shipments increased during 2007 compared with the prior year, driven by CAMEL. CAMEL continues to provide innovation with CAMEL No. 9 and CAMEL Signature Blends, which were introduced during the first half of 2007, and the expansion to national distribution of two new CAMEL No. 9 styles in the third quarter of 2007. CAMEL’s menthol styles have increased in popularity in 2007 as well. Another innovation, CAMEL Snus, continues to pioneer the development of a new category of smokeless, spitless tobacco products. RJR Tobacco has expanded its initial CAMEL Snus two-market test into six additional markets and is expanding into additional markets in the first half of 2008.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI, were as follows:

	For the Twelve Months Ended December 31,(2)
			Share Point
	2007	2006	Change

Growth brands:
CAMEL excluding non-filter	7.8%	7.4%	0.4
KOOL	3.1%	3.1%	—
PALL MALL	2.1%	1.9%	0.3

Total growth brands	13.0%	12.4%	0.6
Support brands	11.6%	12.1%	(0.5)
Non-support brands	4.4%	5.3%	(0.8)

Total domestic	29.0%	29.8%	(0.7)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

The retail share of market of CAMEL’s filtered styles increased 0.4 share points in 2007 from 2006. CAMEL continues to focus on brand innovation. In the first half of 2007, CAMEL introduced CAMEL Signature Blends, a collaborative effort with adult smokers. Also in the first half of 2007, CAMEL introduced CAMEL No. 9 in regular and menthol styles designed to appeal to adult female smokers. CAMEL No. 9, 100mm styles, were introduced during the third quarter of 2007. KOOL’s market share in 2007 was stable compared with 2006 despite intense competition in the menthol market and above-average price increases. KOOL has been providing innovative products such as KOOL XL, the smoother and wider cigarette introduced in late 2006 and, most recently, a milder style, KOOL XL Blue. Both KOOL XL and KOOL XL Blue were expanded to national distribution during 2007. PALL MALL’s market share continues to grow, gaining 0.3 share points in 2007 over 2006. PALL MALL offers a longer-lasting cigarette with a premium heritage at a less-than-premium price. During 2007, PALL MALL ultra lights were introduced in a bright, distinctive packaging design.

The combined share of market of RJR Tobacco’s growth brands during 2007 showed improvement over the prior year. However, as expected, the decline in share of support and non-support brands more than offset the gains on the growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended 2007 increased $241 million to $1,934 million, or 24.4% of net sales, from $1,693 million, or 22.0% of net sales for the year ended 2006. Improvements in pricing, product mix, productivity and pension expense were partially offset by increased MSA settlement payments and volume declines during 2007.

In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2007, impairment of $33 million occurred on RJR Tobacco’s non-growth brand, WINSTON. The impairment primarily reflects lower projected net sales compared with that assumed in the 2006 annual impairment test. The impairment charge was based on the excess of the brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.

RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2007	2006

Settlements	$2,796	$2,589

Federal tobacco quota buyout	247	258
Federal quota tobacco stock liquidation assessment	—	(9)

Total quota buyout expense	$247	$249

MSA settlement expenses are expected to be approximately $2.8 billion in 2008, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million to $260 million in 2008. For additional information, see “Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in Item 8, note 14 to consolidated financial statements and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the year ended December 31, 2007 and 2006, RJR Tobacco’s product liability defense costs were $88 million and $105 million, respectively. An improved litigation environment and efficient and effective management of cost contributed to the decline in product liability cost in 2007.

“Product liability” cases generally include the following types of smoking and health related cases:

•	Individual Smoking and Health;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Claims.

“Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research — U.S.A.

Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 14 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry — Scheduled Trials” in Item 8, note 14 for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2008.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal, and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases, and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and increased individual case filings in Florida due to the Engle decision. See “Litigation Affecting the Cigarette Industry — Engle Progeny Cases” and “Litigation Affecting the Cigarette Industry — Class Action Suits — Engle Case” in Item 8, note 14 to consolidated financial statements for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, financial position or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

Conwood

Net Sales

Conwood’s net sales for the year ended December 31, 2007 were $670 million compared with $409 million for the year ended December 31, 2006. The acquisition of the Conwood companies occurred on May 31, 2006, and consequently, the RAI consolidated statements of income include only the results of operations of the Conwood companies subsequent to May 31, 2006. Additionally, prior year comparative results of Lane operations that were transferred to Conwood on January 1, 2007, have been reclassified.

The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The shipment volume, in millions of cans, for Conwood was as follows:

	For the Twelve Months Ended December 31,(1)
	2007	2006	% Change

Premium:
KODIAK	53.2	56.7	(6.2)%
Other	3.2	3.5	(8.6)%

	56.4	60.2	(6.3)%
Price-value:
GRIZZLY	237.0	202.1	17.3%
Other	2.2	3.1	(29.0)%

	239.2	205.2	16.6%

Total moist snuff	295.6	265.4	11.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data1 processed by MSAi, were as follows:

	For the Twelve Months Ended December 31,(2)
			Share
	2007	2006	Point Change

Premium:
KODIAK	4.5%	5.1%	(0.6)
Other	0.2%	0.3%	(0.1)

	4.7%	5.4%	(0.7)
Price-value:
GRIZZLY	21.1%	19.4%	1.7
Other	0.2%	0.3%	(0.1)

	21.3%	19.7%	1.6

Total moist snuff	26.0%	25.1%	0.9

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

GRIZZLY, Conwood’s leading price-value moist snuff brand, had a market share of 21.1% of moist snuff shipments for 2007, an increase of 1.7 points from the prior year. Conwood completed its national roll-out of GRIZZLY Long-Cut Natural in the second quarter of 2007 and began testing two new GRIZZLY styles, GRIZZLY Pouches and GRIZZLY Snuff, to build on the brand’s momentum. GRIZZLY Pouches are moist snuff in a fleece pouch, and GRIZZLY Snuff is a traditional moist snuff style with an ultra-fine cut. The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, was adversely impacted compared with the prior year due to competitive discounting and promotions.

Operating Income

Conwood’s operating income for the year ended December 31, 2007, increased to $312 million, or 46.5% of net sales, from $181 million, or 44.4% of net sales, for the year ended December 31, 2006. A full year of the Conwood companies’ activities is the primary driver of the year over year increase. In addition, Conwood also benefited from higher volume and higher prices in 2007.

In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2007, impairment occurred on five of Conwood’s non-investment brands. The impairment primarily reflects a shift in the level of support among loose leaf product brands and for little cigar brands. In 2007, Conwood recorded impairment charges of $32 million based on the excess of certain brands’ carrying values over their fair values, using the present value of estimated future cash flows assuming a discount rate of 10.5%.

All Other

All Other sales in 2007 were favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. Operating income was unfavorably impacted by an increase in corporate expenses as well as an increase in selling expenses associated with an increase in Santa Fe’s sales force.

RAI Consolidated

Interest and debt expense was $338 million for the year ended December 31, 2007, an increase of $68 million over the comparable prior year. This increase was primarily due to a full year of interest on the debt incurred by RAI to fund the acquisition of the Conwood companies in May 2006.

Other expense (income) net was expense of $11 million for the year ended December 31, 2007. Year-to-date foreign exchange gains and equity income were more than offset by the expensing of unamortized debt fees associated with the term loan that RAI pre-paid in full in June 2007 and the loss on the sale of investment securities. For the year ended December 31, 2006, other income was $13 million consisting primarily of foreign exchange gain and equity income.

Provision for income taxes was $766 million, or an effective rate of 37.0%, for the year ended December 31, 2007, compared with $673 million, or 37.2%, for the year ended December 31, 2006. The 2007 provision was favorably impacted by a decrease in nondeductible items and an increase in the Qualified Production Activity Income deduction. The 2006 provision was adversely impacted by nondeductible items, including certain expenditures related to ballot initiatives, offset by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $17 million.

RAI expects its effective tax rate to be approximately 38% in 2008.

Extraordinary item included a gain of $1 million for the year ended December 31, 2007, and $74 million for the year ended December 31, 2006, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.

2006 Compared with 2005

	For the Twelve Months Ended December 31,
	2006	2005	% Change

Net sales:(1)
RJR Tobacco	$7,708	$7,723	(0.2)%
Conwood(2)	409	152	NM (4)
All other	393	381	(3.1)%

Net sales	8,510	8,256	3.1%
Cost of products sold(1),(3)	4,803	4,919	(2.4)%
Selling, general and administrative expenses	1,658	1,611	2.9%
Amortization expense	28	41	(31.7)%
Loss on sale of assets	—	24	NM (4)
Restructuring and asset impairment charges	1	2	(50.0)%
Goodwill and trademark impairment charges	90	200	(55.0)%

Operating income:
RJR Tobacco	1,693	1,399	21.0%
Conwood(2)	181	18	NM (4)
All other	154	110	40.0%
Corporate expense	(98)	(68)	(44.1)%

	$1,930	$1,459	32.3%

(1)	Excludes excise taxes of:

	2006	2005

RJR Tobacco	$1,971	$2,045
Conwood	13	12
All other	140	118

	$2,124	$2,175

(2)	In addition to the results of operations of Lane, Conwood’s net sales and operating income include results of operations of the Conwood companies for the months of June through December 2006.

(3)	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

(4)	Percent change is not meaningful.

RJR Tobacco

Net Sales

RJR Tobacco’s net sales for the year ended 2006 decreased $15 million from the comparable prior year, primarily due to lower volumes of $268 million, offset in part by higher pricing resulting from a January 2006 price increase.

Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
	2006	2005	% Change

Growth brands:
CAMEL excluding non-filter	23.5	22.0	6.5%
KOOL	11.7	11.8	(0.4)%
PALL MALL Savings	6.4	5.8	10.5%

	41.6	39.6	5.1%
Support brands	44.1	46.6	(5.5)%
Non-support brands	18.3	21.1	(13.3)%

Total domestic	104.0	107.4	(3.2)%

Total premium	64.0	64.8	(1.2)%
Total value	40.0	42.6	(6.1)%
Industry(2)
Premium	270.4	271.4	(0.4)%
Value	105.6	110.4	(4.3)%

Industry total domestic	376.0	381.7	(1.5)%

Premium/Total mix	61.5%	60.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(2)	Based on information from MSAi. These amounts, including the restatement of prior periods, reflect MSAi’s revised methodology adopted to better estimate industry volume.

RJR Tobacco’s total domestic shipment volume decreased 3.2% in 2006 compared with 2005 due to declines in consumption, or retail sales to consumers, and one less shipping day. The overall cigarette industry decline was 1.5%.

The industry’s premium shipments increased to 71.9% in 2006 from 71.1% in 2005.

The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from IRI, were as follows:

	For the Twelve Months Ended December 31,(2),(3)
			Share Point
	2006	2005	Change

Growth brands:
CAMEL excluding non-filter	7.4%	6.7%	0.7
KOOL	3.1%	3.0%	0.1
PALL MALL Savings	1.9%	1.6%	0.3

	12.4%	11.3%	1.1
Support brands	12.1%	12.8%	(0.7)
Non-support brands	5.3%	6.1%	(0.9)
RJR Tobacco total domestic	29.8%	30.3%	(0.5)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	These amounts, including the restatement of prior periods, reflect IRI’s revised methodology adopted to better reflect industry dynamics.

(3)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

In 2006 retail share of market of CAMEL’s filtered styles increased 0.7 share points from 2005. In the first quarter of 2006, CAMEL introduced new CAMEL Wides packaging and initiated efforts to enhance the performance of the brand’s menthol styles, including new packaging and introducing the CAMEL Wides Menthol style. Also in 2006, CAMEL introduced CAMEL Snus, a smokeless, spitless tobacco product, in test markets.

KOOL continues to maintain its appeal among adult menthol smokers and had an increase in its retail share of market of 0.1 share points in 2006. In the fourth quarter of 2006, KOOL introduced KOOL XL, a wide-gauge cigarette style, which provides another tangible point of difference from competing brands.

PALL MALL increased its share of market by 0.3 share points in 2006 and continues to demonstrate its strength in the value category based on its unique product platform of being a longer-lasting cigarette.

The combined share of market of RJR Tobacco’s growth brands grew 1.1 share points during 2006. However, the decline in share of support and non-support brands more than offset the gains on the growth brands.

RJR Tobacco’s premium share position of 18.8% in 2006 increased 0.3 share points from 2005 due to the increase of its growth brands. RJR Tobacco’s value share position of 11.0% of the market in 2006 declined 0.8 share points from 2005.

Operating Income

RJR Tobacco’s operating income for 2006 increased to $1,626 million from $1,346 million in 2005 primarily due to favorable pricing, and lower trademark impairment charges, offset in part by lower volumes and higher MSA and tobacco quota buyout expenses, detailed below.

In connection with the annual impairment testing of goodwill and certain intangible assets in the fourth quarter of 2006, impairment occurred on four of RJR Tobacco’s non-growth brands, primarily DORAL and SALEM. The impairment primarily reflects modification, during the fourth quarter of 2006, to the previously anticipated level of support among certain brands, and also results from increased decline rate in projected net sales of certain brands, compared with that assumed in the 2005 annual impairment test, which resulted in $198 million of trademark impairment charges. In 2006, RJR Tobacco recorded impairment charges of $90 million based on the excess of certain brands’ carrying values over their fair values using the present value of estimated future cash flows assuming a discount rate of 10.75%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

RJR Tobacco’s operating income also was impacted by lower amortization expense of $13 million for the comparable periods, primarily due to certain acquired consumer-related intangibles being fully amortized prior to 2006.

RJR Tobacco’s cost of products sold includes the following components for MSA settlements, and federal tobacco buyout expenses for the years ended December 31:

	2006	2005

Settlement	$2,589	$2,618
Phase II growers’ liability offset	—	(79)
Phase II growers’ liability expense	—	38

Total settlement expense	$2,589	$2,577

Federal tobacco quota buyout	$258	$259
Federal quota tobacco stock liquidation assessment	(9)	79

Total quota buyout expense	$249	$338

For additional information, see “Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in Item 8, note 14 to consolidated financial statements and “— Governmental Activity” below.

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

Conwood

The acquisition of the Conwood companies occurred on May 31, 2006, and consequently, the RAI consolidated statement of income includes only the results of operations of the Conwood companies for June through December 2006 and those of Lane reclassified into the Conwood segment. Conwood’s net sales are dependent upon premium versus price-value brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. Conwood’s operating income of $181 million in 2006 includes $12 million of integration costs.

The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The Conwood shares of the moist snuff category as a percentage of total share of U.S. retail moist snuff sales, according to distributor reported data1 processed by MSAi, were as follows:

	For the Twelve Months Ended December 31,(2)
			Share Point
	2006	2005	Change

Moist snuff:
Premium
KODIAK	5.1%	5.8%	(0.7)
Other	0.3%	0.4%	(0.1)

	5.4%	6.2%	(0.8)
Price-value
GRIZZLY	19.4%	16.0%	3.4
Other	0.3%	0.4%	(0.1)

	19.7%	16.4%	3.3
Total moist snuff	25.1%	22.7%	2.5

(1)	Distributor shipments to retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

GRIZZLY’s growth led Conwood’s share position to 25.1% of the moist snuff market in 2006, an increase of 2.5 share points from 2005. GRIZZLY’s price-value share position was 46.9% of that market in 2006, an increase of 4.2% from 2005. In 2006, Conwood introduced GRIZZLY Long-Cut Natural in 20 states to further enhance GRIZZLY’s growth potential.

Conwood’s total moist snuff shipment volume increased 18.4% in 2006 from 2005, including GRIZZLY’s 29.1% volume growth.

All Other

All Other operating income for 2006 was favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. In addition, 2005 was impacted by the $24 million loss relating to the sale of the packaging operations.

RAI Consolidated

Interest and debt expense was $270 million for the year ended December 31, 2006, an increase of $157 million from 2005. This increase was primarily due to higher debt balances resulting from the debt incurred by RAI to fund the acquisition of the Conwood companies in May 2006.

Interest income was $136 million for the year ended December 31, 2006, an increase of $51 million from 2005. This increase was primarily due to higher interest rates and, to a lesser extent, higher average cash balances.

Other (income) expense, net was $13 million income in 2006 compared with $15 million expense in 2005. The change was primarily due to favorable foreign exchange revaluation of $14 million and increased earnings relating to the joint venture, coupled with the 2005 net costs of $7 million related to the extinguishment of the 2006 notes.

Provision for income taxes was a provision of $673 million, or an effective rate of 37.2%, for the year ended December 31, 2006, compared with a provision of $431 million, or an effective rate of 30.4%, in 2005. The 2006 provision was adversely impacted by state taxes and nondeductible items, including certain expenditures relating to ballot initiatives, offset in part by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $17 million.

The 2005 provision was favorably impacted by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $78 million, offset in part by state taxes and certain nondeductible items.

Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to JTI. During 2005, these transactions included $2 million of after-tax reversals of indemnification accruals. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.

Extraordinary item included a gain of $74 million and $55 million in 2006 and 2005, respectively, related to the 2000 acquisition of RJR’s former parent, NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition was $1.8 billion.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RAI and RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make dividend and other payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders. RAI holds short-term investments in auction rate notes, mortgage-backed securities, federal agency securities and treasury bills and notes. During 2007, adverse changes in the financial markets caused certain auction rate notes and mortgage-backed securities to revalue lower than carrying value and become less liquid. Beginning in the third quarter of 2007, the auction rate notes failed to auction due to sell orders exceeding buy orders. The funds associated with these auction rate notes and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate notes and mortgage-backed securities for a period of time sufficient to allow for the anticipated recovery in fair value. RAI considers those investments to temporarily impaired as of December 31, 2007.

The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, accelerated declines in consumption or adverse impacts from financial markets, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

Contractual obligations as of December 31, 2007 were as follows:

	Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2008	2009-2010	2011-2012	Thereafter

Long-term notes, exclusive of interest(1)	$4,410	$—	$500	$850	$3,060
Interest payments related to long-term notes(1)	2,617	287	546	458	1,326
Operating leases(2)	72	16	27	16	13
Non-qualified pension obligations(3)	72	6	14	14	38
Postretirement benefit obligations(3)	809	79	160	164	406
Qualified pension funding(3)	1	1	—	—	—
Purchase obligations(4)	3,224	714	1,102	760	648
Other noncurrent liabilities(5)	66	N/A	52	3	11
MSA obligations(6)	14,110	2,830	5,580	5,700	—
Gross unrecognized tax benefit(7)	111
Federal tobacco buyout obligations(8)	1,820	260	520	520	520

Total cash obligations	$27,312	$4,193	$8,501	$8,485	$6,022

(1)	For more information about RAI’s long-term notes, see “— Debt” below and Item 8, note 12 to consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 14 to consolidated financial statements for additional information.

(3)	For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 17 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on Pension Benefit Guaranty Corporation requirements, the Pension Protection Act and tax deductibility and is not reasonably estimable beyond one year.

(4)	Purchase obligations include commitments to acquire tobacco leaf, leaf processing, direct materials, media services, capital expenditures and software maintenance.

(5)	Other noncurrent liabilities include primarily restructuring and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, including RJR’s liabilities recorded in 1999 related to certain indemnification claims, for which timing of payments are not estimable. For more information about RJR’s indemnification obligations, see Item 8, note 14 to consolidated financial statements.

(6)	MSA obligation amounts in the aggregate beyond five years are not meaningful as these are obligations into perpetuity. For more information about the MSA, see Item 8, note 14 to consolidated financial statements.

(7)	Gross unrecognized tax benefit of $111 million relates to the adoption of FIN No. 48. For more information, see Item 8, note 10 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and Item 8, note 14 to consolidated financial statements.

Commitments as of December 31, 2007 were as follows:

	Commitment Expiration
	Period
		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$22	$22

Total commitments	$22	$22

Cash Flows

2007 Compared with 2006

Net cash flows from operating activities were $1.3 billion in 2007, compared with net cash flows from operating activities of $1.5 billion in 2006. This decrease was the result of higher income tax and interest payments in 2007, partially offset by increased net income in 2007.

Net cash flows from investing activities were $763 million in 2007, compared with net cash flows used in investing activities of $3.5 billion in 2006. This change was primarily driven by the acquisition of the Conwood companies in 2006 and higher net proceeds from the sale of short-term investments in 2007.

Net cash flows used in financing activities were $1.3 billion in 2007, compared with net cash flows provided by financing activities of $2.2 billion in 2006. This change reflects prior year RAI debt issuances related to the acquisition of the Conwood companies, as well as increased dividend payments, long-term debt repayment and repurchase of RAI common stock in 2007.

2006 Compared with 2005

Net cash flows from operating activities were $1.5 billion in 2006, compared with $1.3 billion in 2005. This increase was primarily due to an increase in net income of $98 million, excluding non-cash charges and the receipt of an IRS tax refund in 2006, partially offset by higher pension funding and higher income taxes paid in 2006. Net cash flows for 2006 were also favorably impacted by the $178 million classification of certain book overdrafts as accounts payable compared with the 2005 classification in cash and cash equivalents, resulting from changes in certain banking relationships.

Net cash flows used in investing activities were $3.5 billion in 2006, compared with $989 million in 2005. This change was primarily due to the acquisition of the Conwood companies for $3.5 billion, offset in part by lower net purchases of short-term investments of $981 million.

Net cash flows from financing activities were $2.2 billion in 2006, compared with net cash flows used in financing activities of $450 million in 2005. This change was primarily due to $3.2 billion in proceeds from RAI’s debt issuances to fund the acquisition of the Conwood companies, and lower debt repayment, offset in part by higher dividends paid per share of common stock.

Stock Repurchases

On February 6, 2007, the board of directors of RAI authorized the repurchase by RAI of up to $75 million, of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP. During 2007, RAI repurchased and cancelled 991,956 shares of its common stock at an aggregate cost of $60 million.

On February 5, 2008, the board of directors of RAI authorized the repurchase by RAI of up to $30 million of its outstanding shares of common stock to offset dilution from restricted stock grants and the exercise of previously granted options under the LTIP.

RAI continues to explore the potential for a share repurchase program as a way to return value to its shareholders. The decision to implement a share repurchase program, including the timing and amount of any such program, remains subject to B&W’s final agreement to participate on a pro rata basis, overall economic conditions, competitive activity and approval by RAI’s board of directors.

Dividends

On February 5, 2008, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend will be paid on April 1, 2008, to shareholders of record as of March 10, 2008. On an annualized basis, the dividend rate is $3.40 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Capital Expenditures

RAI’s operating subsidiaries’ recorded cash capital expenditures of $142 million, $136 million and $105 million in 2007, 2006 and 2005, respectively. Of the 2007 amount, $93 million related to RJR Tobacco and $23 million related to Conwood. RJR Tobacco plans to spend $95 million to $105 million for capital expenditures during 2008, and Conwood plans to spend $40 million to $50 million. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2007.

Debt

Credit Facility

In June 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, referred to as the RAI Credit Facility, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The credit agreement amends and restates RAI’s prior agreement dated May 31, 2006.

RAI is able to use the RAI Credit Facility for borrowings and issuances of letters of credit, at its option. RAI is required to pay a commitment fee ranging from 0.25% to 1.00% per annum on the unused portion of the facility. Borrowings under the RAI Credit Facility bear interest, at the option of RAI, at a rate equal to an applicable margin plus: the reference rate, which is the higher of the federal funds effective rate plus 0.5% and the prime rate; or the eurodollar rate, which is the rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market. At December 31, 2007, RAI had $22 million in letters of credit outstanding under its facility. No borrowings were outstanding, and the remaining $528 million of the RAI Credit Facility was available for borrowing.

The RAI Credit Facility contains, among others, the following restrictive covenants that limit, and in some circumstances prohibit, the ability of RAI and its subsidiaries to:

•	incur or guarantee additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create, incur or assume liens;

•	engage in mergers, acquisitions and consolidations;

•	sell assets;

•	issue or sell capital stock of subsidiaries;

•	exceed a Consolidated Total Leverage Ratio of 3.25:1.00; and

•	fall below a Consolidated Interest Coverage Ratio of 3.00:1.00.

These covenants in the RAI Credit Facility are subject to a number of qualifications and exceptions. The maturity date of the RAI Credit Facility is June 28, 2012, which date may be extended in two separate one-year increments.

RAI’s material domestic subsidiaries guarantee RAI’s obligations under the facility. These guarantors also generally have pledged substantially all of their assets to secure these obligations. RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the facility. The collateral for the facility generally will be released automatically in certain circumstances, including at such time, if any, as RAI obtains an investment grade corporate credit rating with not worse than stable outlooks by each of Moody’s and S&P. See Item 8, note 11 to consolidated financial statements for additional information related to the RAI Credit Facility.

Long-term Debt

As of December 31, 2007, RAI’s total debt of $4.5 billion consisted of RAI senior secured notes in the aggregate principal amount of $4.4 billion with maturity dates ranging from 2009 to 2037 and RJR unsecured notes in the aggregate principal amount of $132 million, with maturity dates ranging from 2009 to 2015. For more information regarding RAI’s and RJR’s long-term debt, see Item 8, note 12 to consolidated financial statements.

In June 2007, RAI completed the sale of $1.55 billion in aggregate principal amount of senior secured notes, consisting of $400 million of floating rate notes due June 15, 2011, $700 million of 6.75% notes due June 15, 2017, and $450 million of 7.25% notes due June 15, 2037. These notes were sold under RAI’s shelf registration statement filed with the SEC on June 18, 2007. The net proceeds from the offering, together with available cash, were used to prepay in full the principal balance of $1.54 billion of a term loan, together with accrued and unpaid interest, which indebtedness was incurred in connection with the acquisition of the Conwood companies.

In June 2007 and July 2007, $46 million and $29 million, respectively, of RJR notes matured and were paid.

The guarantors of the RAI Credit Facility also guarantee RAI’s senior secured notes. RAI’s senior secured notes are secured by a pledge of the stock, indebtedness and other obligations of RJR Tobacco owned by or owed to RAI or any restricted subsidiary, as defined in the indenture governing the notes. Such notes also are secured by any principal property of RAI and any guarantor that is a restricted subsidiary. Santa Fe and Lane are excluded from the definition of restricted subsidiary. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the RAI Credit Facility. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the RAI Credit Facility, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s senior secured notes restrict the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.

As of December 31, 2007, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2007.

Litigation and Settlements

As discussed in Item 8, note 14 to consolidated financial statements, RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of February 8, 2008, RJR Tobacco has paid approximately $41 million since January 1, 2005, related to unfavorable judgments, including pre-acquisition contingencies related to the B&W business combination. As discussed in more detail in Item 8, note 14 to consolidated financial statements, in 2007, RJR Tobacco accrued $6 million related to unfavorable judgments in the individual plaintiff’s cases tried in conjunction with the Engle v. R. J. Reynolds Tobacco Co. case. This amount is included in selling, general and administrative expenses in the RAI consolidated statement of income for the year ended December 31, 2007. In addition to the $6 million accrual discussed above, which was paid on February 8, 2008, RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.

Despite the unfavorable judgments discussed in Item 8, note 14 to consolidated financial statements, RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid basis for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, financial position or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 14 to consolidated financial statements, the MSA imposes a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA, see “ Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in Item 8, note 14 to consolidated financial statements. The MSA has materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA.

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. Pending the resolution of these disputes, RJR Tobacco and certain of the other participating manufacturers have placed the disputed portions of their 2006 and 2007 annual payments into the MSA disputed funds account. RJR Tobacco currently has approximately $1.2 billion deposited in the MSA disputed funds account. For more information related to this litigation, see “Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity” in Item 8, note 14 to consolidated financial statements.

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

In addition, during 2008, the U.S. Congress will likely consider regulation of the manufacture and sale of tobacco products by the FDA, and a further increase in the federal excise tax on cigarettes and other tobacco products. The U.S. Congress also may consider legislation regarding:

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

In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007. The Health Subcommittee of the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on the bill on October 3, 2007, but no further action is scheduled at this time. The proposals would grant the FDA authority to impose product standards, including standards relating to, among other things, nicotine yields and smoke constituents, and would reinstate the FDA’s 1996 proposed legislation that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products. At this time, RAI does not know whether FDA regulation over tobacco products will be approved by the balance of Congress or signed into law by the President.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.

Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. In 2007, the U.S. Senate and U.S. House of Representatives approved an increase of $0.61 in the excise tax per pack of cigarettes, and proportional increases on other tobacco products to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. The President vetoed the bill on October 3, 2007. On October 18, 2007, the U.S. House of Representatives failed to override the President’s veto of the bill. Subsequently, the U.S. Congress passed a slightly revised version of the SCHIP bill, and the President vetoed the bill on December 12, 2007. In January 2008, by a vote of 152-260, the U.S. House of Representatives failed to override the veto. In between the passage of the revised legislation and the override vote, the U.S. Congress passed an extension of SCHIP through March of 2009 without a tax increase. At this time, RAI does not know whether any excise tax bill will be approved to fund SCHIP or any other federal program. The adoption of any such increase could have a material adverse effect on the business or results of operations of RJR Tobacco.

All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. As of December 31, 2007, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.92, an increase compared to the 12-month rolling average of $0.799 as of December 31, 2006. During 2007, eight states passed excise tax per pack increases. In addition, several states are expected to consider an increase in their excise tax per pack during 2008. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

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

Forty-nine states also subject smokeless tobacco to excise taxes and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, may consider one during its current legislative session. As of December 31, 2007, 38 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. During 2007, three states changed their tax on moist snuff from an ad valorem tax to a weight-based tax, although two of the changes were not effective until January 1, 2008. In addition, legislation to covert from an ad valorem to a weight-based tax also has been introduced in approximately 17 other states.

On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. The TTB now is considering written comments that were received prior to the March 26, 2007 deadline. Both the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane, which are classified and sold as “little cigars,” would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations, if adopted, on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. In addition, if little cigars are classified as cigarettes for federal excise purposes, it is possible that the states would take the position that MSA obligations also apply to these products.

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

Since the initial report in 1964, the Secretary of Health, Education and Welfare, now the Secretary of Health and Human Services, and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act required states to adopt a minimum age of 18 for purchase of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation. And in 2006, the Surgeon General released a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Among its conclusions, the report found the following: exposure of adults to secondhand smoke causes coronary heart disease and lung cancer, exposure of children to secondhand smoke results in an increased risk of sudden infant death syndrome, acute respiratory infections, ear problems and more severe asthma; and that there is no risk-free level of exposure to secondhand smoke.

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

In 2000, the seven largest U.S. cigar companies, including Lane, entered into agreements with the U.S. Federal Trade Commission to clearly and conspicuously display on virtually every cigar package and advertisement one of the following warnings, which appear on a rotating basis:

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

In 2003, the California Environmental Protection Agency Air Resources Board issued a “Proposed Identification of Environmental Tobacco Smoke as a Toxic Air Contaminant” for public review. In 2006, the Air Resources Board identified environmental tobacco smoke as a Toxic Air Contaminant, following a three-year administrative process. The Air Resources Board is now required to prepare a report assessing the need and appropriate degree of control of environmental tobacco smoke. RJR Tobacco cannot predict the form any future California regulation may take.

In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of December 31, 2007, 21 states in addition to New York had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states and Washington, D.C. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to voluntarily convert all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

In 2006, The Massachusetts Department of Public Health released a report entitled, “Change in Nicotine Yields 1998-2004,” based on data submitted by RJR Tobacco as well as other cigarette manufacturers pursuant to Massachusetts law. Under this law, cigarette manufacturers are required to provide nicotine yield data generated under a machine test method different from that required by the FTC for all styles of a cigarette brand family that has a national market share of 3% or more, as well as other brand styles selected by the MDPH. Other than Texas in 2000, no other state has passed similar regulations.

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” In 2006, RJR Tobacco entered into an agreement with the States Attorneys General whereby it agreed not to use fruit, candy or alcoholic terms in its advertising or packaging of cigarette products other than in adult-only facilities. In contrast to this agreement, the Maine statute does not address the marketing or advertising, but focuses on the content of the product. Similar legislation has been filed in other states.

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

Additionally, 44 states have enacted legislation that closes a loophole in the MSA. The loophole allows NPMs that concentrate their sales in a single state, or a limited number of states, to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA, that is, the state’s “allocable share.’’ NAAG has endorsed adoption of the allocable share legislation needed to eliminate this loophole. Following a challenge by NPMs, the U.S. District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.

Finally, four states, Alaska, Michigan, Minnesota and Utah, have enacted “equity assessments” on NPMs’ products. This legislative initiative has not been endorsed by NAAG, and one NPM has filed a challenge to the equity assessment in Michigan.

Forty-two states by statute or court rule have limited, and several additional states are considering limiting, the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $1 million to $150 million. Bonding statutes in 37 states allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process. In five other states and Puerto Rico, the filing of a notice of appeal automatically stays the judgment of the trial court.

In 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. In February 2006, the first session of the Conference of the Parties, referred to as the COP, occurred in Geneva, Switzerland. The COP, among other actions taken, established a permanent secretariat, adopted a budget, and created working groups to begin to develop protocols on cross-border advertising and illegal trade and guidelines on establishing smoke-free places and regulating tobacco products. In July 2007, the second session of the COP occurred in Bangkok, Thailand. Among the decisions taken, the COP adopted guidelines from the working group on the protection from exposure to tobacco smoke and called for an intergovernmental negotiating body to negotiate a protocol on illicit trade. The third session of the COP will be held in South Africa in the fourth quarter of 2008. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, it is not known whether the treaty will be sent to the U.S. Senate for ratification. Ratification of the treaty by the United States could lead to broader regulation of the industry.

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

Tobacco Buyout Legislation and Related Litigation

On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA

Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $280 million. RAI’s operating subsidiaries incurred $81 million in 2005 related to assessments from quota tobacco stock liquidation. In 2006, a $9 million favorable adjustment was recorded relating to the tobacco stock liquidation assessment. Remaining contingent liabilities for liquidation of quota tobacco stock, if any, will be recorded when an assessment is made. See Item 8, note 1 to consolidated financial statements for additional information related to federal tobacco buyout expenses.

RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial position and results of operations.

As noted above, the MSA Phase II obligations will be offset against the tobacco quota buyout obligations. Because growers in two states, Maryland and Pennsylvania, did not participate in the quota system, they are not eligible for payments under FETRA. Given that the assessments paid by tobacco product manufacturers and importers under FETRA would fully offset their MSA Phase II payment obligations, the growers in Maryland and Pennsylvania would no longer receive payments under the MSA Phase II program. Thus, the growers in these two states would not receive payment under either FETRA or the MSA Phase II program. On December 17, 2004, Maryland and Pennsylvania filed a lawsuit in the North Carolina Business Court, contending that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. For more information on this lawsuit, see “Tobacco Buyout — Legislation and Related Litigation” in Item 8, note 14 to consolidated financial statements.

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

On April 18, 2007, an affiliate of Japan Tobacco Inc. acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement. Pursuant to the terms of the joint venture agreement, RJRTCV elected to terminate the joint venture prior to its expiration date. The joint venture was terminated on December 31, 2007.

The joint venture agreement provides that upon a termination of the joint venture, the value of all of the trademarks each member of the joint venture or its affiliate has licensed to the joint venture, other than Natural American Spirit, would be calculated and the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount equal to one-half of the difference between the values of the parties’ respective trademarks.

On February 20, 2008, following the parties’ negotiations regarding the trademarks’ values, RJRTCV and Gallaher Limited, an affiliate of Gallaher Group Plc, entered into a Valuation Payment Settlement Agreement, referred to as the Settlement Agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265,000,000 (approximately $387,562,500). The Settlement Agreement provides that 40% of the Termination Amount, euros 106,000,000 (approximately $155,025,000), will be paid to RJRTCV on or before April 20, 2008, and the remaining 60% of the Termination Amount will be paid to RJRTCV in six equal annual installments of euros 26,500,000 (approximately $38,756,250), commencing April 2009. Gallaher Limited’s obligations under the Settlement Agreement have been guaranteed by JT International Holding B.V., an affiliate of Gallaher Limited, pursuant to a Guarantee dated February 20, 2008.

The dollar values set forth above reflect a euros-to-dollars exchange rate of 1.4625, calculated as of the morning of February 20, 2008. RAI will record a pre-tax gain of approximately $300 million in the first quarter of 2008, based upon the negotiated settlement that occurred on February 20, 2008.

For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “ Other Contingencies and Guarantees” in Item 8, note 14 to consolidated financial statements.

Off-Balance Sheet Arrangements

RAI has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial position, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing regulation and taxation of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the possibility of bonding issues as a result of litigation outcomes;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in manufacturing and distribution operations, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of raw material suppliers;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.

Additional information with respect to these and other risks and uncertainties is contained under “Risk Factors” in Item 1A of Part 1 and other risks and uncertainties detailed from time to time in RAI’s other reports filed with the SEC. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in euros, British pounds, Swiss francs, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major creditworthy institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.

The table below provides information about RAI’s financial instruments, as of December 31, 2007, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value(1)

Investments:
Variable Rate	$2,592	—	—	—	—	—	$2,592	$2,592
Average Interest Rate	4.6%	—	—	—	—	—	4.6%
Debt:
Fixed Rate	—	$200	$300	—	$450	$3,060	$4,010	$4,208
Average Interest Rate(2)	—	7.9%	6.5%	—	7.3%	7.3%	7.3%	—
Variable Rate	—	—	—	$400	—	—	$400	$391
Average Interest Rate(2)	—	—	—	4.8%	—	—	4.8%	—
Swaps:
Notional Amount(3)	—	—	—	—	$450	$1,150	$1,600	$119
Average Variable Interest Pay Rate(2)	—	—	—	—	5.2%	5.5%	5.4%	—
Average Fixed Interest Receive Rate(2)	—	—	—	—	7.3%	7.1%	7.1%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

(3)	RAI has swapped $1.6 billion of fixed rate debt to variable rate debt.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2007, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “Liquidity and Financial Condition” in Item 7 for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries (“Reynolds American Inc.” or the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
February 27, 2008

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2007.

Dated: February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
February 27, 2008

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,
	2007	2006	2005

Net sales(1)	$8,516	$8,010	$7,779
Net sales, related party	507	500	477

Net sales	9,023	8,510	8,256
Costs and expenses:
Cost of products sold(1)(2)	4,960	4,803	4,919
Selling, general and administrative expenses	1,687	1,658	1,611
Loss on sale of assets	—	—	24
Amortization expense	23	28	41
Restructuring and asset impairment charges	—	1	2
Goodwill and trademark impairment charges	65	90	200

Operating income	2,288	1,930	1,459
Interest and debt expense	338	270	113
Interest income	(134)	(136)	(85)
Other (income) expense, net	11	(13)	15

Income from continuing operations before income taxes and extraordinary item	2,073	1,809	1,416
Provision for income taxes	766	673	431

Income from continuing operations before extraordinary item	1,307	1,136	985
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes (2005 — $1)	—	—	2

Income before extraordinary item	1,307	1,136	987
Extraordinary item — gain on acquisition	1	74	55

Net income	$1,308	$1,210	$1,042

Basic income per share(3):
Income from continuing operations before extraordinary item	$4.44	$3.85	$3.34
Gain on sale of discontinued businesses	—	—	0.01
Extraordinary item	—	0.25	0.18

Net income	$4.44	$4.10	$3.53

Diluted income per share:
Income from continuing operations before extraordinary item	$4.43	$3.85	$3.34
Gain on sale of discontinued businesses	—	—	0.01
Extraordinary item	—	0.25	0.18

Net income	$4.43	$4.10	$3.53

Dividends declared per share	$3.20	$2.75	$2.10

(1)	Excludes excise taxes of $2,026 million, $2,124 million and $2,175 million during 2007, 2006 and 2005, respectively.

(2)	See “Master Settlement Agreement and Federal Tobacco Buyout Expenses” in note 1.

(3)	All per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended
	December 31,
	2007	2006	2005

Cash flows from (used in) operating activities:
Net income	$1,308	$1,210	$1,042
Less income from discontinued operations	—	—	(2)
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	143	162	195
Restructuring and asset impairment charges, net of cash payments	(4)	(14)	(62)
Acquisition restructuring charges, net of cash payments	(8)	(81)	(59)
Goodwill and trademark impairment charges	65	90	200
Deferred income tax expense	69	105	32
Loss on extinguishment of debt	19	—	—
Extraordinary item	(1)	(74)	(55)
Other changes, net of acquisition effects, that provided (used) cash:
Accounts receivable	8	151	(101)
Inventories	(41)	58	200
Related party, net	(47)	(24)	113
Accounts payable	(57)	226	(25)
Accrued liabilities including income taxes and other working capital	(72)	(124)	59
Litigation bonds	94	24	16
Tobacco settlement and related expenses	205	(20)	(131)
Pension and postretirement	(328)	(265)	(211)
Other, net	(22)	33	62

Net cash flows from operating activities	1,331	1,457	1,273

Cash flows from (used in) investing activities:
Purchases of short-term investments	(3,764)	(7,677)	(10,883)
Proceeds from sale of short-term investments	4,655	7,760	9,985
Purchases of long-term investments	—	—	(5)
Capital expenditures	(142)	(136)	(105)
Distributions from equity investees	15	18	12
Acquisitions, net of cash acquired	(3)	(3,519)	(45)
Net proceeds from the sale of businesses	—	3	48
Net proceeds from the sale of fixed assets	3	24	4
Other, net	(1)	(4)	—

Net cash flows from (used in) investing activities	763	(3,531)	(989)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(916)	(775)	(575)
Proceeds from exercise of stock options	1	4	3
Excess tax benefit from stock-based compensation	2	4	—
Repurchase of common stock	(60)	—	(3)
Repayments of long-term debt	(329)	(190)	(360)
Repayments of term loan	(1,542)	(8)	—
Proceeds from issuance of long-term debt	1,547	1,641	499
Principal borrowings under term loan	—	1,550	—
Deferred debt issuance costs	(15)	(52)	(7)
Debt retirement costs	—	—	(7)

Net cash flows from (used in) financing activities	(1,312)	2,174	(450)

Net change in cash and cash equivalents	782	100	(166)
Cash and cash equivalents at beginning of year	1,433	1,333	1,499

Cash and cash equivalents at end of year	$2,215	$1,433	$1,333

Income taxes paid, net of refunds	$655	$573	$306
Interest paid	$334	$238	$92

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$2,215	$1,433
Short-term investments	377	1,293
Accounts and other receivables, net of allowance (2007 — $1; 2006 — $4)	99	107
Accounts receivable, related party	80	62
Inventories	1,196	1,155
Deferred income taxes, net	845	793
Assets held for sale	4	—
Prepaid expenses	176	92

Total current assets	4,992	4,935
Property, plant and equipment, at cost:
Land and land improvements	96	97
Buildings and leasehold improvements	682	675
Machinery and equipment	1,738	1,689
Construction-in-process	74	50

Total property, plant and equipment	2,590	2,511
Less accumulated depreciation	1,517	1,449

Property, plant and equipment, net	1,073	1,062
Trademarks, net of accumulated amortization (2007 — $524; 2006 — $517)	3,407	3,479
Goodwill	8,174	8,175
Other intangibles, net of accumulated amortization (2007 — $73; 2006 — $57)	202	215
Other assets and deferred charges	781	312

	$18,629	$18,178

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$218	$275
Tobacco settlement and related accruals	2,449	2,237
Due to related party	7	9
Deferred revenue, related party	35	62
Current maturities of long-term debt	—	344
Other current liabilities	1,194	1,165

Total current liabilities	3,903	4,092
Long-term debt (less current maturities)	4,515	4,389
Deferred income taxes, net	1,184	1,167
Long-term retirement benefits (less current portion)	1,167	1,227
Other noncurrent liabilities	394	260
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2007 — 295,007,327; 2006 — 295,624,741)	—	—
Paid-in capital	8,653	8,702
Accumulated deficit	(873)	(1,241)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2007 — $(306) and 2006 — $(418), net of tax)	(314)	(418)

Total shareholders’ equity	7,466	7,043

	$18,629	$18,178

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Dollars in Millions)

			Retained	Accumulated
			Earnings	Other	Total
	Common	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Equity	Income

Balance at December 31, 2004	$—	$8,682	$(2,061)	$(445)	$6,176
Net income	—	—	1,042	—	1,042	$1,042
Minimum pension liability, net of $87 million tax benefit	—	—	—	(56)	(56)	(56)
Cumulative translation adjustment and other	—	—	—	(2)	(2)	(2)

Total comprehensive income	—	—	—	—	—	$984

Dividends — $2.10 per share	—	—	(619)	—	(619)
Stock options exercised	—	3	—	—	3
Tax benefit on equity awards	—	12	—	—	12
Common stock repurchased	—	(3)	—	—	(3)

Balance at December 31, 2005	—	8,694	(1,638)	(503)	6,553
Net income	—	—	1,210	—	1,210	$1,210
Minimum pension liability, net of $317 million tax expense	—	—	—	491	491	491
Cumulative translation adjustment and other	—	—	—	1	1	1

Total comprehensive income						$1,702

Implementation of SFAS 158, net of $257 million tax	—	—	—	(407)	(407)
Dividends — $2.75 per share	—	—	(813)	—	(813)
Stock options exercised	—	4	—	—	4
Tax benefit on equity awards	—	4	—	—	4

Balance at December 31, 2006	—	8,702	(1,241)	(418)	7,043
Cumulative effect of adoption of FIN No. 48	—	—	5	—	5

Adjusted balance as of January 1, 2007	—	8,702	(1,236)	(418)	7,048
Net income	—	—	1,308	—	1,308	$1,308
Retirement benefits SFAS 158, net of $72 million tax expense	—	—	—	112	112	112
Unrealized loss on short-term investments, net of $8 million tax benefit				(11)	(11)	(11)
Cumulative translation adjustment and other	—	—	—	3	3	3

Total comprehensive income						$1,412

Dividends — $3.20 per share	—	—	(945)	—	(945)
Equity incentive award plan and stock-based compensation	—	9	—	—	9
Common stock repurchased	—	(60)	—	—	(60)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2007	$—	$8,653	$(873)	$(314)	$7,466

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; R. J. Reynolds Global Products, Inc., referred to as GPI; and Conwood Company, LLC, Conwood Sales Co., LLC, Scott Tobacco LLC and Rosswil LLC, collectively referred to as the Conwood companies.

RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI”. RAI was created to facilitate the transactions on July 30, 2004, to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Company and referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination.

References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation. The consolidated financial statements of RAI include the results of the Conwood companies’ operations subsequent to May 31, 2006.

RAI’s reportable operating segments are RJR Tobacco and Conwood. RJR Tobacco consists of the primary operations of R. J. Reynolds Tobacco Company. Conwood consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance.

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

All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 14 and as otherwise noted.

All per share amounts reflect the two-for-one split of RAI’s common stock on August 14, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Settlement Agreement and Federal Tobacco Buyout Expenses

Cost of products sold includes the following components for the MSA and federal tobacco buyout expenses for the years ended December 31:

	2007	2006	2005

Settlement	$2,821	$2,611	$2,641
Phase II growers’ liability offset	—	—	(79)
Phase II growers’ expense	—	—	38

Total settlement expense	$2,821	$2,611	$2,600

Federal tobacco quota buyout	$255	$265	$264
Federal quota tobacco stock liquidation assessment	—	(9)	81

Total quota buyout expense	$255	$256	$345

For additional information, see “Tobacco Litigation — General — Health-Care Cost Recovery Cases — MSA” and “— Tobacco Buyout Legislation” in note 14.

Cash and Cash Equivalents

Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable. Cash equivalents include money market funds, commercial paper and time deposits in major institutions with high credit ratings to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity. The appropriate classification of cash equivalents is determined at the time of purchase and the classification is reassessed at each reporting date.

Short-Term Investments

RAI holds short-term investments in auction rate notes, mortgage-backed securities, federal agency securities and treasury bills and notes. During 2007, adverse changes in financial markets caused certain auction rate notes and mortgage-backed securities to revalue lower than carrying value and become less liquid. Beginning in the third quarter of 2007, the auction rate notes failed to auction due to sell orders exceeding buy orders. The fair values of the auction rate notes and the mortgage-backed securities were determined using pricing, projected future cash flows and credit ratings actions or valuation models that assessed the credit quality of the underlying collateral.

The funds associated with these auction rate notes and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate notes and mortgage-backed securities for a period of time sufficient to allow for the anticipated recovery in fair value. These investments will be evaluated on a quarterly basis. RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. RAI considers those investments to be temporarily impaired as of December 31, 2007, with the unrealized loss included in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2007. Such unrealized loss did not reduce net income for the year ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is as follows:

Balance at December 31, 2004	$7
Bad debt expense	1
Write-off of bad debt	(1)

Balance at December 31, 2005	7
Bad debt expense	1
Bad debt recoveries	(2)
Write-off of bad debt	(2)

Balance at December 31, 2006	4
Bad debt recoveries	(2)
Write-off of bad debt	(1)

Balance at December 31, 2007	$1

Inventories

Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead, and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to curing requirements, are classified as current assets, consistent with recognized industry practice.

Long-lived Assets

Long-lived assets, such as property, plant and equipment, trademarks and other intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of long-lived assets would be impaired if the best estimate of future undiscounted cash flows expected to be generated by the asset is less than the carrying value. If an asset is impaired, the loss is measured as the difference between estimated fair value and carrying value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operating income.

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles. Trademarks and other intangibles are capitalized when acquired. Trademarks and other intangible assets with indefinite lives and goodwill are not amortized, but are tested for impairment annually, during the fourth quarter, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires RAI to measure every derivative instrument, including certain derivative instruments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

embedded in other contracts, at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive loss. The ineffective portions of hedges are recognized in earnings in the current period.

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than three years are capitalized. These costs are amortized over five years or less. During 2007 and 2006, costs of $29 million and $41 million, respectively, were capitalized or included in construction in process. At December 31, 2007, and December 31, 2006, the unamortized balance was $79 million and $67 million, respectively. Software amortization expense was $16 million, $21 million and $20 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Advertising and Research and Development

Advertising costs, which are expensed as incurred, were $165 million, $93 million and $96 million in the years ended December 31, 2007, 2006 and 2005, respectively. Research and development costs, which are expensed as incurred, were $57 million, $58 million and $53 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties related to uncertain tax positions are accounted for as tax expense. Income taxes for RAI and its subsidiaries are calculated on a separate return basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties and disclosures. RAI’s adoption of FIN No. 48 resulted in a cumulative adjustment to retained earnings as of January 1, 2007, of $5 million.

Stock-Based Compensation

Stock-based compensation is recognized in accordance with SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. See note 16 for additional disclosures related to stock-based compensation as required by SFAS No. 123(R).

Pension and Postretirement

Effective December 31, 2006, RAI adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur. These changes are reported in accumulated other comprehensive loss, as a separate component of shareholders’ equity.

Recognized gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” was included in pension expense, and as described in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” was included in the postretirement benefit cost. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. For further information and detailed disclosure in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” see note 17.

Litigation Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” RAI and its operating subsidiaries will record any loss related to litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range would be recorded. RAI discloses information concerning litigation for which an unfavorable outcome is more than remote. RAI and its operating subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. See note 14 for additional information on litigation.

Recently Issued Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for RAI as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” referred to as FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, that are not remeasured at fair value on a recurring basis until years beginning after November 15, 2008, and interim periods within those years. FSP 157-2 is effective for RAI as of January 1, 2009. The adoption of SFAS 157 on financial assets and liabilities will not have a material impact on RAI’s consolidated results of operations, financial position or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. RAI does not expect to elect to measure any eligible financial instruments at fair value upon adoption of SFAS No. 159 on January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 160 is an amendment to ARB No. 51, “Consolidated Financial Statements,” and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for RAI as of January 1, 2009. RAI has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and provides requirements related to an acquiring entity’s recognition and measurement of all assets acquired and liabilities assumed, including any contingent consideration, pre-acquisition contingencies and noncontrolling interests, as well as treatment of acquisition-related transaction and restructuring costs. SFAS No. 141(R) also requires enhanced disclosures regarding the nature and financial effects of the business combination. SFAS No. 141(R) is effective for RAI for business combinations completed on or after January 1, 2009, and its impact will be dependent on its acquisitions, if any, made after that date.

Note 2 —	Acquisitions

In July 2007, a subsidiary of GPI acquired, for $4 million, a business that imports and distributes NATURAL AMERICAN SPIRIT tobacco products in Japan. The purchase price was allocated on the basis of fair market value of assets acquired and liabilities assumed, primarily to distribution rights.

In 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., acquired the Conwood companies, in a $3.5 billion stock acquisition. The Conwood companies are engaged in the business of developing, manufacturing and marketing smokeless tobacco products. The Conwood companies’ acquisition was treated as a purchase of the Conwood companies’ net assets by RAI for financial accounting purposes. The consolidated financial statements of RAI include the results of the Conwood companies’ operations subsequent to May 31, 2006.

In 2005, GPI acquired from JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands. The acquisition was accounted for as a purchase, with its cost of $45 million allocated on the basis of the fair market value of the inventory and intangible assets acquired. These rights were sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business.

Note 3	— Intangible Assets

The changes in the carrying amount of goodwill by segment during the years ended December 31, 2006 and 2007, were as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated

Balance as of December 31, 2005	$5,309	$139	$224	$5,672
Adjustment to 2004 acquisition restructuring accrual, net of $4 million tax	(6)	—	—	(6)
Goodwill acquired	—	2,509	—	2,509

Balance as of December 31, 2006	5,303	2,648	224	8,175
Adjustment to 2004 acquisition restructuring accrual, net of $0 million tax	(1)	—	—	(1)

Balance as of December 31, 2007	$5,302	$2,648	$224	$8,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During September 2007, $1 million of RJR Tobacco goodwill was reversed primarily reflecting an early warehouse lease termination related to the B&W business combination.

The changes in the carrying amount of trademarks by segment during the years ended December 31, 2006 and 2007, were as follows:

	RJR Tobacco		Conwood		All Other
	Indefinite	Finite	Indefinite	Finite	Indefinite
	Life	Life	Life	Life	Life	Consolidated

Balance as of December 31, 2005	$1,947	$61	$25	$—	$155	$2,188
Trademarks acquired	—	—	1,390	4	—	1,394
Impairment included in operating income	(88)	(2)	—	—	—	(90)
Amortization expense	—	(12)	—	(1)	—	(13)

Balance as of December 31, 2006	1,859	47	1,415	3	155	3,479
Impairment included in operating income	(33)	—	(32)	—	—	(65)
Amortization expense	—	(6)	—	(1)	—	(7)
Balance transferred	—	—	(9)	9	—	—

Balance as of December 31, 2007	$1,826	$41	$1,374	$11	$155	$3,407

In 2007, a Conwood brand that had been classified as having an indefinite life was determined to have a finite life based on reduced expected future cash flows resulting from a reduced allocation of brand support. Accordingly, the brand will be amortized prospectively over its estimated remaining useful life.

The changes in the carrying amount of other intangibles by segment during the years ended December 31, 2006 and 2007, were as follows:

	RJR Tobacco		Conwood	All Other
	Indefinite	Finite	Indefinite	Indefinite
	Life	Life	Life	Life	Consolidated

Balance as of December 31, 2005	$16	$131	$35	$44	$226
Intangibles acquired	4	—	—	—	4
Amortization expense	—	(15)	—	—	(15)

Balance as of December 31, 2006	20	116	35	44	215
Intangible transferred	35	—	(35)	—	—
Intangibles acquired	—	—	—	3	3
Amortization expense	—	(16)	—	—	(16)

Balance as of December 31, 2007	$55	$100	$—	$47	$202

Concurrent with the transfer of the management and distribution of DUNHILL and STATE EXPRESS 555 cigarette brands to RJR Tobacco from Lane on January 1, 2007, a $35 million indefinite-lived intangible asset was transferred to RJR Tobacco from Lane.

On July 1, 2007, a subsidiary of GPI acquired a business that imports and distributes NATURAL AMERICAN SPIRIT tobacco products in Japan. Of the cost of the acquisition, $3 million was allocated to distribution rights, and included in intangible acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets as of December 31, 2007, were as follows:

		Accumulated
	Gross	Amortization	Net

Contract manufacturing	$151	$52	$99
Technology-based	3	2	1

Total other intangibles	154	54	100
Trademarks	95	43	52

	$249	$97	$152

As of December 31, 2007, the estimated remaining amortization associated with finite-lived intangible assets was expected to be expensed as follows:

Year	Amount

2008	$22
2009	22
2010	20
2011	20
2012	19
Thereafter	49

$152

The annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarters of 2007, 2006 and 2005, included modification to the previously anticipated level of support among certain brands, and an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan.

As a result of impairment testing, RJR Tobacco recorded impairment charges of $33 million, $90 million and $198 million, during 2007, 2006 and 2005, respectively. These charges were based on the excess of certain brands’ carrying values over their fair values using the present value of estimated future cash flows assuming a discount rate of 10.50% in 2007, 10.75% in 2006 and 11.00% in 2005. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

Conwood recorded impairment charges of $32 million during 2007. This charge is based on the excess of certain brands’ carrying values over their fair values using the present value of estimated future cash flows assuming a discount rate of 10.50%. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2007 and 2006, as goodwill and trademark impairment charges in the consolidated income statements for the years ended December 31, 2007, 2006 and 2005 and had no impact on cash flows. In addition, brands that would no longer receive marketing support indicated that a finite life was probable. As a result, these brands are being amortized over their remaining lives, which range from 5 to 25 years, consistent with the pattern of economic benefits estimated to be received.

Additionally, during 2005, Lane’s goodwill was impaired $2 million relating to the excess of book value over fair value of assets reclassified to held-for-sale in 2005, and subsequently sold in 2006, concerning its pipe manufacturing business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	B&W Business Combination Restructuring Costs

The components of the B&W business combination restructuring costs accrued and utilized were as follows:

	Employee
	Severance	Relocation/
	and Benefits	Exit Costs	Total

Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance as of December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance as of December 31, 2005	72	40	112
Utilized in 2006	(69)	(12)	(81)
Adjustment to goodwill	(2)	(8)	(10)

Balance as of December 31, 2006	1	20	21
Utilized in 2007	(1)	(7)	(8)
Adjustment to goodwill	—	(1)	(1)

Balance as of December 31, 2007	$—	$12	$12

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

During 2005, RJR Tobacco determined that, under the B&W business combination restructuring plan, the employment of approximately 15 additional former B&W employees would be terminated, which resulted in an accrual of $1 million. The 2005 reduction in relocation/exit costs of $16 million was primarily due to lower-than-expected losses on home sales. Also, in 2005, $9 million was included in selling, general and administrative expenses, primarily relating to lower-than-expected sub-lease income on closed facilities.

During 2006, RJR Tobacco recorded an $8 million reduction to the reserve primarily due to lower-than-expected losses on home sales and a $2 million reduction to the reserve due to lower-than-expected costs for severance and related benefits.

During 2007, RJR Tobacco recorded a $1 million reduction to the reserve primarily reflecting an early warehouse lease termination.

As of December 31, 2007, $243 million of the accrual had been paid. In the consolidated balance sheet as of December 31, 2007, $3 million is included in other current liabilities and $9 million is included in other noncurrent liabilities.

As part of the integration of operations acquired through the B&W business combination, RJR Tobacco transitioned production from the former B&W manufacturing facility in Macon, Georgia to RJR Tobacco’s Winston-Salem, North Carolina facilities. The Macon facility was sold in 2006 for $8 million after recognizing an impairment of $8 million on remeasured assets in selling, general and administrative expenses in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Extraordinary Item

Extraordinary item reflects an adjustment to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. During 2007, 2006 and 2005, after-tax gains were $1 million, $74 million and $55 million, respectively. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.

Note 6 —	Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2007	2006	2005

Income from continuing operations before extraordinary item	$1,307	$1,136	$985
Income from discontinued operations	—	—	2
Extraordinary item — gain on acquisition	1	74	55

Net income	$1,308	$1,210	$1,042

Basic weighted average shares, in thousands(1)	294,385	295,033	294,790
Effect of dilutive potential shares:
Options	246	58	382
Restricted stock	258	293	—

Diluted weighted average shares, in thousands	294,889	295,384	295,172

(1)	Outstanding contingently issuable restricted stock of 0.8 million shares and 0.5 million shares were excluded from the basic share calculation for the years ended December 31, 2007, and 2006, respectively, as the related vesting provisions had not been met.

Note 7 —	Short-Term Investments

Short-term investments classified as available-for-sale as of December 31 were as follows:

	2007			2006
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value

Auction rate notes	$145	$(18)	$127	$659	$—	$659
Mortgage-backed securities	45	(1)	44	29	—	29
Commercial paper	—	—	—	87	—	87
Federal agency securities and treasury bills and notes	206	—	206	79	—	79
Fixed income funds	—	—	—	416	—	416
Other investments	—	—	—	23	—	23

	$396	$(19)	$377	$1,293	$—	$1,293

The investments in auction rate notes are instruments with long-term contractual maturities, but are typically highly liquid. They have historically generally repriced at intervals ranging from 7 to 49 days, and therefore, historically, the fair values have approximated carrying values. The individual securities are generally held 28 to 35 days depending upon cash needs for operations. However, during 2007, adverse changes in the financial markets caused certain auction rate notes and the mortgage-backed securities to revalue lower than their carrying values and become less liquid. Beginning in the third quarter of 2007, the auction rate notes failed to auction due to sell orders exceeding buy orders. The fair values of the auction rate notes and the mortgage-backed securities were determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using pricing, projected cash flows and credit rating actions or valuation models that assessed the credit quality of the underlying collateral.

The funds associated with these auction rate notes and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate notes and mortgage-backed securities for a period of time sufficient to allow for the anticipated recovery in fair value. These investments will be evaluated on a quarterly basis. The contractual maturities of securities, other than auction rate notes, averaged less than one year. RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. RAI considers those investments to be temporarily impaired as of December 31, 2007, with the unrealized loss included in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2007. Such unrealized loss did not reduce net income for the year ended December 31, 2007.

Note 8 —	Inventories

The major components of inventories at December 31 were as follows:

	2007	2006

Leaf tobacco	$967	$938
Other raw materials	45	44
Work in process	48	54
Finished products	163	156
Other	24	26

Total	1,247	1,218
Less LIFO allowance	51	63

	$1,196	$1,155

Inventories valued under the LIFO method were $889 million and $888 million at December 31, 2007 and 2006, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2007 and 2006, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded income of $12 million and expense of $2 million and $7 million from LIFO inventory liquidations during 2007, 2006 and 2005, respectively.

Note 9 —	Other Current Liabilities

Other current liabilities at December 31 included the following:

	2007	2006

Payroll and employee benefits	$233	$189
Pension and other post-retirement benefits	86	72
Marketing and advertising	165	263
Declared dividends	251	222
Excise, franchise and property tax	80	77
Other	379	342

	$1,194	$1,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Income Taxes

In the first quarter of 2007, RAI recorded a cumulative effect for a change in accounting principle of $5 million concerning a decrease of accruals related to uncertain tax positions. This change was accounted for as an increase to the opening balance of retained earnings.

As of January 1, 2007, and December 31, 2007, the gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other liabilities were $174 million and $172 million, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at January 1, 2007, and at December 31, 2007, was $50 million and $49 million, respectively. The gross amount of penalties accrued at January 1, 2007, and at December 31, 2007, was $9 million and $12 million, respectively. For the year ended December 31, 2007, interest of $3 million and penalties of $3 million were included in the provision for income taxes from continuing operations.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2007	$115
Gross increases related to current period tax positions	15
Gross increases related to tax positions in prior periods	3
Gross decreases related to tax positions in prior periods	(9)
Audit settlements paid during 2007	(9)
Gross decreases related to lapse of applicable statute of limitations	(4)

Balance at December 31, 2007	$111

As of December 31, 2007, $69 million of unrecognized tax benefits and $44 million of interest and penalties, if recognized, would affect RAI’s effective tax rate.

Major jurisdictions’ audit activities are summarized below:

RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter, for which RAI has established an accrual, is audited and ultimately resolved. The number of years with open tax audits varies depending on the tax jurisdiction. RAI’s major taxing jurisdictions and related open tax audits are as follows:

The Internal Revenue Service completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006 for the assessed items and substantial discussions with the IRS were completed in 2007. An ultimate resolution is expected by the end of 2008. Tax and interest for the adjustments proposed by the IRS have been reflected in the FIN No. 48 liability balance. Overpayments for the prior IRS audits are available to offset tax and interest which may be assessed upon ultimate settlement of the 2002 and 2003 audit. RAI filed a consolidated federal income tax return for the years 2004 through 2006. The IRS has not yet scheduled an examination of the tax returns for the years 2004 through 2006.

In December 2007, the State of North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million: $21 million related to tax, $8 million related to interest and $8 million related to a penalty, for years 2000 through 2002. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with the State of North Carolina to resolve issues identified and assessed for years 2000 through 2002. A resolution is not anticipated within the next 12 months. However, in the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense up to $12 million, inclusive of tax, interest net of federal benefit plus penalties.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months. Excluding the impact of the State of North Carolina’s assessment for years 2000 through 2002, RAI does not expect the change to have a significant impact on its consolidated results of operations, financial position or cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$588	$501	$328
State and other	109	67	71

	697	568	399

Deferred:
Federal	42	50	6
State and other	27	55	26

	69	105	32

	$766	$673	$431

The current deferred income tax asset shown on the consolidated balance sheets at December 31 included the following:

	2007	2006

Deferred tax assets (liabilities):
LIFO inventories	$(246)	$(227)
Pension and other postretirement liabilities	42	72
Tobacco settlement related accruals	966	885
Other accrued liabilities	83	63

	$845	$793

The composition of net current deferred income tax asset by jurisdiction at December 31 was as follows:

	2007	2006

Federal	$696	$653
State and other	149	140

	$845	$793

The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included the following:

	2007	2006

Deferred tax assets:
Pension and other postretirement liabilities	$293	$490
Other non-current liabilities	96	56

	389	546

Deferred tax liabilities:
Property and equipment	(246)	(261)
Trademarks and other intangibles	(1,318)	(1,342)
Other	(9)	(110)

	(1,573)	(1,713)

	$(1,184)	$(1,167)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of net non-current deferred income tax liability by jurisdiction at December 31 was as follows:

	2007	2006

Federal	$(1,042)	$(914)
State and other	(142)	(253)

	$(1,184)	$(1,167)

The total deferred tax assets were $1,480 million and $1,566 million as of December 31, 2007 and 2006, respectively. The total deferred tax liabilities were $1,819 million and $1,940 million as of December 31, 2007 and 2006, respectively.

There were total net deferred tax liabilities of $339 million as of December 31, 2007 and $374 million as of December 31, 2006. No valuation allowance has been provided on the deferred tax assets as of December 31, 2007 or 2006, as RAI believes it is more likely than not that all of the deferred tax assets will be realized.

Pre-tax income for domestic and foreign operations consisted of the following:

	For the Years Ended December 31,
	2007	2006	2005

Domestic (includes U.S. exports)	$2,043	$1,768	$1,373
Foreign	30	41	43

	$2,073	$1,809	$1,416

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were as follows:

	For the Years Ended December 31,
	2007	2006	2005

Income taxes computed at statutory U.S. federal income tax rates	$725	$633	$496
State and local income taxes, net of federal tax benefits	86	58	59
Favorable resolution of federal tax matters	(1)	(17)	(78)
Other items, net	(44)	(1)	(46)

Provision for income taxes from continuing operations	$766	$673	$431

Effective tax rate	37.0%	37.2%	30.4%

In 2007, 2006 and 2005, the resolution of prior years’ federal tax matters resulted in a reduction of income tax expense of $1 million, $17 million and $78 million, respectively. The 2006 adjustment finalizes the IRS’s audit of tax returns for the years 1986 through 2001.

In 2005, RAI received a $76 million cash distribution from a foreign subsidiary under the provisions of the American Jobs Creation Act. The provisions of the Act provide for a one-time repatriation of foreign earnings of an affiliate at a net 5.25% tax rate if the earnings are repatriated under a Qualified Domestic Reinvestment Plan, referred to as a QDRP. The earnings were repatriated under a QDRP, resulting in a net tax of 5.25% on the cash distribution.

As of December 31, 2007, there were $83 million of accumulated and undistributed income of foreign subsidiaries. RAI plans to reinvest these earnings abroad indefinitely. Accordingly, no applicable deferred income taxes have been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, RAI recorded an adjustment to tax expense included in discontinued operations of $1 million related to the gain on the 1999 sale of RJR’s international tobacco business.

In 2007, 2006 and 2005, RAI recorded an adjustment of $1 million, $74 million and $55 million, respectively, to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.8 billion.

As of December 31, 2007, the deferred tax benefits included in accumulated other comprehensive loss were $192 million for retirement benefits and $8 million for unrealized losses on short-term investments. For the year ended December 31, 2006, the tax benefits included in accumulated other comprehensive loss were $264 million for retirement benefits.

Note 11 —	Borrowing Arrangements

On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, referred to as the RAI Credit Facility, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The RAI Credit Facility amends and restates RAI’s prior credit agreement dated May 31, 2006.

The prior credit agreement provided for a five-year, $550 million senior secured revolving credit facility, which could be increased to $800 million at the discretion of the lenders upon the request of RAI and a six-year, $1.55 billion senior secured term loan. On June 21, 2007, RAI prepaid in full, using available cash and the net proceeds of a notes offering as described in note 12 below, the $1.54 billion principal amount outstanding under such term loan, plus accrued interest thereon.

The RAI Credit Facility contains, among others, the following restrictive covenants that limit, and in some circumstances prohibit, the ability of RAI and its subsidiaries to:

•	incur or guarantee additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create, incur or assume liens;

•	engage in mergers, acquisitions and consolidations;

•	sell assets;

•	issue or sell capital stock of subsidiaries;

•	exceed a Consolidated Total Leverage Ratio of 3.25:1.00; and

•	fall below a Consolidated Interest Coverage Ratio of 3.00:1.00.

These covenants are subject to a number of qualifications and exceptions.

The maturity date of the RAI Credit Facility is June 28, 2012, which date may be extended in two separate one-year increments.

The RAI Credit Facility contains customary events of default, including upon a change in control, that could result in the acceleration of all amounts and cancellation of all commitments outstanding thereunder.

RAI is able to use the RAI Credit Facility for borrowings and issuances of letters of credit at its option. Issuances of letters of credit reduce availability under the facility. As of December 31, 2007, there were no borrowings, and $22 million of letters of credit outstanding, under the RAI Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the RAI Credit Facility, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee of between 0.25% and 1.0% per annum on the unused portion of the facility. During 2007, RAI paid $4 million in commitment fees.

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

Certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, have guaranteed RAI’s obligations under the RAI Credit Facility.

RAI has pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the RAI Credit Facility. In addition, the Guarantors generally have pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the RAI Credit Facility, including the stock, indebtedness and other obligations held by or owing to such Guarantor. However, the pledge of RJR and its direct and indirect subsidiary Guarantors is limited to the stock of RJR’s direct, wholly owned subsidiary, RJR Tobacco. RAI’s direct, wholly owned subsidiaries, Lane and Santa Fe, have pledged substantially all of their personal property, but no real property.

Under the terms of the RAI Credit Facility, at such time as RAI has obtained a corporate credit rating of investment grade with not worse than stable outlooks from each of Moody’s and S&P, the security for the facility will, generally, be released automatically.

Pursuant to the RAI Credit Facility, in the event of RAI’s exposure under any hedging arrangement with a lender, RAI’s obligations under such hedging arrangement will be guaranteed by the same entities and secured by the same assets as under the facility.

As of December 31, 2007, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Long-Term Debt

Long-term debt, net of discount and including fair value of adjustments associated with interest rate swaps, as of December 31 consisted of the following:

	2007	2006

RJR 8.5% unsecured notes, due 2007	$—	$7
RJR 8.75% unsecured notes, due 2007	—	22
RJR 9.25% unsecured notes, due 2013	60	60
RJR 6.5% guaranteed, unsecured notes, due 2007	—	63
RJR 6.5% guaranteed, unsecured notes, due 2010	—	1
RJR 7.25% guaranteed, unsecured notes, due 2012	60	84
RJR 7.3% guaranteed, unsecured notes, due 2015	1	1
RJR 7.875% guaranteed, unsecured notes, due 2009	11	14

Total RJR debt	132	252

RAI 6.5% guaranteed, secured notes, due 2007	—	236
RAI 6.5% guaranteed, secured notes, due 2010	299	299
RAI 6.75% guaranteed, secured notes, due 2017	754	—
RAI 7.25% guaranteed, secured notes, due 2012	418	379
RAI 7.25% guaranteed, secured notes, due 2013	622	621
RAI 7.25% guaranteed, secured notes, due 2037	447	—
RAI 7.3% guaranteed, secured notes, due 2015	199	199
RAI 7.625% guaranteed, secured notes, due 2016	806	771
RAI 7.75% guaranteed, secured notes, due 2018	249	249
RAI 7.875% guaranteed, secured notes, due 2009	189	185
RAI floating rate, guaranteed, secured notes, due 2011	400	—
RAI floating rate, guaranteed, secured term loan, due 2012	—	1,542

Total RAI debt	4,383	4,481

Total debt	4,515	4,733
Current maturities of long-term debt	—	(344)

	$4,515	$4,389

As of December 31, 2007, the maturities of RAI’s and RJR’s notes, net of discount and excluding fair value adjustments associated with interest rate swaps, were as follows:

Year	RAI	RJR	Total

2008	$—	$—	$—
2009	189	11	200
2010	299	—	299
2011	400	—	400
2012	391	57	448
Thereafter	2,989	60	3,049

	$4,268	$128	$4,396

In June 2007, RAI completed the sale of $1.55 billion in aggregate principal amount of secured notes, consisting of $400 million of floating rate notes due June 15, 2011, $700 million of 6.75% notes due June 15, 2017,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $450 million of 7.25% notes due June 15, 2037. These notes were sold under RAI’s shelf registration statement filed with the SEC in June 2007. The net proceeds from the offering, together with available cash, were used to prepay in full the principal balance of $1.54 billion of a term loan, together with accrued interest.

In 2006, RAI commenced two private offerings to exchange up to $1.45 billion of RJR’s outstanding guaranteed, secured notes for like principal amounts of new RAI guaranteed, secured notes. The offer was made to certain institutional holders of the RJR notes. Each new series of RAI notes has identical terms as the corresponding series of RJR notes with respect to interest rates, redemption terms and interest payment and maturity dates. In conjunction with the exchange offer, consents were solicited from the RJR noteholders to eliminate substantially all of the restrictive covenants and to eliminate an event of default from the RJR indentures governing the series of RJR notes subject to the exchange offer. The requisite number of consents were received, and, as a result, the remaining RJR notes are now unsecured.

At the closing of the second exchange offer in February 2007, the residual $114 million aggregate principal amount of RJR notes under the amended RJR indentures were unsecured, but remain guaranteed by certain of RJR’s subsidiaries, including RJR Tobacco, and RJR’s parent, RAI.

In June 2007, $46 million of the RJR guaranteed, unsecured notes and $254 million of the RAI guaranteed, secured notes matured and were repaid. In July 2007, $29 million of RJR unsecured notes matured and were repaid.

In conjunction with their obligations under the RAI Credit Facility, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and the Conwood companies guarantee RAI’s secured notes. RJR has pledged its RJR Tobacco common stock as collateral for RAI’s secured notes. Also, RJR Tobacco’s material subsidiaries and certain Conwood companies have pledged their principal properties to secure these obligations. These assets constitute a portion of the security for the obligations of RAI and the Guarantors under the RAI Credit Facility. The collateral securing RAI’s secured notes will be released automatically in certain circumstances. If these assets are no longer pledged as security for the obligations of RAI and the Guarantors under the RAI Credit Facility, or any other indebtedness of RAI, they will be released automatically as security for RAI’s secured notes and the related guarantees. Generally, the terms of RAI’s guaranteed secured notes restrict the pledge of collateral and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries. The audited financial statements of RJR Tobacco are included as Exhibit 99.1 to this Form 10-K, pursuant to Rule 3-16 of Regulation S-X of SEC regulations, relating to RJR’s pledge of its RJR Tobacco common stock.

The estimated fair value of RAI’s and RJR’s outstanding long-term notes, net of current portion, was $4.6 billion and $3.0 billion with an effective average rate of 6.76% and 7.24%, as of December 31, 2007 and 2006, respectively. The estimated fair value of RAI’s outstanding term loan was $1.6 billion as of December 31, 2006. The fair values are based on available market quotes and discounted cash flows, as appropriate.

At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed rate notes, in whole or in part, at any time, subject to the payment of a make-whole premium. The floating rate notes are redeemable at par beginning 18 months after issuance.

Note 13 —	Financial Instruments

Interest Rate Management

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Swaps existed on the following principal amount of debt as of December 31:

	2007	2006

RJR 6.5% unsecured notes, due 2007	$—	$63
RJR 7.25% unsecured notes, due 2012	57	82

Total swapped RJR debt	57	145

RAI 6.5% secured notes, due 2007	—	237
RAI 7.25% secured notes, due 2012	393	368
RAI 7.625% secured notes, due 2016	450	—
RAI 6.75% secured notes, due 2017	700	—

Total swapped RAI debt	1,543	605

Total swapped debt	$1,600	$750

In February 2007, $42 million of RJR notes with swap agreements were exchanged for RAI notes with the associated swaps assigned to RAI. In June 2007, swaps related to $46 million of RJR debt and $254 million of RAI debt were settled.

On June 21, 2007, RAI entered into swap agreements with respect to $450 million and $700 million of notes with fixed rates of 7.625% and 6.75%, due in 2016 and 2017, respectively.

The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of December 31, 2007, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $119 million and $15 million at December 31, 2007 and 2006, respectively, included in other assets and deferred charges and is equal to the increase in the fair value of the hedged long-term debt.

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

Tobacco Litigation — General

Introduction

Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI and RJR, or indemnitees, including B&W. These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by the companies. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings relating to the smokeless tobacco products manufactured by the Conwood companies are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed $1 million, $4 million and $36 million during 2007, 2006 and 2005 respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

Defenses

The defenses raised by RJR Tobacco, the Conwood companies and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and the Conwood companies, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. In the third quarter of 2007, RJR Tobacco accrued $6 million related to unfavorable judgments in two individual plaintiff’s cases tried in conjunction with the Engle v. R. J. Reynolds Tobacco Co. case. On February 8, 2008, RJR Tobacco paid $5.9 million relating to those judgments, which amount was determined using the total amount of verdicts together with accrued interest beginning November 7, 2000. Additional interest, if any, determined by the trial court will be immaterial to the Company. With the exception of two Engle-related verdicts, and for the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable.

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

Except for verdicts in two individual smoking and health cases tried as part of the Engle class-action case mentioned above, no liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2007. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims asserted by Japan Tobacco, Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.

Generally, RJR Tobacco and its affiliates and indemnitees have not settled, and currently RJR Tobacco and its affiliates do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims.

The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the Master Settlement Agreement and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the Master Settlement Agreement to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits.”

The circumstances surrounding the MSA and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates and indemnitees. The claims underlying the MSA were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA.”

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

The pending U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the MSA. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. These claims were dismissed, and the only claim remaining in the case involves alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. A comprehensive discussion of this case is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases.”

As with claims that were resolved by the MSA, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during negotiations concerning a possible nation-wide settlement of claims similar to those underlying the MSA.

DeLoach v. Philip Morris Cos., Inc., an antitrust case, was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The few antitrust cases pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws.

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

The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation currently is recorded in RAI’s consolidated balance sheet as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco or its affiliates or indemnitees, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters against RJR Tobacco or its affiliates or indemnitees.

Similarly, smokeless tobacco litigation is subject to many uncertainties. Notwithstanding the quality of defenses available to the Conwood companies, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters against the Conwood companies.

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

During the fourth quarter of 2007, 314 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2007, there were 1,399 cases, including 686 individual smoker cases pending in West Virginia state court as a consolidated action and 466 Engle Progeny Cases, defined below, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,237 on December 31, 2006, and 1,270 on December 31, 2005, pending in the United States against RJR Tobacco or its affiliates or indemnitees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2008, 973 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 968 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 968 total U.S. cases, 28 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,622 Broin II or the 866 Engle Progeny Cases, as discussed below, pending as of February 1, 2008. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of February 1, 2008, exclusive of the Broin II and Engle Progeny Cases:

	Number of
State	U.S. Cases

West Virginia	692	*
Maryland	52
Florida	30
Mississippi	28
New York	25
Missouri	24
Louisiana	17
California	12
Illinois	8
New Jersey	6
Connecticut	4
Ohio	4
Pennsylvania	4
Delaware	3
District of Columbia	3
Georgia	3
Kentucky	3
Washington	3
Alabama	2
Arizona	2
Kansas	2
Maine	2
Michigan	2
Minnesota	2
New Mexico	2
North Carolina	2
Oregon	2
South Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1

Total	968	**

*	687 of the 692 cases are pending as a consolidated action In re: Tobacco Litigation Personal Injury Cases, Circuit Court, Ohio County, West Virginia, consolidated January 11, 2000. The initial phase of the trial of these cases was scheduled to begin on March 18, 2008, but on February 11, 2008, the trial court stayed the trial of the initial phase indefinitely pending the U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class action filed in August 2005 in the United States District Court for the District of Maine. On February 25, 2008, the U.S. Supreme Court denied the defendants’ petition for certiorari asking the Court to review the trial plan.

**	Of the 968 pending U.S. cases, 42 are pending in federal court, 925 in state court and 1 in tribal court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of February 1, 2008, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of October 12, 2007, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, filed with the SEC on November 1, 2007, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	October 12, 2007	Page
Case Type	of February 1, 2008	Increase/(Decrease)	Reference

Individual Smoking and Health	872	(210)	93
Engle Progeny (Number of Plaintiffs)*	866 (2,366)	716	94
Broin II	2,662	39	95
Class-Action	18	1	95
Health-Care Cost Recovery	3	No Change	101
MSA-Enforcement and Validity	61	9	105
Antitrust	3	No Change	107
Other Litigation	11	2	109

*	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed.

Three pending cases against RJR Tobacco and B&W have attracted significant media attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.

In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of February 1, 2008, RJR Tobacco had been served in 866 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 2,366 plaintiffs. The number of cases will increase due to a delay in the processing of cases in the Florida court system.

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal. Briefing is scheduled to conclude on May 19, 2008.

In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nation-wide class of “lights” smokers. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. Oral argument occurred on July 10, 2007. A decision is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For a detailed description of these cases, see “— Class-Action Suits — Engle Case,” “— Health-Care Cost Recovery Cases — Department of Justice Case” and “— Class-Action Suits — ‘Lights’ Cases” below.

In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA, including the four other state settlement agreements:

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

The aggregate cash payments made by RJR Tobacco under the MSA were $2.6 billion, $2.6 billion and $2.7 billion in 2007, 2006 and 2005, respectively. RJR Tobacco estimates its payments will be approximately $2.8 billion in 2008 and each year thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Health-Care Cost Recovery Cases — MSA” below for a detailed discussion of the MSA, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. The following table lists the trial schedule, as of February 1, 2008, for RJR Tobacco or its affiliates and indemnitees through December 31, 2008.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

July 7, 2008	Washington v. R. J. Reynolds Tobacco Co. [MSA Enforcement]	RJR Tobacco	Superior Court King County (Seattle, WA)
August 4, 2008	Goldberg v. Brown & Williamson [Individual]	RJR Tobacco, B&W	U.S. District Court Southern District of Florida (West Palm Beach, FL)
August 25, 2008	Smith v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court Eastern District (New Orleans, LA)
August 29, 2008	Nichols v. Philip Morris USA, Inc. [Individual]	RJR Tobacco	Superior Court San Diego County (San Diego, CA)
September 8, 2008	Vermont v. R. J. Reynolds Tobacco Co. [MSA Enforcement (Eclipse)]	RJR Tobacco	Superior Court Chittenden County (Burlington, VT)
September 8, 2008	Fabiano v. Philip Morris, Inc. [Individual]	RJR Tobacco, B&W	NY Supreme Court New York County (New York, NY)
September 8, 2008	Hausrath v. Philip Morris USA, Inc. [Individual]	B&W	NY Supreme Court Erie County (Buffalo, NY)
October 7, 2008	Frye v. Philip Morris USA, Inc. [Individual]	RJR Tobacco, B&W	Circuit Court Jefferson County (Fayette, MS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

October 27, 2008	Janoff v. Philip Morris, Inc. [Broin II]	RJR Tobacco, B&W	Circuit Court 11th Judicial Circuit Miami-Dade County (Miami, FL)

Trial Results.  From January 1, 1999 through February 1, 2008, 54 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 37 cases, including four mistrials, tried in Florida (11), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).

Additionally, from January 1, 1999 through February 1, 2008, verdicts were returned in 21 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 12 cases — four in Florida, three in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois.

Two cases were tried in 2007 in which RJR Tobacco was a defendant. In Whiteley v. R. J. Reynolds Tobacco Co., on May 2, 2007, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris. On May 9, 2007, the jury returned a punitive damages verdict award of $250,000 against RJR Tobacco only. On September 5, 2007, the court denied RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its appeal on October 3, 2007. In Menchini v. Philip Morris USA, Inc., a Broin II case, on November 16, 2007, a jury returned a verdict in favor of the defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried and remain pending as of February 1, 2008, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006, affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, on February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the damages verdicts mentioned above, which amount was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case.
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal on July 3, 2007. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal limited the size of the class, and rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The defendants application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The deadline for the defendants to file a writ of certiorari with the U.S. Supreme Court is April 7, 2008.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals affirmed the compensatory damages award but ordered a new trial on punitive damages. The Missouri Supreme Court accepted transfer of the case from the court of appeals. Oral argument was heard on February 13, 2008. A decision is pending.
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. Oral argument occurred on December 12, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The government has requested the defendants pay a total of approximately $1.9 million in costs. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. In May 2007, the court of appeals issued a briefing schedule that extends through May 19, 2008. Briefing is scheduled to conclude on May 19, 2008.
May 2, 2007	Whiteley v. R. J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	On September 5, 2007, the court denied RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its notice of appeal on October 3, 2007.

Individual Smoking and Health Cases

As of February 1, 2008, 872 individual cases, including 687 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II or Engle Progeny Cases discussed below. A total of 866 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2007, to December 31, 2007, or remained on appeal as of December 31, 2007.

In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris on May 2, 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco on May 9, 2007. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco filed its notice of appeal to the Court of Appeal for the State of California, First Appellate District, on October 3, 2007.

On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. Oral argument occurred on May 16, 2007. On December 28, 2007, the Pennsylvania Supreme Court remanded the case to the Eastern District of the Superior Court for further review.

On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, a jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W, seeking $270 million in compensatory damages, unspecified punitive damages, attorneys’ fees, costs and disbursements. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to cease smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W, $2 million to American Tobacco, a predecessor company to B&W, and $6 million to each of the Council for Tobacco Research and the Tobacco Institute. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages.

After all post-trial motions, and appeals therefrom, were denied, judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages, the original jury award reduced by 50%, and $5 million in punitive damages, the amount to which the plaintiff stipulated. On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. The Missouri Supreme Court agreed to accept transfer of the case from the court of appeals. Oral argument was heard on February 13, 2008. A decision is pending.

On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006.

Engle Progeny Cases

Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of February 1, 2008, RJR Tobacco had been served in 866 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 2,366 plaintiffs. On July 27, 2007, the defendants, including RJR Tobacco, filed a motion for transfer of 25 pending cases in the U.S. District Court, Middle District of Florida, for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. On December 12, 2007, the Judicial Panel on Multidistrict Litigation denied defendants’ motion to transfer to a single court all federal court cases. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.

Broin II Cases

As of February 1, 2008, there were 2,662 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.

On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in airplane cabins, that is, specific causation. Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided during the period from January 1, 2007 to December 31, 2007, or remained on appeal or were otherwise pending as of December 31, 2007.

In Janoff v. Philip Morris, Inc., a case filed in February 2000 in Circuit Court, Miami-Dade County, Florida, a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from, among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The new trial is scheduled for October 27, 2008.

In Menchini v. Philip Morris USA, Inc., a case filed in August 2000 in Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on November 16, 2007, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement.

Class-Action Suits

Overview.  As of February 1, 2008, 18 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon and West Virginia. All pending class-action cases are discussed below.

The pending class-actions against RJR Tobacco or its affiliates or indemnitees include nine cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RICO statute. Such suits are pending in state or federal courts in Florida, Illinois, Minnesota, Missouri and New York.

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions.

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, in which the class was ultimately decertified, and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York.

Medical Monitoring and Smoking Cessation Cases.  On November 5, 1998, in Scott v. American Tobacco Co., a case filed in May 1996 in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. The plaintiffs allege that their use of the defendants’ products caused them to become addicted to nicotine. Opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking.

On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million, that is, the portions for RJR Tobacco and B&W, towards the bond. On February 7, 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest and struck eight of the twelve components of the smoking cessation program. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. Plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. There is currently no final judgment for a specific amount of damages, and the appellate court remanded the case to the trial court for further proceedings, which will likely lead to additional appellate review if any new judgment is entered. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The deadline for the defendants to file a writ of certiorari with the U.S. Supreme Court is April 7, 2008.

In addition to the Scott case, one other medical monitoring class-action remains pending against RJR Tobacco, B&W, and other cigarette manufacturers. In Lowe v. Philip Morris, Inc., a case filed in November 2001 in Circuit Court, Multnomah County, Oregon, a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. On September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal. The Oregon Supreme Court heard argument on September 5, 2007. A decision is pending.

Engle Case.  Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a case filed in May 1994, and pending in Circuit Court, Miami-Dade County, Florida, in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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

On July 6, 2006, the court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized former class members to avail themselves of those findings under certain conditions in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision became final. The court specified that the class is confined to those Florida citizen residents who suffered or died from smoking-related illnesses that “manifested” themselves on or before November 21, 1996, and that were caused by an addiction to cigarettes. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations. Finally, the court reversed the Third District Court of Appeal’s 2003 ruling that class counsel’s improper statements during trial required reversal.

On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of February 1, 2008, 866 individual cases were filed in Florida as a result of the Engle decision. For further information on the individual cases, see “— Engle Progeny Cases” above. These cases include approximately 2,366 plaintiffs.

On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On October 1, 2007, the defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, the verdicts in favor of Mary Farnan and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Angie Della Vecchia, mentioned above, became final. On February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the compensatory damages verdicts mentioned above, which amount was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000. A final computation of interest due on those judgments will be determined by the trial court in 2008.

Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida, was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court has completed its review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case.

California Business and Professions Code Cases.  On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a case filed in April 1998 in Superior Court, San Diego County, California, a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business and Professions Code § 17200 and § 17500. The plaintiffs alleged that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On August 2, 2007, the California Supreme Court affirmed the California Court of Appeal. On November 30, 2007, the plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court.

On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the same judge as in Daniels granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. Supplemental briefing is underway. Oral argument has not yet been scheduled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Lights” Cases.  As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Florida (2) and New York (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

The seminal “lights” class-action case involved RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class on November 14, 2001. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied on July 11, 2003. On October 17, 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal and remanded the case to the circuit court.

In Howard v. Brown & Williamson Tobacco Corp., another case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class on December 18, 2001. On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case mentioned above. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005.

In the event RJR Tobacco and its affiliates or indemnitees lose the Turner or Howard cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below.

In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. The plaintiffs’ motion for class certification is scheduled to be heard on April 16, 2008. As discussed in the prior paragraph, this case and certain other cases have been reassigned to a single general division.

In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment in favor of the defendants on preemption grounds and remanded the case to the District Court of Hennepin County. On January 28, 2008, RJR Tobacco filed a motion to stay its January 3, 2008 petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc.

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005 to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. On February 1, 2008, the court stayed the case until the completion of the appeal in Dahl v. R. J. Reynolds Tobacco Co.

Rios v. R. J. Reynolds Tobacco Co., a case filed in February 2002 in Circuit Court, Palm Beach County, Florida is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc., a “lights” class-action case filed in February 2001 in Circuit Court, Palm Beach County, Florida against Phillip Morris only. On January 14, 2008, the Florida Supreme Court refused to hear plaintiff’s appeal in Hines v. Philips Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR.

Finally, in Rivera v. Brown & Williamson Tobacco Corp., a case filed in October 2006 in Circuit Court, Broward County, Florida, B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and answered the complaint on November 22, 2006. On September 10, 2007, the court stayed the case until disposition of Hines v. Philip Morris, Inc.

Other Class Actions.  In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. On July 11, 2006, the plaintiffs filed a motion for class certification.

Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, is an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Cases.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1,000,000 in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class is brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multi-district litigation filed in In Re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.

Finally, in Jones v. American Tobacco Co., Inc., a case filed in December 1998 in Circuit Court, Jackson County, Missouri, the defendants removed the case to the U.S. District Court for the Western District of Missouri on February 16, 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.

Broin Settlement.  RJR Tobacco, B&W and other cigarette manufacturer defendants settled Broin v. Philip Morris, Inc. in October 1997. This case had been brought in Florida state court on behalf of flight attendants alleged to suffer from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in airplane cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases, discussed above, arose out of the settlement of this case.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of February 1, 2008, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below.

MSA.  In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recover state funds paid for health care and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements with each such state.

On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. Effective on November 12, 1999, the Master Settlement Agreement settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and released various additional present and future claims.

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA, including the settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and related information for 2005 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

										2011 and
	2005	2006	2007	2008		2009		2010		thereafter

First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204
Remaining States’ Settlement:
Annual Payments (1)	7,004	7,004	7,004		8,004		8,004		8,004		8,004
Base Foundation Funding	25	25	25		25		—		—		—
Growers’ Trust (2)	500	500	500		500		295		295		—
Offset by federal tobacco buyout (2)	(500)	(500)	(500)		(500)		(295)		(295)		—

Total	$8,389	$8,389	$8,389		$9,389		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
Settlement expenses	$2,600	$2,611	$2,821		—		—		—		—
Settlement cash payments	$2,732	$2,631	$2,616		—		—		—		—
Projected settlement expenses	—	—	—	$	>2,750	$	>2,800	$	>2,800	$	>2,800
Projected settlement cash payments	—	—	—	$	>2,800	$	>2,750	$	>2,800	$	>2,800

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, apparel and other merchandise, outdoor and transit advertising, payments for product placement, free sampling and lobbying. Furthermore, the MSA required the dissolution of three industry-sponsored research and trade organizations.

The MSA has materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA.

Department of Justice Case.  On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The non-jury, bench trial began in September 2004, and closing arguments concluded on June 10, 2005.

On August 17, 2006, the court found certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, but did not impose any direct financial penalties. The court instead enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural.” The court also ordered defendants to issue “corrective communications” on five subjects, including smoking and health and addiction, and to comply with further undertakings, including maintaining web sites of historical corporate documents and disseminating certain marketing information on a confidential basis to the government. In addition, the court placed restrictions on the ability of the defendants to dispose of certain assets for use in the United States, unless the transferee agrees to abide by the terms of the court’s order, and ordered the defendants to reimburse the U.S. Department of Justice its taxable costs incurred in connection with the case.

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

The stay of the district court’s order suspends the enforcement of the order pending the outcome of the defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order, such as the ban on certain brand style descriptors and the corrective advertising requirements, would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order, such as the costs of changing its current packaging to conform to the ban on certain brand descriptors and the costs of corrective communications. Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order were ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.

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

On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants, including RJR Tobacco was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action, filed in January 2001, and pending in Supreme Court, British Columbia. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. Trial is scheduled for September 6, 2010.

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

Native American Tribe Cases.  As of February 1, 2008, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hospital Cases.  As of February 1, 2008, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for January 11, 2010.

Other Cases.  On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case sought to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleged that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. The plaintiff’s appeal to the U.S. Court of Appeals for the First Circuit was denied on August 20, 2007. On November 14, 2007, the plaintiff filed a writ of certiorari with the U.S. Supreme Court, which was denied on January 22, 2008.

MSA-Enforcement and Validity

As of February 1, 2008, there were 61 cases concerning the enforcement, validity or interpretation of the MSA in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the MSA.

On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds, alleging that the MSA supposedly is inconsistent with the federal antitrust laws, for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law, the Cartwright Act, for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealed, and on September 26, 2007, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the lawsuit. On January 25, 2008, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court.

On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III (r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. On April 25, 2007, the court denied the State of Vermont’s motion to strike defendants’ demand for trial by jury. Trial is scheduled to begin on September 8, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 18, 2006, RJR Tobacco filed a suit in federal district court in the Western District of Washington, R.J. Reynolds Tobacco Company v. Seattle-King Co. Dept. of Public Health. In that litigation, RJR Tobacco sued the Department of Public Health of King County, Washington and the City of Seattle, Washington, seeking to invalidate, as a violation of the First Amendment and the Federal Cigarette Labeling and Advertising Act, ordinances banning the sampling of cigarettes. On December 21, 2006, the State of Washington moved to intervene, seeking to assert a claim against RJR Tobacco under the MSA. On February 6, 2007, the Court denied the State’s motion to intervene, and it granted RJR Tobacco’s motion for summary judgment against the original defendants. On March 6, 2007, the State appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. That appeal is pending. On a parallel track with this federal litigation, on January 18, 2007, the State of Washington filed suit against RJR Tobacco in State Superior Court in King County, Washington, alleging that RJR Tobacco’s federal litigation against King County and Seattle violated Section V of the MSA, which prohibits participating manufacturers from bringing facial challenges to the constitutionality or enforceability of certain tobacco control laws and regulations that predate the MSA. In this state litigation, State of Washington v. R.J. Reynolds Tobacco Company, RJR Tobacco’s motion to dismiss the complaint was denied on August 3, 2007. This state litigation otherwise is in its initial stages, and the parties have yet to conduct discovery. Trial is scheduled to begin on July 7, 2008.

In December, 2007, the states of California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington sued RJR Tobacco in their respective state courts under the MSA consent decree claiming, among other things, that a Rolling Stone magazine editorial section and an adjacent Camel Farm advertisement included cartoon images prohibited under the MSA. Each state seeks significant penalties. A hearing on the State of Ohio’s claims occurred on January 17, 2008 and February 8, 2008. The judge has taken the issue under advisement. Activity continues in each state. In Stewart v. RJR Tobacco, two artists groups have filed a class-action lawsuit in California state court against RJR Tobacco and Rolling Stone’s publisher, Wenner Media, claiming their mention in the editorial section violated their right of publicity.

NPM Adjustment Claims Generally.  The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other participating manufacturers, with all participating manufacturers referred to as PMs. Certain requirements must be satisfied before the NPM Adjustment for a given year is available: (1) an independent auditor designated under the MSA must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs, and (2)  in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss. When these two requirements are satisfied, the MSA provides that the NPM Adjustment applies to reduce the annual payment obligation of the PMs. However, an individual settling state may avoid its share of the NPM Adjustment if it had in place and diligently enforced during the entirety of the relevant year a “Qualifying Statute” that imposes escrow obligations on NPMs that are comparable to what the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NPMs would have owed if they had joined the MSA. In such event, the state’s share of the NPM Adjustment is reallocated to other settling states, if any, that did not have in place and diligently enforce a Qualifying Statute.

NPM Adjustment Claim for 2003.  For 2003, the MSA independent auditor determined that the PMs suffered a market share loss sufficient to trigger an NPM Adjustment. In March 2006, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2003 market share loss. Based on these determinations, on April 17, 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor. On March 28, 2007, the independent auditor issued revised calculations that reduced RJR Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million. As a result, on April 19, 2007, RJR Tobacco instructed the independent auditor to release to the settling states approximately $32 million from the disputed payments account.

Following RJR Tobacco’s payment of a portion of its 2006 MSA payment into the disputed payments account, 37 of the settling states filed legal proceedings in their respective MSA courts seeking declaratory orders that they diligently enforced their Qualifying Statutes during 2003 and/or orders compelling RJR Tobacco and the other PMs that placed money in the disputed payments account to pay the disputed amounts to the settling states. In response, RJR Tobacco and other PMs, pursuant to the MSA’s arbitration provisions, moved to compel arbitration of the parties’ dispute concerning the 2003 NPM Adjustment, including the States’ diligent enforcement claims, before a single, nationwide arbitration panel of three former federal judges. The settling states opposed these motions, arguing, among other things, that the issue of diligent enforcement must be resolved by MSA courts in each of the 52 settling states and territories.

As of February 14, 2008, 47 out of 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 33 states, the orders compelling arbitration are final and/or non-appealable.

At this time, it is not possible to estimate a date by which arbitration of the dispute concerning the 2003 NPM Adjustment will commence or how many states will ultimately participate.

NPM Adjustment Claim for 2004.  During 2006, proceedings were initiated with respect to an NPM Adjustment for 2004. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and other PMs initiated the “significant factor” proceeding before the independent economic consultant called for under the MSA with respect to the 2004 NPM Adjustment. On February 12, 2007, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. On April 16, 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2004 NPM Adjustment as calculated by the MSA independent auditor.

NPM Adjustment Claim for 2005.  During 2007, proceedings were initiated with respect to an NPM Adjustment for 2005. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2005. On April 18, 2007, RJR Tobacco and other PMs initiated the “significant factor” proceeding called for under the MSA with respect to the 2005 NPM Adjustment. On February 7, 2008, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2005 market share loss.

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of February 1, 2008, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico. There is an additional antitrust case pending in the state of Michigan which alleges violation of the Robinson-Patman Act.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. On December 17, 2007, the Seward County District Court stayed the matter.

In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On August 14, 2006, the plaintiff appealed to the New Mexico Court of Appeals. The parties completed briefing of the issues on appeal on August 27, 2007, and await a decision.

In Qureshi v. R.J. Reynolds Tobacco Holdings, Inc., a case filed in May 2004, in the United States District Court for the Eastern District of Michigan, the court granted defendants’ motion for summary judgment on December 1, 2006, in an action brought against RJRT Tobacco and RJR, seeking to recover in excess of $100,000 in damages. The plaintiff alleges that he was denied participation in RJR Tobacco’s retail promotions in violation of the Robinson-Patman Act. On November 30, 2007, the Sixth Circuit Court of Appeals affirmed the dismissal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 11, 2006, Smith Wholesale filed another lawsuit against RJR Tobacco and its customer, H.T. Hackney Corp., in Carter County, Tennessee Circuit Court. Smith Wholesale sought $60 million in damages and a preliminary injunction against RJR Tobacco’s termination of Smith Wholesale’s direct-buying status. Smith Wholesale alleged that the defendants, through agreements with one another and other actions, engaged in a scheme to damage competition in the distribution of cigarettes and specifically to damage the plaintiff. The case was removed to federal court on January 26, 2006. On September 28, 2006, the court granted the plaintiff’s motion to remand the case back to the state court. On November 11, 2007, the Carter County Circuit Court dismissed the case with prejudice.

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

•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against, and purported to serve summonses on, JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co., Puerto Rico, referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991, through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling on February 18, 2004, but did not perfect its appeal until May 8, 2007. At the oral argument on October 29, 2007, the Court of Appeal announced a unanimous decision in favor of the companies’ position and dismissed the government’s appeal. A final written order dismissing the appeal was entered by the Court of Appeal on December 3, 2007.

A preliminary hearing was commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor had sufficient evidence supporting the criminal charges to justify a trial of the defendants that had been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and discharging the other six accused. JTI-MC and Mr. Lang have separately filed papers seeking an order quashing the order committing them to stand trial, and the government has filed papers seeking an order quashing the order discharging six of the accused. On December 19, 2007, JTI-MC abandoned its effort to have the order committing it to trial quashed. On February 19, 2008, the Superior Court of Justice in Ontario denied Mr. Lang’s request to quash the order committing him to trial. The court granted the government’s request to quash the order discharging six individuals and remanded the matter to the preliminary hearing judge for reconsideration.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 19, 2007, the court ordered that the case be scheduled for trial no later than December 31, 2008, subject to further order of the court.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to May 30, 2008. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, $4.3 billion Canadian; Ontario, $1.5 billion Canadian; New Brunswick, $1.5 billion Canadian; Quebec, $1.4 billion Canadian; British Columbia, $450 million Canadian; Nova Scotia, $326 million Canadian; Prince Edward Island, $75 million Canadian and Manitoba, $23 million Canadian. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and October 30, 2002, see below, and against JTI on January 11, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On December 14, 2007, the European Community and 26 Member States entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and Member States either had or might have had prior to December 14, 2007 against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory Member States agreed to release RJR and its affiliates from those same claims.

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

On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005.

On January 19, 2007, the court released decisions on RJR Tobacco’s two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument is scheduled for March 7, 2008. On July 9, 2007, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending Star’s lawsuit. The trial court has deferred that motion pending the appeal.

A Civil Investigative Demand, referred to as the CID, was issued by the Federal Trade Commission, referred to as the FTC, to RJR Tobacco on August 23, 2007, to determine whether RJR Tobacco’s advertising and marketing related to the Camel No. 9 cigarette brand may violate the FTC Act. The CID requires RJR Tobacco to produce documents and answer interrogatories. On January 7, 2008, RJR Tobacco certified as complete its production of documents to the FTC.

Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with an individual smoking and health case, Croft v. Akron Gasket in Cuyahoga County, Ohio. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the B&W business combination, RJR Tobacco agreed to indemnify Commonwealth for this claim to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined.

Smokeless Tobacco Litigation

As of February 1, 2008, the Conwood companies were a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. On December 3, 2001, the court severed the smokeless tobacco claims and defendants, and this litigation has been dormant.

Pursuant to a second amended complaint filed in September 2006, the Conwood companies are a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by the Conwood companies. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not presently a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery has commenced.

Tobacco Buyout Legislation and Related Litigation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.9 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial position and results of operations.

As noted above, the MSA Phase II obligations will be offset against the tobacco quota buyout obligations. Because growers in two states, Maryland and Pennsylvania, did not participate in the quota system, they are not eligible for payments under FETRA. Given that the assessments paid by tobacco product manufacturers and importers under FETRA would fully offset their MSA Phase II payment obligations, the growers in Maryland and Pennsylvania would no longer receive payments under the MSA Phase II program. Thus, the growers in these two states would not receive payment under either FETRA or the MSA Phase II program.

On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court issued an Order and Opinion granting summary judgment in favor of Maryland and Pennsylvania and denying summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On January 14, 2008, RJR Tobacco and the other tobacco manufacturer/settlors filed a petition seeking direct discretionary review by the North Carolina Supreme Court. A ruling on this motion is pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On July 23, 2007, the defendants filed their opposition to this motion, which remains pending. On November 19, 2007, the plaintiff filed a motion for class certification. This motion is fully briefed. Court ordered mediation is scheduled for May 14, 2008.

Employment Litigation

On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. As of February 22, 2008, 115 additional retail representatives have opted into the lawsuit. On September 6, 2007, the plaintiffs’ counsel filed a motion for conditional collective action certification pursuant to 29 U.S.C. Section 216(b) and for court-authorized notice, which was granted on October 26, 2007. A notice of the lawsuit was sent on January 23, 2008, to all current and former retail representatives employed during the past three-year time period. The notice allows retail representatives 90 days to join the lawsuit.

Environmental Matters

RAI and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to several superfund sites. RAI and its subsidiaries are not aware of any current environmental matters that are expected to have a material adverse effect on the business, results of operations or financial position of RAI or its subsidiaries.

Regulations promulgated by the U.S. Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial position of RAI or its subsidiaries.

Other Contingencies and Guarantees

In 2002, RJR Tobacco, through its majority owned subsidiary, R. J. Reynolds Tobacco C. V., an indirect wholly owned subsidiary of RAI and referred to as RJRTCV, and an affiliate of Gallaher Group Plc, referred to as Gallaher, formed a joint venture, with each party owning a 50% membership interest. The joint venture, R. J. Reynolds-Gallaher International Sarl, marketed American-blend cigarettes primarily in Italy, France and Spain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 18, 2007, an affiliate of Japan Tobacco Inc. acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement. Pursuant to the terms of the joint venture agreement, RJRTCV elected to terminate the joint venture prior to its expiration date. The joint venture terminated on December 31, 2007.

The joint venture agreement provides that upon a termination of the joint venture, the value of all of the trademarks each member of the joint venture or its affiliate has licensed to the joint venture, other than Natural American Spirit, would be calculated and the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount equal to one-half of the difference between the values of the parties’ respective trademarks. See note 23 for additional information on the termination of the joint venture.

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

RJR Tobacco, Santa Fe, the Conwood companies and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe, the Conwood companies and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.

Under certain circumstances, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities. See note 13 for further information.

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $20 million, $24 million and $36 million for 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments as of December 31, 2007, were as follows:

Noncancellable
Operating Leases

2008	$16
2009	14
2010	12
2011	9
2012	6
Thereafter	13

Total	$70

The B&W business combination restructuring accrual includes $36 million related to the lease obligations of the former B&W facilities included in the table above.

Note 15 —	Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2007, consisted of 100 million shares of preferred stock, par value $.01 per share, and 800 million shares of common stock, par value $.0001 per share. In May 2007, the shareholders of RAI approved an amendment to RAI’s amended and restated articles of incorporation increasing the number of authorized shares of RAI’s common stock to 800 million from 400 million. This increase maintains the ratio of authorized but unissued shares of common stock to shares outstanding at approximately the same ratio as existed prior to the two-for-one split of RAI common stock in 2006. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In 2007, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock, RAI common stock or common stock of the acquiring corporation having in either case a market value of two times the exercise price of the right.

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2007, 2006 and 2005:

	2007	2006	2005

First	$0.75	$0.625	$0.475
Second	$0.75	$0.625	$0.475
Third	$0.85	$0.75	$0.525
Fourth	$0.85	$0.75	$0.625

On February 5, 2008, RAI’s board of directors declared a quarterly dividend of $0.85 per share of RAI common stock or $3.40 on an annualized basis.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP. On February 6, 2007, the board of directors of RAI authorized the repurchase of $75 million of outstanding shares of RAI common stock to offset the dilution from restricted stock grants and the exercise of previously granted stock options under the LTIP. During 2007, RAI repurchased 991,956 shares of its common stock at an average per share price of $60.68 for a total of $60 million. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase.

Note 16 —	Stock Plans

SFAS No. 123(R), “Share-Based Payment,” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Upon retirement, the holder’s grant under the LTIP generally vests on a pro-rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate estimate of forfeitures related to retirement. Based on historical experience, the anticipated future forfeiture amount for other events is immaterial and, therefore, no estimate has been recorded.

As of December 31, 2007, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the LTIP.

The EIAP currently provides for (1) grants of deferred stock units to eligible directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to eligible directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 1,000,000 shares of common stock may be issued under this plan, of which 628,378 shares were available for grant as of December 31, 2007. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to the EIAP was $4 million for each of the years ended 2007, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the LTIP is 27,545,628 shares. Of this authorization, 9,453,572 shares were available for grant as of December 31, 2007.

Activity under the LTIP was as follows:

	Number				Number	Number
	of				of	of
	Shares				Shares	Shares
Grant Year	Granted	Grant Price	Type	Vesting Date	Cancelled	Vested

2004	972,432	N/A	Phantom Stock	Ratably over three years	152,770	819,662
2005	552,194	N/A	Phantom Stock	March 2, 2008	55,448	56,354
2006	507,060	$52.60	Restricted Stock	March 6, 2009	38,794	18,364
2006	9,084	$66.05	Restricted Stock	March 6, 2009	—	—
2007	373,082	$59.50	Restricted Stock	March 6, 2010	15,403	1,666
2007	1,244	$64.14	Restricted Stock	March 6, 2010	—	—
2007	34,825	N/A	Phantom Stock	34% on December 31, 2007	—	11,841
				66% on December 31, 2008

The phantom stock grants consist of performance shares awarded to eligible employees under the LTIP. These shares are payable in cash, based on the closing price of RAI stock on the date of vesting. The actual number of shares granted was fixed. The amount of the liability for these awards was remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends.

The restricted stock grants consist of restricted shares of RAI common stock awarded to eligible employees under the LTIP. These restricted shares were granted based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. Because the holder may elect greater than minimum tax withholding upon vesting, the 2006 grants are accounted for as liability-based, and the amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price and the portion of vesting period elapsed. The 2007 grants are accounted for as equity-based and compensation expense includes the vesting period elapsed.

Dividends are paid on restricted stock on the same basis as dividends on shares of RAI common stock, and are recognized as a reduction of equity. Related realized income tax benefits are recognized as an increase to additional paid-in-capital. The changes in restricted RAI common stock during 2007 were as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at beginning of year	511,670	$52.84
Granted	374,326	59.52
Forfeited	(50,273)	54.71
Vested	(19,480)	53.19

Outstanding at end of year	816,243	$55.78

Payments related to stock-based compensation, including dividends paid on phantom stock, were $20 million, $22 million and $15 million for the years ended 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense, including dividends on phantom stock, related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

	2007	2006	2005

2004 LTIP performance shares	$3	$17	$21
2005 LTIP performance shares	11	15	8
2006 LTIP restricted stock	10	10	—
2007 LTIP restricted stock	8	—	—

Total compensation expense	$32	$42	$29

Total related tax benefits	$12	$16	$12

The following amounts in the consolidated balance sheet as of December 31 related to the 2005 and 2007 LTIP performance share grants and the 2006 and 2007 LTIP restricted stock grants:

	2007	2006

Other current liabilities	$29	$14
Other noncurrent liabilities	19	30
Paid-in-capital	6	—

There were $29 million of unrecognized compensation costs related to restricted stock and performance shares, calculated at the December 31, 2007, ending stock price or original grant price, which are expected to be recognized over a weighted-average period of 1.6 years.

In the EIAP and the LTIP, options were granted primarily prior to 1999 and to a lesser extent through 2003, all of which are fully vested. For various price ranges, the weighted-average characteristics of stock options outstanding, all of which were exercisable at December 31, 2007, were as follows:

Options Outstanding as of December 31, 2007

		Average
		Remaining	Weighted
		Contractual	Average
Exercise Price Range	Shares	Life (Years)	Exercise Price

$13.05 - $16.85	444,273	2.1	$13.65
19.93	2,074	—	19.93
34.90	20,000	4.4	34.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding as of December 31, 2007, 42,800 were issued under the EIAP, and under the LTIP, 383,547 were issued prior to 1999 and 40,000 were issued in tandem with shares of restricted stock in 1999. The changes in RAI’s stock options during 2007, 2006 and 2005 were as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	513,924	$14.59	817,994	$14.90	1,026,022	$14.71
Expired	(2,588)	24.16	(61,232)	16.90	—	—
Exercised	(44,989)	14.13	(242,838)	15.05	(208,028)	13.94

Outstanding at end of year	466,347	14.59	513,924	14.59	817,994	14.90

Exercisable at end of year	466,347	14.59	513,924	14.59	817,994	14.90

The intrinsic value of options exercised was $2 million, $10 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2007, was $24 million. Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2007	2006	2005

Proceeds from exercise of stock options	$1	$4	$3
Excess tax benefits from stock-based compensation	2	4	12

Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	423,547	$13.54	9,453,572
Equity Compensation Plans Not Approved by Security Holders(1)	42,800	24.95	628,378

Total	466,347	14.59	10,081,950

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

Note 17 —	Retirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

As a result of the new funding requirements of the Pension Protection Act of 2006, referred to as the PPA, RAI and the Pension Benefit Guaranty Corporation amended and restated an agreement originally entered into in 1999. The amended agreement resulted in, among other things, RAI’s release of the accumulated excess contributions that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were held separately within the affected plan, sometimes referred to as credit balances, as allowed under the PPA and subjects RAI to the same contribution and other requirements of the PPA as other U.S. qualified defined benefit plans.

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Obligation at beginning of year	$5,293	$5,348	$1,490	$1,516
Assumed in business acquisition	—	45	—	37
Service cost	40	40	6	5
Interest cost	313	308	91	86
Actuarial gain	(182)	(76)	—	(45)
Plan amendments	2	—	—	(3)
Benefits paid	(379)	(374)	(102)	(106)
Curtailment/special termination benefits	1	2	—	—

Obligation at end of year	$5,088	$5,293	$1,485	$1,490

Change in plan assets:
Fair value of plan assets at beginning of year	$5,110	$4,469	$374	$350
Acquired in business acquisition	—	35	—	—
Actual return on plan assets	391	667	22	52
Employer contributions	299	313	70	78
Benefits paid	(379)	(374)	(102)	(106)

Fair value of plan assets at end of year	$5,421	$5,110	$364	$374

Funded status	$333	$(183)	$(1,121)	$(1,116)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	$465	$—	$—	$—
Accrued benefit — other current liability	(6)	(6)	(80)	(66)
Accrued benefit — long-term retirement benefits	(126)	(177)	(1,041)	(1,050)

Net amount recognized	333	(183)	(1,121)	(1,116)
Accumulated other comprehensive loss — SFAS No. 158 (excluding tax)	302	481	196	201

Net amounts recognized in the consolidated balance sheets	$635	$298	$(925)	$(915)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total
	2007	2007	2007	2006	2006	2006

Prior service cost (credit)	$17	$(28)	$(11)	$17	$(40)	$(23)
Net actuarial loss	285	224	509	464	241	705
Deferred income taxes	(116)	(76)	(192)	(186)	(78)	(264)

Accumulated other comprehensive loss	$186	$120	$306	$295	$123	$418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in accumulated other comprehensive loss during 2007 were as follows:

	Pension	Postretirement
	Benefits	Benefits	Total

Prior service cost	$2	$—	$2
Net actuarial (gain) loss	(137)	6	(131)
Amortization of prior service cost (credit)	(2)	12	10
Amortization of net loss	(42)	(23)	(65)
Deferred income taxes	70	2	72

Accumulated other comprehensive loss	$(109)	$(3)	$(112)

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.50%	6.10%	6.50%	6.10%
Rate of compensation increase	4.97%	4.98%	5.00%	5.00%

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $4,931 million and $5,097 million for years ended December 31, 2007 and 2006, respectively.

Pension plans experiencing accumulated benefit obligations in excess of plan assets are summarized below:

	December 31,
	2007	2006

Projected benefit obligation	$122	$613
Accumulated benefit obligation	$103	$585
Plan assets	$—	$486

The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Components of total benefit cost (income):
Service cost	$40	$40	$51	$5	$5	$6
Interest cost	314	308	305	91	86	85
Expected return on plan assets	(436)	(368)	(334)	(27)	(28)	(25)
Amortization of prior service cost (credit)	2	2	2	(12)	(12)	(15)
Amortization of net loss	42	70	71	23	21	21

Net periodic benefit cost (income)	(38)	52	95	80	72	72
Curtailment/special benefits	1	2	3	—	—	(13)
Adjustment for deferring cap	—	—	—	—	—	9
Settlements	—	—	2	—	—	—

Total benefit cost (income)	$(37)	$54	$100	$80	$72	$68

The estimated net loss and prior service cost for pension plans that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $19 million and $2 million, respectively. The estimated net loss and prior service cost for the postretirement plans that are expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized from accumulated other comprehensive loss into net postretirement health care costs during 2008 are $19 million and ($12) million, respectively.

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.10%	5.90%	6.05%;5.70%(1)	6.10%	5.91%	6.05%;5.70%;5.75%(2)
Expected long-term return on plan assets	8.74%	8.74%	8.79%	8.00%	8.00%	8.50%
Rate of compensation increase	4.97%	4.98%	4.97%	5.00%	5.00%	5.00%

(1)	The January 1, 2005 overall beginning discount rate of 6.05% was changed to 5.70% for the period from April 30, 2005 to December 31, 2005, for plans impacted by the sale of the packaging operations.

(2)	The January 1, 2005 overall beginning discount rate of 6.05% was changed for only the RJR Tobacco benefit plans prior to the B&W business combination, to a discount rate of 5.70% for the period from April 30, 2005 to September 15, 2005, and a discount rate of 5.75% was used for the period from September 16, 2005 to December 31, 2005.

RAI generally uses a hypothetical bond matching analysis to determine the discount rate.

In 2000, RJR offered to its current and retired employees who had earned non-qualified pension benefits a one-time opportunity to elect to have at least 75% of their total earned qualified and non-qualified pension benefits funded over a three-year period. The benefit cost of this program was $2 million in 2005 and was completed in 2005.

RAI incurred special benefit costs of $1 million in 2007 due to RJR Tobacco reorganizations. RAI incurred curtailment costs of $2 million in 2006 due to early retirements under a non-qualified pension plan.

In 2005, RJR Tobacco sold its packaging operations and terminated the packaging employees. The curtailment/special benefits related to this transaction were $3 million pension expense and $13 million postretirement income, included as a component of the net $24 million loss on sale of assets during 2005.

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

SFAS Nos. 87 and 106 permit the delayed recognition of asset fund gains and losses in ratable periods of up to five years. RAI uses a five-year period wherein asset fund gains and losses are reflected in the expense calculation at 20% per year, beginning the year after the gains or losses occur. In 2007, an increase in the discount rate and additional funding resulted in a decrease of funded status through a benefit of $184 million, $112 million after tax, to accumulated other comprehensive loss. In 2006, an increase in the discount rate, additional funding, and higher than expected asset returns resulted in a decrease of additional minimum pension liabilities through a benefit of $808 million, $491 million after tax, to accumulated other comprehensive loss.

Plan assets are invested using a combination of active and passive investment strategies. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases, and interest rate exposures, while focusing primarily on security selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets against related benchmark indices. Investment manager performance is evaluated against these targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowable investment types include U.S. equity, non-U.S. equity, global equity, fixed income, real estate, private equity investment, hedge funds and global tactical asset allocation. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. U.S. equities are composed of common stocks of large, medium and small companies. Non-U.S. equities include equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both U.S. and non-U.S. securities. Fixed income includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. The private equity investments consist of the unregistered securities of private and public companies. Hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets.

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

The target postretirement asset allocation is 43% U.S. equity investments, including private equity investments, 38% debt securities, 17% non-U.S. equity investments, 1% hedge fund investments, 1% real estate and other, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	Pension Plans
	2007	2006

Asset Category:
Equities	58%	60%
Fixed income	27%	25%
Opportunistic	11%	11%
Alternative	4%	4%

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement
	Plans
	2007	2006

Asset Category:
U.S. equity securities	43%	44%
Debt securities	36%	35%
Non-U.S. equity securities	18%	19%
Hedge funds	1%	1%
Real estate and other	2%	1%

Total	100%	100%

As of December 31, 2007, of securities in the investment portfolio of RAI’s U.S. pension plans, approximately 3%, or approximately $162 million, are direct exposure subprime mortgage holdings and approximately 1%, or approximately $49 million, are indirect exposure subprime mortgage holdings. RAI does not believe that the ultimate realization of such investments will result in a material impact to future pension expense, future contributions or the funded status of its plans.

Additional information relating to RAI’s significant postretirement plans is as follows:

	2007	2006

Weighted-average health-care cost trend rate assumed for the following year	9.47%	9.27%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$6	$(5)
Effect on benefit obligation	89	(76)

During 2008, RAI expects to contribute approximately $7 million to its pension plans and expects payments related to its postretirement plans to be $80 million.

Estimated future benefits payments:

	Postretirement Benefits
		Gross Projected	Expected	Net Projected
		Benefit Payments	Medicare	Benefit Payments
	Pension	Before Medicare	Part D	After Medicare
Year	Benefits	Part D Subsidies	Subsidies	Part D Subsidies

2008	$389	$120	$3	$117
2009	386	124	3	121
2010	380	128	4	124
2011	372	130	4	126
2012	374	130	4	126
2013-2017	2,006	630	24	606

RAI sponsors qualified defined contribution plans. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations. During 2005, following a participant’s contribution, RAI matched 50% based on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of 6% of a participant’s compensation for participants hired prior to January 1, 2004. For participants hired after December 31, 2003, RAI matched 100% based on a maximum of 6% of a participant’s compensation. Beginning in 2006, RAI enhanced the contributions to certain qualified defined contribution plans based on a sliding scale by providing higher, additional contributions to certain employees closer to retirement with lower additional contributions for certain other employees. The expense related to these plans was $41 million, $42 million and $20 million, in 2007, 2006 and 2005, respectively.

Note 18 —	Segment Information

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R.J. Reynolds Tobacco Company. The Conwood segment consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are currently five of the ten best-selling brands of cigarettes in the United States. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. As of January 1, 2007, the management and distribution of the DUNHILL and STATE EXPRESS 555 cigarette brands were transferred from Lane to RJR Tobacco.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products. Conwood’s products currently hold the first or second position in market share in each category. The Conwood companies’ acquisition occurred on May 31, 2006. On January 1, 2007, as a result of combining certain operations of Lane with the Conwood companies, Conwood began distributing a variety of tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco. The remaining operations of Lane are also included in the Conwood segment.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. On January 1, 2007, GPI began managing the international businesses of Conwood and Santa Fe. The financial position and results of operations of these operating segments do not meet the materiality criteria to be reportable.

Beginning in 2007, the practice of allocating certain corporate expenses for segment reporting was discontinued. The amounts presented for prior periods have been reclassified to reflect the current segment composition.

Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Data:

	2007	2006	2005

Net sales:
RJR Tobacco	$7,918	$7,708	$7,723
Conwood	670	409	152
All Other	435	393	381

Consolidated net sales	$9,023	$8,510	$8,256

Operating income:
RJR Tobacco	$1,934	$1,693	$1,399
Conwood	312	181	18
All Other	148	154	110
Corporate expense	(106)	(98)	(68)

Consolidated operating income	$2,288	$1,930	$1,459

Assets:
RJR Tobacco	$15,956	$14,955	$15,885
Conwood	4,559	4,578	296
All Other	1,104	996	1,174
Corporate	16,336	17,818	14,765
Elimination adjustments	(19,326)	(20,169)	(17,601)

Consolidated assets	$18,629	$18,178	$14,519

Capital expenditures:
RJR Tobacco	$93	$116	$102
Conwood	23	6	3
All Other	26	11	5

Consolidated capital expenditures	$142	$133	$110

Depreciation and amortization expense:
RJR Tobacco	$125	$149	$188
Conwood	11	7	2
All Other	7	6	5

Consolidated depreciation and amortization expense	$143	$162	$195

Reconciliation to income from continuing operations before income taxes:
Operating income	$2,288	$1,930	$1,459
Interest and debt expense	338	270	113
Interest income	(134)	(136)	(85)
Other (income) expense	11	(13)	15

Income from continuing operations before income taxes	$2,073	$1,809	$1,416

For further information related to trademark impairments, see note 3.

Sales made to McLane Company, Inc., a distributor, comprised 28%, 27% and 25% of RAI’s revenue in 2007, 2006 and 2005, respectively. McLane Company is a customer in all segments. No other customer accounted for 10% or more of RAI’s revenue during those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Related Party Transactions

RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates as of and for the years ended December 31:

Balances:

	2007	2006

Accounts receivable, related party	$80	$62
Due to related party	7	9
Deferred revenue, BAT	35	62

Transactions:

	2007	2006	2005

Net sales, related party, BAT	$507	$498	$472
Net sales, related party, other	—	2	5
Fixed assets sales to related parties	—	7	1
Research and development services billed to BAT	3	5	4
BAT related legal indemnification expenses	1	4	36
Purchases from related parties	18	7	18
Royalty fees due to related parties	1	1	1
Secondee fees due to BAT	2	2	—

RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes is generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 6.0% of RAI’s total net sales in 2007, 2006 and 2005.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.

RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. These services were accrued and billed to BAT affiliates and were recorded in RJR Tobacco’s selling, general and administrative expenses, net of associated costs.

RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and imports cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. Royalty expense is paid to BAT affiliates that own the trademarks to imported brands of cigarettes and pipe tobacco. The royalty rates vary, although none is in excess of 10% of the local sales price. The payable due to related party in the consolidated balance sheet primarily relates to cigarette purchases.

RJR Tobacco recorded in selling, general and administrative expenses, funds to be reimbursed to BAT. These funds indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 14.

In 2006 and 2007, RJR Tobacco seconded certain of its employees to BAT in connection with particular assignments at BAT locations. During their service with BAT, the seconded employees are paid by RJR Tobacco and participate in employee benefit plans sponsored by RAI. BAT will reimburse RJR Tobacco for certain costs of the seconded employees’ compensation and benefits during the secondment period on a quarterly basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, RJR Tobacco acquired certain intellectual property rights for snus, a smokeless, spitless tobacco product, from BAT for approximately $2 million.

Note 20 —	RAI Guaranteed, Secured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the Guarantors of RAI’s $4.3 billion guaranteed, secured notes. See note 12 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI, RJR Acquisition Corp. and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2007
Net sales	$—	$8,494	$123	$(101)	$8,516
Net sales, related party	—	507	—	—	507
Cost of products sold	—	5,005	54	(99)	4,960
Selling, general and administrative expenses	53	1,583	51	—	1,687
Amortization expense	—	23	—	—	23
Goodwill and trademark impairment charges	—	65	—	—	65

Operating income (loss)	(53)	2,325	18	(2)	2,288
Interest and debt expense	324	14	—	—	338
Interest income	(4)	(126)	(4)	—	(134)
Intercompany interest (income) expense	(114)	109	5	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	24	—	(13)	—	11

Income (loss) before income taxes and extraordinary item	(283)	2,371	30	(45)	2,073
Provision for (benefit from) income taxes	(100)	864	2	—	766
Equity income from subsidiaries	1,491	28	—	(1,519)	—

Income before extraordinary item	1,308	1,535	28	(1,564)	1,307
Extraordinary item — gain on acquisition	—	1	—	—	1

Net income	$1,308	$1,536	$28	$(1,564)	$1,308

For the Year Ended December 31, 2006
Net sales	$—	$7,984	$90	$(64)	$8,010
Net sales, related party	—	500	—	—	500
Cost of products sold	—	4,838	30	(65)	4,803
Selling, general and administrative expenses	48	1,575	35	—	1,658
Amortization expense	—	28	—	—	28
Restructuring and asset impairment charges	—	1	—	—	1
Goodwill and trademark impairment charges	—	90	—	—	90

Operating income (loss)	(48)	1,952	25	1	1,930
Interest and debt expense	194	76	—	—	270
Interest income	(2)	(133)	(1)	—	(136)
Intercompany interest (income) expense	(118)	116	2	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	7	(3)	(17)	—	(13)

Income (loss) before income taxes and extraordinary item	(129)	1,939	41	(42)	1,809
Provision for (benefit from) income taxes	(44)	712	5	—	673
Equity income from subsidiaries	1,295	36	—	(1,331)	—

Income before extraordinary item	1,210	1,263	36	(1,373)	1,136
Extraordinary item — gain on acquisition	—	74	—	—	74

Net income	$1,210	$1,337	$36	$(1,373)	$1,210

For the Year Ended December 31, 2005
Net sales	$—	$7,758	$87	$(66)	$7,779
Net sales, related party	—	477	—	—	477
Cost of products sold	—	4,960	26	(67)	4,919
Selling, general and administrative expenses	28	1,556	26	1	1,611
Loss on sale of assets	—	24	—	—	24
Amortization expense	—	41	—	—	41
Restructuring and asset impairment charges	—	2	—	—	2
Goodwill and trademark impairment charges	—	200	—	—	200

Operating income (loss)	(28)	1,452	35	—	1,459
Interest and debt expense	—	113	—	—	113
Interest income	(1)	(82)	(2)	—	(85)
Intercompany interest (income) expense	24	(25)	1	—	—
Intercompany dividend income	—	(60)	—	60	—
Other (income) expense, net	—	25	(10)	—	15

Income (loss) from continuing operations before income taxes and extraordinary item	(51)	1,481	46	(60)	1,416
Provision for (benefit from) income taxes	(34)	459	6	—	431
Equity income from subsidiaries	1,059	40	—	(1,099)	—

Income from continuing operations before extraordinary item	1,042	1,062	40	(1,159)	985
Gain on sale of discontinued businesses, net of income taxes	—	2	—	—	2

Income before extraordinary item	1,042	1,064	40	(1,159)	987
Extraordinary item — gain on acquisition	—	55	—	—	55

Net income	$1,042	$1,119	$40	$(1,159)	$1,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2007
Cash flows from operating activities	$356	$1,067	$6	$(98)	$1,331

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,764)	—	—	(3,764)
Proceeds from sale of short-term investments	—	4,655	—	—	4,655
Capital expenditures	(8)	(126)	(8)	—	(142)
Distributions from equity investments	—	5	10	—	15
Acquisition	—	—	(3)	—	(3)
Net proceeds from the sale of fixed assets	—	1	2	—	3
Other	—	(1)	—	—	(1)
Intercompany notes receivable	40	(847)	—	807	—

Net cash flows from (used in) investing activities	32	(77)	1	807	763

Cash flows from (used in) financing activities:
Dividends paid on common stock	(916)	(55)	—	55	(916)
Dividends paid on preferred stock	(43)	—	—	43	—
Proceeds from exercise of stock options	1	—	—	—	1
Excess tax benefit from stock-based compensation	2	—	—	—	2
Repayments of long-term debt	(254)	(75)	—	—	(329)
Repayments of term loan	(1,542)	—	—	—	(1,542)
Proceeds from issuance of long-term debt	1,547	—	—	—	1,547
Repurchase of common stock	(60)	—	—	—	(60)
Deferred debt issuance costs	(15)	—	—	—	(15)
Intercompany notes payable	839	(40)	8	(807)	—

Net cash flows from (used in) financing activities	(441)	(170)	8	(709)	(1,312)

Net change in cash and cash equivalents	(53)	820	15	—	782
Cash and cash equivalents at beginning of year	296	1,065	72	—	1,433

Cash and cash equivalents at end of year	$243	$1,885	$87	$—	$2,215

For the Year Ended December 31, 2006
Cash flows from operating activities	$1,023	$1,946	$25	$(1,537)	$1,457

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(7,677)	—	—	(7,677)
Proceeds from sale of short-term investments	—	7,760	—	—	7,760
Capital expenditures	—	(132)	(4)	—	(136)
Distributions from equity investments	—	—	18	—	18
Acquisition	—	(3,519)	—	—	(3,519)
Net intercompany investments	(211)	211	—	—	—
Net proceeds from the sale of fixed assets	—	22	2	—	24
Net proceeds from the sale of businesses	—	3	—	—	3
Other	—	(4)	—	—	(4)
Intercompany notes receivable	(3,168)	(105)	—	3,273	—

Net cash flows from (used in) investing activities	(3,379)	(3,441)	16	3,273	(3,531)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(1,494)	—	1,494	(775)
Dividends paid on preferred stock	(43)	—	—	43	—
Proceeds from exercise of stock options	4	—	—	—	4
Excess tax benefit from stock-based compensation	4	—	—	—	4
Repayments of long-term debt	—	(190)	—	—	(190)
Repayments of term loan	(8)	—	—	—	(8)
Proceeds from issuance of long-term debt	1,641	—	—	—	1,641
Principal borrowings under term loan	1,550	—	—	—	1,550
Deferred debt issuance costs	(52)	—	—	—	(52)
Intercompany notes payable	104	3,168	1	(3,273)	—

Net cash flows from financing activities	2,425	1,484	1	(1,736)	2,174

Net change in cash and cash equivalents	69	(11)	42	—	100
Cash and cash equivalents at beginning of year	227	1,076	30	—	1,333

Cash and cash equivalents at end of year	$296	$1,065	$72	$—	$1,433

For the Year Ended December 31, 2005
Cash flows from operating activities	$726	$1,107	$28	$(588)	$1,273

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(10,883)	—	—	(10,883)
Proceeds from sale of short-term investments	—	9,985	—	—	9,985
Purchases of long-term investments	—	(5)	—	—	(5)
Capital expenditures	—	(103)	(2)	—	(105)
Distributions from equity investments	—	—	12	—	12
Acquisition	—	(45)	—	—	(45)
Net proceeds from the sale of businesses	—	48	—	—	48
Net proceeds from the sale of fixed assets	—	4	—	—	4
Intercompany notes receivable	—	16	—	(16)	—

Net cash flows from (used in) investing activities	—	(983)	10	(16)	(989)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(575)	(463)	(76)	539	(575)
Dividends paid on preferred stock	(49)	—	—	49	—
Proceeds from exercise of stock options	3	—	—	—	3
Repurchase of common stock	(3)	—	—	—	(3)
Repayments of long-term debt	—	(360)	—	—	(360)
Proceeds from issuance of long-term debt	—	499	—	—	499
Deferred debt issuance costs	—	(7)	—	—	(7)
Debt retirement costs	—	(7)	—	—	(7)
Intercompany notes payable	(16)	—	—	16	—

Net cash flows used in financing activities	(640)	(338)	(76)	604	(450)

Net change in cash and cash equivalents	86	(214)	(38)	—	(166)
Cash and cash equivalents at beginning of year	141	1,290	68	—	1,499

Cash and cash equivalents at end of year	$227	$1,076	$30	$—	$1,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2007
Assets
Cash and cash equivalents	$243	$1,885	$87	$—	$2,215
Short-term investments	—	377	—	—	377
Accounts and other receivables, net	7	80	12	—	99
Accounts receivable, related party	—	80	—	—	80
Inventories	—	1,167	31	(2)	1,196
Deferred income taxes, net	11	833	1	—	845
Assets held for sale	—	4	—	—	4
Prepaid expenses	6	165	3	2	176
Short-term intercompany notes and interest receivable	82	127	—	(209)	—
Other intercompany receivables	153	—	23	(176)	—

Total current assets	502	4,718	157	(385)	4,992
Property, plant and equipment, net	8	1,046	20	(1)	1,073
Trademarks, net	—	3,407	—	—	3,407
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	199	3	—	202
Long-term intercompany notes	2,120	1,310	—	(3,430)	—
Investment in subsidiaries	10,848	104	—	(10,952)	—
Other assets and deferred charges	186	571	49	(25)	781

Total assets	$13,664	$19,521	$237	$(14,793)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,449	$—	$—	$2,449
Accounts payable and other accrued liabilities	391	993	27	1	1,412
Due to related party	—	5	2	—	7
Deferred revenue, related party	—	35	—	—	35
Short-term intercompany notes and interest payable	34	82	93	(209)	—
Other intercompany payables	—	176	—	(176)	—

Total current liabilities	425	3,740	122	(384)	3,903
Intercompany notes and interest payable	1,310	2,120	—	(3,430)	—
Long-term debt (less current maturities)	4,383	132	—	—	4,515
Deferred income taxes, net	—	1,209	—	(25)	1,184
Long-term retirement benefits (less current portion)	44	1,112	11	—	1,167
Other noncurrent liabilities	36	358	—	—	394
Shareholders’ equity	7,466	10,850	104	(10,954)	7,466

Total liabilities and shareholders’ equity	$13,664	$19,521	$237	$(14,793)	$18,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2006
Assets
Cash and cash equivalents	$296	$1,065	$72	$—	$1,433
Short-term investments	—	1,293	—	—	1,293
Accounts and other receivables, net	4	98	5	—	107
Accounts receivable, related party	—	59	3	—	62
Inventories	—	1,135	20	—	1,155
Deferred income taxes, net	3	790	—	—	793
Prepaid expenses	6	94	3	(11)	92
Short-term intercompany notes and interest receivable	83	97	—	(180)	—
Other intercompany receivables	522	—	6	(528)	—

Total current assets	914	4,631	109	(719)	4,935
Property, plant and equipment, net	—	1,046	16	—	1,062
Trademarks, net	—	3,479	—	—	3,479
Goodwill	—	8,167	8	—	8,175
Other intangibles, net	—	215	—	—	215
Long-term intercompany notes	2,160	472	—	(2,632)	—
Investment in subsidiaries	9,253	69	—	(9,322)	—
Other assets and deferred charges	96	204	38	(26)	312

Total assets	$12,423	$18,283	$171	$(12,699)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$2,237	$—	$—	$2,237
Accounts payable and other accrued liabilities	323	1,111	17	(11)	1,440
Due to related party	—	9	—	—	9
Deferred revenue, related party	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	344
Short-term intercompany notes and interest payable	26	83	71	(180)	—
Other intercompany payables	—	528	—	(528)	—

Total current liabilities	601	4,122	88	(719)	4,092
Intercompany notes and interest payable	472	2,160	—	(2,632)	—
Long-term debt (less current maturities)	4,229	160	—	—	4,389
Deferred income taxes, net	—	1,193	—	(26)	1,167
Long-term retirement benefits (less current portion)	41	1,172	14	—	1,227
Other noncurrent liabilities	37	222	1	—	260
Shareholders’ equity	7,043	9,254	68	(9,322)	7,043

Total liabilities and shareholders’ equity	$12,423	$18,283	$171	$(12,699)	$18,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $71 million unsecured notes. See note 12 for additional information relating to these notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and the Conwood companies, that are not Guarantors; and elimination adjustments. GPI was added as a Guarantor in 2006. Certain reclassifications were made to conform prior year’s financial statements to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2007
Net sales	$—	$—	$7,677	$1,002	$(163)	$8,516
Net sales, related party	—	—	492	15	—	507
Cost of products sold	—	—	4,784	338	(162)	4,960
Selling, general and administrative expenses	53	1	1,395	238	—	1,687
Amortization expense	—	—	22	1	—	23
Goodwill and trademark impairment charges	—	—	33	32	—	65

Operating income (loss)	(53)	(1)	1,935	408	(1)	2,288
Interest and debt expense	324	14	—	—	—	338
Interest income	(4)	(6)	(109)	(15)	—	(134)
Intercompany interest (income) expense	(114)	(4)	(75)	193	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	24	(8)	4	(9)	—	11

Income (loss) before income taxes and extraordinary item	(283)	46	2,115	239	(44)	2,073
Provision for (benefit from) income taxes	(100)	(1)	795	72	—	766
Equity income from subsidiaries	1,491	1,350	29	—	(2,870)	—

Income before extraordinary item	1,308	1,397	1,349	167	(2,914)	1,307
Extraordinary item — gain on acquisition	—	—	1	—	—	1

Net income	$1,308	$1,397	$1,350	$167	$(2,914)	$1,308

For the Year Ended December 31, 2006
Net sales	$—	$—	$7,421	$747	$(158)	$8,010
Net sales, related party	—	—	487	13	—	500
Cost of products sold	—	—	4,678	283	(158)	4,803
Selling, general and administrative expenses	48	2	1,436	172	—	1,658
Amortization expense	—	—	27	1	—	28
Restructuring and asset impairment charges	—	—	1	—	—	1
Goodwill and trademark impairment charges	—	—	90	—	—	90

Operating income (loss)	(48)	(2)	1,676	304	—	1,930
Interest and debt expense	194	70	2	4	—	270
Interest income	(2)	(9)	(121)	(4)	—	(136)
Intercompany interest (income) expense	(118)	23	(49)	144	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	7	(4)	1	(17)	—	(13)

Income (loss) before income taxes and extraordinary item	(129)	(39)	1,843	177	(43)	1,809
Provision for (benefit from) income taxes	(44)	(52)	703	66	—	673
Equity income from subsidiaries	1,295	1,246	32	—	(2,573)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Income before extraordinary item	1,210	1,259	1,172	111	(2,616)	1,136
Extraordinary item — gain on acquisition	—	—	74	—	—	74

Net income	$1,210	$1,259	$1,246	$111	$(2,616)	$1,210

For the Year Ended December 31, 2005
Net sales	$—	$—	$7,450	$449	$(120)	$7,779
Net sales, related party	—	—	463	14	—	477
Cost of products sold	—	—	4,811	230	(122)	4,919
Selling, general and administrative expenses	28	2	1,492	88	1	1,611
Loss on sale of assets	—	—	24	—	—	24
Amortization expense	—	—	41	—	—	41
Restructuring and asset impairment charges	—	—	2	—	—	2
Goodwill and trademark impairment charges	—	—	198	2	—	200

Operating income (loss)	(28)	(2)	1,345	143	1	1,459
Interest and debt expense	—	112	1	—	—	113
Interest income	(1)	(8)	(74)	(2)	—	(85)
Intercompany interest (income) expense	24	(5)	(35)	16	—	—
Intercompany dividend income	—	(60)	—	—	60	—
Other (income) expense, net	—	25	1	(11)	—	15

Income (loss) from continuing operations before income taxes and extraordinary item	(51)	(66)	1,452	140	(59)	1,416
Provision for (benefit from) income taxes	(34)	(167)	591	41	—	431
Equity income from subsidiaries	1,059	958	31	—	(2,048)	—

Income from continuing operations before extraordinary item	1,042	1,059	892	99	(2,107)	985
Gain on sale of discontinued businesses, net of income taxes	—	—	2	—	—	2

Income before extraordinary item	1,042	1,059	894	99	(2,107)	987
Extraordinary item — gain on acquisition	—	—	55	—	—	55

Net income	$1,042	$1,059	$949	$99	$(2,107)	$1,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2007
Cash flows from operating activities	$356	$224	$808	$180	$(237)	$1, 331

Cash flows from (used in) investing activities:
Distributions from equity investments	—	—	5	10	—	15
Purchases of short-term investments	—	(2)	(3,660)	(102)	—	(3,764)
Proceeds from sale of short-term investments	—	120	4,437	98	—	4,655
Intercompany notes receivable	40	—	(844)	—	804	—
Net intercompany investments	—	(260)	260	—	—	—
Capital expenditures	(8)	—	(93)	(41)	—	(142)
Acquisition	—	—	—	(3)	—	(3)
Net proceeds from the sale of fixed assets	—	—	1	2	—	3
Other	—	(1)	—	—	—	(1)

Net cash flows from (used in) investing Activities	32	(143)	106	(36)	804	763

Cash flows from (used in) financing activities:
Dividends paid on common stock	(916)	—	(139)	(55)	194	(916)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Proceeds from exercise of stock options	1	—	—	—	—	1
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Repayments of long-term debt	(254)	(75)	—	—	—	(329)
Repayments of term loan	(1,542)	—	—	—	—	(1,542)
Proceeds from issuance of long-term debt	1,547	—	—	—	—	1,547
Repurchase of common stock	(60)	—	—	—	—	(60)
Deferred debt issuance costs	(15)	—	—	—	—	(15)
Intercompany notes payable	839	(3)	—	(32)	(804)	—

Net cash flows used in financing activities	(441)	(78)	(139)	(87)	(567)	(1,312)

Net change in cash and cash equivalents	(53)	3	775	57	—	782
Cash and cash equivalents at beginning of year	296	22	848	267	—	1,433

Cash and cash equivalents at end of year	$243	$25	$1,623	$324	$—	$2,215

For the Year Ended December 31, 2006
Cash flows from operating activities	$1,023	$1,364	$1,915	$212	$(3,057)	$1,457

Cash flows from (used in) investing activities:
Distributions from equity investments	—	—	—	18	—	18
Purchases of short-term investments	—	(5)	(7,672)	—	—	(7,677)
Proceeds from sale of short-term investments	—	—	7,760	—	—	7,760
Intercompany notes receivable	(3,168)	(3,153)	(110)	1	6,430	—
Net intercompany investments	(211)	294	(464)	381	—	—
Capital expenditures	—	—	(119)	(17)	—	(136)
Acquisition	—	—	—	(3,519)	—	(3,519)
Net proceeds from the sale of businesses	—	—	—	3	—	3
Net proceeds from the sale of fixed assets	—	—	20	4	—	24
Other	—	—	(4)	—	—	(4)

Net cash flows used in investing Activities	(3,379)	(2,864)	(589)	(3,129)	6,430	(3,531)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(1,494)	(1,520)	—	3,014	(775)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Proceeds from exercise of stock options	4	—	—	—	—	4
Excess tax benefit from stock-based compensation	4	—	—	—	—	4
Repayments of long-term debt	—	(190)	—	—	—	(190)
Repayments of term loan	(8)	—	—	—	—	(8)
Proceeds from issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan	1,550	—	—	—	—	1,550
Deferred debt issuance costs	(52)	—	—	—	—	(52)
Intercompany notes payable	104	3,173	(1)	3,154	(6,430)	—

Net cash flows from (used in) financing activities	2,425	1,489	(1,521)	3,154	(3,373)	2,174

Net change in cash and cash equivalents	69	(11)	(195)	237	—	100
Cash and cash equivalents at beginning of year	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of year	$296	$22	$848	$267	$—	$1,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2005
Cash flows from operating activities	$726	$343	$1,147	$79	$(1,022)	$1,273

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	—	(10,883)	—	—	(10,883)
Proceeds from sale of short-term investments	—	—	9,985	—	—	9,985
Purchases of long-term investments	—	(5)	—	—	—	(5)
Capital expenditures	—	—	(97)	(10)	2	(105)
Distributions from equity investments	—	—	—	12	—	12
Investment (to subsidiaries) from parent	—	(22)	7	15	—	—
Acquisition	—	—	—	(45)	—	(45)
Net proceeds from the sale of businesses	—	—	48	—	—	48
Net proceeds from the sale of fixed assets	—	—	6	—	(2)	4
Intercompany notes receivable	—	18	11	—	(29)	—

Net cash flows used in investing activities	—	(9)	(923)	(28)	(29)	(989)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(575)	(463)	(435)	(75)	973	(575)
Dividends paid on preferred stock	(49)	—	—	—	49	—
Proceeds from exercise of stock options	3	—	—	—	—	3
Repurchase of common stock	(3)	—	—	—	—	(3)
Repayments of long-term debt	—	(360)	—	—	—	(360)
Proceeds from issuance of long-term debt	—	499	—	—	—	499
Deferred debt issuance costs	—	(7)	—	—	—	(7)
Debt retirement costs	—	(7)	—	—	—	(7)
Intercompany notes payable	(16)	6	(2)	(17)	29	—

Net cash flows used in financing activities	(640)	(332)	(437)	(92)	1,051	(450)

Net change in cash and cash equivalents	86	2	(213)	(41)	—	(166)
Cash and cash equivalents at beginning of year	141	31	1,256	71	—	1,499

Cash and cash equivalents at end of year	$227	$33	$1,043	$30	$—	$1,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2007
Assets
Cash and cash equivalents	$243	$25	$1,623	$324	$—	$2,215
Short-term investments	—	—	377	—	—	377
Accounts and other receivables, net	7	2	55	35	—	99
Accounts receivable, related party	—	—	75	5	—	80
Inventories	—	—	908	290	(2)	1,196
Deferred income taxes, net	11	1	814	19	—	845
Assets held for sale	—	—	4	—	—	4
Prepaid expenses	6	—	164	6	—	176
Short-term intercompany notes and interest receivable	82	109	446	—	(637)	—
Other intercompany receivables	153	—	—	29	(182)	—

Total current assets	502	137	4,466	708	(821)	4,992
Property, plant and equipment, net	8	—	936	130	(1)	1,073
Trademarks, net	—	—	1,867	1,540	—	3,407
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	199	3	—	202
Long-term intercompany notes	2,120	225	1,310	—	(3,655)	—
Investment in subsidiaries	10,848	9,240	87	—	(20,175)	—
Other assets and deferred charges	186	34	534	51	(24)	781

Total assets	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,425	$24	$—	$2, 449
Accounts payable and other accrued liabilities	391	5	873	143	—	1,412
Due to related party	—	—	4	3	—	7
Deferred revenue, related party	—	—	35	—	—	35
Short-term intercompany notes and interest payable	34	403	3	197	(637)	—
Other intercompany payables	—	14	168	—	(182)	—

Total current liabilities	425	422	3,508	367	(819)	3,903
Intercompany notes and interest payable	1,310	—	2	2,343	(3,655)	—
Long-term debt (less current maturities)	4,383	132	—	—	—	4,515
Deferred income taxes, net	—	2	643	563	(24)	1,184
Long-term retirement benefits (less current portion)	44	18	1,046	59	—	1,167
Other noncurrent liabilities	36	92	262	4	—	394
Shareholders’ equity	7,466	8,970	9,240	1,968	(20,178)	7,466

Total liabilities and shareholders’ equity	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2006
Assets
Cash and cash equivalents	$296	$22	$848	$267	$—	$1,433
Short-term investments	—	117	1,176	—	—	1,293
Accounts and other receivables, net	4	3	70	30	—	107
Accounts receivable, related party	—	—	51	11	—	62
Inventories	—	—	910	246	(1)	1,155
Deferred income taxes, net	3	1	768	21	—	793
Prepaid expenses	6	—	96	6	(16)	92
Short-term intercompany notes and interest receivable	83	99	433	—	(615)	—
Other intercompany receivables	522	38	—	29	(589)	—

Total current assets	914	280	4,352	610	(1,221)	4,935
Property, plant and equipment, net	—	—	955	107	—	1,062
Trademarks, net	—	—	1,906	1,573	—	3,479
Goodwill	—	—	5,303	2,872	—	8,175
Other intangibles, net	—	—	180	35	—	215
Long-term intercompany notes	2,160	244	472	—	(2,876)	—
Investment in subsidiaries	9,253	7,684	52	—	(16,989)	—
Other assets and deferred charges	96	29	173	40	(26)	312

Total assets	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

Liabilities and shareholders’ equity
Tobacco settlement and related accruals	$—	$—	$2,216	$21	$—	$2,237
Accounts payable and other accrued liabilities	323	8	998	127	(16)	1,440
Due to related party	—	—	9	—	—	9
Deferred revenue, related party	—	—	62	—	—	62
Current maturities of long-term debt	252	92	—	—	—	344
Short-term intercompany notes and interest payable	26	407	3	179	(615)	—
Other intercompany payables	—	—	589	—	(589)	—

Total current liabilities	601	507	3,877	327	(1,220)	4,092
Intercompany notes and interest payable	472	—	4	2,400	(2,876)	—
Long-term debt (less current maturities)	4,229	160	—	—	—	4,389
Deferred income taxes, net	—	—	605	588	(26)	1,167
Long-term retirement benefits (less current portion)	41	19	1,101	66	—	1,227
Other noncurrent liabilities	37	91	123	9	—	260
Shareholders’ equity	7,043	7,460	7,683	1,847	(16,990)	7,043

Total liabilities and shareholders’ equity	$12,423	$8,237	$13,393	$5,237	$(21,112)	$18,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth(2)

2007

Net sales	$2,148	$2,348	$2,297	$2,230
Gross profit	973	1,005	1,047	1,038
Net income from continuing operations	328	324	358	297
Extraordinary item, net of income taxes	—	1	—	—
Net income	328	325	358	297

Per share data(1):
Basic:
Net income from continuing operations	1.11	1.10	1.22	1.01
Extraordinary item, net of income taxes	—	—	—	—
Net income	1.11	1.10	1.22	1.01
Diluted:
Net income from continuing operations	1.11	1.10	1.21	1.01
Extraordinary item, net of income taxes	—	—	—	—
Net income	1.11	1.10	1.21	1.01
2006

Net sales	$1,960	$2,291	$2,190	$2,069
Gross profit	795	1,015	988	909
Net income from continuing operations	280	367	309	180
Extraordinary item, net of income taxes	65	9	—	—
Net income	345	376	309	180

Per share data(1):
Basic:
Net income from continuing operations	0.95	1.24	1.05	0.61
Extraordinary item, net of income taxes	0.22	0.03	—	—
Net income	1.17	1.27	1.05	0.61
Diluted:
Net income from continuing operations	0.95	1.24	1.05	0.61
Extraordinary item, net of income taxes	0.22	0.03	—	—
Net income	1.17	1.27	1.05	0.61

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

(2)	Fourth quarter 2007 net income from continuing operations includes a $65 million trademark impairment. Fourth quarter 2006 net income from continuing operations includes a $90 million trademark impairment.

Note 23 —	Subsequent Event

Joint Venture Termination

On December 31, 2007, the R. J. Reynolds-Gallaher International Sarl, joint venture terminated. RJRTCV elected to terminate the joint venture as a result of an affiliate of Japan Tobacco Inc. acquiring Gallaher and constituting a change of control of Gallaher within the meaning of the joint venture agreement.

The joint venture agreement provides that upon a termination of the joint venture, the value of all of the trademarks each joint venture member or its affiliate licensed to the joint venture, other than Natural American Spirit, would be calculated and that the party whose licensed trademarks were determined to be of greater value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks.

On February 20, 2008, following the parties’ negotiations regarding the trademarks’ values, RJRTCV and Gallaher Limited, an affiliate of Gallaher Group Plc, entered into a Valuation Payment Settlement Agreement, referred to as the Settlement Agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265,000,000 (approximately $387,562,600). The Settlement Agreement provides that 40% of the Termination Amount, euros 106,000,000 (approximately $155,025,000), will be paid to RJRTCV on or before April 20, 2008, and the remaining 60% of the Termination Amount will be paid to RJRTCV in six equal annual installments of euros 26,500,000 (approximately $38,756,250), commencing April 2009. Gallaher Limited’s obligations under the Settlement Agreement have been guaranteed by JT International Holding B.V., an affiliate of Gallaher Limited, pursuant to a Guarantee dated February 20, 2008.

The dollar values set forth above reflect a euros-to-dollars exchange rate of 1.4625, calculated as of the morning of February 20, 2008. RAI will record a pre-tax gain of approximately $300 million in the first quarter of 2008, based upon the negotiated settlement that occurred on February 20, 2008.

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 24, 2008, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.39 through 10.78 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit
Number

2.1	Purchase Agreement, dated April 24, 2006, by and among(i) Reynolds American Inc., (ii) Reynolds American Inc.’s direct, wholly owned acquisition subsidiary, Pinch Acquisition Corporation, (iii) Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and (iv) GP Investor, L.L.C. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated April 24, 2006).
2.2	Amendment No. 1, dated as of May 31, 2006, to the Purchase Agreement, dated as of April 24, 2006, by and among Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, GP Investor, L.L.C., Reynolds American Inc. and Conwood Holdings, Inc. (f/k/a Pinch Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
3.3	Amended and Restated Bylaws of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated November 29, 2006).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.4	Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.5	Guarantee, dated as of May 18, 1999, by R.J. Reynolds Tobacco Company to the holders and to The Bank of New York, as Trustee, issued in connection with the Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

Exhibit
Number

4.6	First Supplemental Indenture, dated as of December 12, 2000, among RJR Acquisition Corp., R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.7	Second Supplemental Indenture, dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture, dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.8	Third Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
4.9	Fourth Supplemental Indenture, dated July 6, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and various subsidiaries of Reynolds American Inc. as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s From 8-K dated July 11, 2005).
4.10	Fifth Supplemental Indenture, dated May 31, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.5 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.11	Sixth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.12	Seventh Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.13	Indenture, dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.14	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.15	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

4.16	Third Supplemental Indenture, dated May 31, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.17	Fourth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.18	Fifth Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.19	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.20	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.21	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.1	Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).
10.2	Third Amended and Restated Pledge Agreement, dated as of June 28, 2007, among Reynolds American Inc., certain of its subsidiaries as pledgors and JPMorgan Chase Bank, N.A. as collateral agent and pledge (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).
10.3	Third Amended and Restated Security Agreement, dated as of June 28, 2007, among Reynolds American Inc., certain of its subsidiaries as assignors and JPMorgan Chase Bank, N.A. as collateral agent and assignee (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).
10.4	Sixth Amended and Restated Subsidiary Guaranty, dated as of June 28, 2007, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K, filed July 3, 2007).
10.5	Form of First Amended and Restated Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (North Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.6	Form of First Amended and Restated Deed to Secure Debt, Security Agreement, Assignment of Leases, Rents and Profits (Bibb County, Georgia) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Grantee (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

Exhibit
Number

10.7	Form of First Amended and Restated Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Cherokee County, South Carolina) made as of May 31, 2006, by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Secured Creditors, as the Mortgagee (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.8	Form of Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Tennessee), dated as of October 2, 2006, by Conwood Company, L.P., as the Trustor, to Richard F. Warren, as Trustee, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as the Beneficiary for the benefit of the Secured Creditors (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.9	Purchase Agreement, dated June 22, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., the guarantors listed therein and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as representatives of the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 22, 2005).
10.10	Purchase Agreement, dated May 18, 2006, by and among Reynolds American Inc., the guarantors listed therein, and Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., for themselves and as representatives of the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.11	Registration Rights Agreement, dated May 31, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., and the initial purchasers named in Schedule 2 thereto (incorporated by reference to Exhibit 10.8 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.12	Registration Rights Agreement, dated June 20, 2006, by and among Reynolds American Inc., the guarantors listed in Schedule 1 thereto, and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
10.13	Subsidiary Assumption and Joinder Agreement dated as of September 30, 2006 among JPMorgan Chase Bank, N.A., as Administrative Agent, R. J. Reynolds Global Products, Inc., RJR Packaging, LLC and Scott Tobacco LLC (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
10.14	Underwriting Agreement, dated June 18, 2007, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the Notes and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K, filed June 22, 2007).
10.15	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.16	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.17	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).
10.18	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.19	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.20	October 2005 Amendments to the Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.21	April 30, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.22	June 12, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.23	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.24	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.25	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.26	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated June 14, 1999).
10.27	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R. J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.28	Amended and Restated Agreement, effective as of December 31, 2007, among Pension Benefit Guaranty Corporation, Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company.
10.29	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.30	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).
10.31	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.32	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

Exhibit
Number

10.33	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.34	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.35	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.36	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.37	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.38	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.39	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2008.
10.40	Equity Incentive Award Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007).
10.41	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 30, 2004).
10.42	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.43	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007).
10.44	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.45	Form of Performance Unit Agreement (one-year vesting), dated February 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.45 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed February 27, 2007).
10.46	Form of Performance Unit Agreement (three-year vesting), dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 2, 2005).
10.47	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006).
10.48	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

Exhibit
Number

10.49	Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.50	Performance Share Agreement, dated January 1, 2007, between Reynolds American Inc. and Daniel M. Delen (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.51	Form of Performance Share Agreement, dated August 31, 2004, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 31, 2004).
10.52	Form of Performance Share Agreement, dated March 2, 2005, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated March 2, 2005).
10.53	Form of Restricted Stock Agreement, dated March 6, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006).
10.54	Form of Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.55	Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.56	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.57	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending July 29, 2004 offer of employment letter, between Reynolds American Inc. and Susan M. Ivey.
10.58	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.59	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004 offer letter (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.60	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending certain prior letter agreements, between Reynolds American Inc. and Jeffrey A. Eckmann.
10.61	Offer of Employment Letter, dated August 18, 2006, by Reynolds American Inc. and E. Julia (Judy) Lambeth, accepted by Ms. Lambeth on August 19, 2006 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 19, 2006).
10.62	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.63	Retention Bonus Letter, dated February 20, 2007, between Reynolds American Inc. and McDara P. Folan, III (incorporated by reference to Exhibit 10.58 to Reynolds American Inc.’s Form 10-K for the year ended December 31, 2006, filed February 27, 2007).
10.64	May 24, 1999, July 21, 1999 and June 16, 2000 Letter Agreements between R.J. Reynolds Tobacco Company and Thomas R. Adams.
10.65	Retention Bonus Letter, dated March 22, 2007, between Reynolds American Inc. and Thomas R. Adams.

Exhibit
Number

10.66	Letter Agreement, dated December 5, 2007, between Reynolds American Inc. and Dianne M. Neal (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 30, 2007).
10.67	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein.
10.68	Reynolds American Inc. Executive Severance Plan, as amended and restated effective January 1, 2008.
10.69	Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2008.
10.70	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.71	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).
10.72	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007).
10.73	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004) (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.74	Form of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Trust Agreement for the executive officer named therein (incorporated by reference to Exhibit 10.68 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.75	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004 by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.76	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.77	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007).
10.78	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007).
10.79	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.80	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.81	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

Exhibit
Number

10.82	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.83	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
10.84	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	R. J. Reynolds Tobacco Company and Subsidiaries Audited Financial Statements as of December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: February 27, 2008

By:	/s/ Susan M. Ivey
Susan M. Ivey
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 27, 2008

/s/ Thomas R. Adams Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2008

/s/ Frederick W. Smothers Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2008

/s/ Betsy S. Atkins Betsy S. Atkins	Director	February 27, 2008

/s/ John T. Chain, Jr. John T. Chain, Jr.	Director	February 27, 2008

/s/ Martin D. Feinstein Martin D. Feinstein	Director	February 27, 2008

/s/ Antonio Monteiro de Castro Antonio Monteiro de Castro	Director	February 27, 2008

/s/ Nana Mensah Nana Mensah	Director	February 27, 2008

/s/ Lionel L. Nowell III Lionel L. Nowell III	Director	February 27, 2008

/s/ H.G.L. Powell H.G.L. Powell	Director	February 27, 2008

/s/ Joseph P. Viviano Joseph P. Viviano	Director	February 27, 2008

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	February 27, 2008

Signature	Title	Date

/s/ Neil R. Withington Neil R. Withington	Director	February 27, 2008

/s/ John J. Zillmer John J. Zillmer	Director	February 27, 2008