Form 10-Q
period 2008-03-31
REYNOLDS AMERICAN INC
filed 2008-05-02
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 295,317,770 shares of common stock, par value $.0001 per share, as of April 11, 2008

INDEX

		Page
Part I — Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) — Three Months Ended March 31, 2008 and 2007	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2008 and 2007	4
	Condensed Consolidated Balance Sheets (Unaudited) — March 31, 2008 and December 31, 2007	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	70

Item 4.	Controls and Procedures	70

Part II — Other Information

Item 1.	Legal Proceedings	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 6.	Exhibits	72

Signature		73
Exhibit 10.6
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Net sales[1]	$1,944	$2,018
Net sales, related party	113	130

Net sales	2,057	2,148
Costs and expenses:
Cost of products sold[1,2,3]	1,164	1,175
Selling, general and administrative expenses	382	393
Amortization expense	5	6

Operating income	506	574
Interest and debt expense	72	89
Interest income	(22)	(38)
Gain on termination of joint venture	(328)	—
Other income, net	(12)	(1)

Income before income taxes	796	524
Provision for income taxes	291	196

Net income	$505	$328

Basic income per share:
Net income	$1.72	$1.11

Diluted income per share:
Net income	$1.71	$1.11

Dividends declared per share	$0.85	$0.75

[1]	Excludes excise taxes of $437 million and $494 million for the three months ended March 31, 2008 and 2007, respectively.

[2]	Includes Master Settlement Agreement and other state settlement agreements, referred to as the MSA, expense of $654 million and $674 million for the three months ended March 31, 2008 and 2007, respectively.

[3]	Includes federal tobacco quota buyout expenses of $63 million and $70 million for the three months ended March 31, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from (used in) operating activities:
Net income	$505	$328
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	33	34
Gain on termination of joint venture	(328)	—
Deferred income tax expense (benefit)	143	(4)
Other changes, that provided (used) cash:
Accounts and other receivables	(39)	(31)
Inventories	43	7
Related party, net	(7)	—
Accounts payable	(49)	(68)
Accrued liabilities including income taxes and other working capital	(35)	(10)
Tobacco settlement accruals	646	(474)
Pension and postretirement	(23)	(306)
Other, net	(11)	(16)

Net cash flows from (used in) operating activities	878	(540)

Cash flows (used in) from investing activities:
Purchases of short-term investments	(1)	(1,958)
Proceeds from sale of short-term investments	2	2,441
Capital expenditures	(39)	(28)
Distributions from equity investees	—	5
Other, net	2	—

Net cash flows (used in) from investing activities	(36)	460

Cash flows (used in) from financing activities:
Dividends paid on common stock	(251)	(222)
Repayment of long-term debt	—	(4)
Excess tax benefit from stock-based compensation	—	1
Repurchase of common stock	—	(60)

Net cash flows used in financing activities	(251)	(285)

Net change in cash and cash equivalents	591	(365)
Cash and cash equivalents at beginning of period	2,215	1,433

Cash and cash equivalents at end of period	$2,806	$1,068

Income taxes paid, net of refunds	$56	$31
Interest paid	$26	$49
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,806	$2,215
Short-term investments	330	377
Accounts receivable, net of allowance (2008 — $1; 2007 — $1)	78	73
Accounts receivable, related party	77	80
Notes receivable	169	1
Other receivables	65	25
Inventories	1,153	1,196
Deferred income taxes, net	836	845
Prepaid expenses and other	153	180

Total current assets	5,667	4,992
Property, plant and equipment, net of accumulated depreciation (2008 — $1,536; 2007 — $1,517)	1,075	1,073
Trademarks, net of accumulated amortization (2008 — $526; 2007 — $524)	3,405	3,407
Goodwill	8,174	8,174
Other intangibles, net of accumulated amortization (2008 — $76; 2007 — $73)	199	202
Other assets and deferred charges	1,090	781

	$19,610	$18,629

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$169	$218
Tobacco settlement accruals	3,088	2,449
Due to related party	5	7
Deferred revenue, related party	27	35
Other current liabilities	1,138	1,194

Total current liabilities	4,427	3,903
Long-term debt	4,571	4,515
Deferred income taxes, net	1,326	1,184
Long-term retirement benefits (less current portion)	1,163	1,167
Other noncurrent liabilities	383	394
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2008 — 295,312,770; 2007 — 295,007,327)	—	—
Paid-in capital	8,657	8,653
Accumulated deficit	(619)	(873)
Accumulated other comprehensive loss (defined benefit pension and post- retirement plans: 2008 — $(302) and 2007 — $(306), net of tax)	(298)	(314)

Total shareholders’ equity	7,740	7,466

	$19,610	$18,629

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Overview
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
          RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI was created to facilitate the transactions on July 30, 2004, to combine the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation and referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination.
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
Basis of Presentation
          The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
          The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 10 and as otherwise noted.
Pension and Postretirement
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          The components of the total pension and postretirement benefits are set forth below:

	For The Three Months Ended March 31,
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$10	$10	$1	$1
Interest cost	80	78	23	23
Expected return on plan assets	(113)	(109)	(6)	(7)
Amortization of prior service cost (credit)	5	—	5	(3)
Amortization of net loss (income)	—	10	(3)	6

Total benefit (income) cost	$(18)	$(11)	$20	$20

Employer Contributions
          RAI disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $7 million to its pension plans in 2008. Of this amount, RAI contributed $2 million to its pension plans during the first three months of 2008.
Recently Adopted Accounting Pronouncements
          Effective January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. RAI will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on RAI’s consolidated results of operations, financial position or cash flows. RAI is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations, financial position or cash flows.
Recently Issued Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for RAI as of January 1, 2009. RAI does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations, financial position or cash flows.
Note 2—Intangible Assets
          The changes in the carrying amount of trademarks by segment during the three months ended March 31, 2008, were as follows:

	RJR Tobacco		Conwood		All Other
	Indefinite	Finite	Indefinite	Finite	Indefinite
	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2008	$1,826	$41	$1,374	$11	$155	$3,407
Amortization expense	—	(2)	—	—	—	(2)

Balance as of March 31, 2008	$1,826	$39	$1,374	$11	$155	$3,405

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          The changes in the carrying amount of other intangibles by segment during the three months ended March 31, 2008, were as follows:

	RJR Tobacco		All Other
	Indefinite		Indefinite
	Life	Finite Life	Life	Consolidated
Balance as of January 1, 2008	$55	$100	$47	$202
Amortization expense	—	(3)	—	(3)

Balance as of March 31, 2008	$55	$97	$47	$199

          Indefinite-lived intangibles include acquired trademarks and distribution rights and agreements. Finite-lived intangible assets as of March 31, 2008, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$55	$96
Technology-based	3	2	1

Total other intangibles	154	57	97
Trademarks	95	45	50

	$249	$102	$147

          As of March 31, 2008, the estimated remaining amortization associated with finite-lived intangible assets was expected to be expensed as follows:

Year	Amount
Remainder of 2008	$17
2009	22
2010	20
2011	20
2012	19
2013	18
Thereafter	31

$147

Note 3—Termination of Joint Venture
          In 2002, R.J. Reynolds Tobacco C.V., an indirect wholly owned subsidiary of RAI and referred to as RJRTCV, and an affiliate of Gallaher Group Plc, referred to as Gallaher, formed a joint venture, with each party owning a 50% membership interest. The joint venture, R. J. Reynolds-Gallaher International Sarl, marketed American-blend cigarettes primarily in Italy, France and Spain.
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
          The joint venture agreement provides that upon a termination of the joint venture, the value of all the trademarks each joint venture member or its affiliate licensed to the joint venture, other than NATURAL AMERICAN SPIRIT, would be calculated and that the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks. On February 20, 2008, following the parties’ negotiations regarding the trademarks’ values, RJRTCV and Gallaher Limited, an affiliate of Gallaher, entered into a valuation payment settlement agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265 million, or approximately $388 million using a February 20, 2008, exchange rate of 1.4625. Of this amount, 40% is to be paid on or before April 20, 2008, and the remaining 60% is to be paid in six equal annual installments commencing April 2009. Of this receivable, $168 million and $210 million are included in notes

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
receivable and other assets and deferred charges, respectively, in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2008. Related to the gain on termination of the joint venture of $328 million, approximately $118 million of deferred tax was recorded and included in deferred income taxes, net in the noncurrent liability section of the condensed consolidated balance sheet (unaudited) as of March 31, 2008.
          In the first quarter of 2008 an indirect subsidiary of RJR Tobacco sold the AUSTIN trademark, a brand formerly sold through the joint venture, resulting in a gain of $6 million. GPI continues to sell NATURAL AMERICAN SPIRIT to the primary markets of the former joint venture in addition to other international markets.
Note 4—Income Per Share
          The components of the calculation of income per share were as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$505	$328

Basic weighted average shares, in thousands[1]	294,206	295,038
Effect of dilutive potential shares:
Options	232	253
Restricted stock	426	167

Diluted weighted average shares, in thousands	294,864	295,458

[1]	Outstanding contingently issuable restricted stock of 1.0 million shares and 0.7 million shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the basic share calculation, as the related vesting provisions had not been met.
Note 5—Fair Value Measurement
          On January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.
          SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.
          The levels of the fair value hierarchy established by SFAS No. 157 are:
Level 1: inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2: inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. A Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          Financial assets carried at fair value as of March 31, 2008, were as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$2,058	$—	$—	$2,058
Federal agency securities and treasury bills and notes	208	—	—	208
Auction rate notes	—	—	122	122
Mortgage-backed securities	—	—	38	38
Assets held in grantor trusts	16	—	—	16
Interest rate swaps	—	175	—	175

Total assets at fair value	$2,282	$175	$160	$2,617

          The fair value for the interest rate swaps, classified as a Level 2, was derived using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.
          The fair values for the auction securities, classified as a Level 3, were based upon calculating the weighted average present value of future cash payments, given the probability of certain events occurring within the market. This methodology incorporated the inclusion of current data, including, but not limited to, relevant interest rate curves and relevant corporate credit spreads, ratings and market valuations. The modeling scenarios also included assumptions about default probabilities, recovery potential and rating downgrades for the securities, as well as the underlying collateral. The fair values for the mortgage-backed securities, also classified as a Level 3, were based upon the actual, or modeled, market pricing of the specific collateral, depending on availability.
          The changes in the Level 3 of investments as of March 31, 2008, were as follows:

	Auction Rate Notes			Mortgage-Backed Securities
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2008	$145	$(18)	$127	$45	$(1)	$44
Unrealized losses	—	(5)	(5)	—	(3)	(3)
Settlements	—	—	—	(3)	—	(3)

Balance as of March 31, 2008	$145	$(23)	$122	$42	$(4)	$38

Note 6—Short-Term Investments
          Short-term investments classified as available-for-sale were as follows:

	March 31, 2008			December 31, 2007
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Federal agency securities and treasury bills and notes	$208	$—	$208	$206	$—	$206
Auction rate notes	145	(23)	122	145	(18)	127
Mortgage-backed securities	—	—	—	45	(1)	44

	$353	$(23)	$330	$396	$(19)	$377

          The mortgage-backed securities have been reclassified to a long-term investment, included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2008, as a result of a restructuring with the original issuer. This restructured investment extends the life of the security, but is supported by the same underlying collateral that carries the same economic risk.
          The investments in auction rate notes are instruments with long-term contractual maturities, but are typically highly liquid. They have historically repriced at intervals ranging from 7 to 49 days, and therefore, historically, the fair values have approximated carrying values. The individual securities are generally held 28 to 35 days depending on the cash needs for operations. However, during 2007, adverse changes in the financial markets caused certain auction rate notes to revalue lower than their carrying value and become less liquid.
          The funds associated with the auction rate notes will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold the auction rate notes for a period of time sufficient to allow for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the anticipated recovery in fair value. These investments will be evaluated on a quarterly basis. The contractual maturities of securities, other than auction rate notes, average less than one year. RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. RAI considers these investments to be temporarily impaired as of March 31, 2008, with the unrealized loss included in accumulated other comprehensive loss in the condensed consolidated balance sheet (unaudited) as of March 31, 2008. Such unrealized loss did not reduce net income for the three-month period ended March 31, 2008.
Note 7—Inventories
          The major components of inventories were as follows:

	March 31,	December 31,
	2008	2007
Leaf tobacco	$906	$967
Other raw materials	52	45
Work in process	53	48
Finished products	177	163
Other	24	24

Total	1,212	1,247
Less LIFO allowance	59	51

	$1,153	$1,196

          RJR Tobacco recorded $2 million and $1 million of expense from expected LIFO layer liquidations for the three months ended March 31, 2008 and 2007, respectively. RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2008, and interim periods represent an estimate of the expected annual valuation.
Note 8—Income Taxes
          The provision for income taxes in the first quarter of 2008 was $291 million, or an effective rate of 36.6%, compared with $196 million, or an effective rate of 37.4%, in the first quarter of 2007. The effective rate for the first quarter of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture.
          The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the estimated domestic production credit of the American Jobs Creation Act enacted on October 22, 2004.
          The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $158 million and $172 million at March 31, 2008, and December 31, 2007, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at March 31, 2008, and December 31, 2007, was $48 million and $49 million, respectively. The gross amount of penalties of $12 million was accrued at each of March 31, 2008, and December 31, 2007.
          Gross increases in unrecognized tax benefits related to tax positions were $4 million for the three months ended March 31, 2008, consisting of $3 million attributable to current year tax positions and $1 million attributable to prior year tax positions.
          Gross decreases in unrecognized tax benefits were $17 million for the three months ended March 31, 2008, consisting of $3 million attributable to prior year tax positions, $13 million attributable to settlements with taxing authorities and $1 million attributable to statute of limitation expirations.
          As of March 31, 2008, $58 million of unrecognized tax benefits and $42 million of interest and penalties, if recognized, would affect the effective tax rate.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          Included in the provision for income taxes for the first quarter of 2008, was $8 million of additional tax expense including $1 million of interest expense, net of federal benefit and penalties associated with unrecognized tax benefits, compared with $4 million of additional tax expense including $2 million of interest expense, net of federal benefit and penalties in the first quarter of 2007.
          RAI and its subsidiaries are subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter for which RAI has established an accrual is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. RAI’s major taxing jurisdictions and related open tax audits are discussed below.
          The IRS completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006, and a formal settlement agreement was signed during the first quarter of 2008. Overpayments from prior year audits exceed the settlement agreement amount, and a refund of approximately $2 million is expected in 2008. Amended state returns will be prepared in 2008 to reflect these federal adjustments. The additional state income tax associated with these returns is reflected in the FIN No. 48 liability balance.
          RAI has filed a federal consolidated income tax return for the years 2004 through 2006 for which the statute of limitations remains open. There are no IRS examinations scheduled at this time for these open years.
          In December 2007, North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million: $21 million related to tax, $8 million related to interest and $8 million related to penalties. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with North Carolina to resolve issues identified and assessed for years 2000 through 2002. A complete resolution is not anticipated within the next 12 months. However, in the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense of up to $12 million, inclusive of tax, interest, net of federal benefit and penalties.
          It is expected that the amount of unrecognized tax benefits will change in the next 12 months. Excluding the impact of North Carolina’s assessment for years 2000 through 2002, RAI does not expect the change to have a significant impact on its consolidated results of operations, financial position or cash flows.
Note 9—Financial Instruments
          RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.
          Swaps existed on $1.6 billion principal amount of debt as of March 31, 2008. Including the impact of swaps, the average interest rate on the principal amount of RAI’s consolidated $4.4 billion long-term debt was 5.99% as of March 31, 2008.
          The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of March 31, 2008, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $175 million and $119 million at March 31, 2008, and December 31, 2007, respectively, included in other assets and deferred charges and was equal to the increase in the fair value of the hedged long-term debt.
          Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10—Commitments and Contingencies
Tobacco Litigation — General
Introduction
          Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI and RJR, or indemnitees, including B&W. These legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by the companies. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by the Conwood companies are discussed separately under the heading “— Smokeless Tobacco Litigation” below.
          In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than one million during the first quarter of 2008 and $1 million in the first quarter of 2007, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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
Accounting for Tobacco-Related Litigation Contingencies
          In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and the Conwood companies, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. As of December 31, 2007, RJR Tobacco recorded a $6 million accrual related to unfavorable judgments in two individual plaintiff’s cases tried in conjunction with the Engle v. R. J. Reynolds Tobacco Co. case. With the exception of two Engle-related verdicts, and for the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable.
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
          No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of March 31, 2008. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims not related to smoking and health asserted by Japan Tobacco, Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          Finally, as discussed under “— Litigation Affecting the Cigarette Industry — MSA - Enforcement and Validity,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of the MSA. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. Each MSA enforcement action involves alleged breaches of the MSA based on specific actions taken by the particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
          The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of March 31, 2008.

Cautionary Statement
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          During the first quarter of 2008, 1,437 tobacco-related cases, primarily Engle Progeny Cases, defined below, were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2008, there were 2,802 cases, including 686 individual smoker cases pending in West Virginia state court as a consolidated action and 1,897 Engle Progeny Cases, involving 8,103 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,238 total cases on March 31, 2007, and 1,281 total cases on March 31, 2006, pending in the United States against RJR Tobacco or its affiliates or indemnitees.
     As of April 11, 2008, 933 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 928 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 928 total U.S. cases, 27 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,621 Broin II or the 1,931 Engle Progeny Cases, as discussed below, pending as of April 11, 2008. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of April 11, 2008, exclusive of the Broin II and Engle Progeny Cases:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Number of
State	U.S. Cases
West Virginia	692	*
Florida	27
New York	25
Missouri	23
Maryland	22
Mississippi	21
Louisiana	17
California	13
Illinois	8
Washington	5
New Jersey	4
Connecticut	4
Ohio	4
Pennsylvania	4
Kentucky	4
Delaware	3
District of Columbia	3
Georgia	3
Alabama	2
Kansas	2
Maine	2
Michigan	2
Minnesota	2
New Mexico	2
North Carolina	2
Oregon	2
South Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
Arizona	1
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1

Total	928	**

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

*	687 of the 692 cases are pending as a consolidated action In re: Tobacco Litigation Personal Injury Cases, Circuit Court, Ohio County, West Virginia, consolidated January 11, 2000. On February 11, 2008, the trial court stayed the trial of the initial phase indefinitely pending the U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class action filed in August 2005 in the United States District Court for the District of Maine against Philip Morris USA and its parent company, Altria Group, Inc. On February 25, 2008, the U.S. Supreme Court denied the defendants’ petition for certiorari asking the Court to review the trial plan.

**	Of the 928 pending U.S. cases, 40 are pending in federal court, 887 in state court and 1 in tribal court.
          The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of April 11, 2008, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of February 1, 2008, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 27, 2008, and a cross-reference to the discussion of each case type.

		Change in Number
	RJR Tobacco’s	of Cases Since
	Case Numbers as of	February 1, 2008
Case Type	April 11, 2008	Increase/(Decrease)	Page Reference
Individual Smoking and Health	830	(42)	23
Engle Progeny (Number of Plaintiffs)*	1,931 (8,178)	1,065	25
Broin II	2,621	(1)	25
Class-Action	17	(1)	25
Health-Care Cost Recovery	3	No Change	31
MSA-Enforcement and Validity	62	1	35
Antitrust	3	No Change	37
Other Litigation	11	No Change	37

*	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed.
          Three pending cases against RJR Tobacco and B&W have attracted significant media attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.
          In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of April 11, 2008, RJR Tobacco had been served in 1,931 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,178 plaintiffs. The number of cases will increase due to a delay in the processing of cases in the Florida court system.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal. Briefing is scheduled to conclude on May 19, 2008.
          In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nation-wide class of “lights” smokers. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. On April 3, 2008, the Second Circuit decertified the class.
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
     • imposed payment obligations in perpetuity on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and
     • placed significant restrictions on their ability to market and sell cigarettes.
          MSA payments are subject to adjustments for, among other things, the volume of cigarettes sold, market share and inflation. See “— Health-Care Cost Recovery Cases — MSA” below for a detailed discussion of the MSA, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
          Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. The following table lists the trial schedule, as of April 11, 2008, for RJR Tobacco or its affiliates and indemnitees through March 31, 2009.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

July 7, 2008	Washington v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Superior Court
	[MSA Enforcement]		King County
(Seattle, WA)

August 25, 2008	Smith v. R.J. Reynolds Tobacco Co.	RJR Tobacco	U.S. District Court
	[Individual]		Eastern District
(New Orleans, LA)

August 29, 2008	Nichols v. Philip Morris USA, Inc.	RJR Tobacco	Superior Court
	[Individual]		San Diego County
(San Diego, CA)

September 8, 2008	Fabiano v. Philip Morris, Inc.	RJR Tobacco, B&W	NY Supreme Court
	[Individual]		New York County
(New York, NY)

September 8, 2008	Hausrath v. Philip Morris USA, Inc.	B&W	NY Supreme Court
	[Individual]		Erie County
(Buffalo, NY)

December 17, 2008	Williams v. Brown & Williamson	RJR Tobacco, B&W	Circuit Court
	[Individual]		City of St. Louis (St. Louis, MO)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
January 5, 2009	Workman v. R.J. Reynolds Tobacco Co.	RJR Tobacco	U.S. District Court
	[Individual]		Southern District
(Miami, FL)

January 5, 2009	Hargroves v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Hillsborough County
(Miami, FL)

January 20, 2009	Suzanne Lombardi v. R.J. Reynolds Tobacco Co.	RJR Tobacco	U.S. District Court
	[Engle Progeny]		Southern District
(Miami, FL)

February 2, 2009	Goldberg v. Brown & Williamson	RJR Tobacco, B&W	U.S. District Court
	[Individual]		Southern District
(West Palm Beach, FL)
          Trial Results. From January 1, 1999 through April 11, 2008, 54 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 37 cases, including four mistrials, tried in Florida (11), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
          Additionally, from January 1, 1999 through April 11, 2008, verdicts were returned in 22 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 13 cases — five in Florida, three in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois.
          No cases were tried in the first quarter of 2008 in which RJR Tobacco was a defendant.
          The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried and remain pending as of April 11, 2008, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006, affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of class-wide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, on February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the damages verdicts mentioned above, which was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000.

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

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal limited the size of the class, and rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on April 2, 2007, which was denied on January 7, 2008. On March 24, 2008, the defendants also filed with the Louisiana Supreme Court a motion to stay the case pending application to the U.S. Supreme Court, which was denied on April 2, 2008. The defendants filed their petition for writ of certiorari with the U.S. Supreme Court on April 7, 2008.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals affirmed the compensatory damages

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
award but ordered a new trial on punitive damages. The Missouri Supreme Court accepted transfer of the case from the court of appeals. Oral argument was heard on February 13, 2008. A decision is pending.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the New York Supreme Court, Appellate Division reversed the judgment in the plaintiffs’ favor and dismissed the case.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. Briefing is scheduled to conclude on May 19, 2008.

May 2, 2007	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	On September 5, 2007, the court denied RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its notice of appeal on October 3, 2007. On March 21, 2008, the court entered a third stipulation and order for stay against enforcement of judgment until June 6, 2008.
Individual Smoking and Health Cases
          As of April 11, 2008, 830 individual cases, including 687 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II or Engle Progeny Cases discussed below. A total of 824 of the individual

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
          Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2008, to March 31, 2008, or remained on appeal as of March 31, 2008.
          In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris on May 2, 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco on May 9, 2007. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco filed its notice of appeal to the Court of Appeal for the State of California, First Appellate District, on October 3, 2007. On March 21, 2008, the court entered a third stipulation and order for stay against enforcement of judgment until June 6, 2008.
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
          On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals, and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. The Missouri Supreme Court agreed to accept transfer of the case from the court of appeals. Oral argument was heard on February 13, 2008. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and dismissed the case.
Engle Progeny Cases
          Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of April 11, 2008, RJR Tobacco had been served in 1,931 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,178 plaintiffs. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.
Broin II Cases
          As of April 11, 2008, there were 2,621 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
          On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in airplane cabins, that is, specific causation. Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided during the period from January 1, 2008 to March 31, 2008, or remained on appeal or were otherwise pending as of March 31, 2008.
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
          In Menchini v. Philip Morris USA, Inc., a case filed in August 2000 in Circuit Court, Miami-Dade County, Florida, a jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on November 16, 2007, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. A stipulation of discontinuance was filed on March 12, 2008.
Class-Action Suits
          Overview. As of April 11, 2008, 17 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon and West Virginia. All pending class-action cases are discussed below.
          The pending class-actions against RJR Tobacco or its affiliates or indemnitees include eight cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Florida, Illinois, Minnesota, Missouri and New York.
          Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions.
          Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court: In re Simon (II) Litigation and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.
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
          On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million, that is, the portions for RJR Tobacco and B&W, towards the bond. On February 7, 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest and struck eight of the 12 components of the smoking cessation program. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. Plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. There is currently no final judgment for a specific amount of damages to be paid for smoking cessation, and the appellate court remanded the case to the trial court for further proceedings, which will likely lead to additional appellate review if any new judgment is entered. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. On April 2, 2008, the defendants’ motion to stay proceedings pending application to the U.S. Supreme Court was denied. The defendants filed their petition for writ of certiorari with the U.S. Supreme Court on April 7, 2008.
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
          On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of April 11, 2008, 1,931 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,178 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.
          On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On October 1, 2007, the defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, the verdicts in favor of Mary Farnan and Angie Della Vecchia, mentioned above, became final. On February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the compensatory damages verdicts mentioned above, which amount was determined using the total amount of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
verdicts together with accrued interest beginning November 7, 2000. A final computation of interest due on those judgments will be determined by the trial court in 2008.
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
          California Business and Professions Code Cases. On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a case filed in April 1998 in Superior Court, San Diego County, California, a judge, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. The action had been brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages, restitution to each member of the class and to the general public, and an injunction prohibiting the defendants from engaging in further violation of California Business and Professions Code § 17200 and § 17500. The plaintiffs alleged that due to the deceptive practices of the defendants, they became addicted to cigarettes as teenagers. The court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds and dismissed the action on October 21, 2002. On October 6, 2004, the California Court of Appeal affirmed the trial court. On August 2, 2007, the California Supreme Court affirmed the California Court of Appeal. On March 17, 2008, the plaintiffs’ petition for writ of certiorari with the U.S. Supreme Court was denied.
          On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the same judge as in Daniels granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. Supplemental briefing is complete. A decision is pending.
          “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), Florida (1) and New York (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
          The seminal “lights” class-action case involved RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007.
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
          In the event RJR Tobacco and its affiliates or indemnitees lose the Turner or Howard cases, or one or more of the other pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.
          Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” On September 25, 2006, the court issued its decision, among other things, granting class certification. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. On April 3, 2008, the Second Circuit decertified the class.
          A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class-action pending against Altria and PM USA.
          In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc.
          In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment in favor of the defendants on preemption grounds and remanded the case to the District Court of Hennepin County. On January 28, 2008, RJR Tobacco filed a motion to stay its January 3, 2008 petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc. This motion was granted on February 27, 2008.
          In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005 to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          Finally, in Rivera v. Brown & Williamson Tobacco Corp., a case filed in October 2006 in Circuit Court, Broward County, Florida, B&W removed the case to the U.S. District Court for the Southern District of Florida on November 15, 2006, and answered the complaint on November 22, 2006. On September 10, 2007, the court stayed the case until disposition of Hines v. Philip Morris, Inc. On March 10, 2008, the court dismissed the case with prejudice.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          As of April 11, 2008, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the Master Settlement Agreement discussion.
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
          Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA, including the settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and related information for 2006 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2012 and
	2006	2007	2008	2009	2010	2011	thereafter
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136

Florida Annual Payment	440	440	440	440	440	440	440

Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:

Annual Payments (1)	7,004	7,004	8,004	8,004	8,004	8,004	8,004

Base Foundation Funding	25	25	25	—	—	—	—

Growers’ Trust (2)	500	500	500	295	295	—	—
Offset by federal tobacco buyout (2)	(500)	(500)	(500)	(295)	(295)	—	—

Total	$8,389	$8,389	$9,389	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,611	$2,821		—		—		—		—		—

Settlement cash payments	$2,631	$2,616		—		—		—		—		—
Projected settlement expenses	—	—	$	>2,700	$	>2,650	$	>2,650	$	>2,650	$	>2,650
Projected settlement cash payments	—	—	$	>2,800	$	>2,650	$	>2,650	$	>2,650	$	>2,650

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
          Native American Tribe Cases. As of April 11, 2008, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
          Hospital Cases. As of April 11, 2008, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for January 11, 2010.
          Other Cases. On August 4, 2005, the United Seniors Association filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, in the U.S. District Court for the District of Massachusetts. The case sought to recover for the Medicare program all of the expenditures that the Medicare program made from August 4, 1999, to present for the health-care services rendered to Medicare’s beneficiaries for the treatment of diseases attributable to smoking. The plaintiff alleged that the defendants concealed, denied and manipulated the addictive properties of their cigarettes; and engaged in tortious and other wrongful conduct. On October 24, 2005, the defendants filed a motion to dismiss or, in the alternative, transfer the case to the U.S. District Court for the Middle District of Florida, where a virtually identical case against Philip Morris and Liggett was dismissed. On August 28, 2006, the defendants’ motion to dismiss was granted. The plaintiff’s appeal to the U.S. Court of Appeals for the First Circuit was denied on August 20, 2007. On November 14, 2007, the plaintiff filed a writ of certiorari with the U.S. Supreme Court, which was denied on January 22, 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
MSA-Enforcement and Validity
          As of April 11, 2008, there were 62 cases concerning the enforcement, validity or interpretation of the MSA in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the MSA.
          On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris, Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds, alleging that the MSA supposedly is inconsistent with the federal antitrust laws, for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law, the Cartwright Act, for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealed, and on September 26, 2007, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the lawsuit. On January 25, 2008, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court. Briefing is underway.
          On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III (r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. On April 25, 2007, the court denied the State of Vermont’s motion to strike defendants’ demand for trial by jury. Trial is not expected to begin earlier than the fourth quarter of 2008.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In December, 2007, the states of California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington sued RJR Tobacco in their respective state courts under the MSA consent decree claiming, among other things, that a Rolling Stone magazine editorial section and an adjacent Camel Farm advertisement included cartoon images prohibited under the MSA. The states are seeking monetary sanctions resulting from RJR Tobacco’s alleged violation of the MSA and the related Consent Decree, injunctive relief and attorney’s fees and costs. A hearing on the State of Ohio’s claims occurred on January 17, 2008 and February 8, 2008. The judge has taken the issue under advisement. Activity continues in each state. In Stewart v. RJR Tobacco, two artists groups filed a class-action lawsuit on December 17, 2007, in California state court against RJR Tobacco and Rolling Stone’s publisher, Wenner Media, claiming their mention in the editorial section violated their right of publicity. The plaintiffs seek to recover actual damages in the amount of $750.00 per violation, per plaintiff and per each class member and punitive damages in an unspecified amount.
     NPM Adjustment.  The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other participating manufacturers, with all participating manufacturers referred to as PMs. Certain requirements must be satisfied before the NPM Adjustment for a given year is available: (1) an independent auditor designated under the MSA must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs, and (2) in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss. When these two requirements are satisfied, the MSA provides that the NPM Adjustment applies to reduce the annual payment obligation of the PMs. However, an individual settling state may avoid its share of the NPM Adjustment if it had in place and diligently enforced during the entirety of the relevant year a “Qualifying Statute” that imposes escrow obligations on NPMs that are comparable to what the NPMs would have owed if they had joined the MSA. In such event, the state’s share of the NPM Adjustment is reallocated to other settling states, if any, that did not have in place and diligently enforce a Qualifying Statute.
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
     As of April 16, 2008, 47 out of 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 35 states, the orders compelling arbitration are final and/or non-appealable.
     At this time, it is not possible to estimate a date by which arbitration of the dispute concerning the 2003 NPM Adjustment will commence or how many states will ultimately participate.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     NPM Adjustment Claim for 2005.  During 2007, proceedings were initiated with respect to an NPM Adjustment for 2005. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2005. On April 18, 2007, RJR Tobacco and other PMs initiated the “significant factor” proceeding called for under the MSA with respect to the 2005 NPM Adjustment. On February 7, 2008, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2005 market share loss. On April 15, 2008, RJR Tobacco placed approximately $431 million of its 2008 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2005 NPM Adjustment as calculated by the MSA independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments.
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of April 11, 2008, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

A preliminary hearing was commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor had sufficient evidence supporting the criminal charges to justify a trial of the defendants that had been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and discharging the other six accused. JTI-MC and Mr. Lang have separately filed papers seeking an order quashing the order committing them to stand trial, and the government has filed papers seeking an order quashing the order discharging six of the accused. On December 19, 2007, JTI-MC abandoned its effort to have the order committing it to trial quashed. On February 19, 2008, the Superior Court of Justice in Ontario denied Mr. Lang’s request to quash the order committing him to trial. The court granted the government’s request to quash the order discharging six individuals and remanded the matter to the preliminary hearing judge for reconsideration. No appeals were taken from that decision.

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

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 19, 2007, the court ordered that the case be scheduled for trial no later than December 31, 2008, subject to further order of the court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to May 30, 2008. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, $4.3 billion Canadian; Ontario, $1.5 billion Canadian; New Brunswick, $1.5 billion Canadian; Quebec, $1.4 billion Canadian; British Columbia, $450 million Canadian; Nova Scotia, $326 million Canadian; Prince Edward Island, $75 million Canadian and Manitoba, $23 million Canadian. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

•	On December 14, 2007, the European Community and 26 of its member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and the member states either had or might have had prior to December 14, 2007 against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory member states agreed to release RJR and its affiliates from those same claims.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed. The European Community and the member states have recently suggested that they may file similar claims regarding the U.S. tobacco business of B&W, which was acquired in 2004 in the B&W business combination.
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
     On January 19, 2007, the court released decisions on RJR Tobacco’s two summary judgment motions. The court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument occurred on March 7, 2008, and the judges asked for a letter brief concerning the inequitable conduct issue addressing circumstances regarding intent to deceive and circumstances surrounding the transfer of files during Star’s patent procurement activities. A decision is pending. On July 9, 2007, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending Star’s lawsuit. The trial court has deferred that motion pending the appeal.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the B&W business combination, RJR Tobacco agreed to indemnify Commonwealth for this claim to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined.
Smokeless Tobacco Litigation
     As of April 11, 2008, the Conwood companies were a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the Court’s December 3, 2001 order, the smokeless tobacco claims and the defendants remain severed.
     Pursuant to a second amended complaint filed in September 2006, the Conwood companies are a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by the Conwood companies. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not presently a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On March 13, 2008, the court denied this motion, and the plaintiff thereafter filed a motion for reconsideration. On November 19, 2007, the plaintiff filed a motion for class certification. This motion is fully briefed. Court ordered mediation is scheduled for May 15, 2008.
Employment Litigation
     On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. As of April 11, 2008, 302 additional retail representatives opted into the lawsuit. The opt-in period to join the collective action will end on May 1, 2008.
     Two new cases were filed in February 2008. Radcliffe v. R.J. Reynolds Tobacco Co., filed on February 14, 2008, in federal court in California, has not been served. Dinino v. R.J. Reynolds Tobacco Co., filed on February 29, 2008, in federal court in New York, was served on April 18, 2008. Both cases allege violations of the Fair Labor Standards Act.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 11–Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2007	$—	$8,653	$(873)	$(314)	$7,466
Net income	—	—	505	—	505	$505
Retirement benefits SFAS No. 158, net of $3 million tax expense	—	—	—	4	4	4
Unrealized loss on short-term investments, net of $3 million tax benefit	—	—	—	(5)	(5)	(5)
Cumulative translation adjustment	—	—	—	16	16	16
Other	—	—	—	1	1	1

Total comprehensive income	—	—	—	—		$521

Dividends — $0.85 per share	—	—	(251)	—	(251)
Equity incentive award plan and stock-based compensation	—	4	—	—	4

Balance as of March 31, 2008	$—	$8,657	$(619)	$(298)	$7,740

     On February 5, 2008, the board of directors of RAI authorized the repurchase of up to $30 million of outstanding shares of RAI common stock to offset the dilution from shares issued under certain equity-based benefit plans.
     On February 5, 2008, the board of directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of shares of restricted RAI common stock under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP, effective March 6, 2008. The 321,991 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2008, of $61.89. The shares of the restricted RAI common stock generally will vest on March 6, 2011. As an equity-based grant, compensation expense includes the vesting period elapsed. Dividends on shares of outstanding restricted stock, which are paid concurrently with dividends on outstanding unrestricted shares of stock, are recognized as a reduction of equity.
     On February 5, 2008, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis, to shareholders of record as of March 10, 2008.
     For further information related to RAI’s board of directors share repurchase authorizations subsequent to March 31, 2008, see note 16.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 12–Segment Information
     RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are five of the ten best-selling brands of cigarettes in the United States as of March 31, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products. Conwood’s products currently hold the first or second position in market share in each category. In addition, Conwood also distributes a variety of other tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. As of January 1, 2008, the management of RJR Tobacco’s super premium brands, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases and manages the international businesses of Conwood and Santa Fe. The financial position and results of operations of these operating segments do not meet the materiality criteria to be reportable.
     The amounts presented for prior periods have been reclassified to reflect the current segment composition.
     Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker.
     Segment Data:

	For the Three Months
	Ended March 31,
	2008	2007
Net sales:
RJR Tobacco	$1,787	$1,907
Conwood	167	155
All Other	103	86

Consolidated net sales	$2,057	$2,148

Operating income:
RJR Tobacco	$415	$488
Conwood	81	80
All Other	36	35
Corporate expense	(26)	(29)

Consolidated operating income	$506	$574

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2008	2007
Reconciliation to income before income taxes:
Operating income	$506	$574
Interest and debt expense	72	89
Interest income	(22)	(38)
Gain on termination of joint venture	(328)	—
Other income, net	(12)	(1)

Income before income taxes	$796	$524

	March 31,	December 31,
	2008	2007
Assets:
RJR Tobacco	$16,494	$15,956
Conwood	4,459	4,559
All Other	1,456	1,104
Corporate	16,357	16,336
Elimination adjustments	(19,156)	(19,326)

Consolidated assets	$19,610	$18,629

Note 13–Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates.

	March 31,	December 31,
	2008	2007
Balances:

Accounts receivable, BAT	$77	$80
Due to BAT	5	7
Deferred revenue, BAT	27	35

	2008	2007
Transactions for the three months ended March 31:

Net sales, BAT	$113	$130
BAT related legal indemnification expenses	—	1
Purchases from BAT	1	2
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. During the three months ended March 31, 2008, net sales to BAT affiliates were $113 million, primarily cigarettes, representing 5% of RAI’s total net sales.
     RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of March 31, 2008, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14—RAI Guaranteed, Secured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantors of RAI’s $4.4 billion guaranteed, secured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI, RJR Acquisition Corp., and certain of RJR Tobacco’s other subsidiaries, the guarantors; other indirect subsidiaries of RAI that are not guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2008
Net sales	$—	$1,935	$38	$(29)	$1,944
Net sales, related party	—	113	—	—	113
Cost of products sold	—	1,175	17	(28)	1,164
Selling, general and administrative expenses	6	362	14	—	382
Amortization expense	—	5	—	—	5

Operating income (loss)	(6)	506	7	(1)	506
Interest and debt expense	70	2	—	—	72
Interest income	—	(20)	(2)	—	(22)
Intercompany interest (income) expense	(18)	17	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other (income) expense, net	1	(12)	(1)	—	(12)

Income (loss) before income taxes	(59)	530	337	(12)	796
Provision for (benefit from) income taxes	(21)	311	1	—	291
Equity income from subsidiaries	543	336	—	(879)	—

Net income	$505	$555	$336	$(891)	$505

For the Three Months Ended March 31, 2007
Net sales	$—	$2,016	$16	$(14)	$2,018
Net sales, related party	—	130	—	—	130
Cost of products sold	—	1,188	1	(14)	1,175
Selling, general and administrative expenses	15	369	9	—	393
Amortization expense	—	6	—	—	6

Operating income (loss)	(15)	583	6	—	574
Interest and debt expense	84	5	—	—	89
Interest income	(1)	(36)	(1)	—	(38)
Intercompany interest (income) expense	(32)	31	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	2	(1)	(2)	—	(1)

Income (loss) before income taxes	(68)	595	8	(11)	524
Provision for (benefit from) income taxes	(23)	218	1	—	196
Equity income from subsidiaries	373	7	—	(380)	—

Net income	$328	$384	$7	$(391)	$328

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2008
Cash flows from operating activities	$217	$722	$20	$(81)	$878

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(1)	—	—	(1)
Proceeds from sale of short-term investments	—	2	—	—	2
Capital expenditures	—	(38)	(1)	—	(39)
Other, net	—	5	(3)	—	2
Intercompany notes receivable	20	(107)	—	87	—

Net cash flows from (used in) investing activities	20	(139)	(4)	87	(36)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(251)	(70)	—	70	(251)
Dividends paid on preferred stock	(11)	—	—	11	—
Intercompany notes payable	107	(20)	—	(87)	—

Net cash flows from (used in) financing activities	(155)	(90)	—	(6)	(251)

Net change in cash and cash equivalents	82	493	16	—	591
Cash and cash equivalents at beginning of period	243	1,885	87	—	2,215

Cash and cash equivalents at end of period	$325	$2,378	$103	$—	$2,806

For the Three Months Ended March 31, 2007
Cash flows from (used in) operating activities	$169	$(709)	$11	$(11)	$(540)

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(1,958)	—	—	(1,958)
Proceeds from sale of short-term investments	—	2,441	—	—	2,441
Capital expenditures	—	(24)	(4)	—	(28)
Distributions from (investments in) equity investees	—	(1)	6	—	5
Intercompany notes receivable	20	(42)	—	22	—

Net cash flows from investing activities	20	416	2	22	460

Cash flows from (used in) financing activities:
Dividends paid on common stock	(222)	—	—	—	(222)
Dividends paid on preferred stock	(11)	—	—	11	—
Repayment of long-term debt	(4)	—	—	—	(4)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repurchase of common stock	(60)	—	—	—	(60)
Intercompany notes payable	42	(20)	—	(22)	—

Net cash flows used in financing activities activities	(254)	(20)	—	(11)	(285)

Net change in cash and cash equivalents	(65)	(313)	13	—	(365)
Cash and cash equivalents at beginning of period	296	1,065	72	—	1,433

Cash and cash equivalents at end of period	$231	$752	$85	$—	$1,068

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2008
Assets
Cash and cash equivalents	$325	$2,378	$103	$—	$2,806
Short-term investments	—	330	—	—	330
Accounts receivable, net	—	66	12	—	78
Accounts receivable, related party	—	77	—	—	77
Notes receivable	—	1	168	—	169
Other receivables	35	29	1	—	65
Inventories	—	1,120	36	(3)	1,153
Deferred income taxes, net	11	825	—	—	836
Prepaid expenses and other	5	142	6	—	153
Short-term intercompany notes and interest receivable	82	142	—	(224)	—
Other intercompany receivables	87	—	4	(91)	—

Total current assets	545	5,110	330	(318)	5,667
Property, plant and equipment, net	8	1,047	20	—	1,075
Trademarks, net	—	3,405	—	—	3,405
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	195	4	—	199
Long-term intercompany notes	2,100	1,417	—	(3,517)	—
Investment in subsidiaries	11,350	464	—	(11,814)	—
Other assets and deferred charges	238	638	239	(25)	1,090

Total assets	$14,241	$20,442	$601	$(15,674)	$19,610

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$3,088	$—	$—	$3,088
Accounts payable and other accrued liabilities	540	746	21	—	1,307
Due to related party	—	3	2	—	5
Deferred revenue, related party	—	27	—	—	27
Short-term intercompany notes and interest payables	40	81	103	(224)	—
Other intercompany payables	—	91	—	(91)	—

Total current liabilities	580	4,036	126	(315)	4,427
Intercompany notes and interest payable	1,417	2,100	—	(3,517)	—
Long-term debt	4,437	134	—	—	4,571
Deferred income taxes, net	—	1,351	—	(25)	1,326
Long-term retirement benefits (less current portion)	45	1,107	11	—	1,163
Other noncurrent liabilities	22	361	—	—	383
Shareholders’ equity	7,740	11,353	464	(11,817)	7,740

Total liabilities and shareholders’ equity	$14,241	$20,442	$601	$(15,674)	$19,610

December 31, 2007
Assets
Cash and cash equivalents	$243	$1,885	$87	$—	$2,215
Short-term investments	—	377	—	—	377
Accounts receivable, net	—	61	12	—	73
Accounts receivable, related party	—	80	—	—	80
Notes receivable	—	1	—	—	1
Other receivables	7	18	—	—	25
Inventories	—	1,167	31	(2)	1,196
Deferred income taxes, net	11	833	1	—	845
Prepaid expenses and other	6	169	3	2	180
Short-term intercompany notes and interest receivable	82	127	—	(209)	—
Other intercompany receivables	153	—	23	(176)	—

Total current assets	502	4,718	157	(385)	4,992

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Property, plant and equipment, net	8	1,046	20	(1)	1,073
Trademarks, net	—	3,407	—	—	3,407
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	199	3	—	202
Long-term intercompany notes	2,120	1,310	—	(3,430)	—
Investment in subsidiaries	10,848	104	—	(10,952)	—
Other assets and deferred charges	186	571	49	(25)	781

Total assets	$13,664	$19,521	$237	$(14,793)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,449	$—	$—	$2,449
Accounts payable and other accrued liabilities	391	993	27	1	1,412
Due to related party	—	5	2	—	7
Deferred revenue, related party	—	35	—	—	35
Short-term intercompany notes and interest payable	34	82	93	(209)	—
Other intercompany payables	—	176	—	(176)	—

Total current liabilities	425	3,740	122	(384)	3,903
Intercompany notes and interest payable	1,310	2,120	—	(3,430)	—
Long-term debt	4,383	132	—	—	4,515
Deferred income taxes, net	—	1,209	—	(25)	1,184
Long-term retirement benefits (less current portion)	44	1,112	11	—	1,167
Other noncurrent liabilities	36	358	—	—	394
Shareholders’ equity	7,466	10,850	104	(10,954)	7,466

Total liabilities and shareholders’ equity	$13,664	$19,521	$237	$(14,793)	$18,629

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15–RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $74 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and the Conwood companies that are not guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2008
Net sales	$—	$—	$1,733	$261	$(50)	$1,944
Net sales, related party	—	—	110	3	—	113
Cost of products sold	—	—	1,121	93	(50)	1,164
Selling, general and administrative expenses	6	—	306	70	—	382
Amortization expense	—	—	5	—	—	5

Operating income (loss)	(6)	—	411	101	—	506
Interest and debt expense	70	2	—	—	—	72
Interest income	—	(1)	(18)	(3)	—	(22)
Intercompany interest (income) expense	(18)	(2)	(27)	47	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	1	(12)	—	(1)	—	(12)

Income (loss) before income taxes	(59)	24	456	386	(11)	796
Provision for (benefit from) income taxes	(21)	5	288	19	—	291
Equity income from subsidiaries	543	504	335	—	(1,382)	—

Net income	$505	$523	$503	$367	$(1,393)	$505

For the Three Months Ended March 31, 2007
Net sales	$—	$—	$1,827	$215	$(24)	$2,018
Net sales, related party	—	—	127	3	—	130
Cost of products sold	—	—	1,136	63	(24)	1,175
Selling, general and administrative expenses	15	—	323	55	—	393
Amortization expense	—	—	6	—	—	6

Operating income (loss)	(15)	—	489	100	—	574
Interest and debt expense	84	5	—	—	—	89
Interest income	(1)	(3)	(31)	(3)	—	(38)
Intercompany interest (income) expense	(32)	(1)	(15)	48	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	2	(1)	—	(2)	—	(1)

Income (loss) before income taxes	(68)	11	535	57	(11)	524
Provision for (benefit from) income taxes	(23)	—	201	18	—	196
Equity income from subsidiaries	373	341	6	—	(720)	—

Net income	$328	$352	$340	$39	$(731)	$328

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2008
Cash flows from operating activities	$217	$17	$727	$10	$(93)	$878

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	—	(1)	—	—	(1)
Proceeds from sale of short-term investments	—	—	2	—	—	2
Capital expenditures	—	—	(24)	(15)	—	(39)
Net intercompany investments	—	—	—	—	—	—
Other, net	—	1	4	(3)	—	2
Intercompany notes receivable	20	—	(108)	—	88	—

Net cash flows from (used in) investing activities	20	1	(127)	(18)	88	(36)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(251)	—	(12)	(70)	82	(251)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Intercompany notes payable	107	1	—	(20)	(88)	—

Net cash flows (used in) from financing activities	(155)	1	(12)	(90)	5	(251)

Net change in cash and cash equivalents	82	19	588	(98)	—	591
Cash and cash equivalents at beginning of period	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of period	$325	$44	$2,211	$226	$—	$2,806

For the Three Months Ended March 31, 2007
Cash flows from (used in) operating activities	$169	$7	$(731)	$26	$(11)	$(540)

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(1)	(1,957)	—	—	(1,958)
Proceeds from sale of short-term investments	—	—	2,441	—	—	2,441
Capital expenditures	—	—	(20)	(8)	—	(28)
Distributions from (investment in) equity investees	—	—	(1)	6	—	5
Intercompany notes receivable	20	9	(39)	—	10	—

Net cash flows from (used in) investing activities	20	8	424	(2)	10	460

Cash flows from (used in) financing activities:
Dividends paid on common stock	(222)	—	—	—	—	(222)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Repurchase of common stock	(60)	—	—	—	—	(60)
Repayments of long-term debt	(4)	—	—	—	—	(4)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Intercompany notes payable	42	(5)	1	(28)	(10)	—

Net cash flows from (used in) financing activities	(254)	(5)	1	(28)	1	(285)

Net change in cash and cash equivalents	(65)	10	(306)	(4)	—	(365)
Cash and cash equivalents at beginning of period	296	22	848	267	—	1,433

Cash and cash equivalents at end of period	$231	$32	$542	$263	$—	$1,068

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2008
Assets
Cash and cash equivalents	$325	$44	$2,211	$226	$—	$2,806
Short-term investments	—	—	330	—	—	330
Accounts receivable, net	—	—	47	31	—	78
Accounts receivable, related party	—	—	72	5	—	77
Note receivable	—	1	—	168	—	169
Other receivables	35	2	23	5	—	65
Inventories	—	—	861	294	(2)	1,153
Deferred income taxes, net	11	—	804	21	—	836
Prepaid expenses and other	5	—	137	11	—	153
Short-term intercompany notes and interest receivable	82	116	454	—	(652)	—
Other intercompany receivables	87	—	—	—	(87)	—

Total current assets	545	163	4,939	761	(741)	5,667
Property, plant and equipment, net	8	—	927	141	(1)	1,075
Trademarks, net	—	—	1,865	1,540	—	3,405
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	195	4	—	199
Long-term intercompany notes	2,100	215	1,417	—	(3,732)	—
Investment in subsidiaries	11,350	9,749	446	—	(21,545)	—
Other assets and deferred charges	238	38	599	240	(25)	1,090

Total assets	$14,241	$10,165	$15,690	$5,558	$(26,044)	$19,610

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$3,055	$33	$—	$3,088
Accounts payable and other accrued liabilities	540	5	684	78	—	1,307
Due to related party	—	—	2	3	—	5
Deferred revenue, related party	—	—	27	—	—	27
Short-term intercompany notes and interest payable	40	404	2	206	(652)	—
Other intercompany payables	—	—	81	6	(87)	—

Total current liabilities	580	409	3,851	326	(739)	4,427
Intercompany notes	1,417	—	—	2,315	(3,732)	—
Long-term debt	4,437	134	—	—	—	4,571
Deferred income taxes, net	—	3	785	563	(25)	1,326
Long-term retirement benefits (less current portion)	45	18	1,040	60	—	1,163
Other noncurrent liabilities	22	91	265	5	—	383
Shareholders’ equity	7,740	9,510	9,749	2,289	(21,548)	7,740

Total liabilities and shareholders’ equity	$14,241	$10,165	$15,690	$5,558	$(26,044)	$19,610

December 31, 2007
Assets
Cash and cash equivalents	$243	$25	$1,623	$324	$—	$2,215
Short-term investments	—	—	377	—	—	377
Accounts receivable, net	—	—	41	32	—	73
Accounts receivable, related party	—	—	75	5	—	80
Notes receivable	—	1	—	—	—	1
Other receivables	7	1	14	3	—	25
Inventories	—	—	908	290	(2)	1,196
Deferred income taxes, net	11	1	814	19	—	845
Prepaid expenses and other	6	—	168	6	—	180

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Short-term intercompany notes and interest receivable	82	109	446	—	(637)	—
Other intercompany receivables	153	—	—	29	(182)	—

Total current assets	502	137	4,466	708	(821)	4,992
Property, plant and equipment, net	8	—	936	130	(1)	1,073
Trademarks, net	—	—	1,867	1,540	—	3,407
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	199	3	—	202
Long-term intercompany notes	2,120	225	1,310	—	(3,655)	—
Investment in subsidiaries	10,848	9,240	87	—	(20,175)	—
Other assets and deferred charges	186	34	534	51	(24)	781

Total assets	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,425	$24	$—	$2,449
Accounts payable and other accrued liabilities	391	5	873	143	—	1,412
Due to related party	—	—	4	3	—	7
Deferred revenue, related party	—	—	35	—	—	35
Short-term intercompany notes and interest payable	34	403	3	197	(637)	—
Other intercompany payables	—	14	168	—	(182)	—

Total current liabilities	425	422	3,508	367	(819)	3,903
Intercompany notes	1,310	—	2	2,343	(3,655)	—
Long-term debt	4,383	132	—	—	—	4,515
Deferred income taxes, net	—	2	643	563	(24)	1,184
Long-term retirement benefits (less current portion)	44	18	1,046	59	—	1,167
Other noncurrent liabilities	36	92	262	4	—	394
Shareholders’ equity	7,466	8,970	9,240	1,968	(20,178)	7,466

Total liabilities and shareholders’ equity	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Note 16—Subsequent Event
     On April 29, 2008, RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s percentage ownership of RAI’s equity. As of April 29, 2008, B&W owned approximately 42% of RAI’s issued and outstanding common stock. This repurchase program supersedes the $30 million repurchase program authorized on February 5, 2008, the purpose of which had been to offset the dilution from shares issued under certain equity-based benefit plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2008 with the first quarter of 2007. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Initiatives
     RAI’s reportable operating segments are RJR Tobacco and Conwood. RJR Tobacco consists of the primary operations of R. J. Reynolds Tobacco Company. Conwood consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are five of the ten best-selling brands of cigarettes in the United States as of March 31, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI transferred to RJR Tobacco.
     RAI’s other reportable segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the six best-selling brands of moist snuff in the United States, and LEVI GARRETT, a loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products. Conwood also distributes a variety of other tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe and GPI. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Beginning January 1, 2008, the management of RJR Tobacco’s super premium brands, including DUNHILL and STATE EXPRESS 555 cigarette brands was transferred to Santa Fe from RJR Tobacco. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases and manages the international businesses of Conwood and Santa Fe.
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
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve a brand’s market position or to introduce a new brand style. Most recently, competition among the major manufacturers has broadened to include a new smokeless, spitless category, known as snus. Snus is pasteurized tobacco that is currently sold in a small pouch that provides discreet and convenient tobacco consumption. Other cigarette manufacturers and smokeless tobacco manufacturers also are testing products in this new category. RJR Tobacco is expanding snus into additional markets in the first half of 2008.

     RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods include list price changes, discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” Competitive discounting has increased significantly over time as a result of, among other things, higher state excise taxes and the strength of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.
     RJR Tobacco’s brand portfolio strategy is based upon three categories: growth, support and non-support. The growth brands consist of two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term market share and profit growth, CAMEL and KOOL receive the most significant investment support. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. All remaining brands are non-support brands, and are managed to maximize near-term profitability. RJR Tobacco expects this focused portfolio strategy will result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.
Conwood
     Conwood offers a range of differentiated smokeless and other tobacco products to adult consumers. Conwood has offerings in the following smokeless tobacco markets: moist snuff, loose leaf, dry snuff, plug and twist tobacco. The moist snuff category is divided into premium and price-value brands. The moist snuff category has developed many of the characteristics of the larger cigarette market, including pricing tiers with intense competition, focused marketing programs and significant product innovation. GRIZZLY, the nation’s largest price-value brand, has led to Conwood’s increased share of the smokeless market. KODIAK is Conwood’s leading premium brand.
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew at 6% in the first quarter of 2008 compared with the first quarter of 2007, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.
     Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Recently, a cigarette manufacturer began testing moist snuff products.
Critical Accounting Policies
     GAAP requires estimates and assumptions to be made that affect the reported amounts in RAI’s condensed consolidated financial statements (unaudited) and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RAI and its subsidiaries. For information related to these and other significant accounting policies, see note 1 to condensed consolidated financial statements (unaudited).
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
     As discussed in note 10 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of April 11, 2008, RJR Tobacco had paid approximately $12 million since January 1, 2006, related to such unfavorable judgments.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
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
Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the Master Settlement Agreement, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA, see “–Litigation Affecting the Cigarette Industry–Health-Care Cost Recovery Cases–MSA” and “–MSA–Enforcement and Validity” in note 10 to condensed consolidated financial statements (unaudited).
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

     The condensed consolidated financial statements (unaudited) reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. RAI will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on RAI’s consolidated results of operations, financial position or cash flows. RAI is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations, financial position or cash flows.
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for RAI as of January 1, 2009. RAI does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated results of operations, financial position or cash flows.
Results of Operations

	Three Months Ended
	March 31,
	2008	2007	% Change
Net sales:[1]
RJR Tobacco	$1,787	$1,907	(6.3)%
Conwood	167	155	7.7%
All Other	103	86	19.8%

Net sales	2,057	2,148	(4.2)%
Cost of products sold[1,2]	1,164	1,175	(0.9)%
Selling, general and administrative expenses	382	393	(2.8)%
Amortization expense	5	6	(16.7)%
Operating income:
RJR Tobacco	415	488	(15.0)%
Conwood	81	80	1.9%
All Other	36	35	2.9%
Corporate expense	(26)	(29)	(10.3)%

	$506	$574	(11.8)%

[1]	Excludes excise taxes of:

RJR Tobacco	$391	$448
Conwood	5	4
All Other	41	42

	$437	$494

[2]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.
RJR Tobacco
     Net Sales
     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows1:

	Three Months Ended March 31,
	2008	2007	% Change
Growth brands:
CAMEL excluding non-filter	5.3	5.6	(6.4)%
KOOL	2.5	2.7	(6.3)%
PALL MALL	1.6	1.6	(1.6)%

Total growth brands	9.4	9.9	(5.6)%

Support brands	8.8	10.0	(12.6)%
Non-support brands	2.7	3.7	(26.5)%

Total domestic	20.8	23.6	(11.8)%

Total premium	13.2	14.7	(10.1)%
Total value	7.7	9.0	(14.6)%
Premium/Total mix	63.2%	62.0%

Industry[2]:
Premium	58.8	60.8	(3.3)%
Value	21.6	22.4	(3.6)%

Total domestic	80.4	83.2	(3.3)%

Premium/Total mix	73.1%	73.1%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. RJR Tobacco’s net sales for the first quarter of 2008 decreased $120 million, or 6.3%, from the comparable prior-year quarter, attributable to $233 million lower volume, partially offset by higher pricing, net of promotional spending. Total domestic shipment volume decreased 11.8% in the first quarter of 2008 compared with the prior year. RJR Tobacco’s decreases in net sales and shipment volume reflect higher pricing and increased competitive promotional spending, as well as a reduction of inventory at the wholesale level. RJR Tobacco’s sales and shipment volume were also impacted by RJR Tobacco’s discontinuation of certain lower-priced, low-margin brands. In addition, RJR Tobacco’s consumers are believed to be more price-sensitive than consumers of competing brands and, therefore, are more greatly affected by economic pressures. Industry shipment volume for the first quarter of 2008 was down 3.3% from the comparable quarter in the prior year.
     RJR Tobacco’s full-year 2008 shipment volume decline is expected to be approximately 7% to 9%.
     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	For the Three Months Ended[2]
	March 31,	December 31,	Share Point	March 31,	Share Point
	2008	2007	Change	2007	Change
Growth brands:

CAMEL excluding non-filter	7.9%	7.9%	—	7.4%	0.5
KOOL	3.1%	3.1%	—	3.2%	(0.1)
PALL MALL	2.2%	2.2%	—	2.0%	0.2

Total growth brands	13.2%	13.2%	—	12.6%	0.5

Support brands	11.0%	11.3%	(0.3)	12.0%	(1.0)

Non-support brands	3.8%	4.1%	(0.3)	4.8%	(1.0)

Total domestic	28.0%	28.5%	(0.5)	29.4%	(1.4)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles remained stable in the first quarter of 2008 compared with the prior quarter and increased 0.5 share points from the first quarter of 2007. During the first quarter of 2008, CAMEL launched updated packaging and smoother blends for its core styles. CAMEL also introduced CAMEL Crush in test markets during the first quarter of 2008. CAMEL Crush is an innovative and unique cigarette that uses RJR Tobacco’s technology to provide adult smokers the option of changing each cigarette from regular to menthol by crushing a capsule in the filter. Continuing its planned expansion, CAMEL Snus will enter nine additional test markets during the first half of 2008. KOOL’s market share in the first quarter of 2008 was stable compared with the prior quarter and down slightly compared to prior-year. PALL MALL’s market share was stable in the first quarter of 2008 compared with the previous quarter and up slightly from the comparable quarter of 2007. PALL MALL plans to introduce more stylish, round-corner packs in the second quarter of 2008.
     The combined share of market of RJR Tobacco’s growth brands during the first three months of 2008 showed improvement over the comparative prior-year period. However, as expected, the decline in share of support and non-support brands more than offset the gains on the growth brands.
     Operating Income
     RJR Tobacco’s operating income for the first quarter of 2008 decreased $73 million to $415 million, or 23.2% of net sales, from $488 million, or 25.6% of net sales, in the comparable prior-year quarter. Increased MSA settlement expense and volume declines during 2008 were partially offset by higher pricing and improvements in productivity.
     RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months
	Ended March 31,
	2008	2007
Settlements	$644	$666

Federal tobacco quota buyout	$60	$68

     MSA expenses are expected to be approximately $2.7 billion in 2008, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million in 2008. For additional information, see “–Litigation Affecting the Cigarette Industry–Health-Care Cost Recovery Cases – MSA” and “–Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited).
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $28 million in each of the quarters ended March 31, 2008 and 2007.

     “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Cases.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research–U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “–Litigation Affecting the Cigarette Industry–Overview” for detailed information regarding the number and type of cases pending, and “–Litigation Affecting the Cigarette Industry–Scheduled Trials” for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2009 in note 10 to condensed consolidated financial statements (unaudited) ..
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal, and the amount of product liability defense costs incurred by RJR Tobacco in the past, RJR Tobacco’s recent experiences in defending its product liability cases, and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the increased individual case filings in Florida due to the Engle decision. See “–Litigation Affecting the Cigarette Industry–Engle Progeny Cases” and “Litigation Affecting the Cigarette Industry–Class Action Suits–Engle Case” in note 10 to condensed consolidated financial statements (unaudited) for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

Conwood
     The shipment volume, in millions of cans, for Conwood was as follows:

	For the Three Months Ended[1]
	March 31,	March 31,
	2008	2007	% Change
Premium:
KODIAK	13.1	12.8	1.9%
Other	0.6	0.8	(16.0)%

	13.7	13.6	0.9%

Price-value:
GRIZZLY	61.7	54.3	13.7%
Other	0.5	0.6	(25.8)%

	62.2	54.9	13.3%

Total moist snuff	75.9	68.5	10.8%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data1 processed by MSAi, were as follows:

	For the Three Months Ended[2]
	March 31,	December 31,	Share Point	March 31,	Share Point
	2008	2007	Change	2007	Change
Premium:
KODIAK	4.4%	4.4%	—	4.5%	(0.2)
Other	0.2%	0.2%	—	0.3%	(0.1)

	4.6%	4.6%	—	4.8%	(0.3)
Price-value:
GRIZZLY	22.1%	21.9%	0.2	20.6%	1.6
Other	0.2%	0.2%	—	0.2%	—

	22.3%	22.1%	0.2	20.8%	1.5

Total moist snuff	26.9%	26.7%	0.2	25.6%	1.2

[1]	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Net Sales
     Conwood’s net sales for the first quarter of 2008 were $167 million compared with $155 million in the first quarter of 2007.
     GRIZZLY, Conwood’s leading price-value moist snuff brand, had a share position of 22.1% of moist snuff shipments in the first quarter of 2008; an increase of 0.2 points from the prior quarter and an increase of 1.6 points from the first quarter of 2007. Conwood has expanded the launch of two new GRIZZLY styles, GRIZZLY Pouches and GRIZZLY Snuff, in 2008 to build on the brand’s momentum and aid in its share growth. The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, has remained stable due to upgrades in packaging and in blends of KODIAK’s mint and straight styles and increased promotional activity compared with the prior quarter and the prior-year.
     Operating Income
     Conwood’s operating income for the first quarter of 2008 increased to $81 million, or 48.8% of net sales, from $80 million, or 51.6% of net sales, in the comparable prior-year quarter. These changes are due to higher volume and pricing offset by increased promotional spending.

RAI Consolidated
     Gain on termination of joint venture of $328 million for the first quarter of 2008 related to the termination of the Reynolds-Gallaher International Sarl joint venture. See note 3 to condensed consolidated financial statements (unaudited) for additional information related to the joint venture termination.
     Other income, net of $12 million in the first quarter of 2008 consisted primarily of $8 million of foreign exchange gain and a gain of $5 million related to the sale of a non-consolidated equity investment.
     Provision for income taxes was $291 million, or an effective rate of 36.6%, in the first quarter of 2008 compared with $196 million, or 37.4%, in the first quarter of 2007. The effective rate for the first quarter of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004.
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RAI and RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders. RAI holds investments in auction rate notes, mortgage-backed securities, federal agency securities and treasury bills and notes. During 2007, adverse changes in the financial markets caused certain auction rate notes and mortgage-backed securities to revalue at lower than carrying value and become less liquid. The funds associated with the auction rate notes and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate notes and mortgage-backed securities for a period of time sufficient to allow for anticipated recovery in fair value. RAI considers those investments to be temporarily impaired as of March 31, 2008.
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

Cash Flows
     Net cash flows from operating activities were $878 million in the first three months of 2008, compared with net cash flows used in operating activities of $540 million in the first three months of 2007. This change was driven primarily by the timing of the MSA payment and lower pension funding in 2008.
     Net cash flows used in investing activities were $36 million in the first three months of 2008, compared with net cash flows from investing activities of $460 million in the prior-year period. This change was primarily driven by higher short-term investing net proceeds in the prior year period.
     Net cash flows used in financing activities were $251 million in the first three months of 2008, compared with net cash flows used in financing activities of $285 million in the prior-year period. This change was due to prior year stock repurchases offset by higher dividends in the current-year period.
Dividends
     On February 5, 2008, the RAI board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on April 1, 2008, to shareholders of record as of March 10, 2008. On an annualized basis, the dividend rate is $3.40 per common share. The dividend reflects RAI’s dividend policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Share Repurchases
     On February 5, 2008, RAI’s board of directors authorized RAI’s repurchase of $30 million of outstanding shares of RAI common stock to offset the dilution from shares issued under certain equity-based benefit plans. RAI also repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.
     On April 29, 2008, RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s percentage ownership of RAI’s equity. As of April 29, 2008, B&W owned approximately 42% of RAI’s issued and outstanding common stock. This repurchase program supersedes the $30 million repurchase program authorized on February 5, 2008.
Capital Expenditures
     RAI’s operating subsidiaries’ cash capital expenditures were $39 million for the first three months of 2008, compared with $28 million for the first three months of 2007. The increase in 2008 was primarily due to a facility expansion at Conwood. RAI’s operating subsidiaries plan to spend an additional $130 million to $140 million for capital expenditures during the remainder of 2008, funded primarily by cash flows from operations. Most of the capital spending will be done in the RJR Tobacco segment. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2008.
Debt
     As of March 31, 2008, RAI’s total consolidated debt consisted of RAI senior secured notes in the aggregate principal amount of $4.3 billion with maturity dates ranging from 2009 to 2037 and RJR unsecured notes in the aggregate principal amount of $129 million, with maturity dates ranging from 2009 to 2015.
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
     At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008.
     In 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, referred to as the Credit Facility, which provides for a five-year, $550 million senior secured revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI.
     The guarantors of the Credit Facility also guarantee RAI’s senior secured notes. RAI’s senior secured notes are secured by a pledge of the stock, indebtedness and other obligations of RJR Tobacco owned by or owed to RAI or any Restricted Subsidiary, as defined in the indenture governing the notes. Such notes also are secured by any Principal Property of RAI, as defined by the indenture, and any guarantor that is a Restricted Subsidiary. Santa Fe and Lane are excluded from the definition of Restricted Subsidiary. These assets constitute a portion of the security for the obligations of RAI and the guarantors under the Credit Facility. If these assets are no longer pledged as security for the obligations of RAI and the guarantors under the Credit Facility, or any other indebtedness of RAI, they will be released automatically as security for RAI’s senior secured notes and the related guarantees. Generally, the terms of RAI’s senior secured notes restrict the pledge of collateral and the transfer of all or substantially all of the assets of certain of RAI’s subsidiaries.
     On April 7, 2008, RAI and various lending institutions party to the Credit Facility, entered into a First Amendment to Credit Agreement, referred to as the Amendment. The Amendment, effective as of March 31, 2008, amends the Credit Facility, subject to the Amendment’s specific terms and provisions by: (1) adding a further exception to the covenant that restricts the sale of assets, so as to permit the disposition of real properties and related assets in an aggregate amount not to exceed $15 million; (2) modifying the covenant limiting the amount of cash, Marketable Investments and Investment Equities that a Non-Guarantor Subsidiary, that is not a Domestic Subsidiary, as such terms are defined in the Credit Facility, may hold; and (3) modifying certain related definitions of the Credit Facility.
     At March 31, 2008, RAI had $21 million in letters of credit outstanding under the Credit Facility. No borrowings were outstanding, and the remaining $529 million of the Credit Facility was available for borrowing.
     As of March 31, 2008, Moody’s corporate credit rating of RAI was Ba1, positive outlook, and S&P’s rating was BB+, positive outlook. Concerns about, or lowering of, RAI’s corporate ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2008.
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
     In addition, during 2008, the U.S. Congress is considering regulation of the manufacture and sale of tobacco products by the U.S. Food and Drug Administration, referred to as the FDA, and will likely consider a further increase in the federal excise tax on cigarettes and other tobacco products. The U.S. Congress also may consider legislation regarding:
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
     In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The proposals would grant the FDA authority to impose product standards, including standards relating to, among other things, nicotine yields and smoke constituents, and would reinstate the FDA’s 1996 proposed legislation that would have restricted marketing. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007. The Health Subcommittee of the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on the bill on October 3, 2007. On March 11, 2008, the Health Subcommittee passed H.R. 1108, the Family Smoking Prevention and Tobacco Control Act by a vote of 18-9. The full House Energy and Commerce Committee passed the bill by a vote of 38-12. It is likely that the bill will be considered by the House of Representatives by end of May 2008. During consideration of the bill, small changes were made granting small manufacturers additional time to comply with certain portions of the proposed regulatory scheme. Retailers received some clarification on enforcement penalties, but none of the changes could be classified as substantially changing the scope of the bill. At this time, RAI does not know whether FDA regulation over tobacco products will be approved by the balance of Congress or signed into law by the President.
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
     All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.575 per pack in New Jersey. As of March 31, 2008, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.953, an increase compared to the 12-month rolling average of $0.914 as of December 31, 2007. As of March 31, 2008, no state had passed an excise tax per pack increase in 2008, although on April 9, 2008, New York increased its excise tax per pack by $1.25, from $1.50 to $2.75, effective June 3, 2008, and a number of other states are considering an increase in their excise tax per pack during 2008. In addition, on January 1, 2008, the cigarette excise tax increased by $1.00 per pack in two states as a result of legislation passed in 2007: Maryland (from $1.00 to $2.00) and Wisconsin (from $0.77 to $1.77). Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
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
     Forty-nine states also subject smokeless tobacco to excise taxes and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, may consider one during its current legislative session. As of March 31, 2008, 37 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. In 2008, Utah passed legislation that will change its tax on moist snuff from an ad valorem tax to a weight-based tax, but it does not take effect until July 1, 2008. Legislation to convert from an ad valorem to a weight-based tax also has been introduced in approximately nine other states since January 1, 2008.
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
     In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of March 31, 2008, 25 states in addition to New York, as well as Washington, D.C., had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to voluntarily convert all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products will be enacted or to predict the effect of new regulation on Conwood or smokeless tobacco products in general, but any new legislation or regulations could have an adverse effect on Conwood.
     Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “—Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited).
     Other Contingencies and Guarantees
     For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “— Other Contingencies and Guarantees” in note 10 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the possibility of bonding issues as a result of litigation outcomes;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in manufacturing and distribution operations, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf, which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The table below provides information about RAI’s financial instruments, as of March 31, 2008, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value[1]
Investments
Variable Rate	$3,103	—	—	$39	—	—	$3,142	$3,142
Average Interest Rate	2.1%	—	—	3.5%	—	—	2.1%	—
Debt
Fixed Rate	—	$200	$300	—	$450	$3,060	$4,010	$4,168
Average Interest Rate [2]	—	7.9%	6.5%	—	7.3%	7.3%	7.3%	—
Variable Rate	—	—	—	$400	—	—	$400	$382
Average Interest Rate [2]	—	—	—	3.8%	—	—	3.8%	—
Swaps
Notional Amount [3]	—	—	—	—	$450	$1,150	$1,600	$175
Average Variable Interest Pay Rate[2]	—	—	—	—	4.4%	4.5%	4.4%	—
Average Fixed Interest Receive Rate[2]	—	—	—	—	7.3%	7.1%	7.1%	—

[1]	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

[2]	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

[3]	RAI has swapped $1.6 billion of fixed rate debt to variable rate debt.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the three months ended March 31, 2008, but may be in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “–Liquidity and Financial Condition” in Item 2 for additional information.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 10 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Tobacco-Related Litigation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Governmental Activity” included in Part I, Item 2.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of the Credit Facility and the guarantees of the Credit Facility, interest rate swaps and guaranteed, secured notes will not impair its payment of quarterly dividends.
     The following table summarizes RAI’s purchases of its common stock during the first quarter of 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased (1)	Share	Programs	Programs(2)
January 1, 2008 to January 31, 2008	3,620	$64.18	—	—

February 1, 2008 to February 29, 2008	380	$64.20	—	$30

March 1, 2008 to March 31, 2008	6,603	$60.70	—	$30

First Quarter Total	10,603	$62.01	—	$30

(1)	RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.

(2)	On February 5, 2008, the board of directors of RAI authorized the repurchase of $30 million of outstanding shares of RAI common stock to offset the dilution from shares issued under certain equity-based benefit plans.
     On April 29, 2008, the board of directors of RAI authorized the repurchase of up to $350 million of outstanding shares of RAI common stock. Concurrent with this authorization, the board of directors rescinded the $30 million repurchase authorized on February 5, 2008. See note 16 to the condensed consolidated financial statements (unaudited) for additional information on this new share repurchase authorization.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

10.1	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated February 20, 2008).

10.2	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated February 20, 2008).

10.3	First Amendment to Credit Agreement, dated March 31, 2008 (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated April 7, 2008).

10.4	Share Repurchase Agreement, dated April 29, 2008, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated April 29, 2008).

10.5	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated April 29, 2008).

10.6	Letter, dated January 28, 2008, between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC regarding the May 2, 2005 Supply Agreement between the parties.

10.7	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2008 (incorporated by reference to Exhibit 10.39 to RAI’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8	Reynolds American Inc. Executive Severance Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.68 to RAI’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9	Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.69 to RAI’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10	Form of Performance Unit Agreement (one-year vesting), dated February 5, 2008, between Reynolds American Inc. and the grantee named therein.

10.11	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and the grantee named therein.

10.12	Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and Jeffrey A. Eckmann.

10.13	Form of Restricted Stock Agreement, dated March 6, 2008, between Reynolds American Inc. and the grantee named therein.

10.14	Restricted Stock Agreement, dated March 6, 2008, between Reynolds American Inc. and Jeffrey A. Eckmann.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
/s/ Thomas R. Adams
Thomas R. Adams
Date: May 2, 2008	Executive Vice President and Chief Financial Officer