Form 10-Q
period 2008-06-30
REYNOLDS AMERICAN INC
filed 2008-08-04
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 293,093,775 shares of common stock, par value $.0001 per share, as of July 11, 2008

PART I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net sales[1]	$2,230	$2,227	$4,174	$4,245
Net sales, related party	109	121	222	251

Net sales	2,339	2,348	4,396	4,496
Costs and expenses:
Cost of products sold[1,2,3]	1,305	1,343	2,469	2,518
Selling, general and administrative expenses	391	404	773	797
Amortization expense	6	6	11	12

Operating income	637	595	1,143	1,169
Interest and debt expense	68	87	140	176
Interest income	(13)	(23)	(35)	(61)
Gain on termination of joint venture	—	—	(328)	—
Other (income) expense, net	2	16	(10)	15

Income from continuing operations before income taxes and extraordinary item	580	515	1,376	1,039
Provision for income taxes	216	191	507	387

Income from continuing operations before extraordinary item	364	324	869	652
Extraordinary item — gain on acquisition	—	1	—	1

Net income	$364	$325	$869	$653

Basic income per share:
Income from continuing operations before extraordinary item	$1.24	$1.10	$2.96	$2.22
Extraordinary item	—	—	—	—

Net income	$1.24	$1.10	$2.96	$2.22

Diluted income per share:
Income from continuing operations before extraordinary item	$1.24	$1.10	$2.95	$2.21
Extraordinary item	—	—	—	—

Net income	$1.24	$1.10	$2.95	$2.21

Dividends declared per share	$0.85	$0.75	$1.70	$1.50

[1]	Excludes excise taxes of $500 million and $529 million for the three months ended June 30, 2008 and 2007, respectively, and $937 million and $1,023 million for the six months ended June 30, 2008 and 2007, respectively.

[2]	Includes Master Settlement Agreement and other state settlement agreements, referred to as the MSA, expense of $730 million and $751 million for the three months ended June 30, 2008 and 2007, respectively, and $1,384 million and $1,425 million for the six months ended June 30, 2008 and 2007, respectively.

[3]	Includes federal tobacco quota buyout expenses of $64 million and $72 million for the three months ended June 30, 2008 and 2007, respectively, and $127 million and $142 million for the six months ended June 30, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from (used in) operating activities:
Net income	$869	$653
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	70	70
Gain on termination of joint venture	(328)	—
Deferred income tax expense (benefit)	140	(14)
Loss on extinguishment of debt	—	19
Extraordinary item-gain on acquisition	—	(1)
Other changes, that provided (used) cash:
Accounts and other receivables	(50)	(3)
Inventories	115	99
Related party, net	(5)	(9)
Accounts payable	(101)	(75)
Accrued liabilities including income taxes and other working capital	(20)	296
Tobacco settlement accruals	(940)	(653)
Pension and postretirement	(47)	(313)
Litigation bonds, net	5	92
Other, net	(9)	(17)

Net cash flows (used in) from operating activities	(301)	144

Cash flows from (used in) investing activities:
Purchases of short-term investments	(1)	(3,001)
Proceeds from sale of short-term investments	211	3,451
Capital expenditures	(70)	(60)
Distributions from equity investees	27	9
Proceeds from termination of joint venture	164	—
Other, net	8	(1)

Net cash flows from investing activities	339	398

Cash flows from (used in) financing activities:
Dividends paid on common stock	(502)	(444)
Repayment of long-term debt	—	(300)
Proceeds from issuance of long-term debt	—	1,547
Repayment of term loan	—	(1,542)
Deferred debt issuance cost	—	(14)
Excess tax benefit from stock-based compensation	2	1
Proceeds from stock options exercised	1	—
Repurchase of common stock	(118)	(60)

Net cash flows used in financing activities	(617)	(812)

Net change in cash and cash equivalents	(579)	(270)
Cash and cash equivalents at beginning of period	2,215	1,433

Cash and cash equivalents at end of period	$1,636	$1,163

Income taxes paid, net of refunds	$417	$65
Interest paid	$138	$178
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,636	$2,215
Short-term investments	—	377
Accounts receivable, net of allowance (2008 - $1; 2007 - $1)	107	73
Accounts receivable, related party	68	80
Notes receivable	34	1
Other receivables	45	25
Inventories	1,081	1,196
Deferred income taxes, net	824	845
Prepaid expenses and other	156	180

Total current assets	3,951	4,992
Property, plant and equipment, net of accumulated depreciation (2008 - $1,561; 2007 - $1,517)	1,076	1,073
Trademarks, net of accumulated amortization (2008 - $527; 2007 - $524)	3,404	3,407
Goodwill	8,174	8,174
Other intangibles, net of accumulated amortization (2008 - $81; 2007 - $73)	194	202
Other assets and deferred charges	1,089	781

	$17,888	$18,629

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$117	$218
Tobacco settlement accruals	1,502	2,449
Due to related party	4	7
Deferred revenue, related party	21	35
Current maturities of long-term debt	200	—
Other current liabilities	1,141	1,194

Total current liabilities	2,985	3,903
Long-term debt (less current portion)	4,297	4,515
Deferred income taxes, net	1,309	1,184
Long-term retirement benefits (less current portion)	1,161	1,167
Other noncurrent liabilities	394	394
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2008 - 293,091,775; 2007 - 295,007,327)	—	—
Paid-in capital	8,545	8,653
Accumulated deficit	(504)	(873)
Accumulated other comprehensive loss (defined benefit pension and post- retirement plans: 2008 - $(297) and 2007 - $(306), net of tax)	(299)	(314)

Total shareholders’ equity	7,742	7,466

	$17,888	$18,629

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 11 and as otherwise noted.
Pension and Postretirement
     Recognized gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in Statement of Financial Accounting Standards,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$8	$10	$1	$2	$18	$20	$2	$3
Interest cost	79	79	22	23	159	157	45	46
Expected return on plan assets	(112)	(109)	(7)	(7)	(225)	(218)	(13)	(14)
Amortization of prior service cost (credit)	4	1	3	(3)	9	1	8	(6)
Amortization of net loss (income)	3	11	(2)	5	3	21	(5)	11

Total benefit (income) cost	$(18)	$(8)	$17	$20	$(36)	$(19)	$37	$40

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $7 million to its pension plans in 2008. Currently, RAI expects to contribute $15 million to its pension plans in 2008, of which $6 million was contributed during the first six months of 2008.
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date. RAI does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 2-Intangible Assets
     The changes in the carrying amount of trademarks by segment during the six months ended June 30, 2008, were as follows:

	RJR Tobacco		Conwood		All Other
	Indefinite	Finite	Indefinite	Finite	Indefinite
	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2008	$1,826	$41	$1,374	$11	$155	$3,407
Amortization expense	—	(3)	—	—	—	(3)

Balance as of June 30, 2008	$1,826	$38	$1,374	$11	$155	$3,404

     The changes in the carrying amount of other intangibles by segment during the six months ended June 30, 2008, were as follows:

	RJR Tobacco		All Other
	Indefinite Life	Finite Life	Indefinite Life	Consolidated
Balance as of January 1, 2008	$55	$100	$47	$202
Amortization expense	—	(8)	—	(8)

Balance as of June 30, 2008	$55	$92	$47	$194

     Indefinite-lived intangibles include acquired trademarks and distribution rights and agreements. Finite-lived intangible assets as of June 30, 2008, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$59	$92
Technology-based	3	3	—

Total other intangibles	154	62	92
Trademarks	95	46	49

	$249	$108	$141

     As of June 30, 2008, the estimated remaining amortization associated with finite-lived intangible assets was expected to be expensed as follows:

Year	Amount
Remainder of 2008	$11
2009	22
2010	20
2011	20
2012	19
2013	18
Thereafter	31

$141

Note 3-Termination of Joint Venture
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
agreement. Pursuant to the terms of the joint venture agreement, RJRTCV elected to terminate the joint venture prior to its expiration date. The joint venture was terminated on December 31, 2007.
     The joint venture agreement provided that upon a termination of the joint venture, the value of all the trademarks each joint venture member or its affiliate licensed to the joint venture, other than NATURAL AMERICAN SPIRIT, would be calculated and that the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks. On February 20, 2008, following the parties’ negotiations regarding the trademarks’ values, RJRTCV and Gallaher Limited, an affiliate of Gallaher, entered into a valuation payment settlement agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265 million, or approximately $388 million using a February 20, 2008, exchange rate of 1.4625. Of this amount, euros 106 million, or 40%, was paid in April 2008, and the remaining 60% is to be paid in six equal annual installments commencing April 2009. Of this receivable, excluding imputed interest, $33 million and $180 million are included in notes receivable and other assets and deferred charges, respectively, in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2008. Related to the gain on termination of the joint venture of $328 million, approximately $118 million of deferred tax was recorded and included in deferred income taxes, net in the noncurrent liability section of the condensed consolidated balance sheet (unaudited) as of June 30, 2008.
     In the first quarter of 2008, an indirect subsidiary of RJR Tobacco sold the AUSTIN trademark, a brand formerly sold through the joint venture, resulting in a gain of $6 million. GPI continues to sell NATURAL AMERICAN SPIRIT to the primary markets of the former joint venture in addition to other international markets.
Note 4-Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income from continuing operations before extraordinary item	$364	$324	$869	$652
Extraordinary item — gain on acquisition	—	1	—	1

Net income	$364	$325	$869	$653

Basic weighted average shares, in thousands[1]	293,617	294,154	293,911	294,596
Effect of dilutive potential shares:
Options	205	248	219	251
Restricted stock	429	222	428	194

Diluted weighted average shares, in thousands	294,251	294,624	294,558	295,041

[1]	Outstanding contingently issuable restricted stock of 1.0 million shares and 0.8 million shares for the three-month periods, and 1.0 million shares and 0.7 million shares for the six-month periods ended June 30, 2008 and 2007, respectively, were excluded from the basic share calculation, as the related vesting provisions had not been met.
Note 5-Fair Value Measurement
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Financial assets carried at fair value as of June 30, 2008, were as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,045	$—	$—	$1,045
Auction rate notes	—	—	116	116
Mortgage-backed securities	—	—	35	35
Assets held in grantor trusts	16	—	—	16
Interest rate swaps	—	100	—	100

Total assets at fair value	$1,061	$100	$151	$1,312

     The fair value for the interest rate swaps, classified as a Level 2, was derived using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.
     The fair values for the auction securities, classified as a Level 3, were based upon calculating the weighted average present value of future cash payments, given the probability of certain events occurring within the market. This methodology incorporated current data, including, but not limited to, relevant interest rate curves and relevant corporate credit spreads, ratings and market valuations. The modeling scenarios also included assumptions about default probabilities, recovery potential and rating downgrades for the securities, as well as the underlying collateral. The fair values for the mortgage-backed securities, also classified as a Level 3, were based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability.
     The changes in the Level 3 of investments as of June 30, 2008, were as follows:

	Auction Rate Notes			Mortgage-Backed Securities
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2008	$145	$(18)	$127	$45	$(1)	$44
Unrealized losses	—	(11)	(11)	—	(5)	(5)
Settlements	—	—	—	(4)	—	(4)

Balance as of June 30, 2008	$145	$(29)	$116	$41	$(6)	$35

Note 6-Investments
     Short-term investments classified as available-for-sale were as follows:

	December 31, 2007
		Gross
		Unrealized	Estimated
	Cost	Loss	Fair Value
Federal agency securities and treasury bills and notes	$206	$—	$206
Auction rate notes	145	(18)	127
Mortgage-backed securities	45	(1)	44

	$396	$(19)	$377

     There were no short-term investments at June 30, 2008. The investments in federal agency securities and treasury bills and notes were liquidated during the second quarter of 2008 to meet working capital needs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The auction rate notes were reclassified to a long-term investment, included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2008, as RAI believes it is not likely to have a successful auction within the next year. Auction rate notes are instruments with long-term contractual maturities, but are typically highly liquid. Historically, they have repriced at intervals ranging from 7 to 49 days, and therefore, the fair values have approximated carrying values. However, during 2007, adverse changes in the financial markets caused certain auction rate notes to revalue lower than their carrying value and become less liquid. The funds associated with the auction rate notes will not be accessible until a successful auction occurs or a buyer is found.
     The mortgage-backed securities were reclassified to a long-term investment as of March 31, 2008, as a result of a restructuring with the original issuer. These securities are included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2008. This restructured investment extends the life of the security, but is supported by the same underlying collateral that carries the same economic risk.
     RAI intends, and has the ability, to hold the auction rate notes and mortgage-backed securities for a period of time sufficient to allow for the anticipated recovery in fair value. These investments will be evaluated on a quarterly basis.
     Long-term investments classified as available-for-sale were as follows:

	June 30, 2008
		Gross
		Unrealized	Estimated
	Cost	Loss	Fair Value
Auction rate notes	$145	$(29)	$116
Mortgage-backed securities	41	(6)	35

	$186	$(35)	$151

     There were no long-term investments classified as available-for-sale at December 31, 2007.
     RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. RAI considers these investments to be temporarily impaired as of June 30, 2008, with the unrealized loss included in accumulated other comprehensive loss in the condensed consolidated balance sheet (unaudited) as of June 30, 2008. Such unrealized loss did not reduce net income for the six-month period ended June 30, 2008.
Note 7-Inventories
     The major components of inventories were as follows:

	June 30,	December 31,
	2008	2007
Leaf tobacco	$839	$967
Other raw materials	54	45
Work in process	52	48
Finished products	176	163
Other	32	24

Total	1,153	1,247
Less LIFO allowance	72	51

	$1,081	$1,196

     RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 8-Income Taxes
     The provision for income taxes in the second quarter of 2008 was $216 million, or an effective rate of 37.2%, compared with $191 million, or an effective rate of 37.1%, in the second quarter of 2007. The provision for income taxes for the first half of 2008 was $507 million, or an effective rate of 36.8%, compared with $387 million, or an effective rate of 37.2%, in the first half of 2007. The effective rate for the first half of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the estimated domestic production credit of the American Jobs Creation Act enacted on October 22, 2004.
     The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $162 million and $172 million at June 30, 2008, and December 31, 2007, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at June 30, 2008, and December 31, 2007, was $50 million and $49 million, respectively. The gross amount of penalties of $12 million was accrued at each of June 30, 2008, and December 31, 2007.
     The gross increases in unrecognized tax benefits related to tax positions were $6 million for the six months ended June 30, 2008. Included in this amount were $5 million attributable to current year tax positions and $1 million attributable to prior-year tax positions.
     The gross decreases in unrecognized tax benefits were $17 million for the six months ended June 30, 2008. Included in this amount were $3 million attributable to prior-year tax positions, $13 million attributable to settlements with taxing authorities and $1 million attributable to statute of limitation expirations.
     As of June 30, 2008, $60 million of unrecognized tax benefits and $43 million of interest and penalties, if recognized, would affect the effective tax rate.
     Included in the provision for income taxes for the three months and six months ended June 30, 2008, was $8 million and $9 million of additional tax expense including $1 million and $2 million of interest expense, net of federal benefit and penalties associated with unrecognized tax benefits, respectively. Comparable amounts for the three months and six months ended June 30, 2007, were $4 million and $8 million of additional tax expense including $2 million and $4 million of interest expense, net of federal benefit and penalties, respectively.
     RAI and its subsidiaries may be subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter for which RAI has established an accrual is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. RAI’s major taxing jurisdictions and related open tax audits are discussed below.
     The IRS completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006, and a formal settlement agreement was signed during the first quarter of 2008. Overpayments from prior year audits exceed the settlement agreement amount, and a refund of $2 million was received in April 2008. Amended state returns will be prepared in 2008 to reflect these federal adjustments. The additional state income tax associated with these returns is reflected in the FIN No. 48 liability balance.
     RAI has filed a federal consolidated income tax return for the years 2004 through 2006 for which the statute of limitations remains open. There are no IRS examinations scheduled at this time for these open years.
     In December 2007, North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million: $21 million related to tax, $8 million related to interest and $8 million related to penalties. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with North Carolina to resolve issues identified and assessed for years 2000 through 2002. A complete resolution is not anticipated within the next 12 months. However, in the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense of up to $13 million, inclusive of tax, interest, net of federal benefit and penalties.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months. Excluding the impact of North Carolina’s assessment for years 2000 through 2002, RAI does not expect the change to have a significant impact on its consolidated results of operations, financial position or cash flows.
Note 9-Borrowing Arrangements
     On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, is referred to as the Credit Facility. The Credit Facility provides for a five-year, $550 million revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The Credit Facility’s maturity date of June 28, 2012, may be extended, at the discretion of the lenders upon RAI’s request, in two separate one-year increments. Effective March 31, 2008, the Credit Facility was amended by:
•	adding a further exception to the covenant that restricts the sale of assets, so as to permit the disposition of real properties and related assets, whether by donation or sale below fair market value, in an aggregate amount not to exceed $15 million;

•	modifying the covenant limiting the amount of cash, Marketable Investments and Investment Equities that a Non-Guarantor Subsidiary, that is not a Domestic Subsidiary, as such terms are defined in the Credit Facility, may hold; and

•	modifying certain related definitions.
     Certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, have guaranteed RAI’s obligations under the Credit Facility and under RAI’s outstanding senior notes, referred to as the Notes. Until the credit ratings upgrades described below, RAI had pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the Credit Facility, and the Guarantors had pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the Credit Facility. Until such credit ratings upgrades, the Notes and related guarantees had been secured by any Principal Property, as such term is defined in the indenture governing the Notes, of RAI and certain of the Guarantors, and the stock, indebtedness or other obligations of RJR Tobacco.
     On May 2, 2008, S&P raised its corporate credit rating for RAI from BB+, a non-investment grade rating, and a positive outlook, to BBB-, an investment grade rating, and a stable outlook. On June 20, 2008, Moody’s, consistent with its notching practices for an investment grade issuer, withdrew its corporate credit rating of Ba1, a non-investment grade rating, for RAI, and upgraded the Notes from Ba1 to Baa3, an investment grade rating. Moody’s retained a stable outlook for RAI.
     Pursuant to the terms of the loan documents relating to the Credit Facility, Notes and related guarantees, which terms provide for a release of collateral if RAI obtains investment grade corporate credit ratings, with not worse than stable outlooks, from each of S&P and Moody’s, the collateral securing the Credit Facility, Notes and related guarantees was released automatically on June 20, 2008, upon the ratings issued by Moody’s on that date. The relevant loan documents do not provide for a release of the Guarantors’ guarantees of the Credit Facility and the Notes upon any ratings upgrades and, therefore, such guarantees remain in effect. In addition, on June 20, 2008, given the release of the collateral which had secured the Credit Facility and the related guarantees, Moody’s lowered the investment grade rating for the Credit Facility from Baa1 to Baa3. The collateral for the Credit Facility, Notes and related guarantees will be reinstated if RAI’s corporate credit rating issued by each of S&P and Moody’s is lowered to at least one level below the lowest rating level established as investment grade, or if RAI’s corporate credit rating issued by either S&P or Moody’s is lowered to at least two levels below the lowest rating level established as investment grade.
Note 10-Financial Instruments
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.
     Swaps existed on $1.6 billion principal amount of debt as of June 30, 2008. Including the impact of swaps, the average interest rate on the principal amount of RAI’s consolidated $4.4 billion long-term debt was 5.85% as of June 30, 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of June 30, 2008, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gains on the hedges resulting from the change in the hedges’ fair value were $100 million and $119 million at June 30, 2008, and December 31, 2007, respectively, included in other assets and deferred charges in the consolidated balance sheets (unaudited) and were equal to the increase in the fair value of the hedged long-term debt.
     Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
Note 11-Commitments and Contingencies
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than one million during the first half of 2008 and $2 million in the first half of 2007, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of June 30, 2008. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims not related to smoking and health asserted by Japan Tobacco, Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies and Guarantees” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of June 30, 2008.
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
     During the second quarter of 2008, 150 tobacco-related cases, primarily Engle Progeny Cases, defined below, were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2008, there were 3,132 cases, including 686 individual smoker cases pending in West Virginia state court as a consolidated action and 2,243 Engle Progeny Cases, involving 8,869 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,185 total cases on June 30, 2007, and 1,272 total cases on June 30, 2006, pending in the United States against RJR Tobacco or its affiliates or indemnitees.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of July 11, 2008, 914 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 909 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 909 total U.S. cases, 25 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,621 Broin II or the 2,243 Engle Progeny Cases, as discussed below, pending as of July 11, 2008. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of July 11, 2008, exclusive of the Broin II and Engle Progeny Cases:

Number of
State	U.S. Cases
West Virginia	692 *
New York	25
Florida	23
Missouri	23
Maryland	23
Louisiana	17
Mississippi	16
California	11
Illinois	8
Connecticut	4
Ohio	4
Pennsylvania	4
Kentucky	3
Delaware	3
District of Columbia	3
Georgia	3
Washington	2
Alabama	2
Kansas	2
Maine	2
Minnesota	2
New Mexico	2
North Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
Arizona	2
Michigan	1
New Jersey	1
Oregon	1
South Carolina	1
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
Utah	1
Virginia	1
Wyoming	1

Total	909 **

*	687 of the 692 cases are pending as a consolidated action In re: Tobacco Litigation Personal Injury Cases, Circuit Court, Ohio County, West Virginia, consolidated January 11, 2000. On February 11, 2008, the trial court stayed the trial of the initial phase indefinitely pending the U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class action filed in August 2005 in the United States District Court for the District of Maine against Philip Morris USA and its parent company, Altria Group, Inc. On February 25, 2008, the U.S. Supreme Court denied the defendants’ petition for certiorari asking the Court to review the trial plan. Oral argument in Good v. Altria Group, Inc. is scheduled for October 6, 2008.

**	Of the 909 pending U.S. cases, 32 are pending in federal court, 875 in state court and 2 in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of July 11, 2008, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of April 11, 2008, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on May 2, 2008, and a cross-reference to the discussion of each case type.

		Change in Number
	RJR Tobacco’s	of Cases Since
	Case Numbers as of	April 11, 2008
Case Type	July 11, 2008	Increase/(Decrease)	Page Reference
Individual Smoking and Health	817	(13)	25
Engle Progeny (Number of Plaintiffs)*	2,243 (8,870)	312	27
Broin II	2,621	No Change	27
Class-Action	16	(1)	27
Health-Care Cost Recovery	4	1	33
MSA-Enforcement and Validity	60	(2)	36
Antitrust	2	(1)	39
Other Litigation	10	(1)	39

*	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.
     Three pending cases against RJR Tobacco and B&W have attracted significant media attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of July 11, 2008, RJR Tobacco had been served in 2,243 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,870 plaintiffs. The number of cases likely will change due to a delay in the processing of cases in the Florida court system.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal. Oral argument is scheduled for October 14, 2008.
     In September 2006, the U.S. District Court for the Eastern District of New York in Schwab certified a nation-wide class of “lights” smokers. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. On April 3, 2008, the Second Circuit decertified the class. The case was returned to the trial court for further proceedings.
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
     • imposed payment obligations in perpetuity on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and
     • placed significant restrictions on their ability to market and sell tobacco products.
     MSA payments are subject to adjustments for, among other things, the volume of cigarettes sold, market share and inflation. See “— Health-Care Cost Recovery Cases — MSA” below for a detailed discussion of the MSA, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. The following table lists the trial schedule, as of July 11, 2008, for RJR Tobacco or its affiliates and indemnitees through June 30, 2009.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

October 6, 2008	Vermont v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Superior Court
	[MSA Enforcement (Eclipse)]		Chittenden County
(Burlington, VT)

October 27, 2008	Brown v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

October 27, 2008	Cohen v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

October 27, 2008	Hess v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

October 27, 2008	Sherman v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

October 27, 2008	Stephens v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
Broward County

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

	[Engle Progeny]		(Ft. Lauderdale, FL)

December 17, 2008	Williams v. Brown & Williamson	RJR Tobacco, B&W	Circuit Court
	[Individual]		City of St. Louis
(St. Louis, MO)

January 5, 2009	Hargroves v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Hillsborough County
(Miami, FL)

January 12, 2009	Bugallo v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Miami-Dade County
(Miami, FL)

January 19, 2009	Levine v. R.J. Reynolds Tobacco Co.	RJR Tobacco, B&W	Circuit Court
	[Individual]		Palm Beach County
(West Palm Beach, FL)

February 2, 2009	Tate v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

February 2, 2009	Cohen v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

February 2, 2009	Goldberg v. Brown & Williamson	RJR Tobacco, B&W	U.S. District Court
	Tobacco Corp.		Southern District
	[Engle Progeny]		(West Palm Beach, FL)

February 2, 2009	Goldthorpe v. R.J. Reynolds	RJR Tobacco	Circuit Court
	Tobacco Co.		Broward County
	[Engle Progeny]		(Ft. Lauderdale, FL)

     Trial Results.  From January 1, 1999 through July 11, 2008, 54 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 37 cases, including four mistrials, tried in Florida (11), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through July 11, 2008, verdicts were returned in 22 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 13 cases — five in Florida, three in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois.
     No cases were tried in the first half of 2008 in which RJR Tobacco was a defendant.
     The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried and remain pending as of July 11, 2008, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

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

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

dismiss the case. A decision is pending.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal on July 3, 2007. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeals limited the size of the class, and rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied on June 10, 2008. On July 21, 2008, the trial court entered an

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million, together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs. The defendants will appeal this judgment to the Louisiana Court of Appeals.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals affirmed the compensatory damages award but ordered a new trial on punitive damages. The Missouri Supreme Court accepted transfer of the case from the court of appeals. On July 31, 2008, the Missouri Supreme Court retransferred the case to the Missouri Court of Appeals.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the New York Supreme Court, Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. Briefing is

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

underway.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. Oral argument is scheduled for October 14, 2008.

May 2, 2007	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	On September 5, 2007, the court denied RJR Tobacco‘s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its notice of appeal on October 3, 2007. Briefing is underway. On May 5, 2008, the court issued an order approving deposit in lieu of appellate bond. RJR Tobacco purchased and deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal.

Individual Smoking and Health Cases
     As of July 11, 2008, 817 individual cases, including 687 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II or Engle Progeny Cases discussed below. A total of 814 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2008, to June 30, 2008, or remained on appeal as of June 30, 2008.
     In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris on May 2, 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco on May 9, 2007. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco filed its notice of appeal to the Court of Appeal for the State of California, First Appellate District, on October 3, 2007. Briefing is underway. On May 5, 2008, the court issued an order approving deposit in lieu of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
appellate bond. RJR Tobacco purchased and deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal.
     On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal. On December 28, 2007, the Pennsylvania Supreme Court remanded the case to the Eastern District of the Superior Court for further review. Briefing is underway.
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
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals, and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. The Missouri Supreme Court agreed to accept transfer of the case from the court of appeals. On July 31, 2008, the Missouri Supreme Court retransferred the case to the Missouri Court of Appeals.
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Engle Progeny Cases
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of July 11, 2008, RJR Tobacco had been served in 2,243 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,870 plaintiffs. The number of cases likely will change due to a delay in processing of cases in the Florida court system. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.
Broin II Cases
     As of July 11, 2008, there were 2,621 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
     On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in airplane cabins, that is, specific causation. Below is a description of the Broin II cases against RJR Tobacco and B&W that went to trial or were decided during the period from April 1, 2008 to June 30, 2008, or remained on appeal or were otherwise pending as of June 30, 2008.
     In Janoff v. Philip Morris, Inc., a case filed in February 2000 in Circuit Court, Miami-Dade County, Florida, a jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002, in an action brought against the major U.S. cigarette manufacturers seeking to recover compensatory damages pursuant to the Broin settlement. The plaintiff, Suzette Janoff, alleged that as a result of exposure to ETS in airline cabins, she suffered from, among other illnesses, chronic sinusitis, chronic bronchitis and other respiratory and pulmonary problems. The judge granted the plaintiff’s motion for a new trial on January 8, 2003. The new trial date has not been scheduled.
Class-Action Suits
     Overview.  As of July 11, 2008, 16 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York and West Virginia. All pending class-action cases are discussed below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million, that is, the portions for RJR Tobacco and B&W, towards the bond. On February 7, 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest and struck eight of the 12 components of the smoking cessation program. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. Plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied on June 10, 2008. On July 21, 2008, the trial court entered an amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million, together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.
     The defendants will appeal this judgment to the Louisiana Court of Appeals.
     In addition to the Scott case, one other medical monitoring class-action remains pending against RJR Tobacco, B&W, and other cigarette manufacturers. In Lowe v. Philip Morris, Inc., a case filed in November 2001 in Circuit Court, Multnomah County, Oregon, a judge dismissed the complaint on November 4, 2003, for failure to state a claim in an action seeking creation of a court-supervised program of medical monitoring, smoking cessation and education, and recovery of attorneys’ fees. On September 6, 2006, the Court of Appeals affirmed the trial court’s dismissal. The Oregon Supreme Court affirmed the decision of the Court of Appeals and the judgment of the trial court on May 1, 2008.
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
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of July 11, 2008, 2,243 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,870 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.
     On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On October 1, 2007, the defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, the verdicts in favor of Mary Farnan and Angie Della Vecchia, mentioned above, became final. On February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the compensatory damages verdicts mentioned above, which amount was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000. A final computation of interest due on those judgments will be determined by the trial court in 2008. On May 14, 2008, the court entered an order granting the motion for discharge and return of compensatory damages supersedeas bond. During the second quarter of 2008, RJR Tobacco received the cash collateral of $3.8 million that it posted for the compensatory damages bond. Also on May 14, 2008, plaintiffs Mary Farnan and Ralph Della Vecchia, as representative of the estate of Angie Della Vecchia, filed satisfactions of judgment and waived all claims for punitive damages and acknowledged full payment in satisfaction of the November 7, 2000, amended final judgment. The same day, the court granted the parties’ joint motion to sever moving plaintiffs’ claims. Plaintiffs Raymond Lacey, Michael Matyi and Loren Lowery have filed new cases. Plaintiff Howard Engle filed a stipulation for dismissal with prejudice, which the court ordered on July 2, 2008.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida, was tried against Philip

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class on November 14, 2001. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied on July 11, 2003. On October 17, 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal and remanded the case to the circuit court. There is currently no activity in the case.
     In Howard v. Brown & Williamson Tobacco Corp., another case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class on December 18, 2001. On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case mentioned above. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order on August 19, 2005. There is currently no activity in the case.
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
     Schwab [McLaughlin] v. Philip Morris USA, Inc., a nation-wide “lights” class-action, was filed on May 11, 2004, in the U.S. District Court for the Eastern District of New York, against RJR Tobacco and B&W, as well as other tobacco manufacturers. The plaintiffs brought the case pursuant to RICO, challenging the practices of the defendants in connection with the manufacturing, marketing, advertising, promotion, distribution and sale of cigarettes that were labeled as “lights” or “light.” On September 25, 2006, the court issued its decision, among other things, granting class certification. On November 16, 2006, the U.S. Court of Appeals for the Second Circuit granted the defendants’ motions to stay the district court proceedings and for review of the class certification ruling. On April 3, 2008, the Second Circuit decertified the class. The case was returned to the trial court for further proceedings.
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
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs filed a notice of appeal with the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment in favor of the defendants on preemption grounds and remanded the case to the District Court of Hennepin County. On February 27, 2008, RJR Tobacco’s motion to stay its January 3, 2008 petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc. was granted.
     In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005 to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. On February 1, 2008, the court stayed the case until the completion of the appeal in Dahl v. R. J. Reynolds Tobacco Co. and Good v. Altria Group, Inc.
     Finally, in Rios v. R. J. Reynolds Tobacco Co., a case filed in February 2002 in Circuit Court, Palm Beach County, Florida is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
decertification in Hines v. Philip Morris, Inc., a “lights” class-action case filed in February 2001 in Circuit Court, Palm Beach County, Florida against Phillip Morris only. On January 14, 2008, the Florida Supreme Court refused to hear plaintiff’s appeal in Hines v. Philip Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR. There is currently no activity in the case.
     Other Class Actions.  In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. On July 11, 2006, the plaintiffs filed a renewed motion for class certification.
     Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, is an ETS class-action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Cases.”
     In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class is brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multi-district litigation filed in In Re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of July 11, 2008, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the Master Settlement Agreement discussion.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA, including the settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and related information for 2006 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2012 and
	2006	2007	2008	2009	2010	2011	thereafter
First Four States’ Settlements: [1]
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136

Florida Annual Payment	440	440	440	440	440	440	440

Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

							2012 and
	2006	2007	2008	2009	2010	2011	thereafter
Remaining States’ Settlement:

Annual Payments [1]	7,004	7,004	8,004	8,004	8,004	8,004	8,004

Base Foundation Funding	25	25	25	—	—	—	—

Growers’ Trust [2]	500	500	500	295	295	—	—
Offset by federal tobacco buyout [2]	(500)	(500)	(500)	(295)	(295)	—	—

Total	$8,389	$8,389	$9,389	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,611	$2,821		—		—		—		—		—
Settlement cash payments	$2,631	$2,616		—		—		—		—		—
Projected settlement expenses	—	—	$	>2,700	$	>2,600	$	>2,600	$	>2,600	$	>2,600
Projected settlement cash payments	—	—	$	>2,800	$	>2,600	$	>2,600	$	>2,600	$	>2,600

1	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

2	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation.”
     The MSA also contains provisions restricting the marketing of tobacco products. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, apparel and other merchandise, outdoor and transit advertising, payments for product placement, free sampling and lobbying. Furthermore, the MSA required the dissolution of three industry-sponsored research and trade organizations.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part on March 16, 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 17, 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States. Oral argument is scheduled for October 14, 2008.
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
     International Cases.  A number of foreign countries have filed suit against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. No such cases currently are pending in the United States against RJR Tobacco and its affiliates or indemnitees.
     Three health-care reimbursement cases are pending against RJR Tobacco or B&W outside the United States, two in Canada and one in Israel. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, JTI assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On March 13, 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada against certain cigarette manufacturers, including RJR Tobacco, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The plaintiff seeks to recover the present value of total expenditures by the Province for health care benefits resulting or expected to result from tobacco-related diseases or risk of tobacco-related diseases, costs or special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: deceit and misrepresentation, failure to warn, promotion of cigarettes to children and adolescents, negligent design and manufacture, breaches of other common law, equitable and statutory duties and obligations and conspiracy and concerted action in Canada. On June 26, 2008, RJR Tobacco filed a notice of intent to defend.
     Native American Tribe Cases.  As of July 11, 2008, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases.  As of July 11, 2008, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for January 11, 2010. On July 11, 2008, certain defendants, including RJR Tobacco and B&W, filed a motion for summary judgment based on plaintiffs’ lack of proof linking defendants’ allegedly wrongful conduct with the claimed damages.
     Other Cases.  On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002 to the present, for which treatment the defendants allegedly were “required or responsible...to make payment” under the Medicare Secondary Payer Act.
MSA-Enforcement and Validity
     As of July 11, 2008, there were 60 cases concerning the enforcement, validity or interpretation of the MSA in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the MSA.
     On April 7, 2004, a class-action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff generally alleged that the MSA was anticompetitive in that the defendants used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff voluntarily dismissed this case and, on June 9, 2004, filed a new action in the U.S. District Court for the Northern District of California. The defendants are RJR Tobacco, B&W, Philip Morris,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Lorillard and Bill Lockyer, in his capacity as Attorney General for the State of California. The plaintiff asserted claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds, alleging that the MSA supposedly is inconsistent with the federal antitrust laws, for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law, the Cartwright Act, for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. On March 29, 2005, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss with prejudice. The plaintiff appealed, and on September 26, 2007, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the lawsuit. On May 12, 2008, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari, thus allowing the dismissal of the lawsuit to stand.
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III (r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. On May 30, 2008, RJR Tobacco filed a motion for summary judgment on all claims. Additional briefing with respect to this motion is underway. On June 6, 2008, the court granted the plaintiff’s motion to strike the defendant’s jury demand. On July 9, 2008, the parties filed their respective motions in limine. Trial in this action is scheduled to begin October 6, 2008, and is estimated to last four to six weeks.
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
     On October 18, 2006, RJR Tobacco filed a suit in federal district court in the Western District of Washington, R.J. Reynolds Tobacco Company v. Seattle-King Co. Dept. of Public Health. In that litigation, RJR Tobacco sued the Department of Public Health of King County, Washington and the City of Seattle, Washington, seeking to invalidate, as a violation of the First Amendment and the Federal Cigarette Labeling and Advertising Act, ordinances banning the sampling of cigarettes. On December 21, 2006, the State of Washington moved to intervene, seeking to assert a claim against RJR Tobacco under the MSA. On February 6, 2007, the Court denied the State’s motion to intervene, and it granted RJR Tobacco’s motion for summary judgment against the original defendants. On March 6, 2007, the State appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. On a parallel track with this federal litigation, in State of Washington v. R.J. Reynolds Tobacco Company, on January 18, 2007, the State of Washington filed suit against RJR Tobacco in State Superior Court in King County, Washington, alleging that RJR Tobacco’s federal litigation against King County and Seattle violated Section V of the MSA, which prohibits participating manufacturers from bringing facial challenges to the constitutionality or enforceability of certain tobacco control laws and regulations that predate the MSA. During April 2008, the parties entered into a settlement agreement that allows RJR Tobacco to sample cigarettes. Thereafter, the parties dismissed with prejudice the federal and state lawsuits.
     In December, 2007, the states of California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington sued RJR Tobacco in their respective state courts under the MSA consent decree claiming, among other things, that a Rolling Stone magazine editorial section and an adjacent Camel Farm advertisement included cartoon images prohibited under the MSA. The states are seeking monetary sanctions, injunctive relief and attorney’s fees and costs. A hearing on the State of Ohio’s claims occurred on January 17, 2008 and February

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
8, 2008. The judge issued his opinion on July 30, 2008, and found that while RJR Tobacco did not violate the cartoon ban in the consent decree in its own Rolling Stone advertisement, RJR Tobacco did violate the consent decree through its indirect use of cartoon images found in the Rolling Stone editorial. No monetary sanctions or other penalties were awarded to the State. The State’s attorneys’ fees and costs will be determined at a later hearing date. RJR Tobacco is currently evaluating whether to appeal. After a similar hearing in Washington in May 2008, the court ruled in favor of RJR Tobacco and held that the company had not violated the ban on “cartoons.” Activity continues in the remaining states. In Stewart v. RJR Tobacco, two artists groups filed a class-action lawsuit on December 17, 2007, in California state court against RJR Tobacco and Rolling Stone’s publisher, Wenner Media, claiming their mention in the editorial section violated their right of publicity. The plaintiffs seek to recover actual damages in the amount of $750 per violation, per plaintiff and per each class member and punitive damages in an unspecified amount.
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
     As of July 11, 2008, all 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 39 states, the orders compelling arbitration are final and/or non-appealable.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class-actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of July 11, 2008, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
     In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties currently are engaged in discovery.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. Indemnification to JTI was $7 million in the first half of 2008 and $3 million in the first half of 2007. In addition, RJR has liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies and Guarantees” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Smokeless Tobacco Litigation
     As of July 11, 2008, the Conwood companies were defendants in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
indemnitee, or both. Pursuant to the Court’s December 3, 2001 order, the smokeless tobacco claims and the defendants remain severed.
     Pursuant to a second amended complaint filed in September 2006, the Conwood companies are defendants in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by the Conwood companies. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On March 13, 2008, the court denied this motion, and the plaintiff thereafter filed a motion for reconsideration. On May 20, 2008, the court denied the plaintiffs’ motion for reconsideration. On November 19, 2007, the plaintiff filed a motion for class certification. This motion is fully briefed. Court ordered mediation occurred on July 10, 2008, but no resolution of the case was reached at that time.
Employment Litigation
     On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The opt-in period to join the collective action ended on May 1, 2008, with 423 current or former retail representatives having opted in to the lawsuit.
     Two new cases were filed in February 2008. Radcliffe v. R.J. Reynolds Tobacco Co., filed on February 14, 2008, in federal court in California, was served on May 9, 2008. Dinino v. R.J. Reynolds Tobacco Co., filed on February 29, 2008, in federal court in New York, was served on April 18, 2008. Both cases allege violations of the Fair Labor Standards Act. The parties have agreed to transfer the Dinino and Radcliffe matters to the Missouri court in conjunction with the already pending Marshall case due to the similarity of issues to be resolved.
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
Other Contingencies and Guarantees

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note 12-Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2007	$—	$8,653	$(873)	$(314)	$7,466
Net income	—	—	869	—	869	$869
Retirement benefits SFAS No. 158, net of $6 million tax expense	—	—	—	9	9	9
Unrealized loss on long-term investments, net of $6 million tax benefit	—	—	—	(10)	(10)	(10)
Cumulative translation adjustment, net of $8 million tax expense	—	—	—	16	16	16

Total comprehensive income	—	—	—	—		$884

Dividends — $1.70 per share	—	—	(500)	—	(500)
Common stock repurchased	—	(118)	—	—	(118)
Equity incentive award plan and stock-based compensation	—	10	—	—	10

Balance as of June 30, 2008	$—	$8,545	$(504)	$(299)	$7,742

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On February 5, 2008, the board of directors of RAI authorized the repurchase of up to $30 million of outstanding shares of RAI common stock to offset the dilution from shares issued under certain equity-based benefit plans. This $30 million repurchase program was superseded on April 29, 2008, when RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s equity.
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares repurchased are cancelled at the time of repurchase. As of June 30, 2008, RAI had repurchased and cancelled 2,203,065 shares of RAI common stock for $118 million under the above repurchase programs.
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
     On each of February 5, 2008 and May 6, 2008, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis.
Note 13-Segment Information
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are five of the ten best-selling brands of cigarettes in the United States as of June 30, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the seven best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products. Conwood’s products currently hold the first or second position in market share in each category. In addition, Conwood also distributes a variety of other tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. As of January 1, 2008, the management of super premium brands, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe from RJR Tobacco. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases and manages the international businesses of Conwood and Santa Fe. The financial position and results of operations of these operating segments do not meet the materiality criteria to be reportable.
     The amounts presented for prior periods have been reclassified to reflect the current segment composition.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker.
     Segment Data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net sales:
RJR Tobacco	$2,034	$2,069	$3,821	$3,976
Conwood	188	174	355	329
All Other	117	105	220	191

Consolidated net sales	$2,339	$2,348	$4,396	$4,496

Operating income:
RJR Tobacco	$523	$496	$938	$984
Conwood	96	90	177	170
All Other	41	35	77	70
Corporate expense	(23)	(26)	(49)	(55)

Consolidated operating income	$637	$595	$1,143	$1,169

Reconciliation to income from continuing operations before income taxes and extraordinary item:
Operating income	$637	$595	$1,143	$1,169
Interest and debt expense	68	87	140	176
Interest income	(13)	(23)	(35)	(61)
Gain on termination of joint venture	—	—	(328)	—
Other (income) expense, net	2	16	(10)	15

Income from continuing operations before income taxes and extraordinary item	$580	$515	$1,376	$1,039

	June 30,	December 31,
	2008	2007
Assets:
RJR Tobacco	$14,802	$15,956
Conwood	4,472	4,559
All Other	1,477	1,104
Corporate	16,148	16,336
Elimination adjustments	(19,011)	(19,326)

Consolidated assets	$17,888	$18,629

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14-Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates of BAT.
     Balances:

	June 30,	December 31,
	2008	2007
Accounts receivable	$68	$80
Accounts payable	4	7
Deferred revenue	21	35
     Transactions for the six months ended June 30:

	2008	2007
Net sales	$222	$251
Legal indemnification expenses	—	2
Purchases	5	5
Research and development services	1	1
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. During the six months ended June 30, 2008, net sales to BAT affiliates, primarily cigarettes, represented 5% of RAI’s total net sales.
     RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of June 30, 2008, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15-RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantors of RAI’s $4.4 billion guaranteed, unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI, RJR Acquisition Corp., and certain of RJR Tobacco’s other subsidiaries, the guarantors; other indirect subsidiaries of RAI that are not guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2008
Net sales	$—	$2,224	$38	$(32)	$2,230
Net sales, related party	—	109	—	—	109
Cost of products sold	—	1,320	18	(33)	1,305
Selling, general and administrative expenses	3	371	17	—	391
Amortization expense	—	6	—	—	6

Operating income (loss)	(3)	636	3	1	637
Interest and debt expense	65	3	—	—	68
Interest income	(1)	(8)	(4)	—	(13)
Intercompany interest (income) expense	(22)	20	2	—	—
Intercompany dividend income	—	(10)	—	10	—
Other expense, net	1	1	—	—	2

Income (loss) before income taxes	(46)	630	5	(9)	580
Provision for (benefit from) income taxes	(15)	231	—	—	216
Equity income from subsidiaries	395	5	—	(400)	—

Net income	$364	$404	$5	$(409)	$364

For the Three Months Ended June 30, 2007
Net sales	$—	$2,218	$31	$(22)	$2,227
Net sales, related party	—	121	—	—	121
Cost of products sold	—	1,349	16	(22)	1,343
Selling, general and administrative expenses	14	375	14	1	404
Amortization expense	—	6	—	—	6

Operating income (loss)	(14)	609	1	(1)	595
Interest and debt expense	84	3	—	—	87
Interest income	(1)	(22)	—	—	(23)
Intercompany interest (income) expense	(30)	29	1	—	—
Intercompany dividend income	—	(10)	—	10	—
Other (income) expense, net	20	(1)	(3)	—	16

Income (loss) before income taxes and extraordinary item	(87)	610	3	(11)	515
Provision for (benefit from) income taxes	(28)	219	—	—	191
Equity income from subsidiaries	384	3	—	(387)	—

Income before extraordinary item	325	394	3	(398)	324
Extraordinary item-gain on acquisition	—	1	—	—	1

Net income	$325	$395	$3	$(398)	$325

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2008
Net sales	$—	$4,159	$76	$(61)	$4,174
Net sales, related party	—	222	—	—	222
Cost of products sold	—	2,495	35	(61)	2,469
Selling, general and administrative expenses	9	733	31	—	773
Amortization expense	—	11	—	—	11

Operating income (loss)	(9)	1,142	10	—	1,143
Interest and debt expense	135	5	—	—	140
Interest income	(1)	(28)	(6)	—	(35)
Intercompany interest (income) expense	(40)	37	3	—	—
Intercompany dividend income	—	(21)	—	21	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other (income) expense, net	2	(11)	(1)	—	(10)

Income (loss) before income taxes	(105)	1,160	342	(21)	1,376
Provision for (benefit from) income taxes	(36)	542	1	—	507
Equity income from subsidiaries	938	341	—	(1,279)	—

Net income	$869	$959	$341	$(1,300)	$869

For the Six Months Ended June 30, 2007
Net sales	$—	$4,234	$47	$(36)	$4,245
Net sales, related party	—	251	—	—	251
Cost of products sold	—	2,537	17	(36)	2,518
Selling, general and administrative expenses	29	744	23	1	797
Amortization expense	—	12	—	—	12

Operating income (loss)	(29)	1,192	7	(1)	1,169
Interest and debt expense	168	8	—	—	176
Interest income	(2)	(58)	(1)	—	(61)
Intercompany interest (income) expense	(62)	60	2	—	—
Intercompany dividend income	—	(21)	—	21	—
Other (income) expense, net	22	(2)	(5)	—	15

Income (loss) before income taxes and extraordinary item	(155)	1,205	11	(22)	1,039
Provision for (benefit from) income taxes	(51)	437	1	—	387
Equity income from subsidiaries	757	10	—	(767)	—

Income before extraordinary item	653	778	10	(789)	652
Extraordinary item — gain on acquisition	—	1	—	—	1

Net income	$653	$779	$10	$(789)	$653

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2008
Cash flows from (used in) operating activities	$508	$(291)	$28	$(546)	$(301)

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(1)	—	—	(1)
Proceeds from sale of short-term investments	—	211	—	—	211
Capital expenditures	—	(67)	(3)	—	(70)
Distributions from equity investees	—	—	27	—	27
Proceeds from termination of joint venture	—	—	164	—	164
Other, net	—	8	—	—	8
Intercompany notes receivable	20	(107)	—	87	—

Net cash flows from investing activities	20	44	188	87	339

Cash flows from (used in) financing activities:
Dividends paid on common stock	(502)	(525)	—	525	(502)
Dividends paid on preferred stock	(21)	—	—	21	—
Excess tax benefit from stock-based compensation	2	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	1
Repurchase of common stock	(118)	—	—	—	(118)
Intercompany notes payable	107	(20)	—	(87)	—

Net cash flows (used in) from financing activities	(531)	(545)	—	459	(617)

Net change in cash and cash equivalents	(3)	(792)	216	—	(579)
Cash and cash equivalents at beginning of period	243	1,885	87	—	2,215

Cash and cash equivalents at end of period	$240	$1,093	$303	$—	$1,636

For the Six Months Ended June 30, 2007
Cash flows from (used in) operating activities	$402	$(190)	$8	$(76)	$144

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,001)	—	—	(3,001)
Proceeds from sale of short-term investments	—	3,451	—	—	3,451
Capital expenditures	(5)	(51)	(4)	—	(60)
Distributions from (investments in) equity investees	—	(1)	10	—	9
Other, net	—	(1)	—	—	(1)
Intercompany notes receivable	20	(308)	—	288	—

Net cash flows from investing activities	15	89	6	288	398

Cash flows from (used in) financing activities:
Dividends paid on common stock	(444)	(55)	—	55	(444)
Dividends paid on preferred stock	(21)	—	—	21	—
Repayment of long-term debt	(254)	(46)	—	—	(300)
Issuance of long-term debt	1,547	—	—	—	1,547
Repayment of term loan	(1,542)	—	—	—	(1,542)
Deferred debt issuance cost	(14)	—	—	—	(14)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repurchase of common stock	(60)	—	—	—	(60)
Intercompany notes payable	297	(20)	11	(288)	—

Net cash flows from (used in) financing activities activities	(490)	(121)	11	(212)	(812)

Net change in cash and cash equivalents	(73)	(222)	25	—	(270)
Cash and cash equivalents at beginning of period	296	1,065	72	—	1,433

Cash and cash equivalents at end of period	$223	$843	$97	$—	$1,163

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2008
Assets
Cash and cash equivalents	$240	$1,093	$303	$—	$1,636
Accounts receivable, net	—	93	14	—	107
Accounts receivable, related party	—	68	—	—	68
Notes receivable	—	1	33	—	34
Other receivables	9	35	1	—	45
Inventories	—	1,046	38	(3)	1,081
Deferred income taxes, net	14	810	—	—	824
Prepaid expenses and other	5	145	6	—	156
Short-term intercompany notes and interest receivable	81	138	—	(219)	—
Other intercompany receivables	41	—	3	(44)	—

Total current assets	390	3,429	398	(266)	3,951
Property, plant and equipment, net	8	1,046	22	—	1,076
Trademarks, net	—	3,404	—	—	3,404
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	191	3	—	194
Long-term intercompany notes	2,100	1,417	—	(3,517)	—
Investment in subsidiaries	11,300	470	—	(11,770)	—
Other assets and deferred charges	165	765	185	(26)	1,089

Total assets	$13,963	$18,888	$616	$(15,579)	$17,888

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$1,502	$—	$—	$1,502
Accounts payable and other accrued liabilities	335	892	31	—	1,258
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	21	—	—	21
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payables	35	81	103	(219)	—
Other intercompany payables	—	44	—	(44)	—

Total current liabilities	559	2,555	134	(263)	2,985
Intercompany notes and interest payable	1,417	2,100	—	(3,517)	—
Long-term debt (less current maturities)	4,176	121	—	—	4,297
Deferred income taxes, net	—	1,335	—	(26)	1,309
Long-term retirement benefits (less current portion)	45	1,104	12	—	1,161
Other noncurrent liabilities	24	369	1	—	394
Shareholders’ equity	7,742	11,304	469	(11,773)	7,742

Total liabilities and shareholders’ equity	$13,963	$18,888	$616	$(15,579)	$17,888

December 31, 2007
Assets
Cash and cash equivalents	$243	$1,885	$87	$—	$2,215
Short-term investments	—	377	—	—	377
Accounts receivable, net	—	61	12	—	73
Accounts receivable, related party	—	80	—	—	80
Notes receivable	—	1	—	—	1
Other receivables	7	18	—	—	25
Inventories	—	1,167	31	(2)	1,196
Deferred income taxes, net	11	833	1	—	845
Prepaid expenses and other	6	169	3	2	180
Short-term intercompany notes and interest receivable	82	127	—	(209)	—
Other intercompany receivables	153	—	23	(176)	—

Total current assets	502	4,718	157	(385)	4,992

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Property, plant and equipment, net	8	1,046	20	(1)	1,073
Trademarks, net	—	3,407	—	—	3,407
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	199	3	—	202
Long-term intercompany notes	2,120	1,310	—	(3,430)	—
Investment in subsidiaries	10,848	104	—	(10,952)	—
Other assets and deferred charges	186	571	49	(25)	781

Total assets	$13,664	$19,521	$237	$(14,793)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,449	$—	$—	$2,449
Accounts payable and other accrued liabilities	391	993	27	1	1,412
Due to related party	—	5	2	—	7
Deferred revenue, related party	—	35	—	—	35
Short-term intercompany notes and interest payable	34	82	93	(209)	—
Other intercompany payables	—	176	—	(176)	—

Total current liabilities	425	3,740	122	(384)	3,903
Intercompany notes and interest payable	1,310	2,120	—	(3,430)	—
Long-term debt	4,383	132	—	—	4,515
Deferred income taxes, net	—	1,209	—	(25)	1,184
Long-term retirement benefits (less current portion)	44	1,112	11	—	1,167
Other noncurrent liabilities	36	358	—	—	394
Shareholders’ equity	7,466	10,850	104	(10,954)	7,466

Total liabilities and shareholders’ equity	$13,664	$19,521	$237	$(14,793)	$18,629

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16-RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
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
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2008
Net sales	$—	$—	$1,990	$294	$(54)	$2,230
Net sales, related party	—	—	108	1	—	109
Cost of products sold	—	—	1,256	103	(54)	1,305
Selling, general and administrative expenses	3	1	313	74	—	391
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(3)	(1)	524	117	—	637
Interest and debt expense	65	3	—	—	—	68
Interest income	(1)	—	(7)	(5)	—	(13)
Intercompany interest (income) expense	(22)	(4)	(20)	46	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other expense, net	1	—	1	—	—	2

Income (loss) before income taxes	(46)	10	550	76	(10)	580
Provision for (benefit from) income taxes	(15)	—	205	26	—	216
Equity income from subsidiaries	395	351	6	—	(752)	—

Net income	$364	$361	$351	$50	$(762)	$364

For the Three Months Ended June 30, 2007
Net sales	$—	$—	$2,006	$262	$(41)	$2,227
Net sales, related party	—	—	116	5	—	121
Cost of products sold	—	—	1,289	95	(41)	1,343
Selling, general and administrative expenses	14	—	332	58	—	404
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(14)	—	496	113	—	595
Interest and debt expense	84	3	—	—	—	87
Interest income	(1)	(1)	(18)	(3)	—	(23)
Intercompany interest (income) expense	(30)	(1)	(18)	49	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other (income) expense, net	20	(1)	—	(3)	—	16

Income (loss) before income taxes and extraordinary item	(87)	10	532	70	(10)	515
Provision for (benefit from) income taxes	(28)	—	192	27	—	191
Equity income from subsidiaries	384	343	4	—	(731)	—

Income before extraordinary item	325	353	344	43	(741)	324
Extraordinary item-gain on acquisition	—	—	1	—	—	1

Net income	$325	$353	$345	$43	$(741)	$325

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2008
Net sales	$—	$—	$3,723	$555	$(104)	$4,174
Net sales, related party	—	—	218	4	—	222
Cost of products sold	—	—	2,377	196	(104)	2,469
Selling, general and administrative expenses	9	1	619	144	—	773
Amortization expense	—	—	10	1	—	11

Operating income (loss)	(9)	(1)	935	218	—	1,143
Interest and debt expense	135	5	—	—	—	140
Interest income	(1)	(1)	(25)	(8)	—	(35)
Intercompany interest (income) expense	(40)	(6)	(47)	93	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	2	(12)	1	(1)	—	(10)

Income (loss) before income taxes	(105)	34	1,006	462	(21)	1,376
Provision for (benefit from) income taxes	(36)	5	493	45	—	507
Equity income from subsidiaries	938	855	341	—	(2,134)	—

Net income	$869	$884	$854	$417	$(2,155)	$869

For the Six Months Ended June 30, 2007
Net sales	$—	$—	$3,833	$477	$(65)	$4,245
Net sales, related party	—	—	243	8	—	251
Cost of products sold	—	—	2,425	158	(65)	2,518
Selling, general and administrative expenses	29	—	655	113	—	797
Amortization expense	—	—	11	1	—	12

Operating income (loss)	(29)	—	985	213	—	1,169
Interest and debt expense	168	8	—	—	—	176
Interest income	(2)	(4)	(49)	(6)	—	(61)
Intercompany interest (income) expense	(62)	(2)	(33)	97	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other (income) expense, net	22	(2)	—	(5)	—	15

Income (loss) before income taxes and extraordinary item	(155)	21	1,067	127	(21)	1,039
Provision for (benefit from) income taxes	(51)	—	393	45	—	387
Equity income from subsidiaries	757	684	10	—	(1,451)	—

Income before extraordinary item	653	705	684	82	(1,472)	652
Extraordinary item-gain on acquisition	—	—	1	—	—	1

Net income	$653	$705	$685	$82	$(1,472)	$653

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2008
Cash flows from (used in) operating activities	$508	$450	$(299)	$33	$(993)	$(301)

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	—	(1)	—	—	(1)
Proceeds from sale of short-term investments	—	—	211	—	—	211
Capital expenditures	—	—	(43)	(27)	—	(70)
Distributions from equity investees	—	—	—	27	—	27
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	—	2	6	—	—	8
Intercompany notes receivable	20	—	(107)	—	87	—

Net cash flows from investing activities	20	2	66	164	87	339

Cash flows from (used in) financing activities:
Dividends paid on common stock	(502)	(455)	(447)	(70)	972	(502)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	—	1
Repurchase of common stock	(118)	—	—	—	—	(118)
Intercompany notes payable	107	—	—	(20)	(87)	—

Net cash flows (used in) from financing activities	(531)	(455)	(447)	(90)	906	(617)

Net change in cash and cash equivalents	(3)	(3)	(680)	107	—	(579)
Cash and cash equivalents at beginning of period	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of period	$240	$22	$943	$431	$—	$1,636

For the Six Months Ended June 30, 2007
Cash flows from (used in) operating activities	$402	$184	$(332)	$105	$(215)	$144

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(2,899)	(100)	—	(3,001)
Proceeds from sale of short-term investments	—	120	3,331	—	—	3,451
Capital expenditures	(5)	—	(42)	(13)	—	(60)
Distributions from (investment in) equity investees	—	—	(1)	10	—	9
Net intercompany investments	—	(260)	260	—	—	—
Other, net	—	(1)	—	—	—	(1)
Intercompany notes receivable	20	9	(346)	—	317	—

Net cash flows from (used in) investing activities	15	(134)	303	(103)	317	398

Cash flows from (used in) financing activities:
Dividends paid on common stock	(444)	—	(139)	(55)	194	(444)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Repayment of long-term debt	(254)	(46)	—	—	—	(300)
Issuance of long-term debt	1,547	—	—	—	—	1,547
Repayment of term loan	(1,542)	—	—	—	—	(1,542)
Deferred debt issuance cost	(14)	—	—	—	—	(14)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Repurchase of common stock	(60)	—	—	—	—	(60)
Intercompany notes payable	297	—	1	19	(317)	—

Net cash flows used in financing activities	(490)	(46)	(138)	(36)	(102)	(812)

Net change in cash and cash equivalents	(73)	4	(167)	(34)	—	(270)
Cash and cash equivalents at beginning of period	296	22	848	267	—	1,433

Cash and cash equivalents at end of period	$223	$26	$681	$233	$—	$1,163

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2008
Assets
Cash and cash equivalents	$240	$22	$943	$431	$—	$1,636
Accounts receivable, net	—	—	62	45	—	107
Accounts receivable, related party	—	—	65	3	—	68
Note receivable	—	1	—	33	—	34
Other receivables	9	—	31	5	—	45
Inventories	—	—	797	286	(2)	1,081
Deferred income taxes, net	14	—	798	20	(8)	824
Prepaid expenses and other	5	—	138	13	—	156
Short-term intercompany notes and interest receivable	81	117	446	—	(644)	—
Other intercompany receivables	41	13	—	13	(67)	—

Total current assets	390	153	3,280	849	(721)	3,951
Property, plant and equipment, net	8	—	916	153	(1)	1,076
Trademarks, net	—	—	1,864	1,540	—	3,404
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	191	3	—	194
Long-term intercompany notes	2,100	215	1,417	—	(3,732)	—
Investment in subsidiaries	11,300	9,665	452	—	(21,417)	—
Other assets and deferred charges	165	39	730	185	(30)	1,089

Total assets	$13,963	$10,072	$14,152	$5,602	$(25,901)	$17,888

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$1,486	$16	$—	$1,502
Accounts payable and other accrued liabilities	335	13	820	98	(8)	1,258
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	21	—	—	21
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	35	402	2	205	(644)	—
Other intercompany payables	—	—	67	—	(67)	—

Total current liabilities	559	426	2,400	319	(719)	2,985
Intercompany notes	1,417	—	—	2,315	(3,732)	—
Long-term debt (less current portion)	4,176	121	—	—	—	4,297
Deferred income taxes, net	—	—	779	560	(30)	1,309
Long-term retirement benefits (less current portion)	45	18	1,036	62	—	1,161
Other noncurrent liabilities	24	91	272	7	—	394
Shareholders’ equity	7,742	9,416	9,665	2,339	(21,420)	7,742

Total liabilities and shareholders’ equity	$13,963	$10,072	$14,152	$5,602	$(25,901)	$17,888

December 31, 2007
Assets
Cash and cash equivalents	$243	$25	$1,623	$324	$—	$2,215
Short-term investments	—	—	377	—	—	377
Accounts receivable, net	—	—	41	32	—	73
Accounts receivable, related party	—	—	75	5	—	80
Notes receivable	—	1	—	—	—	1
Other receivables	7	1	14	3	—	25
Inventories	—	—	908	290	(2)	1,196
Deferred income taxes, net	11	1	814	19	—	845
Prepaid expenses and other	6	—	168	6	—	180

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Short-term intercompany notes and interest receivable	82	109	446	—	(637)	—
Other intercompany receivables	153	—	—	29	(182)	—

Total current assets	502	137	4,466	708	(821)	4,992
Property, plant and equipment, net	8	—	936	130	(1)	1,073
Trademarks, net	—	—	1,867	1,540	—	3,407
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	199	3	—	202
Long-term intercompany notes	2,120	225	1,310	—	(3,655)	—
Investment in subsidiaries	10,848	9,240	87	—	(20,175)	—
Other assets and deferred charges	186	34	534	51	(24)	781

Total assets	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,425	$24	$—	$2,449
Accounts payable and other accrued liabilities	391	5	873	143	—	1,412
Due to related party	—	—	4	3	—	7
Deferred revenue, related party	—	—	35	—	—	35
Short-term intercompany notes and interest payable	34	403	3	197	(637)	—
Other intercompany payables	—	14	168	—	(182)	—

Total current liabilities	425	422	3,508	367	(819)	3,903
Intercompany notes	1,310	—	2	2,343	(3,655)	—
Long-term debt	4,383	132	—	—	—	4,515
Deferred income taxes, net	—	2	643	563	(24)	1,184
Long-term retirement benefits (less current portion)	44	18	1,046	59	—	1,167
Other noncurrent liabilities	36	92	262	4	—	394
Shareholders’ equity	7,466	8,970	9,240	1,968	(20,178)	7,466

Total liabilities and shareholders’ equity	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2008 with the second quarter of 2007 and the first six months of 2008 with the first six months of 2007. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Initiatives
     RAI’s reportable operating segments are RJR Tobacco and Conwood. RJR Tobacco consists of the primary operations of R. J. Reynolds Tobacco Company. Conwood consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other.
     The disclosures classified as All Other include the total assets and results of operations of Santa Fe and GPI. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Beginning January 1, 2008, the management of super premium brands, including DUNHILL and STATE EXPRESS 555 cigarette brands was transferred to Santa Fe from RJR Tobacco. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases and manages the international businesses of Conwood and Santa Fe.
RJR Tobacco
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are five of the ten best-selling brands of cigarettes in the United States as of June 30, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI transferred to RJR Tobacco.
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
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve a brand’s market position or to introduce a new brand style. Most recently, competition among the major manufacturers has broadened to include a new smokeless, spitless category, known as snus. Snus is pasteurized tobacco that is currently sold in a small pouch that provides discreet and convenient tobacco consumption. Other cigarette manufacturers and smokeless tobacco manufacturers also are testing products in this new category. RJR Tobacco expanded the sale of snus into a total of 17 markets in the first half of 2008.

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
     RJR Tobacco’s brand portfolio strategy is based upon three categories: growth, support and non-support. The growth brands consist of two premium brands, CAMEL and KOOL, and a value brand, PALL MALL. Although all of these brands are managed for long-term market share and profit growth, CAMEL and KOOL receive the most significant investment support. The support brands include three premium brands, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. All remaining brands are non-support brands, and are managed to maximize near-term profitability. RJR Tobacco believes this focused portfolio strategy should result in growth in total RJR Tobacco share, as gains on growth brands more than offset declines among other brands.
     In addition to its brand portfolio strategy, RJR Tobacco remains focused on the following items in response to the continuing challenges of an intensely regulated and competitive environment:
•	its efforts to broaden its business with new types of tobacco products;

•	its ongoing focus on continuous productivity improvement; and

•	its commitment to keep its cost structure in line with the company’s performance.
Conwood
     RAI’s other reportable segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the seven best-selling brands of moist snuff in the United States, and LEVI GARRETT, a loose leaf brand. Conwood’s other products include dry snuff, plug and twist tobacco products. Conwood also distributes a variety of other tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew at nearly 8% in the second quarter of 2008 compared with the second quarter of 2007, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.
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
     As discussed in note 11 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of July 11, 2008, RJR Tobacco had paid approximately $12 million since January 1, 2006, related to such unfavorable judgments.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims, unrelated to smoking and health. These claims were asserted by JTI against RJR and RJR Tobacco, concerning the activities of Northern Brands and related litigation.
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
Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the Master Settlement Agreement, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA, see “-Litigation Affecting the Cigarette Industry-Health-Care Cost Recovery Cases-MSA” and “-MSA-Enforcement and Validity” in note 11 to condensed consolidated financial statements (unaudited).
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date. RAI does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Net sales:[1]
RJR Tobacco	$2,034	$2,069	(1.7)%	$3,821	$3,976	(3.9)%
Conwood	188	174	8.0%	355	329	7.9%
All Other	117	105	11.4%	220	191	15.2%

Net sales	2,339	2,348	(0.4)%	4,396	4,496	(2.2)%
Cost of products sold[1,2]	1,305	1,343	(2.8)%	2,469	2,518	(1.9)%
Selling, general and administrative expenses	391	404	(3.2)%	773	797	(3.0)%
Amortization expense	6	6	—	11	12	(8.3)%
Operating income:
RJR Tobacco	523	496	5.4%	938	984	(4.7)%
Conwood	96	90	5.5%	177	170	3.8%
All Other	41	35	17.1%	77	70	10.0%
Corporate expense	(23)	(26)	(11.5)%	(49)	(55)	(10.9)%

Operating income	$637	$595	7.1%	$1,143	$1,169	(2.2)%

[1]	Excludes excise taxes of:

RJR Tobacco	$447	$491	$838	$939
Conwood	5	5	10	9
All Other	48	33	89	75

	$500	$529	$937	$1,023

[2]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.
RJR Tobacco
     Net Sales
     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, was as follows1:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Growth brands:
CAMEL excluding non-filter	6.1	6.6	(7.0)%	11.4	12.2	(6.7)%
KOOL	2.8	3.0	(6.5)%	5.3	5.6	(6.4)%
PALL MALL	2.2	1.9	18.4%	3.8	3.5	9.1%

Total growth brands	11.1	11.4	(2.7)%	20.5	21.4	(4.1)%

Support brands	9.8	10.7	(8.1)%	18.6	20.7	(10.3)%
Non-support brands	2.9	3.8	(22.9)%	5.6	7.5	(24.7)%

Total domestic	23.9	25.9	(7.9)%	44.7	49.6	(9.8)%

Total premium	15.0	16.2	(7.8)%	28.1	30.9	(8.9)%
Total value	8.9	9.7	(8.0)%	16.6	18.7	(11.2)%
Premium/Total mix	62.6%	62.6%		62.9%	62.3%

Industry[2]:
Premium	65.3	68.3	(4.4)%	124.0	129.0	(3.9)%
Value	24.4	24.4	0.1%	46.0	46.8	(1.7)%

						(3.3)%
Total domestic	89.7	92.7	(3.2)%	170.1	175.8	(3.3)%

Premium/Total mix	72.8%	73.7%		72.9%	73.4%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[2]	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.

     RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. RJR Tobacco’s net sales for the second quarter of 2008 decreased $35 million, or 1.7%, from the comparable prior-year quarter, including $181 million attributable to lower volume, partially offset by higher pricing, net of promotional spending. RJR Tobacco’s domestic shipment volume decreased 7.9% in the second quarter of 2008 compared with the prior-year quarter. RJR Tobacco’s decreases in net sales and shipment volume reflect a decrease in consumption and were also impacted by RJR Tobacco’s discontinuation of certain lower-priced, low-margin brands as well as several non-core styles of other brands, including CAMEL. In addition, RJR Tobacco’s consumers are believed to be more price-sensitive than consumers of competing brands and, therefore, are more negatively affected by the current adverse economic pressures. Industry shipment volume for the second quarter of 2008 was down 3.2% from the comparable quarter in the prior year.
     RJR Tobacco’s net sales for the first half of 2008 decreased $155 million, or 3.9%, from the first half of 2007. Lower volume of $414 million, partially offset by higher pricing, net of promotional spending, account for the difference. Total domestic shipment volume decreased 9.8% in the first half of 2008 compared with the first half of 2007. Industry shipment volume for the first half of 2008 was down 3.3% compared with the first half of 2007.
     RJR Tobacco’s full-year shipment volume decline in 2008 compared with 2007 is expected to be approximately 7% to 9%.
     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

		For the Three Months Ended[2]
	June 30,	March 31,	Share Point	June 30,	Share Point
	2008	2008	Change	2007	Change
Growth brands:
CAMEL excluding non-filter	8.0%	7.9%	0.1	7.8%	0.2
KOOL	3.1%	3.1%	—	3.1%	—
PALL MALL	2.6%	2.2%	0.4	2.1%	0.5

Total growth brands	13.6%	13.2%	0.4	13.0%	0.6

Support brands	10.9%	11.0%	(0.1)	11.7%	(0.8)

Non-support brands	3.6%	3.8%	(0.2)	4.5%	(0.9)

Total domestic	28.1%	28.0%	0.1	29.1%	(1.1)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles grew slightly in the second quarter of 2008 compared with the prior quarter and increased 0.2 share points from the second quarter of 2007. During 2008, CAMEL launched updated packaging and smoother blends for its core styles. CAMEL also introduced CAMEL Crush in test markets during the first quarter of 2008. CAMEL Crush is an innovative cigarette that uses RJR Tobacco’s technology to provide adult smokers the option of changing each cigarette from regular to menthol by crushing a capsule in the filter. National expansion of CAMEL Crush is planned in the third quarter of 2008. Continuing its planned expansion, CAMEL Snus entered nine additional test markets during the second quarter of 2008. KOOL’s market share in the second quarter of 2008 was stable compared with the prior quarter and prior-year quarter. KOOL will focus on optimizing its geographical strengths and will continue to evaluate opportunities to improve the brand’s overall performance. PALL MALL’s market share increased 0.4 share points in the second quarter of 2008 compared with the previous quarter and increased 0.5 share points from the comparable quarter of 2007. PALL MALL’s growth is believed to be the result of the brand’s reputation as a product that offers a longer-lasting cigarette at a value price. PALL MALL introduced more stylish, round-corner packs in the second quarter of 2008.
     The combined share of market of RJR Tobacco’s growth brands during the first six months of 2008 showed improvement over the comparative prior-year period. However, as expected, the decline in share of support and non-support brands more than offset the gains on the growth brands.
     Operating Income
     RJR Tobacco’s operating income for the second quarter of 2008 increased $27 million to $523 million, or 25.7% of net sales, from $496 million, or 24.0% of net sales, in the comparable prior-year quarter. Higher operating income in the second quarter was the result of higher pricing, improvements in productivity and higher levels of undiscounted wholesale inventory, partially offset by volume declines and higher MSA obligations. RJR Tobacco’s operating income for the first six months of 2008 decreased $46 million to $938 million, or 24.5% of net sales, from $984 million, or 24.7% of net sales, for the first six months of 2007. This decrease was the result of lower volume, higher MSA obligations, partially offset by higher pricing. Additionally, RJR Tobacco’s volume and operating income were negatively impacted by the discontinuation of certain lower-priced, low-margin brands as well as several non-core styles of other brands, including CAMEL.
     RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Settlements	$721	$742	$1,364	$1,408

Federal tobacco quota buyout	$62	$70	$123	$138

     MSA expenses are expected to be approximately $2.7 billion in 2008, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million in 2008. For additional information, see “—Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” and “—Tobacco Buyout Legislation and Related Litigation” in note 11 to condensed consolidated financial statements (unaudited).
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. As of June 30, 2008 and 2007, RJR Tobacco’s product liability defense costs were $23 million for each three-month period and $51 million for each six-month period.
     “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Cases.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research-U.S.A.
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “-Litigation Affecting the Cigarette Industry-Overview” for detailed information regarding the number and type of cases pending, and “-Litigation Affecting the Cigarette Industry-Scheduled Trials” for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2009, in note 11 to condensed consolidated financial statements (unaudited).
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal, and the amount of product liability defense costs incurred by RJR Tobacco in the past, RJR Tobacco’s recent experiences in defending its product liability cases, and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the increased individual case filings in Florida due to the Engle decision. See “-Litigation Affecting the Cigarette Industry-Engle Progeny Cases” and “Litigation Affecting the Cigarette Industry-Class Action Suits-Engle Case” in note 11 to condensed consolidated financial statements (unaudited) for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
     The shipment volume, in millions of cans, for Conwood was as follows:

	For the Three Months Ended June 30,[1]			For the Six Months Ended June 30,[1]
	2008	2007	% Change	2008	2007	%Change
Premium:
KODIAK	12.8	14.2	(9.6)%	25.9	27.0	(4.1)%
Other	0.8	0.9	(11.0)%	1.4	1.6	(13.3)%

Total Premium	13.6	15.0	(9.7)%	27.3	28.6	(4.6)%
Price-value:
GRIZZLY	74.4	59.2	25.6%	136.1	113.5	19.9%
Other	0.5	0.4	7.0%	0.9	1.0	(12.1)%

Total Price-value	74.9	59.7	25.5%	137.0	114.5	19.7%

Total moist snuff	88.4	74.7	18.4%	164.3	143.2	14.8%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

     The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data1 processed by MSAi, were as follows:

	For the Three Months Ended[2]
	June 30,	March 31,	Share Point	June 30,	Share Point
	2008	2008	Change	2007	Change
Premium:
KODIAK	3.9%	4.4%	(0.4)	4.6%	(0.7)
Other	0.2%	0.2%	—	0.3%	(0.1)

Total Premium	4.2%	4.6%	(0.4)	4.9%	(0.7)
Price-value:
GRIZZLY	23.4%	22.1%	1.3	20.7%	2.7
Other	0.2%	0.2%	—	0.2%	—

Total Price-value	23.6%	22.3%	1.3	20.9%	2.7

Total moist snuff	27.8%	26.8%	0.9	25.8%	2.0

[1]	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Net Sales
     Conwood’s net sales for the second quarter of 2008 were $188 million compared with $174 million in the second quarter of 2007. Net sales for the first six months of 2008 were $355 million compared with $329 million for the first six months of 2007. Moist snuff sales generated the increases over prior-year periods led by GRIZZLY, Conwood’s leading price-value moist snuff brand.
     GRIZZLY had a share position of 23.4% of moist snuff shipments in the second quarter of 2008, an increase of 1.3 share points from the previous quarter and an increase of 2.7 points from the second quarter of 2007. Conwood has expanded the launch of two new GRIZZLY styles, GRIZZLY Wintergreen Pouches and GRIZZLY Snuff, in 2008 to build on the brand’s momentum and aid in its share growth. The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, has declined compared with the previous quarter and the prior-year quarter due to competitive promotional activity and core markets in states burdened by high tobacco taxes and tough economies.
     Operating Income
     Conwood’s operating income for the second quarter of 2008 increased to $96 million, or 50.9% of net sales, from $90 million, or 52.1% of net sales, in the comparable prior-year quarter. Operating income for the first half of 2008 increased to $177 million, or 49.9% of net sales, from $170 million, or 51.9% of net sales for the first half of 2007. These changes are due to increased price-value volume and higher pricing offset by increased promotional spending.
RAI Consolidated
     Gain on termination of joint venture of $328 million in 2008 related to the termination of the Reynolds-Gallaher International Sarl joint venture. See note 3 to condensed consolidated financial statements (unaudited) for additional information related to the joint venture termination.
     Other (income) expense, net was $2 million expense in the second quarter of 2008 compared to $16 million of expense in the second quarter of 2007. The prior-year amount included the expensing of unamortized debt fees associated with a term loan that RAI prepaid in full in June 2007. For the six months ended June 30, 2008, other (income) expense was $10 million income, which consisted primarily of $7 million of foreign exchange gain and a gain of $5 million related to the sale of a non-consolidated equity investment. Other (income) expense of $15 million expense for the first six months of 2007 included the expensing of the unamortized debt fees.

     Provision for income taxes was $216 million, or an effective rate of 37.1%, in the second quarter of 2008 compared with $191 million, or 37.1%, in the second quarter of 2007. The provision for income taxes for the first half of 2008 was $507 million, or an effective rate of 36.8% compared with $387 million, or an effective rate of 37.2% in the first half of 2007. The effective rate for the first half of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the estimated domestic production credit of the American Jobs Creation Act, enacted on October 22, 2004.
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RAI and RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders. As of June 30, 2008, RAI holds investments in auction rate notes and mortgage-backed securities. During 2007, adverse changes in the financial markets caused certain auction rate notes and mortgage-backed securities to revalue at lower than carrying value and become less liquid. The funds associated with the auction rate notes and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate notes and mortgage-backed securities for a period of time sufficient to allow for anticipated recovery in fair value. RAI considers those investments to be temporarily impaired as of June 30, 2008.
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
Cash Flows
     Net cash flows used in operating activities were $301 million in the first six months of 2008, compared with net cash flows from operating activities of $144 million in the first six months of 2007. This change was driven primarily by higher MSA and tax payments partially offset by lower pension funding in 2008.
     Net cash flows from investing activities were $339 million in the first six months of 2008, compared with $398 million in the prior-year period. This change was primarily driven by proceeds received as a result of the termination of the joint venture in 2008 and higher short-term investing net proceeds in the prior-year period.
     Net cash flows used in financing activities were $617 million in the first six months of 2008, compared with $812 million in the prior-year period. This change was due to prior year repayment of long-term debt offset by higher stock repurchases and higher dividends in the current-year period.
Dividends
     On May 6, 2008, the board of directors of RAI declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on July 1, 2008, to shareholders of record as of June 10, 2008.
     On July 18, 2008, the board of directors of RAI declared a quarterly cash dividend of $0.85 per common share. The dividend will be paid on October 1, 2008, to shareholders of record as of September 10, 2008. On an annualized basis, the dividend rate is $3.40 per common share. The dividend reflects RAI’s dividend policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Share Repurchases
     On April 29, 2008, RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s equity. This repurchase program supersedes the $30 million repurchase program authorized by RAI’s board of directors on February 5, 2008, to offset the dilution from shares issued under certain equity-based benefit plans.
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of June 30, 2008, RAI had repurchased and cancelled 2,203,065 shares of RAI common stock for $118 million under the share repurchase programs.
Capital Expenditures
     RAI’s operating subsidiaries’ cash capital expenditures were $70 million for the first six months of 2008, compared with $60 million for the first six months of 2007. The increase in 2008 was primarily due to a facility expansion at Conwood. RAI’s operating subsidiaries plan to spend an additional $100 million to $110 million for capital expenditures during the remainder of 2008, funded primarily by cash flows from operations. Most of the capital spending will be done in the RJR Tobacco segment. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2008.
Debt
     As of June 30, 2008, RAI’s total consolidated debt consisted of RAI senior notes, referred to as the Notes, in the aggregate principal amount of $4.3 billion with maturity dates ranging from 2009 to 2037 and RJR notes in the aggregate principal amount of $129 million, with maturity dates ranging from 2009 to 2015.
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
     On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, is referred to as the Credit Facility. The Credit Facility provides for a five-year, $550 million revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The Credit Facility’s maturity date of June 28, 2012, may be extended, at the discretion of the lenders upon RAI’s request, in two separate one-year increments. Effective March 31, 2008, the Credit Facility was amended by:
•	adding a further exception to the covenant that restricts the sale of assets, so as to permit the disposition of real properties and related assets, whether by donation or sale below fair market value, in an aggregate amount not to exceed $15 million;

•	modifying the covenant limiting the amount of cash, Marketable Investments and Investment Equities that a Non-Guarantor Subsidiary, that is not a Domestic Subsidiary, as such terms are defined in the Credit Facility, may hold; and

•	modifying certain related definitions.
     Certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, have guaranteed RAI’s obligations under the Credit Facility and under the Notes. Until the credit ratings upgrades described below, RAI had pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the Credit Facility, and the Guarantors had pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the Credit Facility. Until such credit ratings upgrades, the Notes and related guarantees had been secured by any Principal Property, as such term is defined in the indenture governing the Notes, of RAI and certain of the Guarantors, and the stock, indebtedness or other obligations of RJR Tobacco.
     On May 2, 2008, S&P raised its corporate credit rating for RAI from BB+, a non-investment grade rating, and a positive outlook, to BBB-, an investment grade rating, and a stable outlook. On June 20, 2008, Moody’s, consistent with its notching practices for an investment grade issuer, withdrew its corporate credit rating of Ba1, a non-investment grade rating, for RAI, and upgraded the Notes from Ba1 to Baa3, an investment grade rating. Moody’s retained a stable outlook for RAI.
     Pursuant to the terms of the loan documents relating to the Credit Facility, Notes and related guarantees, which terms provide for a release of collateral if RAI obtains investment grade corporate credit ratings, with not worse than stable outlooks, from each of S&P and Moody’s, the collateral securing the Credit Facility, Notes and related guarantees was released automatically on June 20, 2008, upon the ratings issued by Moody’s on that date. The relevant loan documents do not provide for a release of the Guarantors’ guarantees of the Credit Facility and the Notes upon any ratings upgrades and, therefore, such guarantees remain in effect. In addition, on June 20, 2008, given the release of the collateral which had secured the Credit Facility and the related guarantees, Moody’s lowered the investment grade rating for the Credit Facility from Baa1 to Baa3. The collateral for the Credit Facility, Notes and related guarantees will be reinstated if RAI’s corporate credit rating issued by each of S&P and Moody’s is lowered to at least one level below the lowest rating level established as investment grade, or if RAI’s corporate credit rating issued by either S&P or Moody’s is lowered to at least two levels below the lowest rating level established as investment grade.
     At June 30, 2008, RAI had $12 million in letters of credit outstanding under the Credit Facility. No borrowings were outstanding, and the remaining $538 million of the Credit Facility was available for borrowing.
     Concerns about, or lowering of, RAI’s ratings by S&P or Moody’s could have an adverse impact on RAI’s ability to access the debt markets and could increase borrowing costs. However, given the cash balances and operating performance of RAI and its subsidiaries, RAI’s management believes that such concerns about, or lowering of, such ratings would not have a material adverse impact on RAI’s cash flows.
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2008.
Governmental Activity
     The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:
•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish fire standards compliance for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes based on a machine test method different from that required by the U.S. Federal Trade Commission, referred to as the FTC;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

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
     In February 2007, proposed legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would give the FDA broad regulatory authority over tobacco products. The proposals would reinstate the FDA’s 1996 proposed legislation that would have restricted marketing, and would grant the FDA authority to impose product standards, including standards relating to, among other things, nicotine yields and smoke constituents, and to ban certain characterizing flavors. Under certain provisions of the proposed legislation, tobacco and menthol are specifically exempted as a characterizing flavor for cigarettes. However, other language in the proposed legislation provides the FDA with authority to issue regulations regarding the use of menthol in cigarettes and other tobacco products should it determine such action to be in the best interests of public health. The proposed legislation also would govern modified risk products and would impose new and larger warning labels on tobacco products. Under the bill, a “modified risk tobacco product” includes, among other things, a tobacco product, the label or advertising of which uses the descriptors “light,” “mild,” “low” or similar descriptors. The bill provides that a modified risk tobacco product may not be commercially marketed unless the Secretary of Health and Human Services determines that an applicant has demonstrated that the product will significantly reduce harm and the risk of tobacco-related disease to individual tobacco users, and will benefit the health of the population as a whole.
     The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007. The Health Subcommittee of the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on the bill on October 3, 2007. On March 11, 2008, the Health Subcommittee passed H.R. 1108, the Family Smoking Prevention and Tobacco Control Act by a vote of 18-9. The full House Energy and Commerce Committee passed the bill by a vote of 38-12. On July 30, 2008, the House of Representatives passed the bill by a vote of 326 to 102. During consideration of the bill, small changes were made granting small manufacturers additional time to comply with certain portions of the proposed regulatory scheme. Retailers received some clarification on enforcement penalties, but none of the changes could be classified as substantially changing the scope of the bill. At this time, RAI does not know whether FDA regulation over tobacco products will be approved by the balance of Congress or signed into law by the President.
     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. In 2007, the U.S. Senate and U.S. House of Representatives approved an increase of $0.61 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. The President vetoed the bill on October 3, 2007. On October 18, 2007, the U.S. House of Representatives failed to override the President’s veto of the bill. Subsequently, the U.S. Congress passed a slightly revised version of the SCHIP bill, and the President vetoed the bill on December 12, 2007. In January 2008, by a vote of 152-260, the U.S. House of Representatives failed to override the veto. In between the passage of the revised legislation and the override vote, the U.S. Congress passed an extension of SCHIP through March of 2009 without a tax increase. At this time, RAI does not know whether any excise tax bill will be approved to fund SCHIP or any other federal program. The adoption of any such increase could have a material adverse effect on the business and results of operations of RJR Tobacco.
     All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.75 per pack in New York. As of June 30, 2008, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $0.998, an increase compared to the 12-month rolling average of $0.914 as of December 31, 2007. As of June 30, 2008, three states had passed excise tax per pack increases in 2008: New York, a $1.25 increase, from $1.50 to $2.75 per pack, effective June 3, 2008; Massachusetts, a $1.00 increase, from $1.51 to $2.51 per pack, effective July 1, 2008; and New Hampshire, which approved a $0.25 increase, from $1.08 to $1.33 per pack, effective October 1, 2008, if certain revenues are not collected by the effective date. A number of other states are considering an increase in their excise tax per pack during 2008. In addition, on January 1, 2008, the cigarette excise tax increased by $1.00 per pack in two states as a result of legislation passed in 2007: Maryland (from $1.00 to $2.00) and Wisconsin (from $0.77 to $1.77). Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. The District of Columbia passed a $1.00 per pack increase, from $1.00 to $2.00, effective October 1, 2008.
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
     Forty-nine states also subject smokeless tobacco to excise taxes and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, may consider one during its current legislative session. As of June 30, 2008, 37 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. In 2008, two states passed legislation that changed their tax on moist snuff from an ad valorem tax to a weight-based tax: Utah’s tax will change from 35% to $0.75 per ounce, and New York’s tax will change from 37% to $0.96 per ounce, both effective July 1, 2008. Legislation to convert from an ad valorem to a weight-based tax also has been introduced in approximately eight other states since January 1, 2008.
     On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. The TTB now is considering written comments that were received prior to the March 26, 2007, deadline. Both the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane, which are classified and sold as “little cigars,” would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations, if adopted, on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. In addition, if little cigars are classified as cigarettes for federal excise purposes, it is possible that the states would take the position that MSA obligations also apply to these products.
     On July 8, 2008, the FTC issued a Notice “proposing to rescind its March 25, 1966 guidance that it is generally not a violation of the FTC Act to make factual statements of the tar and nicotine yields of cigarettes when statements of such yields are supported by testing conducted pursuant to the Cambridge Filter Method, also frequently referred to as ‘the FTC Test Method.’” The FTC commented: “If it withdraws this guidance, advertisers should not use terms such as ‘per FTC Method’ or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based test methods.” The FTC seeks public comments on its proposal by September 12, 2008. RJR Tobacco is evaluating whether to submit comments. RJR Tobacco is currently unable to assess whether the proposed action by the FTC, if implemented, would have a material effect on RAI’s results of operations, financial position or cash flows.
     In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of June 30, 2008, 34 states in addition to New York, as well as Washington, D.C., had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to voluntarily convert all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
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
     Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “—Tobacco Buyout Legislation and Related Litigation” in note 11 to condensed consolidated financial statements (unaudited).
     Other Contingencies and Guarantees
     For information relating to other contingencies and guarantees of RAI, RJR and RJR Tobacco, see “— Other Contingencies and Guarantees” in note 11 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products, including the possible regulation of tobacco products by the FDA and a possible increase in the federal excise tax on tobacco products;

•	the possibility of further restrictions or bans on the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in manufacturing and distribution operations, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products, including future market pricing of tobacco leaf, which could adversely impact inventory valuations;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The table below provides information about RAI’s financial instruments, as of June 30, 2008, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value[1]
Investments
Variable Rate	$1,578	—	—	$35	—	$116	$1,729	$1,729
Average Interest Rate	2.2%	—	—	2.7%	—	3.4%	2.3%	—
Debt
Fixed Rate	—	$200	$300	—	$450	$3,060	$4,010	$4,097

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value[1]
Average Interest Rate [2]	—	7.9%	6.5%	—	7.3%	7.3%	7.3%	—
Variable Rate	—	—	—	$400	—	—	$400	$386
Average Interest Rate [2]	—	—	—	3.7%	—	—	3.7%	—
Swaps Notional Amount [3]	—	—	—	—	$450	$1,150	$1,600	$100
Average Variable Interest Pay Rate[2]	—	—	—	—	4.4%	4.5%	4.5%	—
Average Fixed Interest Receive Rate[2]	—	—	—	—	7.3%	7.1%	7.1%	—

[1]	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

[2]	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

[3]	RAI has swapped $1.6 billion of fixed rate debt to variable rate debt.
     RAI’s exposure to foreign currency transactions was not material to its results of operations for the six months ended June 30, 2008, but may be in future periods in relation to activity associated with international operations of RAI’s subsidiaries. RAI currently has no hedges for its exposure to foreign currency. See “-Liquidity and Financial Condition” in Item 2 for additional information.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 11 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation” included in Part I, Item 2.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of the Credit Facility and the guarantees of the Credit Facility, interest rate swaps and Notes will not impair its payment of quarterly dividends.
     The following table summarizes RAI’s purchases of its common stock during the second quarter of 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased[1]	Share	Programs	Programs[2]
April 1, 2008 to April 30, 2008	13,681	$57.85	—	$350

May 1, 2008 to May 31, 2008	1,217,463	$54.72	1,209,043	$284

June 1, 2008 to June 30, 2008	1,000,062	$52.01	994,022	$232

Second Quarter Total	2,231,206	$53.52	2,203,065	$232

[1]	RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.

[2]	On April 29, 2008, the board of directors of RAI authorized the repurchase, on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock. Concurrent with this authorization, the board of directors rescinded the $30 million repurchase authorized on February 5, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of RAI was held on May 6, 2008, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of shareholders:
(a)	Votes regarding the re-election of one Class III director and three Class I directors were:

	For	Withheld
Class III
Lionel L. Nowell, III	244,152,716	3,442,347

Class I
Betsy S. Atkins	243,360,466	4,234,597
Nana Mensah	244,485,849	3,109,215

	For	Withheld
John J. Zillmer	243,418,038	4,177,025
(b)	Votes regarding ratification of appointment of KPMG LLP as independent auditors for 2008 were:

For	Against	Abstentions
245,853,398	667,576	1,074,087
(c)	Votes regarding shareholder proposal on human rights protocols were:

For	Against	Abstentions	Broker Non-Votes
24,913,360	184,487,844	14,292,886	23,900,972
(d)	Votes regarding shareholder proposal on endorsement of health care principles were:

For	Against	Abstentions	Broker Non-Votes
1,732,948	207,609,694	14,351,448	23,900,972
(e)	Votes regarding shareholder proposal on two cigarette approach to marketing were:

For	Against	Abstentions	Broker Non-Votes
698,230	208,812,962	14,182,899	23,900,971

     Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Share Repurchase Agreement, dated April 29, 2008, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated April 29, 2008).

10.2	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated April 29, 2008).

10.3	Letter Agreement, dated March 13, 2008, amending the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer

Date: August 4, 2008