Form 10-Q
period 2008-09-30
REYNOLDS AMERICAN INC
filed 2008-10-24
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,452,662 shares of common stock, par value $.0001 per share, as of October 10, 2008

PART I – Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net sales[1]	$2,156	$2,174	$6,330	$6,419
Net sales, related party	116	123	338	374

Net sales	2,272	2,297	6,668	6,793
Costs and expenses:
Cost of products sold[1,2,3]	1,229	1,250	3,698	3,768
Selling, general and administrative expenses	375	440	1,148	1,237
Amortization expense	5	5	16	17
Restructuring charge	91	—	91	—
Trademark impairment charge	173	—	173	—

Operating income	399	602	1,542	1,771
Interest and debt expense	68	81	208	257
Interest income	(16)	(33)	(51)	(94)
Gain on termination of joint venture	—	—	(328)	—
Other (income) expense, net	13	(7)	3	8

Income from continuing operations before income taxes and extraordinary item	334	561	1,710	1,600
Provision for income taxes	123	203	630	590

Income from continuing operations before extraordinary item	211	358	1,080	1,010
Extraordinary item – gain on acquisition	—	—	—	1

Net income	$211	$358	$1,080	$1,011

Basic income per share:
Income from continuing operations before extraordinary item	$0.72	$1.22	$3.68	$3.43
Extraordinary item	—	—	—	—

Net income	$0.72	$1.22	$3.68	$3.43

Diluted income per share:
Income from continuing operations before extraordinary item	$0.72	$1.21	$3.68	$3.43
Extraordinary item	—	—	—	—

Net income	$0.72	$1.21	$3.68	$3.43

Dividends declared per share	$0.85	$0.85	$2.55	$2.35

[1]	Excludes excise taxes of $492 million and $521 million for the three months ended September 30, 2008 and 2007, respectively, and $1,429 million and $1,544 million for the nine months ended September 30, 2008 and 2007, respectively.

[2]	Includes Master Settlement Agreement and other state settlement agreements, collectively referred to as the MSA, expense of $695 million and $720 million for the three months ended September 30, 2008 and 2007, respectively, and $2,079 million and $2,145 million for the nine months ended September 30, 2008 and 2007, respectively.

[3]	Includes federal tobacco quota buyout expenses of $59 million and $61 million for the three months ended September 30, 2008 and 2007, respectively, and $186 million and $203 million for the nine months ended September 30, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from (used in) operating activities:
Net income	$1,080	$1,011
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	106	106
Gain on termination of joint venture	(328)	—
Restructuring charge, net of cash payments	81	(11)
Trademark impairment charge	173	—
Deferred income tax expense	38	44
Loss on extinguishment of debt	—	19
Extraordinary item–gain on acquisition	—	(1)
Other changes, that provided (used) cash:
Accounts and other receivables	(48)	(18)
Inventories	124	102
Related party, net	(14)	(53)
Accounts payable	(49)	(56)
Accrued liabilities including income taxes and other working capital	(28)	363
Tobacco settlement accruals	(283)	27
Pension and postretirement	(56)	(323)
Litigation bonds, net	5	92
Other, net	27	(14)

Net cash flows from operating activities	828	1,288

Cash flows from (used in) investing activities:
Purchases of short-term investments	(56)	(3,663)
Proceeds from sale of short-term investments	208	4,154
Proceeds from settlement of long-term investments	6	—
Capital expenditures	(95)	(95)
Distributions from equity investees	27	9
Proceeds from termination of joint venture	164	—
Other, net	10	(4)

Net cash flows from investing activities	264	401

Cash flows from (used in) financing activities:
Dividends paid on common stock	(752)	(665)
Repayment of long-term debt	—	(329)
Proceeds from issuance of long-term debt	—	1,547
Repayment of term loan	—	(1,542)
Deferred debt issuance cost	—	(15)
Excess tax benefit from stock-based compensation	2	1
Proceeds from stock options exercised	1	—
Repurchase of common stock	(207)	(60)
Other, net	1	—

Net cash flows used in financing activities	(955)	(1,063)

Effect of exchange rate changes on cash and cash equivalents	(23)	—

Net change in cash and cash equivalents	114	626
Cash and cash equivalents at beginning of period	2,215	1,433

Cash and cash equivalents at end of period	$2,329	$2,059

Income taxes paid, net of refunds	$624	$106
Interest paid	$161	$205
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,329	$2,215
Short-term investments	52	377
Accounts receivable, net of allowance (2008 – $1; 2007 – $1)	79	73
Accounts receivable, related party	67	80
Notes receivable	33	1
Other receivables	63	25
Inventories	1,072	1,196
Deferred income taxes, net	852	845
Prepaid expenses and other	143	180

Total current assets	4,690	4,992
Property, plant and equipment, net of accumulated depreciation (2008 – $1,558; 2007 – $1,517)	1,053	1,073
Trademarks, net of accumulated amortization (2008 – $529; 2007 – $524)	3,229	3,407
Goodwill	8,174	8,174
Other intangibles, net of accumulated amortization (2008 – $84; 2007 – $73)	191	202
Other assets and deferred charges	1,081	781

	$18,418	$18,629

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$169	$218
Tobacco settlement accruals	2,159	2,449
Due to related party	2	7
Deferred revenue, related party	13	35
Current maturities of long-term debt	200	—
Other current liabilities	1,158	1,194

Total current liabilities	3,701	3,903
Long-term debt (less current maturities)	4,304	4,515
Deferred income taxes, net	1,220	1,184
Long-term retirement benefits (less current portion)	1,166	1,167
Other noncurrent liabilities	439	394
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2008 – 291,452,779; 2007 – 295,007,327)	—	—
Paid-in capital	8,459	8,653
Accumulated deficit	(541)	(873)
Accumulated other comprehensive loss (defined benefit pension and post- retirement plans: 2008 – $(293) and 2007 – $(306), net of tax)	(330)	(314)

Total shareholders’ equity	7,588	7,466

	$18,418	$18,629

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 12 and as otherwise noted.
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months Ended				For The Nine Months Ended
	September 30,				September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$9	$10	$1	$1	$27	$30	$4	$4
Interest cost	80	78	23	22	239	235	68	68
Expected return on plan assets	(113)	(109)	(7)	(6)	(338)	(327)	(20)	(20)
Amortization of prior service cost (credit)	5	—	4	(3)	14	1	12	(9)
Amortization of net loss (income)	1	11	(3)	6	4	32	(9)	17

Net periodic benefit (income) cost	(18)	(10)	18	20	(54)	(29)	55	60
Curtailments/special benefits[1]	7	—	—	—	7	—	—	—
Settlements	4	—	—	—	4	—	—	—

Total benefit (income) cost	$(7)	$(10)	$18	$20	$(43)	$(29)	$55	$60

[1]	See note 3 to condensed consolidated financial statements (unaudited) for more information on the special pension benefits related to a restructuring at RAI and RJR Tobacco.
Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $7 million to its pension plans in 2008. As of September 30, 2008, RAI expects to contribute $17 million to its pension plans in 2008, of which $10 million was contributed during the first nine months of 2008.
     Due to the adverse changes in the financial markets, RAI’s pension assets have been negatively impacted. Through September 30, 2008, the overall year-to-date rate of return on the investments for the pension assets was approximately negative 16.3%.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. RAI will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on RAI’s consolidated results of operations, financial position or cash flows. RAI is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations, financial position and cash flows.
     On October 10, 2008, the Financial Accounting Standards Board, referred to as FASB, issued FASB Staff Position, referred to as FSP, No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. RAI has adopted FSP FAS 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP FAS 157-3 had no impact on RAI’s consolidated results of operations, financial position or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for RAI as of January 1, 2009. RAI does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations, financial position or cash flows.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and is applied prospectively to intangible assets acquired after the effective date. RAI does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position, results of operations or cash flows.
Note 2—Intangible Assets
     The changes in the carrying amount of trademarks by segment during the nine months ended September 30, 2008, were as follows:

	RJR Tobacco		Conwood		All Other
	Indefinite	Finite	Indefinite	Finite	Indefinite
	Life	Life	Life	Life	Life	Consolidated
Balance as of January 1, 2008	$1,826	$41	$1,374	$11	$155	$3,407
Impairment included in operating income	(173)	—	—	—	—	(173)
Amortization expense	—	(5)	—	—	—	(5)

Balance as of September 30, 2008	$1,653	$36	$1,374	$11	$155	$3,229

     During the third quarter of 2008, RJR Tobacco made the decision to change its brand portfolio strategy and reclassified the KOOL brand from a growth brand to a support brand. RJR Tobacco recorded an impairment charge of $173 million during the third quarter of 2008 as a result of impairment testing conducted on the KOOL trademark triggered by this change in brand portfolio strategy. This charge was based on the excess of KOOL’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk. The impairment charge is reflected as a decrease in the carrying value of the KOOL trademark in the condensed consolidated balance sheet (unaudited) as of September 30, 2008, as a trademark impairment charge in the condensed consolidated statement of income (unaudited) for the three and nine months ended September 30, 2008, and had no impact on cash flows.
     The changes in the carrying amount of other intangibles by segment during the nine months ended September 30, 2008, were as follows:

	RJR Tobacco		All Other
	Indefinite		Indefinite
	Life	Finite Life	Life	Consolidated
Balance as of January 1, 2008	$55	$100	$47	$202
Amortization expense	—	(11)	—	(11)

Balance as of September 30, 2008	$55	$89	$47	$191

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Indefinite-lived intangibles include acquired trademarks and distribution rights and agreements. Finite-lived intangible assets as of September 30, 2008, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$62	$89
Technology-based	3	3	—

Total other intangibles	154	65	89
Trademarks	95	48	47

	$249	$113	$136

     As of September 30, 2008, the estimated remaining amortization associated with finite-lived intangible assets was expected to be expensed as follows:

Year	Amount
Remainder of 2008	$6
2009	22
2010	20
2011	20
2012	19
2013	18
Thereafter	31

$136

Note 3—Restructuring
     In the third quarter of 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations will result in the elimination of approximately 600 full-time jobs, expected to be substantially completed by December 31, 2009.
     Under existing benefit plans, $84 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $91 million. Of this charge, $81 million was recorded in the RJR Tobacco segment. None of the cash portion of the charge was paid as of September 30, 2008. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2008, $36 million was included in other current liabilities and $48 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2010.
     The component of the restructuring charge accrued and utilized was as follows:

Employee Severance
and Benefits
Original accrual	$91
Utilized in 2008	(7)

Balance as of September 30, 2008	$84

Note 4—Termination of Joint Venture
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
     The joint venture agreement provided that upon a termination of the joint venture, the value of all the trademarks each joint venture member or its affiliate licensed to the joint venture, other than NATURAL AMERICAN SPIRIT, would be calculated and that the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks. On February 20, 2008, following the parties’ negotiations regarding the trademarks’ values, RJRTCV and Gallaher Limited, an affiliate of Gallaher, entered into a valuation payment settlement agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265 million, or approximately $388 million using a February 20, 2008, exchange rate of 1.4625. Of this amount, euros 106 million, or 40%, was paid in April 2008, and the remaining 60% is to be paid in six equal annual installments commencing April 2009. Of this receivable, $32 million, including imputed interest, and $161 million are included in notes receivable and other assets and deferred charges, respectively, in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2008. Related to the gain on termination of the joint venture of $328 million, approximately $118 million of deferred tax was recorded and included in deferred income taxes, net in the noncurrent liability section of the condensed consolidated balance sheet (unaudited) as of September 30, 2008.
     In the first quarter of 2008, an indirect subsidiary of RJR Tobacco sold the AUSTIN trademark, a brand formerly sold through the joint venture, resulting in a gain of $6 million. GPI continues to sell NATURAL AMERICAN SPIRIT to the primary markets of the former joint venture in addition to other international markets.
Note 5—Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income from continuing operations before extraordinary item	$211	$358	$1,080	$1,010
Extraordinary item — gain on acquisition	—	—	—	1

Net income	$211	$358	$1,080	$1,011

Basic weighted average shares, in thousands[1]	291,425	294,169	293,083	294,454
Effect of dilutive potential shares:
Options	190	243	209	249
Restricted stock	428	294	427	226

Diluted weighted average shares, in thousands	292,043	294,706	293,719	294,929

[1]	Outstanding contingently issuable restricted stock of 0.9 million shares and 0.8 million shares for the three-month periods, and 1.0 million shares and 0.8 million shares for the nine-month periods, ended September 30, 2008 and 2007, respectively, were excluded from the basic share calculation, as the related vesting provisions had not been met.
Note 6—Fair Value Measurement
     On January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” as clarified by FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” for financial assets and financial liabilities. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Financial assets carried at fair value as of September 30, 2008, were as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$2,023	$—	$52	$2,075
Auction rate notes	—	—	108	108
Mortgage-backed securities	—	—	27	27
Assets held in grantor trusts	16	—	—	16
Interest rate swaps	—	106	—	106

Total assets at fair value	$2,039	$106	$187	$2,332

     The fair value for the interest rate swaps, classified as a Level 2, was derived using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.
     The fair value for the money market funds, classified as a Level 3, were based upon expected future cash flows from accumulated cash in the fund and future maturities of the remaining held securities. During September 2008, the managers of the Reserve Fund-Primary Fund and Reserve Fund-International Liquidity Fund, both AAA-rated money market funds, quit accepting purchases into the funds and did not honor redemption requests that would cause the fund to liquidate outstanding holdings into a volatile market at a loss. At September 30, 2008, there still had not been any purchases into or redemptions out of these money market funds. In addition, no valuations had been issued by either fund. RAI was unable to identify a similar fund that carried identical holdings. As a result, the observable transactions or pricing were not current. The funds did issue a detailed listing of the securities that were held and not matured, as well as their face value and maturity date. This observable data, along with unobservable factors such as discount rate, and assumptions about fund liquidation of accumulated cash and the collectability of the outstanding underlying securities were used to determine the fair value of the funds as of September 30, 2008.
     The fair values for the auction securities, whose risk is tied to longer term debt or capital issued by a diverse range of corporations, including but not limited to, manufacturing, financial and insurance sectors, classified as a Level 3, were based upon calculating the weighted average present value of future cash payments, given the probability of certain events occurring within the market. Although RAI considers the market for auction rate notes to be inactive, the models utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the models included default probability assumptions, recovery potential and how these factors changed as collateral ratings migrated from one level to another.
     The fair values for the mortgage-backed securities, classified as a Level 3, were based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability. These mortgage-backed securities have not had any market activity throughout 2008, and therefore, RAI has deemed the market for these securities to be inactive. However, the underlying collateral continues to perform favorably, and the security continues to pay interest on time and within terms.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The changes in the Level 3 investments as of September 30, 2008, were as follows:

	Money Market Funds			Auction Rate Notes			Mortgage-Backed Securities
		Gross			Gross			Gross
		Realized	Estimated		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2008	$—	$—	$—	$145	$(18)	$127	$45	$(1)	$44
Transfers into Level 3	54	—	54	—	—	—	—	—	—
Unrealized losses	—	—	—	—	(19)	(19)	—	(11)	(11)
Realized losses	—	(2)	(2)	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(6)	—	(6)

Balance as of September 30, 2008	$54	$(2)	$52	$145	$(37)	$108	$39	$(12)	$27

Note 7—Investments
     Short-term investments classified as available-for-sale were as follows:

	September 30, 2008			December 31, 2007
		Gross			Gross
		Realized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Reserve Fund — Primary Fund	$37	$(1)	$36	$—	$—	$—
Reserve Fund — International Liquidity Fund	17	(1)	16	—	—	—
Federal agency securities and treasury bills and notes	—	—	—	206	—	206
Auction rate notes	—	—	—	145	(18)	127
Mortgage-backed securities	—	—	—	45	(1)	44

	$54	$(2)	$52	$396	$(19)	$377

     During the third quarter of 2008, the Reserve Funds, which are money market funds, were reclassified to short-term investments from cash equivalents due to the liquidity restrictions issued by the fund managers preventing immediate withdrawals. The Primary Fund is made up of investments in securities that primarily include bank notes, certificates of deposit, commercial paper and floating-rate discount notes. The International Liquidity Fund consists of investments in securities that include bank notes, certificates of deposit, commercial paper and floating-rate discount notes. Included in both the Primary Fund and the International Liquidity Fund were investments in Lehman Brothers Holdings Inc., referred to as Lehman. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code. The value of RAI’s pro rata share of indirect holdings in the Lehman investments has been impaired and recognized as a loss in other (income) expense, net in the condensed consolidated statement of income (unaudited) for the three- and nine-month periods ended September 30, 2008.
     No additional impairment was recorded on the Reserve Funds beyond the Lehman impairment as the Reserve Funds will distribute cash as assets mature or are sold. In addition, RAI has the intent and the ability to hold the investments in the Reserve Funds until maturity and, at this time, the Reserve Funds expect maturity at stated face value.
     The investments in federal agency securities and treasury bills and notes were liquidated during the second quarter of 2008 to meet working capital needs.
     Auction rate notes are instruments with long-term contractual maturities, but have historically been highly liquid. Historically, they have repriced at intervals ranging from 7 to 49 days, and therefore, the fair values have approximated carrying values. However, during 2007, adverse changes in the financial markets caused certain auction rate notes to revalue lower than their carrying value and become less liquid. The auction rate notes were reclassified to a long-term investment during the second quarter of 2008 as RAI believes a successful auction is not likely to occur within the next year. The auction rate notes were included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2008. The funds associated with the auction rate notes will not be accessible until a successful auction occurs or a buyer is found.
     The mortgage-backed securities were reclassified to a long-term investment as of March 31, 2008, as a result of a restructuring with the original issuer. These securities were included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2008. This restructured investment extends the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
life of the security, but is supported by the same underlying collateral that carries the same economic risks. As of September 30, 2008, RAI received $6 million in principal payments on these mortgage-backed securities.
     RAI intends, and has the ability, to hold the auction rate notes and mortgage-backed securities for a period of time sufficient to allow for the anticipated recovery in fair value. These investments will be evaluated on a quarterly basis.
     Long-term investments classified as available-for-sale were as follows:

	September 30, 2008
		Gross
		Unrealized	Estimated
	Cost	Loss	Fair Value
Auction rate notes	$145	$(37)	$108
Mortgage-backed securities	39	(12)	27

	$184	$(49)	$135

     There were no long-term investments classified as available-for-sale at December 31, 2007.
     RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. RAI considers the auction rate notes and mortgage-backed securities to be temporarily impaired as of September 30, 2008, with the unrealized loss included in accumulated other comprehensive loss in the condensed consolidated balance sheet (unaudited) as of September 30, 2008. Such unrealized loss did not reduce net income for the three- or nine-month periods ended September 30, 2008.
Note 8—Inventories
     The major components of inventories were as follows:

	September 30,	December 31,
	2008	2007
Leaf tobacco	$841	$967
Other raw materials	51	45
Work in process	55	48
Finished products	172	163
Other	33	24

Total	1,152	1,247
Less LIFO allowance	80	51

	$1,072	$1,196

     RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2008, as interim periods represent an estimate of the expected annual valuation.
Note 9—Income Taxes
     The provision for income taxes in the third quarter of 2008 was $123 million, or an effective rate of 36.8%, compared with $203 million, or an effective rate of 36.2%, in the third quarter of 2007. The provision for income taxes for the first nine months of 2008 was $630 million, or an effective rate of 36.8%, compared with $590 million, or an effective rate of 36.9%, in the first nine months of 2007. The effective rate for the first nine months of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act enacted on October 22, 2004.
     The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $164 million and $172 million at September 30, 2008, and December 31, 2007, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at September 30, 2008, and December 31, 2007, was $50 million and $49 million, respectively. The gross amount of penalties of $12 million was accrued at each of September 30, 2008, and December 31, 2007.
     The gross increases in unrecognized tax benefits related to tax positions were $13 million for the nine months ended September 30, 2008. Included in this amount were $10 million attributable to current year tax positions and $3 million attributable to prior-year tax positions.
     The gross decreases in unrecognized tax benefits were $22 million for the nine months ended September 30, 2008. Included in this amount were $3 million attributable to prior-year tax positions, $14 million attributable to settlements with taxing authorities and $5 million attributable to statute of limitation expirations.
     As of September 30, 2008, $60 million of unrecognized tax benefits and $43 million of interest and penalties, if recognized, would affect the effective tax rate.
     Included in the provision for income taxes for the three months and nine months ended September 30, 2008, was $2 million and $11 million of additional tax expense including $1 million and $3 million of interest expense, net of federal benefit, and penalties associated with unrecognized tax benefits, respectively. Comparable amounts for the three months and nine months ended September 30, 2007, were $4 million and $12 million of additional tax expense, including $1 million and $5 million of interest expense, net of federal benefit, and penalties, respectively.
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
     The IRS completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006, and a formal settlement agreement was signed during the first quarter of 2008. Overpayments from prior year audits exceed the settlement agreement amount, and a refund of $2 million was received in April 2008. Amended state returns will be prepared in 2008 to reflect these federal adjustments. The additional state income tax associated with these returns is reflected in the accruals for unrecognized income tax benefits.
     RAI has filed a federal consolidated income tax return for the years 2004 through 2007. The statute of limitations remains open for the years 2005 through 2007. There are no IRS examinations scheduled at this time for these open years.
     In December 2007, North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million: $21 million related to tax, $8 million related to interest and $8 million related to penalties. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with North Carolina to resolve issues identified and assessed for years 2000 through 2002. A complete resolution is not anticipated within the next 12 months. However, in the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense of up to $13 million, inclusive of tax, interest, net of federal benefit, and penalties.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months. Excluding the impact of North Carolina’s assessment for years 2000 through 2002, RAI does not expect the change to have a significant impact on its consolidated results of operations, financial position or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10—Borrowing Arrangements
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
     On October 5, 2008, Lehman Commercial Paper Inc., a lender in the Credit Facility and referred to as LCPI, filed for protection under Chapter 11 of the federal Bankruptcy Code. RAI has never borrowed under the Credit Facility, but given LCPI’s bankruptcy filing, there can be no assurance that LCPI would loan to RAI LCPI’s pro rata share of any borrowing requests made by RAI. Subject to the terms and conditions in the Credit Facility, RAI has the right to replace a lender in certain circumstances, including upon a lender defaulting in its obligation to make loans. If any lender were to default in its obligation to make loans, there can be no assurance as to when or whether RAI could find an acceptable replacement lender. LCPI’s commitment under the Credit Facility is $52 million.
     Certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, have guaranteed RAI’s obligations under the Credit Facility and under RAI’s outstanding senior notes, referred to as the Notes. Until the credit ratings actions described below, RAI had pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the Credit Facility, and the Guarantors had pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the Credit Facility. Until such credit ratings actions, the Notes and related guarantees had been secured by any Principal Property, as such term is defined in the indenture governing the Notes, of RAI and certain of the Guarantors, and the stock, indebtedness or other obligations of RJR Tobacco.
     On May 2, 2008, S&P raised its corporate credit rating for RAI from BB+, a non-investment grade rating, and a positive outlook, to BBB-, an investment grade rating, and a stable outlook. On June 20, 2008, Moody’s, consistent with its notching practices for an investment grade issuer, withdrew its corporate credit rating of Ba1, a non-investment grade rating, for RAI, and upgraded the Notes from Ba1 to Baa3, an investment grade rating. Moody’s also revised its outlook for RAI from positive to stable.
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
Note 11—Financial Instruments
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Swaps existed on $1.6 billion principal amount of debt as of September 30, 2008. Including the impact of swaps, the average interest rate on the principal amount of RAI’s consolidated $4.4 billion long-term debt was 5.87% as of September 30, 2008.
     The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of September 30, 2008, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gains on the hedges resulting from the change in the hedges’ fair value were $106 million and $119 million at September 30, 2008, and December 31, 2007, respectively, included in other assets and deferred charges in the condensed consolidated balance sheets (unaudited) and were equal to the increase in the fair value of the hedged long-term debt.
     Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities. No swaps were in a liability position as of September 30, 2008.
Note 12—Commitments and Contingencies
Tobacco Litigation — General
Introduction
     Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI and RJR, or indemnitees, including B&W. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by the Conwood companies. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by the Conwood companies are discussed separately under the heading “— Smokeless Tobacco Litigation” below.
     In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first nine months of 2008 and $2 million during the first nine months of 2007, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of September 30, 2008. RJR has liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims not related to smoking and health asserted by Japan Tobacco, Inc., referred to as JTI, against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies” below.
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
          Likewise, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust cases currently pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws than other cases pending against RJR Tobacco and its affiliates and indemnitees.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
particular defendant. Accordingly, any future MSA enforcement action will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior MSA enforcement cases.
          The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of September 30, 2008.
Cautionary Statement
          Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular pending case concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.
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
Litigation Affecting the Cigarette Industry
Overview
          Introduction.  In connection with the B&W business combination, RJR Tobacco agreed to indemnify B&W and its affiliates against, among other things, certain litigation liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. Accordingly, the cases discussed below include cases brought solely against RJR Tobacco and its affiliates, including RAI and RJR; cases brought against both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the B&W business combination.
          During the third quarter of 2008, 24 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2008, there were 3,207 cases, including 686 individual smoker cases pending in West Virginia state court as a consolidated action and 2,310 Engle Progeny Cases, involving 8,827 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,283 total cases on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2007, and 1,419 total cases on September 30, 2006, pending in the United States against RJR Tobacco or its affiliates or indemnitees.
          As of October 10, 2008, 922 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 917 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 917 total U.S. cases, 25 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,620 Broin II or the 2,310 Engle Progeny Cases, as discussed below, pending as of October 10, 2008. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of October 10, 2008, exclusive of the Broin II and Engle Progeny Cases:

Number of
State	U.S. Cases
West Virginia	692 *
Maryland	38
New York	24
Florida	24
Missouri	20
Louisiana	17
Mississippi	14
California	11
Illinois	7
Connecticut	4
Ohio	4
Pennsylvania	4
Kentucky	4
District of Columbia	3
Georgia	3
Delaware	2
Washington	2
Alabama	2
Kansas	2
Maine	2
Minnesota	2
New Mexico	2
North Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
Arizona	1
Michigan	1
New Jersey	1
Oregon	1
South Carolina	1
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1

Total	917 **

*	687 of the 692 cases are pending as a consolidated action In re: Tobacco Litigation Personal Injury Cases, Circuit Court, Ohio County, West Virginia, consolidated January 11, 2000. On February 11, 2008, the trial court stayed the trial of the initial phase indefinitely pending the U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class action filed in August 2005 in the United States District Court for the District of Maine against Philip Morris USA and its parent company, Altria Group, Inc. On February 25, 2008, the U.S. Supreme Court denied the defendants’ petition for certiorari asking the Court to review the trial plan for the West Virginia cases. Oral argument in Good v. Altria Group, Inc. occurred in the U.S. Supreme Court on October 6, 2008. A decision is pending.

**	Of the 917 pending U.S. cases, 30 are pending in federal court, 886 in state court and 1 in tribal court.
          The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of October 10, 2008, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of July 11, 2008, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 4, 2008, and a cross-reference to the discussion of each case type.

		Change in Number
	RJR Tobacco’s	of Cases Since
	Case Numbers as of	July 11, 2008
Case Type	October 10, 2008	Increase/(Decrease)	Page Reference
Individual Smoking and Health	825	8	29
Engle Progeny (Number of Plaintiffs)*	2,310 (8,825)	67	30
Broin II	2,620	(1)	31
Class-Action	15	(1)	31
Health-Care Cost Recovery	4	No Change	36
MSA-Enforcement and Validity	60	No Change	40
Antitrust	2	No Change	42
Other Litigation	11	1	43

*	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.
          Four pending cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.
          In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of October 10, 2008, RJR Tobacco had been served in 2,310 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,825 plaintiffs. The number of cases likely will change due to individual plaintiffs being severed from multi-plaintiff cases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeals upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. The defendants have filed an emergency application for writ of mandamus or supervisory writ with the Louisiana Court of Appeals.
          In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides have appealed to the U.S. Court of Appeals for the District of Columbia, and the trial court’s order has been stayed pending the appeal. Oral argument occurred on October 14, 2008. A decision is pending.
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
          For a detailed description of these cases, see “— Class-Action Suits — Engle Case,” “— Class-Action Suits – Medical Monitoring and Smoking Cessation Cases,” “— Health-Care Cost Recovery Cases — Department of Justice Case” and “— Class-Action Suits — ‘Lights’ Cases” below.
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
          Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. The following table lists the trial schedule, as of October 10, 2008, for RJR Tobacco or its affiliates and indemnitees through September 30, 2009.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

October 6, 2008 [ONGOING]	Vermont v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Superior Court Chittenden County
	[MSA Enforcement (Eclipse)]		(Burlington, VT)

November 24, 2008	Hess v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

December 1, 2008	Sherman v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

December 17, 2008	Williams v. Brown & Williamson	RJR Tobacco, B&W	Circuit Court
	[Individual]		City of St. Louis
(St. Louis, MO)

January 5, 2009	Hargroves v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Hillsborough County
(Miami, FL)

January 5, 2009	Brown v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

January 5, 2009	Cohen v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

January 5, 2009	Stephens v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

January 19, 2009	Levine v. R.J. Reynolds Tobacco Co.	RJR Tobacco, B&W	Circuit Court
	[Individual]		Palm Beach County
(West Palm Beach, FL)

February 2, 2009	Tate v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

February 2, 2009	Cohen v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

February 2, 2009	Goldthorpe v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

March 9, 2009	Gelep v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Pinellas County
(St. Petersburg, FL)

April 27, 2009	Abbott v. Philip Morris USA Inc.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Barbanell v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Bronstein v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Cohen v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Dawson v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Kaplan v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Lapidus-Carlson v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

April 27, 2009	Lopez v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Marrazzo v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Morrissette-Stege v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Palmieri v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Rohr v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Salvino v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Tucci v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

April 27, 2009	Walsh v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)

June 29, 2009	Digati v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

June 29, 2009	Greene v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

June 29, 2009	Grossman v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County
(Ft. Lauderdale, FL)

June 29, 2009	Naugle v. R.J. Reynolds Tobacco Co.	RJR Tobacco	Circuit Court
	[Engle Progeny]		Broward County
(Ft. Lauderdale, FL)

June 29, 2009	Samuels v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)

July 13, 2009	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco; B&W	Circuit Court Jackson County
(Independence, MO)

August 3, 2009	Woods v. R.J. Reynolds Tobacco Co.	RJR Tobacco; B&W	U.S. District Court
	[Individual]		Southern District
(Jackson, MS)

August 5, 2009	Coley v. 3M Company	RJR Tobacco	Superior Court
	[Other]		New Castle County
(Wilmington, DE)

          Trial Results.  From January 1, 1999 through October 10, 2008, 54 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 37 cases, including four mistrials, tried in Florida (11), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
          Additionally, from January 1, 1999 through October 10, 2008, verdicts were returned in 22 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants. Verdicts were returned in favor of the defendants in 13 cases — five in Florida, three in California, and one in each of New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in nine cases — four in California, two in each of Florida and Oregon and one in Illinois.
          No cases were tried in the first nine months of 2008 in which RJR Tobacco was a defendant.
          The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried and remain pending as of October 10, 2008, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006, affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of class-wide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. In the third quarter of 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari and petition for rehearing. As a result, on February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the damages verdicts mentioned above, which was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000. On May 14, 2008, the trial court granted the parties’

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

motion to sever moving plaintiffs’ claims. Plaintiffs Raymond Lacey, Michael Matyi and Loren Lowery have filed new cases. Plaintiff Howard Engle filed a stipulation for dismissal with prejudice, which the court ordered on July 2, 2008. On July 2, 2008, plaintiff Marilyn Calhoun filed a motion for relief from judgment.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case. The court granted the plaintiff’s motion for entry of judgment on August 14, 2008. Pursuant to that verdict, the plaintiff will recover the sum of $24.8 million plus interest at the yearly statutory rates from July 11, 2002. On August 25, 2008, the defendants filed a motion for reconsideration of, or in the alternative, to alter or amend the order on the plaintiffs’ motion for entry of judgment. A hearing occurred on October 21, 2008. A decision is pending.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

			million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal on July 3, 2007. Briefing is complete. Oral argument has not been scheduled. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeals limited the size of the class, and rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On July 21, 2008, the trial court entered an amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million, together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs. On August 27, 2008, the court denied the defendants’ request for permission to pursue an appeal. On September 9, 2008, the defendants filed an emergency application for writ of mandamus or supervisory writ with request for stay and expedited consideration. The same day, the Louisiana Court of Appeals stayed all proceedings pending further order of the court.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals affirmed the compensatory damages award but ordered a new trial on punitive damages. The Missouri Supreme Court accepted transfer of the case from the court of appeals, but on July 31, 2008, retransferred the case to the Missouri Court of Appeals.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the New York Supreme Court, Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. Oral argument is scheduled for November 18, 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. Oral argument occurred on October 14, 2008. A decision is pending.

May 2, 2007	Whiteley v. R.J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	On September 5, 2007, the court denied RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its notice of appeal on October 3, 2007. Briefing is underway. On May 5, 2008, the court issued an order approving deposit in lieu of appellate bond. RJR Tobacco purchased and deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal.
Individual Smoking and Health Cases
          As of October 10, 2008, 825 individual cases, including 687 individual smoker cases in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II or Engle Progeny Cases discussed below. A total of 822 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
          Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2008, to September 30, 2008, or remained on appeal as of September 30, 2008.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Eastern District of the Superior Court for further review. Briefing is underway.
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
     After all post-trial motions, and appeals there from, were denied, judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages, the original jury award reduced by 50%, and $5 million in punitive damages, the amount to which the plaintiff stipulated. On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Briefing is complete. Oral argument has not been scheduled. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals, and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. The Missouri Supreme Court agreed to accept transfer of the case from the court of appeals, and on July 31, 2008, retransferred the case to the Missouri Court of Appeals.
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. Oral argument is scheduled for November 18, 2008.
Engle Progeny Cases

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of October 10, 2008, RJR Tobacco had been served in 2,310 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,825 plaintiffs. The number of cases likely will change due to individual plaintiffs being severed from multi-plaintiff cases. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.
Broin II Cases
     As of October 10, 2008, there were 2,620 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
     On October 5, 2000, the Broin court entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to ETS in airplane cabins, that is, specific causation. Below is a description of the only Broin II case against RJR Tobacco and B&W that went to trial or was decided during the period from July 1, 2008 to September 30, 2008, or remained on appeal as of September 30, 2008.
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
Class-Action Suits
     Overview.  As of October 10, 2008, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York and West Virginia. All pending class-action cases are discussed below.
     The pending class-actions against RJR Tobacco or its affiliates or indemnitees include seven cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri and New York.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On August 27, 2008, the court denied the defendants’ request for permission to pursue an appeal. On September 9, 2008, the defendants filed an emergency application for writ of mandamus or supervisory writ with request for stay and expedited consideration. The same day, the Louisiana Court of Appeals stayed all proceedings pending further orders of the court.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of October 10, 2008, 2,310 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,825 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.
     On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On October 1, 2007, the defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, the verdicts in favor of Mary Farnan and Angie Della Vecchia, mentioned above, became final. On February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the compensatory damages verdicts mentioned above, which amount was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000. A final computation of interest due on those judgments will be determined by the trial court in 2008. On May 14, 2008, the court entered an order granting the motion for discharge and return of compensatory damages supersedeas bond. During the second quarter of 2008, RJR Tobacco received the cash collateral of $3.8 million that it posted for the compensatory damages bond. Also on May 14, 2008, plaintiffs Mary Farnan and Ralph Della Vecchia, as representative of the estate of Angie Della Vecchia, filed satisfactions of judgment and waived all claims for punitive damages and acknowledged full payment in satisfaction of the November 7, 2000, amended final judgment. The same day, the court granted the parties’ joint motion to sever moving plaintiffs’ claims. Plaintiffs Raymond Lacey, Michael Matyi and Loren Lowery have filed new cases. Plaintiff Howard Engle filed a stipulation for dismissal with prejudice, which the court ordered on July 2, 2008. On July 2, 2008, plaintiff Marilyn Calhoun filed a motion for relief from judgment.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida, was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiffs filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court has completed its review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case. The court granted the plaintiffs’ motion for entry of judgment on August 14, 2008. Pursuant to the verdict rendered, the plaintiff, Robin Lukacs, as personal representative of the estate of John and Yolanda Lukacs, will recover the sum of $24,835,000 and interest applicable at the yearly statutory rates from June 11, 2002. On August 25, 2008, the defendants filed a motion for reconsideration of, or in the alternative, to alter or amend the order on the plaintiffs’ motion for entry of judgment. A hearing on the motion occurred on October 21, 2008. A decision is pending. On October 17, 2008, the plaintiff withdrew her request for punitive damages.
     California Business and Professions Code Cases.   On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. Supplemental briefing is complete. A decision is pending.
     “Lights” Cases.  As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2) and New York (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class action pending against Altria and Philip Morris USA.
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
     Finally, Rios v. R. J. Reynolds Tobacco Co., a case filed in February 2002 in Circuit Court, Palm Beach County, Florida, is dormant pending plaintiffs’ counsel’s attempt to appeal the Florida Fourth District Court of Appeal’s decertification in Hines v. Philip Morris, Inc., a “lights” class-action case filed in February 2001 in Circuit Court, Palm Beach County, Florida against Phillip Morris only. On January 14, 2008, the Florida Supreme Court refused to hear plaintiff’s appeal in Hines v. Philip Morris, Inc. The plaintiffs in Rios brought the action against RJR Tobacco and RJR. On February 19, 2008, the court dismissed the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Broin Settlement.  RJR Tobacco, B&W and other cigarette manufacturer defendants settled Broin v. Philip Morris, Inc. in October 1997. This case had been brought in Florida state court on behalf of flight attendants alleged to have suffered from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in airplane cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases, discussed above, arose out of the settlement of this case.
Health-Care Cost Recovery Cases

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.
     As of October 10, 2008, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the Master Settlement Agreement discussion.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA, including the settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and related information for 2006 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2012 and
	2006	2007	2008	2009	2010	2011	thereafter
First Four States’ Settlements: [1]
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments [1]	7,004	7,004	8,004	8,004	8,004	8,004	8,004
Base Foundation Funding	25	25	25	—	—	—	—
Growers’ Trust [2]	500	500	500	295	295	—	—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

							2012 and
	2006	2007	2008	2009	2010	2011	thereafter
Offset by federal tobacco buyout [2]	(500)	(500)	(500)	(295)	(295)	—	—

Total	$8,389	$8,389	$9,389	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,611	$2,821		—		—		—		—		—
Settlement cash payments	$2,631	$2,616		—		—		—		—		—
Projected settlement expenses	—	—	$	>2,700	$	>2,600	$	>2,600	$	>2,500	$	>2,500
Projected settlement cash payments	—	—	$	>2,800	$	>2,700	$	>2,600	$	>2,500	$	>2,500

1	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

2	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part on March 16, 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 17, 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States. Oral argument occurred on October 14, 2008. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Native American Tribe Cases. As of October 10, 2008, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of October 10, 2008, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for January 11, 2010. On July 11, 2008, certain defendants, including RJR Tobacco and B&W, filed a motion for summary judgment based on the plaintiffs’ lack of proof linking the defendants’ allegedly wrongful conduct with the claimed damages.
     Other Cases. On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for the health care services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002 to the present, for which treatment the defendants allegedly were “required or responsible...to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim and lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2).
MSA-Enforcement and Validity
     As of October 10, 2008, there were 60 cases concerning the enforcement, validity or interpretation of the MSA in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the MSA.
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III (r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. Trial in this action began October 6, 2008, and is estimated to last four to six weeks.
     On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments cigarettes manufactured by B&W under

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. This matter is currently in the discovery phase.
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
     In December, 2007, the states of California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington sued RJR Tobacco in their respective state courts under the MSA consent decree claiming, among other things, that a Rolling Stone magazine editorial section and an adjacent Camel Farm advertisement included cartoon images prohibited under the MSA. The states are seeking monetary sanctions, injunctive relief and attorney’s fees and costs. A hearing on the State of Ohio’s claims occurred on January 17, 2008 and February 8, 2008. The judge issued his opinion on July 30, 2008, and found that while RJR Tobacco did not violate the cartoon ban in the consent decree in its own Rolling Stone advertisement, RJR Tobacco did violate the consent decree through its indirect use of cartoon images found in the Rolling Stone editorial. No monetary sanctions or other penalties were awarded to the State. The State’s attorneys’ fees and costs will be determined at a later hearing date. RJR Tobacco has filed a notice of appeal. After a similar hearing in Washington in May 2008, the court ruled in favor of RJR Tobacco and held that the company had not violated the ban on “cartoons.” Activity continues in the remaining states. In Stewart v. RJR Tobacco, two artists groups filed a class-action lawsuit on December 17, 2007, in California state court against RJR Tobacco and Rolling Stone’s publisher, Wenner Media, claiming their mention in the editorial section violated their right of publicity. The plaintiffs seek to recover actual damages in the amount of $750 per violation, per plaintiff and per each class member and punitive damages in an unspecified amount.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of October 10, 2008, all 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 42 states, the orders compelling arbitration are final and/or non-appealable.
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
     NPM Adjustment Claim for 2006. During 2008, proceedings were initiated with respect to an NPM Adjustment for 2006. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2006. On April 29, 2008, RJR Tobacco and other PMs initiated the “significant factor” proceeding called for under the MSA with respect to the 2006 NPM Adjustment. On October 6, 2008, RJR Tobacco filed its initial briefs and expert reports in connection with the significant factor proceeding.
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of October 10, 2008, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     A preliminary hearing was commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor had sufficient evidence supporting the criminal charges to justify a trial of the defendants that had been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and discharging the other six accused. JTI-MC and Mr. Lang separately filed papers seeking an order quashing the order committing them to stand trial, and the government filed papers seeking an order quashing the order discharging six of the accused. On December 19, 2007, JTI-MC abandoned its effort to have the order committing it to trial quashed. On February 19, 2008, the Superior Court of Justice in Ontario denied Mr. Lang’s request to quash the order committing him to trial. The court granted the government’s request to quash the order discharging six individuals and remanded the matter to the preliminary hearing judge for reconsideration. No appeals were taken from that decision.
     On July 31, 2007, each of the accused companies, including RJR-TI, RJR-PR and Northern Brands, and each of the remaining seven accused individuals were given notice that the Canadian prosecutor had requested the Attorney General of Ontario to consent to the issuance of preferred indictments against each of them. RJR-TI, RJR-PR and Northern Brands as well as the other accused filed written submissions with the Attorney General opposing the issuance of the indictments against them. On October 31, 2007, the office of the Attorney General of Ontario confirmed that the prosecutor’s request for preferred indictments against RJR-TI, RJR-PR and Northern Brands had been denied at that point in time.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 19, 2007, the court ordered that the case be scheduled for trial no later than December 31, 2008, subject to further order of the court.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to July 21, 2009. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, $4.3 billion Canadian; Ontario, $1.5 billion Canadian; New Brunswick, $1.5 billion Canadian; Quebec, $1.4 billion Canadian; British Columbia, $450 million Canadian; Nova Scotia, $326 million Canadian; Prince Edward Island, $75 million Canadian and Manitoba, $23 million Canadian. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003. Discussions regarding possible agreed-upon procedures for adjudicating and appellate review of the claims and defenses asserted in the CCAA Proceedings are taking place. Without waiving any of their rights and defenses, RJR and certain of its subsidiaries, including RJR Tobacco, may participate in those proceedings, if procedures are agreed upon, approved by the court and implemented.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

On December 14, 2007, the European Community and 26 of its member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. Indemnification to JTI was $10 million in the first nine months of 2008 and $6 million in the first nine months of 2007. In addition, RJR has liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies” below.
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
     RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. No ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint.
     On May 23, 2001, and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages, including a reasonable royalty, to compensate for the infringement; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005.
     On January 19, 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument occurred on March 7, 2008, and the judges asked for a letter brief concerning the inequitable conduct issue addressing circumstances regarding intent to deceive and circumstances surrounding the transfer of files during Star’s patent procurement activities. On July 9, 2007, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending Star’s lawsuit. By agreement of the parties, the trial court deferred that motion pending the appeal. On August 25, 2008, the Federal Circuit issued a decision reversing the district court’s holdings that Star’s patents are unenforceable due to inequitable conduct and invalid for indefiniteness, and remanded the case to the district court for further proceedings on the issues of validity and infringement. On September 2, 2008, Star filed a motion for re-assignment of the case on remand to a new trial judge. On September 5, 2008, the Federal Circuit denied that motion. The Federal Circuit denied RJR Tobacco’s combined petition for panel rehearing and rehearing en banc on October 22, 2008.
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
Smokeless Tobacco Litigation
     As of October 10, 2008, Conwood Company, LLC was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the Court’s December 3, 2001 order, the smokeless tobacco claims and the defendants remain severed.
     Pursuant to a second amended complaint filed in September 2006, Conwood Company, LLC is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff in this case alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by the Conwood companies. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway.
Tobacco Buyout Legislation and Related Litigation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $260 million.
     RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.8 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial position and results of operations.
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
     On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court issued an Order and Opinion granting summary judgment in favor of Maryland and Pennsylvania and denying summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On January 14, 2008, RJR Tobacco and the other tobacco manufacturer/settlors filed a petition seeking direct discretionary review by the North Carolina Supreme Court. On February 25, 2008, the North Carolina Supreme Court denied the petition. On March 17, 2008, RJR Tobacco and the other tobacco manufacturer/settlors filed their opening brief before the North Carolina Court of Appeals. Maryland and Pennsylvania filed a response brief on March 21, 2008. RJR Tobacco and the other tobacco manufactuer/settlors filed a reply brief on June 9, 2008. On August 20, 2008, oral argument was held before the North Carolina Court of Appeals. The case is now pending decision.
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On March 13, 2008, the court denied this motion. On November 19, 2007, the plaintiff

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
filed a motion for class certification, which the court granted on September 29, 2008. Court ordered mediation occurred on July 10, 2008, but no resolution of the case was reached at that time. On May 29, 2008, the defendants filed a motion for judgment on the pleadings, which asked the court to dismiss the claims asserted by class members who voluntarily transferred their 401(k) investments from the NGH and Nabisco funds before January 31, 2000. That motion remains outstanding. Finally, on September 18, 2008, each of the plaintiffs and the defendants filed motions for summary judgment; briefing on these motions is continuing.
Employment Litigation
     On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act, referred to as the FLSA. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The opt-in period to join the collective action ended on May 1, 2008, with 423 current or former retail representatives having opted in to the lawsuit.
     Two new cases alleging violations of the FLSA were filed in February 2008: Radcliffe v. R.J. Reynolds Tobacco Co., filed on February 14, 2008, in federal court in California, was served on May 9, 2008; and Dinino v. R.J. Reynolds Tobacco Co., filed on February 29, 2008, in federal court in New York, was served on April 18, 2008. The Dinino and Radcliffe matters have been transferred to the Missouri court in conjunction with the already pending Marshall case due to the similarity of issues to be resolved. The deadline for plaintiffs in the Dinino and Radcliffe matters to move for Rule 23 class certification of the state law claims is November 6, 2008. The total number of former and current retail representatives that could be included out of New York and California for Rule 23 class certification is limited to approximately 44 from New York and 61 from California.
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
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.
Note 13–Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2007	$—	$8,653	$(873)	$(314)	$7,466
Net income	—	—	1,080	—	1,080	$1,080
Retirement benefits SFAS No. 158, net of $9 million tax expense	—	—	—	13	13	13
Unrealized loss on long-term investments, net of $12 million tax benefit	—	—	—	(18)	(18)	(18)
Cumulative translation adjustment, net of $5 million tax benefit	—	—	—	(11)	(11)	(11)

Total comprehensive income	—	—	—	—		$1,064

Dividends — $2.55 per share	—	—	(748)	—	(748)
Common stock repurchased	—	(207)	—	—	(207)
Equity incentive award plan and stock-based compensation	—	11	—	—	11
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of September 30, 2008	$—	$8,459	$(541)	$(330)	$7,588

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares repurchased are cancelled at the time of repurchase. As of September 30, 2008, RAI had repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under the above repurchase programs.
     On February 5, 2008, the board of directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of shares of restricted RAI common stock under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP, effective March 6, 2008. The 321,991 restricted shares were granted based on the per share closing price of RAI common stock on March 6, 2008, of $61.89. On August 1, 2008, 594 additional shares were granted based on the $55.13 per share closing price of RAI common stock on such date. The shares of the restricted RAI common stock generally will vest on March 6, 2011. As an equity-based grant, compensation expense includes the vesting period elapsed. Dividends on shares of outstanding restricted stock, which are paid concurrently with dividends on outstanding unrestricted shares of stock, are recognized as a reduction of equity.
     On each of February 5, 2008, May 6, 2008, and July 18, 2008, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis.
Note 14–Segment Information
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are five of the ten best-selling brands of cigarettes in the United States as of September 30, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest-selling moist snuff brands, GRIZZLY and KODIAK, two of the seven best-selling brands of moist snuff in the United States. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products. Conwood’s products currently hold the first or second position in market share in each category. In addition, Conwood also distributes a variety of other tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Segment Data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net sales:
RJR Tobacco	$1,977	$2,019	$5,798	$5,995
Conwood	181	166	536	495
All Other	114	112	334	303

Consolidated net sales	$2,272	$2,297	$6,668	$6,793

Operating income:
RJR Tobacco	$293	$499	$1,231	$1,483
Conwood	98	90	275	260
All Other	35	37	112	107
Corporate expense	(27)	(24)	(76)	(79)

Consolidated operating income	$399	$602	$1,542	$1,771

Reconciliation to income from continuing operations before income taxes and extraordinary item:
Operating income	$399	$602	$1,542	$1,771
Interest and debt expense	68	81	208	257
Interest income	(16)	(33)	(51)	(94)
Gain on termination of joint venture	—	—	(328)	—
Other (income) expense, net	13	(7)	3	8

Income from continuing operations before income taxes and extraordinary item	$334	$561	$1,710	$1,600

	September 30,	December 31,
	2008	2007
Assets:
RJR Tobacco	$15,480	$15,956
Conwood	4,481	4,559
All Other	1,386	1,104
Corporate	15,831	16,336
Elimination adjustments	(18,760)	(19,326)

Consolidated assets	$18,418	$18,629

Note 15–Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates of BAT.
Balances:

	September 30,	December 31,
	2008	2007
Receivables	$67	$80
Payables	2	7
Deferred revenue	13	35
Transactions for the nine months ended September 30:

	2008	2007
Net sales	$338	$374
Legal indemnification expenses	—	2
Purchases	11	13
Research and development services	2	2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. During the nine months ended September 30, 2008, net sales to BAT affiliates, primarily cigarettes, represented 5% of RAI’s total net sales.
     RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of September 30, 2008, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16—RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
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
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2008
Net sales	$—	$2,148	$41	$(33)	$2,156
Net sales, related party	—	116	—	—	116
Cost of products sold	—	1,242	20	(33)	1,229
Selling, general and administrative expenses	8	349	18	—	375
Amortization expense	—	5	—	—	5
Restructuring charge	6	81	4	—	91
Trademark impairment charge	—	173	—	—	173

Operating income (loss)	(14)	414	(1)	—	399
Interest and debt expense	65	2	1	—	68
Interest income	—	(10)	(6)	—	(16)
Intercompany interest (income) expense	(23)	22	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other expense, net	1	11	1	—	13

Income (loss) before income taxes	(57)	400	2	(11)	334
Provision for (benefit from) income taxes	(21)	144	—	—	123
Equity income from subsidiaries	247	3	—	(250)	—

Net income	$211	$259	$2	$(261)	$211

For the Three Months Ended September 30, 2007
Net sales	$—	$2,170	$33	$(29)	$2,174
Net sales, related party	—	123	—	—	123
Cost of products sold	—	1,263	15	(28)	1,250
Selling, general and administrative expenses	12	413	16	(1)	440
Amortization expense	—	5	—	—	5

Operating income (loss)	(12)	612	2	—	602
Interest and debt expense	78	3	—	—	81
Interest income	(1)	(30)	(2)	—	(33)
Intercompany interest (income) expense	(27)	26	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	1	(4)	(4)	—	(7)

Income (loss) before income taxes and extraordinary item	(63)	628	7	(11)	561
Provision for (benefit from) income taxes	(22)	225	—	—	203
Equity income from subsidiaries	399	7	—	(406)	—

Net income	$358	$410	$7	$(417)	$358

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2008
Net sales	$—	$6,307	$117	$(94)	$6,330
Net sales, related party	—	338	—	—	338
Cost of products sold	—	3,737	55	(94)	3,698
Selling, general and administrative expenses	17	1,082	49	—	1,148
Amortization expense	—	16	—	—	16
Restructuring charge	6	81	4	—	91
Trademark impairment charge	—	173	—	—	173

Operating income (loss)	(23)	1,556	9	—	1,542
Interest and debt expense	200	7	1	—	208
Interest income	(1)	(38)	(12)	—	(51)
Intercompany interest (income) expense	(63)	59	4	—	—
Intercompany dividend income	—	(32)	—	32	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other expense, net	3	—	—	—	3

Income (loss) before income taxes	(162)	1,560	344	(32)	1,710
Provision for (benefit from) income taxes	(57)	686	1	—	630
Equity income from subsidiaries	1,185	344	—	(1,529)	—

Net income	$1,080	$1,218	$343	$(1,561)	$1,080

For the Nine Months Ended September 30, 2007
Net sales	$—	$6,404	$80	$(65)	$6,419
Net sales, related party	—	374	—	—	374
Cost of products sold	—	3,800	32	(64)	3,768
Selling, general and administrative expenses	41	1,157	39	—	1,237
Amortization expense	—	17	—	—	17

Operating income (loss)	(41)	1,804	9	(1)	1,771
Interest and debt expense	246	11	—	—	257
Interest income	(3)	(88)	(3)	—	(94)
Intercompany interest (income) expense	(89)	86	3	—	—
Intercompany dividend income	—	(32)	—	32	—
Other (income) expense, net	23	(6)	(9)	—	8

Income (loss) before income taxes and extraordinary item	(218)	1,833	18	(33)	1,600
Provision for (benefit from) income taxes	(73)	662	1	—	590
Equity income from subsidiaries	1,156	17	—	(1,173)	—

Income before extraordinary item	1,011	1,188	17	(1,206)	1,010
Extraordinary item — gain on acquisition	—	1	—	—	1

Net income	$1,011	$1,189	$17	$(1,206)	$1,011

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2008
Cash flows from (used in) operating activities	$649	$899	$32	$(752)	$828

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(48)	—	—	(56)
Proceeds from sale of short-term investments	—	208	—	—	208
Proceeds from settlement of long-term investments	—	6	—	—	6
Capital expenditures	—	(90)	(5)	—	(95)
Distributions from equity investees	—	—	27	—	27
Proceeds from termination of joint venture	—	—	164	—	164
Other, net	—	10	—	—	10
Net intercompany investments	—	(1)	1	—	—
Intercompany notes receivable	40	(28)	—	(12)	—

Net cash flows from investing activities	32	57	187	(12)	264

Cash flows from (used in) financing activities:
Dividends paid on common stock	(752)	(720)	—	720	(752)
Dividends paid on preferred stock	(32)	—	—	32	—
Excess tax benefit from stock-based compensation	2	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	1
Repurchase of common stock	(207)	—	—	—	(207)
Other, net	1	—	—	—	1
Intercompany notes payable	98	(40)	(70)	12	—

Net cash flows (used in) from financing activities	(889)	(760)	(70)	764	(955)

Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net change in cash and cash equivalents	(208)	196	126	—	114
Cash and cash equivalents at beginning of period	243	1,885	87	—	2,215

Cash and cash equivalents at end of period	$35	$2,081	$213	$—	$2,329

For the Nine Months Ended September 30, 2007
Cash flows from (used in) operating activities	$702	$672	$1	$(87)	$1,288

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,663)	—	—	(3,663)
Proceeds from sale of short-term investments	—	4,154	—	—	4,154
Capital expenditures	(7)	(82)	(6)	—	(95)
Distributions from (investments in) equity investees	—	(1)	10	—	9
Other, net	—	(1)	(3)	—	(4)
Intercompany notes receivable	40	(295)	—	255	—

Net cash flows from investing activities	33	112	1	255	401

Cash flows from (used in) financing activities:
Dividends paid on common stock	(665)	(55)	—	55	(665)
Dividends paid on preferred stock	(32)	—	—	32	—
Repayment of long-term debt	(254)	(75)	—	—	(329)
Issuance of long-term debt	1,547	—	—	—	1,547
Repayment of term loan	(1,542)	—	—	—	(1,542)
Deferred debt issuance cost	(15)	—	—	—	(15)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repurchase of common stock	(60)	—	—	—	(60)
Intercompany notes payable	288	(40)	7	(255)	—

Net cash flows from (used in) financing activities	(732)	(170)	7	(168)	(1,063)

Net change in cash and cash equivalents	3	614	9	—	626
Cash and cash equivalents at beginning of period	296	1,065	72	—	1,433

Cash and cash equivalents at end of period	$299	$1,679	$81	$—	$2,059

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2008
Assets
Cash and cash equivalents	$35	$2,081	$213	$—	$2,329
Short-term investments	8	44	—	—	52
Accounts receivable, net	—	64	15	—	79
Accounts receivable, related party	—	67	—	—	67
Notes receivable	—	1	32	—	33
Other receivables	35	27	1	—	63
Inventories	—	1,039	35	(2)	1,072
Deferred income taxes, net	16	836	—	—	852
Prepaid expenses and other	7	131	5	—	143
Short-term intercompany notes and interest receivable	81	58	—	(139)	—
Other intercompany receivables	216	—	—	(216)	—

Total current assets	398	4,348	301	(357)	4,690
Property, plant and equipment, net	7	1,022	24	—	1,053
Trademarks, net	—	3,229	—	—	3,229
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	188	3	—	191
Long-term intercompany notes	2,080	1,409	—	(3,489)	—
Investment in subsidiaries	11,240	433	—	(11,673)	—
Other assets and deferred charges	170	773	165	(27)	1,081

Total assets	$13,895	$19,568	$501	$(15,546)	$18,418

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,159	$—	$—	$2,159
Accounts payable and other accrued liabilities	410	884	33	—	1,327
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	13	—	—	13
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payables	36	81	22	(139)	—
Other intercompany payables	—	215	1	(216)	—

Total current liabilities	635	3,365	56	(355)	3,701
Intercompany notes	1,409	2,080	—	(3,489)	—
Long-term debt (less current maturities)	4,183	121	—	—	4,304
Deferred income taxes, net	—	1,247	—	(27)	1,220
Long-term retirement benefits (less current portion)	50	1,104	12	—	1,166
Other noncurrent liabilities	30	408	1	—	439
Shareholders’ equity	7,588	11,243	432	(11,675)	7,588

Total liabilities and shareholders’ equity	$13,895	$19,568	$501	$(15,546)	$18,418

December 31, 2007
Assets
Cash and cash equivalents	$243	$1,885	$87	$—	$2,215
Short-term investments	—	377	—	—	377
Accounts receivable, net	—	61	12	—	73
Accounts receivable, related party	—	80	—	—	80
Notes receivable	—	1	—	—	1
Other receivables	7	18	—	—	25
Inventories	—	1,167	31	(2)	1,196
Deferred income taxes, net	11	833	1	—	845
Prepaid expenses and other	6	169	3	2	180
Short-term intercompany notes and interest receivable	82	127	—	(209)	—
Other intercompany receivables	153	—	23	(176)	—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Total current assets	502	4,718	157	(385)	4,992
Property, plant and equipment, net	8	1,046	20	(1)	1,073
Trademarks, net	—	3,407	—	—	3,407
Goodwill	—	8,166	8	—	8,174
Other intangibles, net	—	199	3	—	202
Long-term intercompany notes	2,120	1,310	—	(3,430)	—
Investment in subsidiaries	10,848	104	—	(10,952)	—
Other assets and deferred charges	186	571	49	(25)	781

Total assets	$13,664	$19,521	$237	$(14,793)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,449	$—	$—	$2,449
Accounts payable and other accrued liabilities	391	993	27	1	1,412
Due to related party	—	5	2	—	7
Deferred revenue, related party	—	35	—	—	35
Short-term intercompany notes and interest payable	34	82	93	(209)	—
Other intercompany payables	—	176	—	(176)	—

Total current liabilities	425	3,740	122	(384)	3,903
Intercompany notes	1,310	2,120	—	(3,430)	—
Long-term debt	4,383	132	—	—	4,515
Deferred income taxes, net	—	1,209	—	(25)	1,184
Long-term retirement benefits (less current portion)	44	1,112	11	—	1,167
Other noncurrent liabilities	36	358	—	—	394
Shareholders’ equity	7,466	10,850	104	(10,954)	7,466

Total liabilities and shareholders’ equity	$13,664	$19,521	$237	$(14,793)	$18,629

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 17–RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $72 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent guarantor; RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and certain of RJR’s other subsidiaries, the other guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and the Conwood companies that are not guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2008
Net sales	$—	$—	$1,923	$291	$(58)	$2,156
Net sales, related party	—	—	114	2	—	116
Cost of products sold	—	—	1,186	101	(58)	1,229
Selling, general and administrative expenses	8	—	302	65	—	375
Amortization expense	—	—	6	(1)	—	5
Restructuring charge	6	—	81	4	—	91
Trademark impairment charge	—	—	173	—	—	173

Operating income (loss)	(14)	—	289	124	—	399
Interest and debt expense	65	2	—	1	—	68
Interest income	—	(1)	(10)	(5)	—	(16)
Intercompany interest (income) expense	(23)	(1)	(22)	46	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense, net	1	10	1	1	—	13

Income (loss) before income taxes	(57)	1	320	81	(11)	334
Provision for (benefit from) income taxes	(21)	(5)	123	26	—	123
Equity income from subsidiaries	247	200	4	—	(451)	—

Net income	$211	$206	$201	$55	$(462)	$211

For the Three Months Ended September 30, 2007
Net sales	$—	$—	$1,963	$256	$(45)	$2,174
Net sales, related party	—	—	120	3	—	123
Cost of products sold	—	—	1,211	84	(45)	1,250
Selling, general and administrative expenses	12	—	366	62	—	440
Amortization expense	—	—	5	—	—	5

Operating income (loss)	(12)	—	501	113	—	602
Interest and debt expense	78	3	—	—	—	81
Interest income	(1)	—	(27)	(5)	—	(33)
Intercompany interest (income) expense	(27)	—	(21)	48	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	1	(4)	1	(5)	—	(7)

Income (loss) before income taxes and extraordinary item	(63)	12	548	75	(11)	561
Provision for (benefit from) income taxes	(22)	(1)	204	22	—	203
Equity income from subsidiaries	399	355	10	—	(764)	—

Net income	$358	$368	$354	$53	$(775)	$358

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2008
Net sales	$—	$—	$5,646	$846	$(162)	$6,330
Net sales, related party	—	—	332	6	—	338
Cost of products sold	—	—	3,563	297	(162)	3,698
Selling, general and administrative expenses	17	1	921	209	—	1,148
Amortization expense	—	—	16	—	—	16
Restructuring charge	6	—	81	4	—	91
Trademark impairment charge	—	—	173	—	—	173

Operating income (loss)	(23)	(1)	1,224	342	—	1,542
Interest and debt expense	200	7	—	1	—	208
Interest income	(1)	(2)	(35)	(13)	—	(51)
Intercompany interest (income) expense	(63)	(7)	(69)	139	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	3	(2)	2	—	—	3

Income (loss) before income taxes	(162)	35	1,326	543	(32)	1,710
Provision for (benefit from) income taxes	(57)	—	616	71	—	630
Equity income from subsidiaries	1,185	1,055	345	—	(2,585)	—

Net income	$1,080	$1,090	$1,055	$472	$(2,617)	$1,080

For the Nine Months Ended September 30, 2007
Net sales	$—	$—	$5,796	$733	$(110)	$6,419
Net sales, related party	—	—	363	11	—	374
Cost of products sold	—	—	3,636	242	(110)	3,768
Selling, general and administrative expenses	41	—	1,021	175	—	1,237
Amortization expense	—	—	16	1	—	17

Operating income (loss)	(41)	—	1,486	326	—	1,771
Interest and debt expense	246	11	—	—	—	257
Interest income	(3)	(4)	(76)	(11)	—	(94)
Intercompany interest (income) expense	(89)	(2)	(54)	145	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other (income) expense, net	23	(6)	1	(10)	—	8

Income (loss) before income taxes and extraordinary item	(218)	33	1,615	202	(32)	1,600
Provision for (benefit from) income taxes	(73)	(1)	597	67	—	590
Equity income from subsidiaries	1,156	1,039	20	—	(2,215)	—

Income before extraordinary item	1,011	1,073	1,038	135	(2,247)	1,010
Extraordinary item-gain on acquisition	—	—	1	—	—	1

Net income	$1,011	$1,073	$1,039	$135	$(2,247)	$1,011

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2008
Cash flows from (used in) operating activities	$649	$646	$841	$75	$(1,383)	$828

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(11)	(28)	(9)	—	(56)
Proceeds from sale of short-term investments	—	—	208	—	—	208
Proceeds from settlement of long-term investments	—	—	6	—	—	6
Capital expenditures	—	—	(55)	(40)	—	(95)
Distributions from equity investees	—	—	—	27	—	27
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	—	3	7	—	—	10
Net intercompany investments	—	—	(1)	1	—	—
Intercompany notes receivable	40	71	(100)	—	(11)	—

Net cash flows from investing activities	32	63	37	143	(11)	264

Cash flows from (used in) financing activities:
Dividends paid on common stock	(752)	(650)	(631)	(70)	1,351	(752)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	—	1
Repurchase of common stock	(207)	—	—	—	—	(207)
Other, net	1	—	—	—	—	1
Intercompany notes payable	98	2	—	(111)	11	—

Net cash flows (used in) from financing activities	(889)	(648)	(631)	(181)	1,394	(955)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)

Net change in cash and cash equivalents	(208)	61	247	14	—	114
Cash and cash equivalents at beginning of period	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of period	$35	$86	$1,870	$338	$—	$2,329

For the Nine Months Ended September 30, 2007
Cash flows from (used in) operating activities	$702	$220	$440	$152	$(226)	$1,288

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(3,559)	(102)	—	(3,663)
Proceeds from sale of short-term investments	—	120	4,034	—	—	4,154
Capital expenditures	(7)	—	(66)	(22)	—	(95)
Distributions from (investment in) equity investees	—	—	(1)	10	—	9
Net intercompany investments	—	(260)	260	—	—	—
Other, net	—	(1)	—	(3)	—	(4)
Intercompany notes receivable	40	—	(337)	—	297	—

Net cash flows from (used in) investing activities	33	(143)	331	(117)	297	401

Cash flows from (used in) financing activities:
Dividends paid on common stock	(665)	—	(139)	(55)	194	(665)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Repayment of long-term debt	(254)	(75)	—	—	—	(329)
Issuance of long-term debt	1,547	—	—	—	—	1,547
Repayment of term loan	(1,542)	—	—	—	—	(1,542)
Deferred debt issuance cost	(15)	—	—	—	—	(15)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Repurchase of common stock	(60)	—	—	—	—	(60)
Intercompany notes payable	288	—	—	9	(297)	—

Net cash flows used in financing activities	(732)	(75)	(139)	(46)	(71)	(1,063)

Net change in cash and cash equivalents	3	2	632	(11)	—	626
Cash and cash equivalents at beginning of period	296	22	848	267	—	1,433

Cash and cash equivalents at end of period	$299	$24	$1,480	$256	$—	$2,059

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
September 30, 2008
Assets
Cash and cash equivalents	$35	$86	$1,870	$338	$—	$2,329
Short-term investments	8	10	25	9	—	52
Accounts receivable, net	—	—	35	44	—	79
Accounts receivable, related party	—	—	65	2	—	67
Note receivable	—	1	—	32	—	33
Other receivables	35	2	21	5	—	63
Inventories	—	—	785	289	(2)	1,072
Deferred income taxes, net	16	—	817	19	—	852
Prepaid expenses and other	7	—	129	12	(5)	143
Short-term intercompany notes and interest receivable	81	35	450	—	(566)	—
Other intercompany receivables	216	—	—	19	(235)	—

Total current assets	398	134	4,197	769	(808)	4,690
Property, plant and equipment, net	7	—	884	163	(1)	1,053
Trademarks, net	—	—	1,689	1,540	—	3,229
Goodwill	—	—	5,303	2,871	—	8,174
Other intangibles, net	—	—	188	3	—	191
Long-term intercompany notes	2,080	207	1,408	—	(3,695)	—
Investment in subsidiaries	11,240	9,652	416	—	(21,308)	—
Other assets and deferred charges	170	39	737	166	(31)	1,081

Total assets	$13,895	$10,032	$14,822	$5,512	$(25,843)	$18,418

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,135	$24	$—	$2,159
Accounts payable and other accrued liabilities	410	6	817	99	(5)	1,327
Due to related party	—	—	2	—	—	2
Deferred revenue, related party	—	—	13	—	—	13
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	36	404	2	124	(566)	—
Other intercompany payables	—	69	166	—	(235)	—

Total current liabilities	635	490	3,135	247	(806)	3,701
Intercompany notes	1,409	—	—	2,286	(3,695)	—
Long-term debt (less current maturities)	4,183	121	—	—	—	4,304
Deferred income taxes, net	—	—	692	559	(31)	1,220
Long-term retirement benefits (less current portion)	50	17	1,035	64	—	1,166
Other noncurrent liabilities	30	91	308	10	—	439
Shareholders’ equity	7,588	9,313	9,652	2,346	(21,311)	7,588

Total liabilities and shareholders’ equity.	$13,895	$10,032	$14,822	$5,512	$(25,843)	$18,418

December 31, 2007
Assets
Cash and cash equivalents	$243	$25	$1,623	$324	$—	$2,215
Short-term investments	—	—	377	—	—	377
Accounts receivable, net	—	—	41	32	—	73
Accounts receivable, related party	—	—	75	5	—	80
Notes receivable	—	1	—	—	—	1
Other receivables	7	1	14	3	—	25
Inventories	—	—	908	290	(2)	1,196
Deferred income taxes, net	11	1	814	19	—	845
Prepaid expenses and other	6	—	168	6	—	180

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other
	Guarantor	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Short-term intercompany notes and interest receivable	82	109	446	—	(637)	—
Other intercompany receivables	153	—	—	29	(182)	—

Total current assets	502	137	4,466	708	(821)	4,992
Property, plant and equipment, net	8	—	936	130	(1)	1,073
Trademarks, net	—	—	1,867	1,540	—	3,407
Goodwill	—	—	5,302	2,872	—	8,174
Other intangibles, net	—	—	199	3	—	202
Long-term intercompany notes	2,120	225	1,310	—	(3,655)	—
Investment in subsidiaries	10,848	9,240	87	—	(20,175)	—
Other assets and deferred charges	186	34	534	51	(24)	781

Total assets	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,425	$24	$—	$2,449
Accounts payable and other accrued liabilities	391	5	873	143	—	1,412
Due to related party	—	—	4	3	—	7
Deferred revenue, related party	—	—	35	—	—	35
Short-term intercompany notes and interest payable	34	403	3	197	(637)	—
Other intercompany payables	—	14	168	—	(182)	—

Total current liabilities	425	422	3,508	367	(819)	3,903
Intercompany notes	1,310	—	2	2,343	(3,655)	—
Long-term debt	4,383	132	—	—	—	4,515
Deferred income taxes, net	—	2	643	563	(24)	1,184
Long-term retirement benefits (less current portion)	44	18	1,046	59	—	1,167
Other noncurrent liabilities	36	92	262	4	—	394
Shareholders’ equity	7,466	8,970	9,240	1,968	(20,178)	7,466

Total liabilities and shareholders’ equity	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2008 with the third quarter of 2007 and the first nine months of 2008 with the first nine months of 2007. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Initiatives
     RAI’s reportable operating segments are RJR Tobacco and Conwood. RJR Tobacco consists of the primary operations of R. J. Reynolds Tobacco Company. Conwood consists of the Conwood companies and Lane. RAI’s wholly owned operating subsidiaries Santa Fe and GPI, among others, are included in All Other.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Beginning January 1, 2008, the management of super premium brands, including DUNHILL and STATE EXPRESS 555 cigarette brands, was transferred to Santa Fe from RJR Tobacco. GPI manufactures and exports tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases and manages the international businesses of Conwood and Santa Fe.
RJR Tobacco
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, are five of the ten best-selling brands of cigarettes in the United States as of September 30, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI transferred to RJR Tobacco.
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
     RJR Tobacco’s brand portfolio strategy is based upon three categories: growth, support and non-support. The growth brands consist of the premium brand CAMEL, and a value brand, PALL MALL. The support brands include four premium brands, KOOL, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. During the third quarter of 2008, RJR Tobacco announced that it was changing its brand portfolio strategy and reclassifying KOOL to a support brand from a growth brand. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. All remaining brands are non-support brands, and are managed to maximize near-term profitability.
     In addition to its brand portfolio strategy, RJR Tobacco remains focused on the following items in response to the continuing challenges of an intensely regulated and competitive environment:

•	its efforts to broaden its business with new types of tobacco products;

•	its focus on continuous productivity improvement and complexity reduction; and

•	its commitment to keep its cost structure in line with the company’s performance.
     RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods include list price changes, discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” The need for competitive pricing has increased significantly over time as a result of, among other things, higher state excise taxes and the strength of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand style. RJR Tobacco, other cigarette manufacturers and smokeless tobacco manufacturers also are introducing products in a new smokeless, spitless category, known as snus. CAMEL Snus is pasteurized tobacco that is currently sold in a small pouch that provides discreet and convenient tobacco consumption. RJR Tobacco expanded the sale of CAMEL Snus into a total of 17 markets in the first half of 2008 and is planning to expand nationally in 2009.
     In September 2008, RJR Tobacco completed a comprehensive business analysis to evaluate the best way to continue to improve performance, efficiency and competitive position. As a result, RJR Tobacco announced changes to its organizational structure to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. RJR Tobacco has determined to evolve its operations to a total tobacco business model that includes both cigarettes and innovative smokeless tobacco products. In October 2008, RJR Tobacco announced its intent to introduce a new line of modern, smoke-free tobacco products called CAMEL Dissolvables that include CAMEL Orbs, Sticks and Strips. CAMEL Dissolvables are made of finely milled tobacco, and dissolve completely in the mouth. They are designed to provide current adult smokers and smokeless tobacco users with additional, convenient alternative ways to enjoy tobacco products. CAMEL Dissolvables will be launched in lead markets in the first half of 2009.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew at over 7% for the first nine months of 2008 compared with the first nine months of 2007, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by GRIZZLY, in recent years.
     Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Recently, Altria Group Inc., parent company of Philip Morris USA Inc., announced it expected to complete its acquisition of UST Inc., the largest smokeless tobacco products manufacturer in the United States, in January 2009. RAI believes the acquisition of UST by Altria could have a negative impact on the businesses of Conwood and RJR Tobacco.
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
     As discussed in note 12 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of October 10, 2008, RJR Tobacco had paid approximately $12 million since January 1, 2006, related to such unfavorable judgments.
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
Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the Master Settlement Agreement, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA, see “-Litigation Affecting the Cigarette Industry-Health-Care Cost Recovery Cases-MSA” and “-MSA-Enforcement and Validity” in note 12 to condensed consolidated financial statements (unaudited).
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
Restructuring Charge
     During the third quarter of 2008, RAI and certain of its operating subsidiaries recorded charges related to workforce reductions in accordance with the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. These restructuring charges were based on management’s best estimate at the time of the restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ from previous estimates, would be recorded as an adjustment to operating income. See note 3 to condensed consolidated financial statements (unaudited) for more information related to restructuring charges.
Trademark Impairment
     During the third quarter of 2008, RJR Tobacco recorded a trademark impairment charge related to its KOOL brand in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” RAI generally engages an independent appraisal firm to assist it in determining the fair value of its reporting units’ trademarks with indefinite lives annually in the fourth quarter or more frequently if events indicate that the asset might be impaired. The determination of fair value involves considerable estimates and judgment, including, among other things, developing forecasts of future cash flows and determining an appropriate discount rate. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangibles could be impaired in future periods. See note 2 to condensed consolidated financial statements (unaudited) for more information related to RJR Tobacco’s trademark impairment.

Recently Adopted Accounting Pronouncements
     Effective January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. RAI will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on RAI’s consolidated results of operations, financial position or cash flows. RAI is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations, financial position and cash flows.
     On October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. RAI has adopted FSP FAS 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP FAS 157-3 had no impact on RAI’s consolidated results of operations, financial position or cash flows.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and is applied prospectively to intangible assets acquired after the effective date. RAI does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Net sales:[1]
RJR Tobacco	$1,977	$2,019	(2.1)%	$5,798	$5,995	(3.3)%
Conwood	181	166	9.0%	536	495	8.3%
All Other	114	112	1.8%	334	303	10.2%

Net sales	2,272	2,297	(1.1)%	6,668	6,793	(1.8)%
Cost of products sold[1,2]	1,229	1,250	(1.7)%	3,698	3,768	(1.9)%
Selling, general and administrative expenses	375	440	(14.8)%	1,148	1,237	(7.2)%
Amortization expense	5	5	—	16	17	(5.9)%
Restructuring charge	91	—	NM3	91	—	NM3
Trademark impairment charge	173	—	NM3	173	—	NM3
Operating income:
RJR Tobacco	293	499	(41.3)%	1,231	1,483	(17.0)%
Conwood	98	90	10.2%	275	260	6.0%
All Other	35	37	(5.4)%	112	107	4.7%
Corporate expense	(27)	(24)	12.5%	(76)	(79)	(3.8)%

Operating income	$399	$602	(33.7)%	$1,542	$1,771	(12.9)%

[1] Excludes excise taxes of:

RJR Tobacco	$438	$474		$1,276	$1,413
Conwood	5	5		15	14
All Other	49	42		138	117

	$492	$521		$1,429	$1,544

[2]	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

[3]	Percentage change not meaningful.
     In the third quarter of 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations will result in the elimination of approximately 600 full-time jobs, expected to be substantially completed by December 31, 2009.
     Under existing benefit plans, $84 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $91 million. Of this charge, $81 million was recorded in the RJR Tobacco segment. None of the cash portion of the charge was paid as of September 30, 2008. The cash benefits are expected to be substantially paid by December 31, 2010. Cost savings related to the restructuring are expected to be $42 million in 2009, $53 million in 2010 and $55 million on an annualized basis thereafter.
RJR Tobacco
     Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, was as follows1:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Growth brands:
CAMEL excluding non-filter	6.3	6.2	0.6%	17.7	18.5	(4.3)%
PALL MALL	2.4	1.8	33.9%	6.2	5.3	17.6%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Total growth brands	8.7	8.1	8.1%	23.9	23.8	0.6%

Support brands[2]	11.6	13.3	(12.7)%	35.5	39.7	(10.5)%
Non-support brands	2.8	3.6	(23.2)%	8.4	11.1	(24.2)%

Total domestic	23.1	25.0	(7.5)%	67.8	74.6	(9.0)%

Total premium	14.4	15.6	(8.0)%	42.5	46.5	(8.6)%
Total value	8.7	9.4	(6.7)%	25.3	28.0	(9.7)%
Premium/Total mix	62.2%	62.6%		62.7%	62.4%

Industry[3]:
Premium	66.1	69.1	(4.4)%	190.2	198.2	(4.0)%
Value	25.5	25.8	(1.0)%	71.5	72.6	(1.4)%

Total domestic	91.6	94.9	(3.4)%	261.7	270.7	(3.3)%

Premium/Total mix	72.2%	72.9%		72.7%	73.2%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

[2]	During the third quarter of 2008, the KOOL brand was reclassified from a growth brand to a support brand.

[3]	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. RJR Tobacco’s net sales for the third quarter of 2008 decreased $42 million, or 2.1%, from the comparable prior-year quarter, including $161 million attributable to lower volume, partially offset by higher pricing, net of promotional spending. RJR Tobacco’s domestic shipment volume decreased 7.5% in the third quarter of 2008 compared with the prior-year quarter. RJR Tobacco’s decreases in net sales and shipment volume reflect a decrease in consumption, wholesale inventory reductions and the impact of RJR Tobacco’s discontinuation of certain lower-priced, low-margin brands as well as several non-core styles of other brands, including CAMEL. In addition, RJR Tobacco’s consumers are believed to be more price-sensitive than consumers of competing brands and, therefore, are more negatively affected by the current adverse economic pressures. Industry shipment volume for the third quarter of 2008 was down 3.4% from the comparable quarter in the prior year.
     RJR Tobacco’s net sales for the first nine months of 2008 decreased $197 million, or 3.3%, from the first nine months of 2007. Lower volume of $575 million, partially offset by higher pricing, net of promotional spending, account for the difference. Total domestic shipment volume decreased 9.0% in the first nine months of 2008 compared with the first nine months of 2007. Industry shipment volume for the first nine months of 2008 was down 3.3% compared with the first nine months of 2007.
     RJR Tobacco’s full-year shipment volume decline in 2008 compared with 2007 is expected to be approximately 8%, inclusive of the impact of the KOOL repositioning.
     The shares of RJR Tobacco as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were as follows:

	For the Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2008	2008	Change	2007	Change
Growth brands:
CAMEL excluding non-filter	8.1%	8.0%	0.2	8.0%	0.1
PALL MALL	2.7%	2.6%	0.1	2.1%	0.5

Total growth brands	10.8%	10.5%	0.3	10.1%	0.7

	For the Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2008	2008	Change	2007	Change
Support brands[3]	13.8%	13.9%	(0.1)	14.5%	(0.7)

Non-support brands	3.5%	3.6%	(0.1)	4.3%	(0.8)

Total domestic	28.2%	28.1%	0.1	29.0%	(0.8)

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

[3]	During the third quarter of 2008, the KOOL brand was reclassified from a growth brand to a support brand.
     The retail share of market of CAMEL’s filtered styles increased slightly in the third quarter of 2008 compared with the prior quarter and the third quarter of 2007. During the first half of 2008, CAMEL launched updated packaging and smoother blends for its core styles. CAMEL also introduced CAMEL Crush in test markets during the first quarter of 2008. CAMEL Crush is an innovative cigarette that uses RJR Tobacco’s technology to provide adult smokers the option of changing each cigarette from regular to menthol by crushing a capsule in the filter. CAMEL Crush was expanded nationally during the third quarter of 2008. Continuing its planned expansion in 2008, CAMEL Snus is currently in 17 markets and is planned to be expanded nationally in 2009. Additionally, in October 2008, RJR Tobacco introduced a new line of modern, smoke-free tobacco products called CAMEL Dissolvables that include CAMEL Orbs, Sticks and Strips. CAMEL Dissolvables are made of finely milled tobacco, and dissolve completely in the mouth. They are designed to provide current adult smokers and smokeless tobacco users with additional, convenient alternative ways to enjoy tobacco products. CAMEL Dissolvables will be launched in lead markets in the first half of 2009.
     PALL MALL’s market share increased 0.1 share points in the third quarter of 2008 compared with the previous quarter and increased 0.5 share points from the comparable quarter of 2007. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price. PALL MALL introduced more stylish, round-corner packs in the second quarter of 2008.
     The combined share of market of RJR Tobacco’s growth brands during the first nine months of 2008 showed improvement over the comparative prior-year period. However, as expected, the decline in share of support and non-support brands more than offset the gains on the growth brands.
     Operating Income
     RJR Tobacco’s operating income for the third quarter of 2008 decreased $206 million to $293 million, or 14.8% of net sales, from $499 million, or 24.7% of net sales, in the comparable prior-year quarter. For the nine months ended September 30, 2008, RJR Tobacco’s operating income decreased $252 million to $1,231 million, or 21.2% of net sales, from $1,483 million, or 24.7% of net sales, for the first nine months of 2007. The change in brand portfolio strategy and reclassification of the KOOL brand to a support brand from a growth brand in the third quarter of 2008 triggered a non-cash trademark impairment of $173 million. This charge was based on the excess of KOOL’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk. In addition, RJR Tobacco incurred a restructuring charge of $81 million in the third quarter of 2008 as a result of streamlining non-core business processes and programs and eliminating approximately 540 full-time positions. The trademark impairment charge and restructuring charge were partially offset by higher pricing, improvements in productivity and higher levels of undiscounted wholesale inventory. Additionally, RJR Tobacco’s volume and operating income were negatively impacted by the discontinuation of certain lower-priced, low-margin brands as well as several non-core styles of other brands, including CAMEL.

     RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Settlements	$686	$712	$2,050	$2,120

Federal tobacco quota buyout.	$57	$59	$180	$197

     MSA expenses are expected to be approximately $2.7 billion in 2008, subject to adjustment for changes in volume and other factors, and the federal tobacco quota buyout is expected to be approximately $250 million in 2008. For additional information, see “—Litigation Affecting the Cigarette Industry-Health-Care Cost Recovery Cases — MSA” and “—Tobacco Buyout Legislation and Related Litigation” in note 12 to condensed consolidated financial statements (unaudited).
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $21 million and $16 million for the three months, and $72 million and $67 million for the nine months, ended September 30, 2008 and 2007, respectively.
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
     Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (that is, with active discovery and motions practice). See “—Litigation Affecting the Cigarette Industry—Overview” for detailed information regarding the number and type of cases pending, and “—Litigation Affecting the Cigarette Industry—Scheduled Trials” for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2009, in note 12 to condensed consolidated financial statements (unaudited).
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal, and the amount of product liability defense costs incurred by RJR Tobacco in the past, RJR Tobacco’s recent experiences in defending its product liability cases, and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically, aside from the assumption of certain B&W litigation and the increased individual case filings in Florida due to the Engle decision. See “—Litigation Affecting the Cigarette Industry—Engle Progeny Cases” and “—Litigation Affecting the Cigarette Industry—Class Action Suits—Engle Case” in note 12 to condensed consolidated financial statements (unaudited) for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
     The moist snuff shipment volume, in millions of cans, for Conwood was as follows:

	For the Three Months Ended September 30,[1]			For the Nine Months Ended September 30,[1]
	2008	2007	% Change	2008	2007	% Change
Premium:
KODIAK	13.6	12.9	5.5%	39.5	39.9	(1.0)%
Other	0.7	0.8	(6.5)%	2.1	2.4	(11.1)%

Total Premium	14.3	13.6	4.8%	41.6	42.2	(1.6)%
Price-value:
GRIZZLY	69.8	61.4	13.6%	205.9	174.9	17.7%
Other	0.4	0.7	(42.1)%	1.3	1.8	(24.3)%

Total Price-value	70.2	62.1	12.9%	207.2	176.7	17.3%

Total moist snuff	84.5	75.8	11.5%	248.8	218.9	13.7%

[1]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data1 processed by MSAi, were as follows:

	For the Three Months Ended[2]
	September 30,	June 30,	Share Point	September 30,	Share Point
	2008	2008	Change	2007	Change
Premium:
KODIAK	4.2%	3.9%	0.3	4.3%	(0.1)
Other	0.3%	0.2%	0.1	0.3%	—

Total Premium	4.5%	4.2%	0.3	4.6%	(0.1)
Price-value:
GRIZZLY	23.4%	23.4%	—	21.2%	2.1
Other	0.1%	0.2%	(0.1)	0.2%	(0.1)

Total Price-value	23.5%	23.6%	(0.1)	21.4%	2.1

Total moist snuff	28.0%	27.8%	0.2	26.0%	2.0

[1]	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

[2]	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

     Net Sales
     Conwood’s net sales for the third quarter of 2008 were $181 million compared with $166 million in the third quarter of 2007. Net sales for the first nine months of 2008 were $536 million compared with $495 million for the first nine months of 2007. Moist snuff sales generated the increases over prior-year periods led by GRIZZLY, Conwood’s leading price-value moist snuff brand.
     GRIZZLY had a share position of 23.4% of moist snuff shipments in the third quarter of 2008, stable with the previous quarter and an increase of 2.1 points from the third quarter of 2007. In 2008, Conwood expanded nationally the launch of two new GRIZZLY styles, GRIZZLY Wintergreen Pouches and GRIZZLY Snuff, to build on the brand’s momentum and aid in its share growth. The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, increased compared with the prior quarter due to increased promotions, but declined slightly compared with prior-year quarter due to competitive promotional activity and core markets being burdened by high tobacco taxes and tough economies.
     Operating Income
     Conwood’s operating income for the third quarter of 2008 increased to $98 million, or 54.1% of net sales, from $90 million, or 53.5% of net sales, in the comparable prior-year quarter. Operating income for the first nine months of 2008 increased to $275 million, or 51.3% of net sales, from $260 million, or 52.4% of net sales, for the first nine months of 2007. These changes are due to increased price-value volume and higher pricing offset by increased promotional spending.
RAI Consolidated
     Gain on termination of joint venture of $328 million in 2008 related to the termination of the Reynolds-Gallaher International Sarl joint venture. See note 4 to condensed consolidated financial statements (unaudited) for additional information related to the joint venture termination.
     Other (income) expense, net was $13 million expense in the third quarter of 2008 compared with $7 million of income in the third quarter of 2007. For the nine months ended September 30, 2008, other (income) expense, net was $3 million expense, which consisted primarily of $3 million of foreign exchange losses and a $2 million realized loss on investments and higher bank fees, offset by a gain of $5 million related to the sale of a non-consolidated equity investment. Other (income) expense, net of $8 million expense for the first nine months of 2007 included the expensing of the unamortized debt fees associated with a term loan that RAI prepaid in full in June 2007, which more than offset foreign exchange gain and equity income.
     Provision for income taxes was $123 million, or an effective rate of 36.8%, in the third quarter of 2008 compared with $203 million, or an effective rate of 36.2%, in the third quarter of 2007. The provision for income taxes for the first nine months of 2008 was $630 million, or an effective rate of 36.8%, compared with $590 million, or an effective rate of 36.9%, in the first nine months of 2007. The effective rate for the first nine months of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances, mainly from RAI and RJR. The principal capital resources and sources of liquidity for RAI and RJR, in turn, are proceeds from issuances of debt securities by RAI and RJR and the RAI Credit Facility described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders.
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
     As of September 30, 2008, RAI held investments primarily in money market funds, commercial paper, auction rate notes and mortgage-backed securities. In September 2008, certain money market funds were reclassified to short-term investments from cash equivalents due to liquidity restrictions by the fund managers. Given such restrictions, these funds will not be available until the underlying investments mature or are sold. Adverse changes in financial markets during 2007 caused certain auction rate notes and mortgage-backed securities to revalue lower than their carrying value and become less liquid. Auction rate notes and mortgage-backed securities will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these money market funds, auction rate notes and mortgage-backed securities for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. RAI considers the auction rate notes and mortgage-backed securities to be temporarily impaired as of September 30, 2008.
Cash Flows
     Net cash flows from operating activities were $828 million in the first nine months of 2008, compared with $1,288 million in the first nine months of 2007. This change was driven primarily by higher MSA and tax payments, partially offset by lower pension funding in 2008.
     Net cash flows from investing activities were $264 million in the first nine months of 2008, compared with $401 million in the prior-year period. This change was primarily driven by proceeds received as a result of the termination of the joint venture in 2008 compared with higher short-term investing net proceeds in the prior-year period.
     Net cash flows used in financing activities were $955 million in the first nine months of 2008, compared with $1,063 million in the prior-year period. This change was due to prior-year repayment of long-term debt, offset by higher stock repurchases and higher dividends per share in the current-year period.
Borrowing Arrangements
     As of September 30, 2008, RAI’s total consolidated debt consisted of RAI Notes in the aggregate principal amount of $4.3 billion, with maturity dates ranging from 2009 to 2037, and RJR notes in the aggregate principal amount of $129 million, with maturity dates ranging from 2009 to 2015.
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities.
     At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008.
     On June 28, 2007, RAI entered into the Credit Facility. The Credit Facility provides for a five-year, $550 million revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The Credit Facility’s maturity date of June 28, 2012, may be extended, at the discretion of the lenders upon RAI’s request, in two separate one-year increments.

     Lenders and their respective commitments in the Credit Facility, which are several, not joint, commitments, are listed below:

Lender	Commitment
JP Morgan Chase Bank, N.A.	$52.89
Citibank N.A.	52.89
Morgan Stanley Bank	52.00
Lehman Commercial Paper Inc.	52.00
Mizuho Corporate Bank, Ltd.	52.00
General Electric Capital Corporation	52.00
AG First Farm Credit Bank	52.00
Goldman Sachs Bank USA	35.00
Wachovia Bank, National Association	35.00
The Bank of Nova Scotia	35.00
The Bank of New York	35.00
Farm Credit Services of Minnesota Valley, PCA DBA FCS Commercial Finance Group	20.00
City National Bank of New Jersey	14.22
Farm Credit Bank of Texas	10.00

$550.00

     On October 9, 2008, Wells Fargo & Company reaffirmed that it is proceeding with its merger with Wachovia Corporation, the parent company of Wachovia Bank, National Association, pursuant to which Wells Fargo will acquire all of Wachovia Corporation and all its business and its obligations.
     At September 30, 2008, RAI had $12 million in letters of credit outstanding under the Credit Facility. At such date, no borrowings were outstanding, and the remaining $538 million of the Credit Facility was available for borrowing.
     On October 5, 2008, LCPI filed for protection under Chapter 11 of the federal Bankruptcy Code. RAI has never borrowed under the Credit Facility, but given LCPI’s bankruptcy filing, there can be no assurance that LCPI would loan to RAI LCPI’s pro rata share of any borrowing requests made by RAI. Subject to the terms and conditions in the Credit Facility, RAI has the right to replace a lender in certain circumstances, including upon a lender defaulting in its obligation to make loans. If any lender were to default in its obligation to make loans, there can be no assurance as to when or whether RAI could find an acceptable replacement lender.
     The Guarantors have guaranteed RAI’s obligations under the Credit Facility and under the Notes. During the second quarter of 2008, the collateral securing the Credit Facility, Notes and related guarantees was released as a result of certain corporate credit ratings actions by S&P and Moody’s. The collateral for the Credit Facility, Notes and related guarantees will be reinstated if RAI’s corporate credit rating issued by each of S&P and Moody’s is lowered to at least one level below the lowest rating level established as investment grade, or if RAI’s corporate credit rating issued by either S&P or Moody’s is lowered to at least two levels below the lowest rating level established as investment grade. For more information on the release of collateral, see note 10 to condensed consolidated financial statements (unaudited).
     Prior to the credit ratings actions described above, RAI had pledged substantially all of its assets, including the stock of its direct subsidiaries, to secure its obligations under the Credit Facility, and the Guarantors had pledged substantially all of their assets to secure their guarantees of RAI’s obligations under the Credit Facility. Also prior to such credit ratings actions, the Notes and related guarantees had been secured by any Principal Property, as such term is defined in the indenture governing the Notes, of RAI and certain of the Guarantors, and the stock, indebtedness or other obligations of RJR Tobacco.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2008.

Dividends
     On July 18, 2008, the board of directors of RAI declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on October 1, 2008, to shareholders of record as of September 10, 2008.
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
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of September 30, 2008, RAI had repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under the above share repurchase programs.
Capital Expenditures
     RAI’s operating subsidiaries’ cash capital expenditures were $95 million for each of the first nine months of 2008 and 2007. RAI’s operating subsidiaries plan to spend an additional $40 million to $50 million for capital expenditures in the fourth quarter of 2008, funded primarily by cash flows from operations. Most of the capital spending will be done in the RJR Tobacco segment. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2008.
Retirement Benefits
     Due to the adverse changes in the financial markets, RAI’s pension assets have been negatively impacted. Through September 30, 2008, the overall year-to-date rate of return on the investments for the pension assets was approximately negative 16.3%. RAI is assessing the asset allocation and investment strategy to determine if any adjustments may be appropriate in light of changes in the accounting for and regulation of pension plans, such as the adoption of the Pension Protection Act of 2006. Depending on the results of any new asset allocation and investment strategy, RAI may lower the expected long-term return on pension assets, referred to as the ELTRA. The ELTRA, current asset performance and the discount rate may impact the funded status of RAI’s pension plans, and possibly increase the funding requirements and pension expense in 2009.
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
     In addition, during 2009, the U.S. Congress likely will reconsider legislation regarding the regulation of tobacco products by the U.S. Food and Drug Administration, referred to as the FDA, as well as a further increase in the federal excise tax on cigarettes and other tobacco products. The U.S. Congress also may consider legislation regarding:
•	regulation of environmental tobacco smoke;

•	implementation of national fire standards compliance for cigarettes;

•	the FTC’s cigarette test method;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning of the delivery of tobacco products by the U.S. Postal Service.
     Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
     In February 2007, legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would have given the FDA broad regulatory authority over tobacco products. The proposals would have granted the FDA authority to impose product standards, including standards relating to, among other things, nicotine yields and smoke constituents, and would have reinstated the FDA’s 1996 proposed legislation that would have restricted marketing. The proposed legislation also would have governed modified risk products, including tobacco products using the descriptors “light”, “mild”, “low” or similar descriptors, and would have imposed new and larger warning labels on tobacco products. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007. The Health Subcommittee of the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on the bill on October 3, 2007, and passed H.R. 1108, the Family Smoking Prevention and Tobacco Control Act, on March 11, 2008. The full House Energy and Commerce Committee passed the bill on April 2, 2008. During the Committee’s consideration of the bill, changes were made granting small manufacturers additional time to comply with certain portions of the proposed regulatory scheme. Retailers received some clarification on enforcement penalties, but none of the changes could be classified as substantially changing the scope of the bill. On July 30, 2008, the U.S. House of Representatives passed the bill by a vote of 326-102. Congress recently adjourned without any further action on the bill. In 2009, it is likely that Congress will again take up the issue of FDA regulation of tobacco products.
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
     All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.75 per pack in New York. As of September 30, 2008, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.019, an increase compared to the 12-month rolling average of $0.914 as of December 31, 2007. As of September 30, 2008, three states had passed excise tax per pack increases in 2008: New York, a $1.25 increase, from $1.50 to $2.75 per pack, effective June 3, 2008; Massachusetts, a $1.00 increase, from $1.51 to $2.51 per pack, effective July 1, 2008; and New Hampshire, which approved a $0.25 increase, from $1.08 to $1.33 per pack, effective October 15, 2008. In addition, on January 1, 2008, the cigarette excise tax increased by $1.00 per pack in two states as a result of legislation passed in 2007: Maryland, from $1.00 to $2.00, and Wisconsin, from $0.77 to $1.77. On July 1, 2008, Vermont increased its cigarette excise tax rate by $0.20, to $1.99 per pack, the result of an increase passed in 2006 and implemented in 2006 and 2008. Hawaii increased its cigarette excise tax on September 30, 2008, as a result of a $1.20 tax passed in 2006, which is being implemented in $0.20 increments until 2011. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. The District of Columbia passed a $1.00 per pack increase, from $1.00 to $2.00, effective October 1, 2008.
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
     Forty-nine states also subject smokeless tobacco to excise taxes and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, may consider one during its current legislative session. As of September 30, 2008, 35 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. In 2008, two states passed legislation that changed their tax on moist snuff from an ad valorem tax to a weight-based tax: Utah’s tax changed from 35% to $0.75 per ounce, and New York’s tax changed from 37% to $0.96 per ounce, both effective July 1, 2008. Legislation to convert from an ad valorem to a weight-based tax also has been introduced in approximately 14 other states since January 1, 2008.
     On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. The TTB now is considering written comments that were received prior to the March 26, 2007, deadline. Both the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane, which are classified and sold as “little cigars,” would be re-classified as “cigarettes” under these proposed regulations. Although it is not possible to fully assess and quantify the negative impact of the proposed regulations, if adopted, on the little cigar products of Lane, the immediate impact would be to increase the federal excise tax on such products by more than tenfold. In addition, if little cigars are classified as cigarettes for federal excise tax purposes, it is possible that the states would take the position that MSA obligations also apply to these products.
     On July 8, 2008, the FTC published a notice in the Federal Register, stating its proposal to rescind its guidance, issued in 1966, indicating that factual statements of tar and nicotine yields based on the Cambridge Filter Method generally will not violate the FTC Act. Specifically, the FTC sought public comments, which were due on September 12, 2008, to address the following two questions: (1) “Should the Commission rescind its guidance that generally permits factual statements about tar and nicotine yields when such statements are based on a single test method the Cambridge Filter Method?”; and (2) “What effect, if any, would the Commission’s proposal likely have on consumers’ purchases of cigarettes and/or their smoking behavior? Will these changes be likely to affect smoking intensity, brand choice, and/or the decision whether to quit smoking, and if so, how? How else would the proposal likely affect consumers?” If it withdraws its guidance, the FTC has stated in its notice that advertisers should not use terms such as “per FTC method” or other phrases that state or imply FTC endorsement or approval of the Cambridge Filter Method or other machine-based test methods. The FTC has not indicated when it will publish final guidance on this issue. RJR Tobacco is currently unable to assess whether the proposed action by the FTC, if implemented, would have a material effect on RAI’s results of operations, financial position or cash flows.

     In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of September 30, 2008, 36 states in addition to New York, as well as Washington, D.C., had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to voluntarily convert all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
     On July 28, 2008, the San Francisco Board of Supervisors passed a ban on the sale of tobacco products in some pharmacies. The ban is effective October 1, 2008. A similar ban is also under consideration by the Boston Public Health Commission.
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
Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “—Tobacco Buyout Legislation and Related Litigation” in note 12 to condensed consolidated financial statements (unaudited).
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and Conwood, see “— Other Contingencies” in note 12 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing regulation and taxation of tobacco products, including the possible regulation of tobacco products by the FDA and a possible increase in the federal excise tax on tobacco products;

•	the possibility of further restrictions or bans on the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets, including bankruptcy of lenders participating in the Credit Facility and decreased availability of money market funds;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the rating of RAI’s securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
          Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in euros, British pounds, Swiss francs, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions, that are believed to be creditworthy at the time the contracts are entered, as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.
     The table below provides information about RAI’s financial instruments, as of September 30, 2008, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value[1]
Investments
Variable Rate	$2,339	—	—	$27	—	$108	$2,474	$2,474
Average Interest Rate	0.9%	—	—	4.1%	—	4.2%	1.1%	—
Debt
Fixed Rate	—	$200	$300	—	$450	$3,060	$4,010	$3,919
Average Interest Rate [2]	—	7.9%	6.5%	—	7.3%	7.3%	7.3%	—
Variable Rate	—	—	—	$400	—	—	$400	$382
Average Interest Rate [2]	—	—	—	3.7%	—	—	3.7%	—
Swaps
Notional Amount [3]	—	—	—	—	$450	$1,150	$1,600	$106
Average Variable Interest Pay Rate[2]	—	—	—	—	4.6%	4.1%	4.2%	—
Average Fixed Interest Receive Rate[2]	—	—	—	—	7.3%	7.1%	7.1%	—

[1]	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted market values.

[2]	Based upon contractual interest rates for fixed rate indebtedness or current market rates for LIBOR plus negotiated spreads for variable rate indebtedness.

[3]	RAI has swapped $1.6 billion of fixed rate debt to variable rate debt.
     RAI’s exposure to foreign currency transactions was not material to its results of operations for the nine months ended September 30, 2008, but may be in future periods in relation to activity associated with international operations of RAI’s subsidiaries. RAI currently has no hedges for its exposure to foreign currency. See “–Liquidity and Financial Condition” in Item 2 for additional information.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RJR Tobacco, Conwood or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 12 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Litigation” included in Part I, Item 2.
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
     The following table summarizes RAI’s purchases of its common stock during the third quarter of 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased [1]	Share	Programs	Programs [2]
July 1, 2008 to July 31, 2008	4,809	$55.06	—	$232

August 1, 2008 to August 31, 2008	1,251,275	$55.93	1,248,855	$162

September 1, 2008 to September 30, 2008	369,136	$53.49	365,175	$143

Third Quarter Total	1,625,220	$55.37	1,614,030	$143

[1]	RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.

[2]	On April 29, 2008, the board of directors of RAI authorized the repurchase, on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock. Concurrent with this authorization, the board of directors rescinded the $30 million repurchase authorized on February 5, 2008.

     Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

/s/ Thomas R. Adams Thomas R. Adams
Executive Vice President and
Chief Financial Officer
Date: October 24, 2008