Form 10-K
period 2008-12-31
REYNOLDS AMERICAN INC
filed 2009-02-23
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                                (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(336) 741-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered
Common stock, par value $.0001 per share	New York	Rights to Purchase Series A Junior	New York
Participating Preferred Stock

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2008, was approximately $7.9 billion, based on the closing price of $46.67. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 13, 2009: 291,458,868 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 23, 2009, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Reynolds American Inc., referred to as RAI, is a holding company for the second largest cigarette manufacturer in the United States, R. J. Reynolds Tobacco Company, and the second largest smokeless tobacco products manufacturer in the United States, Conwood Company, LLC. RAI was incorporated in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, RAI combined the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation and referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock, and previous RJR stockholders exchanged their shares of RJR common stock for approximately 58% of RAI’s outstanding common stock. Also, as a result of the B&W business combination, Lane, Limited, referred to as Lane, became a direct, wholly owned subsidiary of RAI after being acquired through an indirect subsidiary of BAT.

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

On May 31, 2006, RAI, through its newly formed subsidiary, Conwood Holdings, Inc., completed its $3.5 billion acquisition of a group of smokeless tobacco companies collectively referred to as the Conwood companies. The acquisition was funded by RAI borrowings, new debt securities issued by RAI and available cash. The acquisition of the Conwood companies was treated as a purchase of the Conwood companies’ net assets by RAI for financial accounting purposes.

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

Pursuant to requirements of the NYSE, in May 2008, the chief executive officer of RAI filed a form of Annual CEO Certification with the NYSE regarding RAI’s compliance with the NYSE’s corporate governance listing standards. In addition, RAI’s chief executive officer and chief financial officer have signed certifications required by the SEC regarding RAI’s public disclosures. These SEC certifications have been included as Exhibits 31.1 and 31.2 to this Form 10-K for the year ended December 31, 2008.

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiaries, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, and R. J. Reynolds Global Products, Inc., referred to as GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales, operating income and total assets attributable to each segment, see Item 8, note 20 to consolidated financial statements.

RAI Strategy

RAI’s strategy is focused on responding to a shift in consumer preferences by becoming a total tobacco company and competing through its operating subsidiaries in almost every category of tobacco products. RAI is also focused on delivering sustainable earnings growth, strong cash flow and enhanced long-term shareholder value through growth strategies for its operating companies. These strategies include growth in certain brands of RJR Tobacco’s cigarette business, growth and innovation in smokeless tobacco products, super-premium cigarette brand growth, opportunistic international expansion and selective portfolio enhancements. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RJR Tobacco

Overview

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, were five of the ten best-selling brands of cigarettes in the United States as of December 31, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.

RJR Tobacco primarily conducts its business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand has declined since 1981 and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 3.3% in 2008, to 345.3 billion cigarettes, 5.0% in 2007 and 2.4% in 2006. From year to year, shipments are impacted by various factors including price increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by the decreases in consumption, increases in federal and state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and smoking bans.

In connection with the B&W business combination in 2004, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally are prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States until July 2009. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI. Therefore, RJR Tobacco is dependent on the U.S. cigarette market.

Expanding beyond the cigarette market as an innovative tobacco company, in 2006, RJR Tobacco entered into a category of smokeless, spitless, tobacco known as snus. CAMEL Snus is pasteurized tobacco that is sold in a small pouch that provides convenient tobacco consumption. CAMEL Snus was launched in lead markets beginning in 2006, and is being expanded nationally during the first quarter of 2009. In addition, during 2008, RJR Tobacco announced a new line of smoke-free tobacco products called CAMEL Dissolvables. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth. CAMEL Dissolvables will be launched in lead markets beginning in the first half of 2009.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc. and Lorillard Tobacco Company, as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, which with other state settlement agreements are collectively referred to as the MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. For further discussion of the MSA, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in note 16 to consolidated financial statements in Item 8 and “— Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Based on data collected by Information Resources Inc./Capstone Research, Inc., referred to as IRI, during 2008, 2007 and 2006, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 51.2%, 51.1% and 50.8%, respectively. During these same years, RJR Tobacco had an overall share of 28.1%, 29.0% and 29.8%, respectively.

Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI, respectively. These two organizations are the primary sources of volume and market share data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants. However, you should not rely on the market share data reported by IRI as being precise measurements of actual market share because IRI is not able to effectively track the volume of all cigarette brands. RJR Tobacco believes that deep-discount brands made by small manufacturers have combined shipments of approximately 14% of total U.S. industry shipments. Accordingly, the retail share of market of RJR Tobacco and its brands as reported by IRI may overstate their actual market share.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail merchandising programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers has begun shifting to product innovation and expansion into new smokeless tobacco categories, such as moist snuff and snus, as well as finding efficient and effective means of balancing market share and profit growth. For example, in January 2009, Altria Group Inc., the parent company of Phillip Morris USA Inc., completed its acquisition of UST Inc., the largest smokeless tobacco products manufacturer in the United States.

Marketing

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail buydowns, periodic price reductions, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods including in, or on, the cigarette pack and by direct mail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” The cost of free product promotions, including federal excise tax, is recorded in cost of goods sold.

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

RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. During 2008, RJR Tobacco refined its brand portfolio and reclassified KOOL from a growth brand to a support brand. As a result, the growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, KOOL, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability.

Anti-tobacco groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products, and have encouraged smoking bans. The MSA and federal, state and local laws restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smokeless tobacco products. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in adult venues where permitted. RJR Tobacco suspended the use of print advertising for cigarettes in newspapers and consumer magazines in the U.S. during 2008, and is not planning to resume this type of advertising for cigarettes during 2009. RJR Tobacco is planning to use print advertising for CAMEL Snus and CAMEL Dissolvables in 2009.

Manufacturing and Distribution

RJR Tobacco owns its cigarette manufacturing facilities, located in the Winston-Salem, North Carolina area, known as the Tobaccoville manufacturing facility and the Whitaker Park complex. The Whitaker Park complex includes a manufacturing facility, a research and development facility, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a total production capacity of approximately 160 billion cigarettes per year.

RJR Tobacco sells its cigarettes primarily through distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers to its customers. No significant backlog of orders existed at December 31, 2008 or 2007.

Sales made by RJR Tobacco to McLane Company, Inc., a distributor, comprised 31%, 30% and 29% of RJR Tobacco’s revenue in 2008, 2007 and 2006, respectively. No other customer accounted for 10% or more of RAI’s consolidated revenue during those years. RJR Tobacco believes that its relationship with McLane is good. RJR Tobacco’s sales to McLane are not governed by any written supply contract; however, McLane and RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes and manages its supply and level of McLane’s inventory.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales in 2008 and approximately 6.0% in each of 2007 and 2006.

Raw Materials

In its production of tobacco products, RJR Tobacco uses U.S. and foreign, primarily Brazilian and Thai, burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey and Bulgaria. RJR Tobacco believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

RJR Tobacco purchases the majority of its U.S. flue-cured and burley leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. RJR Tobacco believes the relationship with its leaf suppliers is good.

Under the modified terms of settlement agreements with flue-cured and burley tobacco growers, and quota holders, RJR Tobacco is required, among other things, to purchase a minimum amount, in pounds and subject to adjustment based on its annual total requirements, annually of U.S. green leaf flue-cured and burley tobacco combined, through the 2015 crop year.

RJR Tobacco also uses other raw materials such as filter tow, filter rods and fire standards compliant paper, which are sourced from either one supplier or a few suppliers. RJR Tobacco believes it has reasonable measures in place designed to mitigate the risk posed by the limited number of suppliers of certain raw materials.

Conwood

Overview

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the seven best-selling brands of moist snuff in the United States as of December 31, 2008. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, which held the first or second position in market share in each category as of December 31, 2008. In addition, Conwood also distributes a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco. The operations of Lane are included in the Conwood segment.

The moist snuff category is divided into premium and price-value brands. The moist snuff category has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 7% in 2008 and have grown at an average rate of approximately 6% per year over the last four years, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years.

Moist snuff has been the key driver of Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 66% of Conwood’s revenue in 2008 and approximately 60% in 2007. Conwood offers KODIAK in the premium brand category and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 27.7% in 2008, 26.0% in 2007 and 25.1% in 2006 based on distributor-reported data processed by MSAi for distributor shipments to retail. Although moist snuff volume grew over 7% in 2008, Conwood’s moist snuff volume grew over 13% in 2008, attributable to its innovation, product development and brand building. GRIZZLY brand moist snuff had a 23.3% market share in 2008, 21.1% market share in 2007 and 19.4% market share in 2006.

Competition

Conwood is dependent on the U.S. smokeless tobacco market, where competition is significant. Conwood’s largest competitor is UST Inc., which had approximately 58.1% of the moist snuff market share in 2008, 60.6% in 2007 and 62.8% in 2006. The parent company of RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA Inc., completed its acquisition of UST Inc. in January 2009. Conwood also competes in the U.S. smokeless tobacco market with other domestic and international companies.

Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Marketing

Conwood’s brand portfolio strategy consists of investment brands, KODIAK and GRIZZLY, and selective and non-support brands that include all other brands. Among Conwood’s newest offerings are, GRIZZLY Wintergreen Pouches, moist snuff in a fleece pouch, and GRIZZLY Snuff, a traditional moist snuff style with an ultra-fine cut. GRIZZLY Pouches provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches represented approximately 6% of the total moist snuff market as of December 31, 2008, and demand continues to grow.

Conwood is committed to being an innovative industry leader and in the servicing of its customers’ needs, evidenced by the creative packaging of smokeless products, including the development of a foil pouch for chewing tobacco and a plastic can for moist snuff.

Manufacturing and Distribution

Conwood’s primary manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. Other facilities are located in Tucker, Georgia; Bowling Green, Kentucky; Sanford, North Carolina; and Springfield, Tennessee. Conwood owns all of its facilities. Conwood sells its products primarily to distributors, wholesalers and other direct customers, some of which are retail chains.

Sales made by Conwood to McLane Company, Inc. comprised 17% of Conwood’s consolidated revenue for 2008, 16% in 2007 and 17% in 2006. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Conwood believes that its relationship with McLane is good. Conwood’s sales to McLane are not governed by any written supply contract. No significant backlog of orders existed at December 31, 2008 or 2007.

Raw Materials

In its production of moist snuff and chewing tobacco, Conwood uses U.S. fire-cured and air-cured tobaccos as well as foreign, primarily Brazilian, burley and air-cured leaf tobaccos. Conwood purchases the majority of its U.S. flue-cured and air-cured leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. Conwood believes the relationship with its leaf suppliers is good.

Conwood believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

Consolidated RAI

RAI’s wholly owned operating subsidiary, Santa Fe, manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. On January 1, 2008, the management of RJR Tobacco’s super premium brands, including those licensed from BAT, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe.

During 2005, GPI acquired from JTI, its U.S. duty-free and U.S. overseas military businesses relating to certain brands. These rights were sold to JTI in 1999 as a part of the sale of RJR’s international tobacco business. During 2008, GPI sold NATURAL AMERICAN SPIRIT in Europe and Japan, as well as exported tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. In January 2009, the activities of GPI were transitioned to other operating subsidiaries of RAI. The management and export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco, and other indirect subsidiaries of RAI began selling NATURAL AMERICAN SPIRIT in Europe and Japan.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2008, 2007 and 2006 were $602 million, $600 million and $578 million, respectively.

Raw Materials

In 2004, the President signed legislation eliminating the U.S. government’s tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the tobacco industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries estimate that their overall share will approximate $2.4 billion to $2.8 billion prior to the deduction of permitted offsets under the MSA.

Research and Development

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2008, 2007 and 2006, was $59 million, $57 million and $58 million, respectively. The primary research and development activities of the operating subsidiaries are conducted at RJR Tobacco’s Whitaker Park complex. Scientists and engineers at this facility continue to work to create more efficient methods of preparing tobacco blends, as well as develop product enhancements, new products and packaging innovations. A focus for research and development activity is the development of potentially reduced exposure products, which ultimately may be recognized as products that present reduced risks to health.

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

In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to JTI. The sale agreement granted JTI the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also generally prohibits JTI and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States. In 2005, the U.S. duty-free and U.S. overseas military businesses relating to certain brands were acquired from JTI. These rights had been sold to JTI in 1999 as a part of the sale of RJR Tobacco’s international tobacco business.

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

Legislation and Other Matters Affecting the Tobacco Industry

The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish fire standards compliance for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in marketing of tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

In addition, during 2009, the U.S. Congress adopted legislation increasing the federal excise tax on cigarettes and other tobacco products, and likely will consider legislation regarding the regulation of the manufacture and sale of tobacco products by the FDA. The U.S. Congress also may consider legislation regarding:

•	regulation of environmental tobacco smoke;

•	implementation of a national fire standards compliance for cigarettes;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning the delivery of tobacco products by the U.S. Postal Service.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and likely will continue to have an adverse effect on the sale of tobacco products. For further discussion of the regulatory and legislative environment applicable to the tobacco industry, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.”

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI or RJR, or indemnitees, including B&W. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 16 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid basis for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

Employees

At December 31, 2008, RAI and its subsidiaries had approximately 6,600 full-time employees and approximately 300 part-time employees. The 6,600 full-time employees include approximately 4,800 RJR Tobacco employees and 1,100 Conwood employees. No employees of RAI or its subsidiaries are unionized.

Item 1A.	Risk Factors

RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their results of operations, cash flows and financial position. The risks below are not the only ones RAI and its subsidiaries face. Additional risks not currently known or currently considered immaterial also could affect RAI’s business. You should carefully consider the following risk factors in connection with other information included in this Annual Report of Form 10-K.

RAI’s operating subsidiaries could be subject to substantial liabilities and bonding difficulties from litigation related to cigarette products or smokeless tobacco products, thereby reducing operating margins and cash flows from operations. Adverse litigation outcomes could have a negative impact on RAI’s ability to continue to operate due to their impact on cash flows.

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

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In particular, class-action suits have been filed in a number of states against individual cigarette manufacturers, including RJR Tobacco, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. On December 15, 2008, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the U.S. Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. In light of this decision, it is likely that the stayed cases will be activated, additional cases may go to trial, new cases will be filed and defense costs will increase. In the event RJR Tobacco and its affiliates and indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco, depending upon the amount of any damages ordered, could face difficulties in obtaining the bond required to stay execution of the judgment. For a more complete description of these cases, see “— Class-Action Suits — ‘Lights’ Cases” in Item 8, note 16 to consolidated financial statements.

In addition, in Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994), the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. The ruling also permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny Cases. Although the final number of Engle Progeny Cases is not yet known, RJR Tobacco has been served in 3,156 cases on behalf of approximately 8,808 plaintiffs. The Engle Progeny Cases will result in increased litigation activity, including an increased number of trials in 2009, and increased expenses. For a more complete description of the Engle Progeny cases, see “— Engle Progeny Cases” in Item 8, note 16 to consolidated financial statements.

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

For a more complete description of the litigation involving RAI and its operating subsidiaries, including RJR Tobacco and the Conwood companies, see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 16 to consolidated financial statements.

As a result of the order issued in a case brought by the U.S. Department of Justice, RJR Tobacco could be subject to additional, substantial marketing restrictions, which would negatively impact revenue, increase related compliance costs and reduce operating margins of RJR Tobacco, and, consequently of RAI.

In September 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies. The government sought, in addition to other remedies, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering

“enterprise.” In August 2006, the court found certain defendants, including RJR Tobacco, liable for the RICO claims, but did not impose any direct financial penalties. Instead, the court, among other things, enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural,” and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health, and addiction.

Both sides have appealed. In October 2006, the U.S. Court of Appeals granted the defendants’ motion to stay pending the outcome of the defendants’ appeal. Oral argument occurred on October 14, 2008. A decision is pending. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order, such as the costs of corrective communications.

For a more complete description of this case, see “— Health-Care Cost Recovery Cases — Department of Justice Case” in Item 8, note 16 to consolidated financial statements.

RJR Tobacco’s overall retail market share of cigarettes has declined in recent years and is expected to continue to decline; if RJR Tobacco is not able to continue to grow market share of its growth brands, or develop, produce or market new alternative tobacco products profitably, results of operations, cash flows and financial position of RJR Tobacco and consequently, of RAI could be adversely impacted.

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years, and RJR Tobacco expects this market share to continue to decline. According to data from IRI, RJR Tobacco’s share of the U.S. cigarette retail market declined to 28.1% in 2008 from 29.0% in 2007, continuing a trend in effect for several years. If RJR Tobacco’s growth brands do not continue to grow market share, results of operations, cash flows and financial position will be adversely affected. In addition, consumer health concerns, changes in adult consumer preferences and changes in regulations require or cause RJR Tobacco to introduce new alternative tobacco products. Consumer acceptance of new products, such as CAMEL Snus or CAMEL Dissolvables, may not be achieved. Furthermore, RJR Tobacco may not find vendors willing to produce alternative tobacco products resulting in additional capital expenditures for RJR Tobacco.

RJR Tobacco is dependent on the U.S. cigarette market, which it expects to continue to decline, negatively impacting revenue.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI. In addition, in connection with the B&W business combination in 2004, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally are prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States until July 2009. Therefore, RJR Tobacco is dependent on the U.S. cigarette market. Price increases, restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors have reduced U.S. cigarette consumption. U.S. cigarette consumption is expected to continue to decline.

RJR Tobacco is RAI’s largest operating segment. As such, it is the primary source of RAI’s revenue, operating income and cash flows.

RJR Tobacco’s contract manufacturing agreements with BAT may end in 2014.

RJR Tobacco’s contract manufacturing for BAT accounted for 5% of total RAI sales and approximately 24% of total RJR Tobacco cigarette production in 2008. These contract manufacturing agreements may expire at the end of 2014. If BAT’s contracts are not renewed or extended, RJR Tobacco’s revenue, operating income and cash flows will be unfavorably impacted.

RAI’s operating subsidiaries are subject to significant limitations on advertising and marketing of tobacco products, which could harm the value of their existing brands or their ability to launch new brands, thus negatively impacting revenue.

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, certain of RAI’s operating subsidiaries, including RJR Tobacco, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. In addition, the MSA prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. The Conwood companies are not participants in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult tobacco users. Additional restrictions may be imposed legislatively or agreed to in the future. Recent proposals have included limiting tobacco advertising to black-and-white, text-only advertisements. Similar to the potential U.S. Food and Drug Administration, referred to as the FDA, restrictions described below, these limitations may make it difficult to maintain the value of existing brands or brand styles, and could significantly impair the ability of RAI’s operating subsidiaries to launch new brand styles.

In the U.S., tobacco products are subject to substantial and increasing regulation and taxation, which has a negative effect on revenue and profitability.

Tobacco products are subject to substantial federal and state excise taxes in the United States. On February 4, 2009, President Obama signed an increase of $0.62 in the federal excise tax per pack of cigarettes, for a total of $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. These tax increases are effective on April 1, 2009.

Under the SCHIP, the tax rate for chewing tobacco will increase $0.3083 per pound to $0.5033 per pound and will increase $0.925 per pound to $1.51 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, will increase $48.502 per thousand to $50.33 per thousand. Large cigars currently are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand. Under the SCHIP, the rate on large cigars will increase to 52.75% of the manufacturer’s price with a maximum rate of $0.4026 per cigar. In addition, the tax rate for roll-your-own tobacco will increase from $1.097 per pound to $24.78 per pound.

The increases in federal excise tax under the SCHIP are substantial, and, as a result, RAI expects its operating subsidiaries’ volume will be adversely impacted beginning in the second quarter of 2009.

In addition to federal and state excise taxes, certain city and county governments also impose substantial excise taxes on tobacco products sold. Increased excise taxes are likely to result in declines in overall sales volume and shifts by consumers to less expensive brands.

A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places. Private businesses also have adopted regulations that prohibit or restrict, or are intended to discourage, smoking. Such laws and regulations also are likely to result in a decline in the overall sales volume of cigarettes. For additional information on the issues described above, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

The proposed regulation of tobacco products by the Food and Drug Administration may adversely affect RAI’s sales and operating profit.

A bill that would grant the FDA, authority to regulate tobacco products was introduced in Congress in February 2007. On July 30, 2008, the U.S. House of Representatives passed the bill by a vote of 326-102. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007, but the Senate adjourned in 2008 without any further action on the bill. In 2009, it is likely that Congress will again take up the issue of FDA regulation of tobacco products.

It is anticipated that any proposed FDA regulation bill most likely would:

•	Require larger and more severe health warnings on packs and cartons;

•	Ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	Require the disclosure of ingredients and additives to consumers;

•	Require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	Allow the FDA to require the reduction of nicotine and the reduction or elimination of any other compound in tobacco products;

•	Prohibit the use of foreign grown tobacco that has been grown or processed with pesticides not approved under federal law for use in domestic tobacco farming and processing;

•	Allow the FDA to place more severe restrictions on the advertising, marketing and sale of cigarettes;

•	Permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	Grant the FDA the regulatory authority to impose broad additional restrictions.

It is possible that such additional regulation could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR Tobacco and Conwood which may have a material adverse effect on RAI’s results of operations, cash flows and financial condition. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against its larger competitors, including Philip Morris USA, Inc., who may be able to more quickly and cost-effectively comply with these new rules and regulations.

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

In addition, substantial payment obligations under the MSA adversely affect RJR Tobacco’s ability to compete with manufacturers of deep-discount cigarettes that are not subject to such substantial obligations. For a more complete description of the MSA, see “— Health-Care Recovery Cases — MSA” in Item 8, note 16 to consolidated financial statements.

Conwood’s largest competitor, UST Inc., was acquired by the parent company of Philip Morris USA, Inc. in January 2009. This acquisition of UST Inc. may change the competitive dynamics by combining pricing and merchandising display for cigarettes and smokeless tobacco products. Pricing pressure and limited merchandising display could adversely affect Conwood’s and RJR Tobacco’s market share, which would adversely affect RAI’s profitability and revenues.

Increases in commodity prices will increase costs and may reduce profitability.

Increases in the cost of tobacco leaf, other raw materials and other commodities used in RAI’s operating subsidiaries’ products could cause profits to decline.

Certain of RAI’s operating subsidiaries may be required to write-down intangible assets or goodwill due to impairment, thus reducing operating profit.

RAI conducts an impairment review of goodwill and intangible assets at least once a year, or more often if events or changes in circumstances indicate that the carrying value of the goodwill or intangible asset may not be recoverable. During 2008, RJR Tobacco repositioned its KOOL brand as a support brand from a growth brand, which resulted in an impairment charge of $173 million and an additional $3 million impairment charge was incurred during the annual testing of RJR Tobacco’s brands. Conwood recorded an impairment of $142 million related to KODIAK, as well as multiple loose leaf and little cigar brands, as a result of annual impairment testing. For more information on intangible asset impairment, see Item 8, note 3 to consolidated financial statements.

In addition, the recent passage of the SCHIP increases the federal excise tax on cigarettes by $0.62 per pack and significantly increases the federal tax on other tobacco products. These tax increases are effective April 1, 2009, and RAI’s operating subsidiaries expect the tax increases to significantly and adversely impact sales volume. RAI’s operating subsidiaries believe that the federal excise tax increase is an event that will require that their goodwill and trademarks be tested for impairment during the first quarter of 2009, and the resulting fair value of certain of their trademarks could be less than their carrying value. In particular, RJR Tobacco believes that impairment charges related to support and non-support cigarette brands are possible, and Conwood also believes that impairment charges related to certain brands are possible. No reasonable estimate of trademark impairment charges can be made at this time by RAI’s operating subsidiaries.

Changes in financial market conditions could result in higher costs and decreased profitability.

Changes in financial market conditions could negatively impact RAI’s foreign currency exchange rate risk, interest rate risk and the return on corporate cash, thus increasing costs and reducing profitability. During 2008, adverse conditions in the financial markets forced RAI to invest excess cash in either low interest funds or near zero interest funds, thereby, lowering interest income.

Adverse changes in liquidity in the financial markets could result in additional realized or unrealized losses on investments.

Continued adverse changes in the liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s investments, which would negatively impact RAI’s consolidated results of operations, cash flows and financial position. During 2008, RAI recorded $35 million of impairment losses from declines in the value of short-term and long-term investments. As of December 31, 2008, $69 million of unrealized losses remain in other comprehensive income (loss). For more information on investment losses, see Item 8, note 9 to consolidated financial statements.

RAI’s access to cash could be impacted by adverse changes in the financial markets and bankruptcy of financial institutions.

During 2008, Lehman Commercial Paper Inc., referred to as LCPI, filed for protection under Chapter 11 of the federal Bankruptcy Code. LCPI is a lender in RAI’s Fifth Amended and Restated Credit Agreement, which as subsequently amended, is referred to as the Credit Facility. There can be no assurance that LCPI would loan LCPI’s pro rata share of any borrowing requests made by RAI. For more information on participants in RAI’s Credit Facility, see “— Liquidity and Financial Condition” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

In addition, the adverse conditions in the financial markets during 2008, caused RAI to invest primarily in Treasury money market funds. If there were a high demand for cash from the Treasury money market funds, restrictions could be placed on the funds, preventing immediate withdrawal and RAI’s access to needed cash.

Increases in the cost of pension benefits or pension funding may reduce RAI’s profitability and cash flow.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to January 1, 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense and cash flows. Due to adverse changes in the financial markets, RAI’s rate of return in 2008 on pension assets was negative 30.1%. This unfavorable return, along with an unfavorable discount rate, will increase RAI’s required pension funding for 2009 to a minimum of $50 million and increase pension expense approximately $180 million in 2009. RAI actively seeks to control increases in pension costs, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability.

RJR Tobacco relies on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco and harm its reputation and consequently the operations and reputation of RAI.

In an effort to gain cost efficiencies, RJR Tobacco has either outsourced or is in the process of outsourcing many of its non-core business processes. Non-core business process functions include, but are not limited to, information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco may fail to operate effectively and fail to meet shipment demand.

RAI’s operating subsidiaries rely on a limited number of suppliers for direct materials. An interruption in service from any of these suppliers could adversely affect the results of operations, cash flows and financial position of RAI.

RAI’s operating subsidiaries rely on a limited number of suppliers for direct materials. If a supplier fails to meet any of RAI’s operating subsidiary’s demand for direct materials, the operating subsidiary may fail to operate effectively and may fail to meet shipment demand, adversely impacting RAI’s results of operations.

Certain of RAI’s operating subsidiaries face a customer concentration risk. The loss of this customer would result in a decline in revenue and have an adverse effect on cash flows.

Revenues from McLane Company, Inc., a distributor, comprised 29% of RAI’s consolidated revenues in 2008. The loss of this customer, or a significant decline in its purchases, could have a material adverse effect on revenue of RAI.

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

The agreement relating to RAI’s Credit Facility contains restrictive covenants that limit the flexibility of RAI and its subsidiaries. Breach of those covenants will result in a default under the agreement relating to the facility.

Restrictions in the agreement relating to RAI’s Credit Facility limit the ability of RAI and its subsidiaries to obtain future financing, and could impact the ability to withstand a future downturn in their businesses or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if RAI does not comply with these covenants, any indebtedness outstanding under the credit facility could become immediately due and payable. The lenders under RAI’s Credit Facility could refuse to lend funds if RAI is not in compliance with the covenants or could terminate the Credit Facility. If RAI were unable to repay accelerated amounts, the lenders under RAI’s Credit Facility could initiate a bankruptcy proceeding or liquidation proceeding.

For more information on the restrictive covenants in RAI’s Credit Facility, see Item 8, note 13 to consolidated financial statements.

RAI has substantial long-term debt, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

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

The ability of RAI to access the debt capital markets could be impaired if the credit rating of its debt securities falls below investment grade.

The outstanding notes issued by RAI and RJR are rated investment grade. In certain cases, if RAI’s credit rating falls below investment grade, RAI and certain of RAI’s subsidiaries, including its material domestic subsidiaries, referred to as the Guarantors, will be required to provide collateral to secure RAI’s Credit Facility and senior notes. In such event, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt was rated investment grade. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including limitations on indebtedness or similar restrictive covenants.

RAI’s credit ratings are influenced by some important factors not entirely within the control of RAI or its affiliates, such as tobacco litigation, the regulatory environment and the performance of suppliers and vendors to RAI’s operating subsidiaries. Moreover, because the kinds of events and contingencies that may impair RAI’s credit ratings and the ability of RAI and its affiliates to access the debt capital markets are often the same kinds of events and contingencies that could cause RAI and its affiliates to seek to raise additional capital on an urgent basis, RAI and its affiliates may not be able to issue debt securities or borrow money upon acceptable terms, or at all, at the times at which they may most need additional capital.

For more complete information on RAI’s borrowing arrangements, see Item 8, note 13 to consolidated financial statements.

B&W’s significant equity interest in RAI could be determinative in matters submitted to a vote by RAI shareholders, resulting in RAI taking actions that RAI’s other shareholders do not support. B&W also has influence over RAI by virtue of the governance agreement, which requires B&W’s approval before RAI takes certain actions.

B&W owns approximately 42% of the outstanding shares of RAI common stock. Only one other stockholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, B&W would have the power to determine the outcome of matters submitted to a shareholder vote.

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

Under the governance agreement, B&W, based upon its current equity stake in RAI, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is comprised of 13 persons, including B&W’s five designees. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

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

The executive offices of RAI and RJR Tobacco are located in Winston-Salem, North Carolina and the executive offices of the Conwood companies are located in Memphis, Tennessee. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and the Conwood companies’ manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; Bowling Green, Kentucky; Sanford, North Carolina; and Springfield, Tennessee. Included in the Conwood segment is Lane’s manufacturing facility, which is located in Tucker, Georgia. Santa Fe’s primary manufacturing facility is located in Oxford, North Carolina. An indirect subsidiary of RAI has a manufacturing facility located in Puerto Rico. All of RAI’s operating subsidiaries’ executive offices and manufacturing facilities are owned.

Item 3.	Legal Proceedings

See Item 8, note 16 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Ivey.  Ms. Ivey, 50, has been President and Chief Executive Officer of RAI since January 2004, and was elected the Chairman of the Board of RAI effective January 1, 2006. She served as Chairman of the Board of RJR Tobacco from July 2004 to May 2008. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. She served as President and Chief Executive Officer of B&W from 2001 to 2004. Ms. Ivey also served as a director of B&W from 2000 to 2004 and Chairman of the Board of B&W from January 2003 to 2004. Ms. Ivey commenced serving on the Board of RAI as of January 2004. She also is a member of the board of directors of R. R. Donnelley & Sons Company. In addition, Ms. Ivey is a member of the boards of directors of the United Way of Forsyth County, the Winston-Salem YWCA and the University of Florida Foundation; and she

serves on the boards of trustees of Wake Forest University, Senior Services, Inc. of Winston-Salem and Salem College.

Thomas R. Adams.  Mr. Adams, 58, was named Executive Vice President and Chief Financial Officer of RAI in January 2008, after having served as Senior Vice President and Chief Accounting Officer of RAI since March 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Technology Concepts & Design, Inc., Allegacy Federal Credit Union and the Old Hickory Council of the Boy Scouts of America and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell.  Ms. Caldwell, 48, was named Executive Vice President — Human Resources of RAI and RJR Tobacco in June 2008. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the board of trustees of Winston-Salem State University and the University of North Carolina Board of Visitors.

Daniel (Daan) M. Delen.  Mr. Delen, 43, joined RJR Tobacco as President and Chief Executive Officer in January 2007, and was elected Chairman of the Board of RJR Tobacco in May 2008. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006 and Senior Vice President of Marketing and Sales for B&W from 2001 to July 2004. He held various other positions with BAT after joining BAT in 1989.

Daniel A. Fawley.  Mr. Fawley, 51, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004. He was previously Vice President and Assistant Treasurer of RJR from 1999 until July 2004 and of RAI from July 2004 until September 2004. Mr. Fawley is a member of the Board of Trustees of the Arts Council Endowment Fund, Inc.

McDara P. Folan, III.  Mr. Folan, 50, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004. Mr. Folan served as Vice President, Deputy General Counsel and Secretary of RJR from June 1999 to July 2004, and has been Senior Vice President and Secretary and Director of RJR since July 2004. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. Mr. Folan serves on the advisory board for Brenner Children’s Hospital, the National Advisory Council of Reynolda House Museum of American Art and the board of advisors of Salem College and Academy and is Chairman of the board of trustees of the Arts Council of Winston-Salem and Forsyth County and a member of the board of trustees of the Arts Council Endowment Fund, Inc.

Jeffery S. Gentry.  Dr. Gentry, 51, was named RAI Group Executive Vice President in April 1, 2008. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004, after serving as Vice President — Product Development since 2000. Dr. Gentry joined RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

E. Julia (Judy) Lambeth.  Ms. Lambeth, 57, joined RAI as Executive Vice President — Corporate Affairs, General Counsel and Assistant Secretary in September 2006. Prior to joining RAI, Ms. Lambeth served as Corporate Secretary and Deputy General Counsel, Corporate Services for ConocoPhillips from 2002 to 2006. Ms. Lambeth is a member of the Wake Forest Law School Board of Visitors and serves on the board of directors of the Winston-Salem Symphony.

Tommy J. Payne.  Mr. Payne, 51, has been Executive Vice President — Public Affairs of RAI, after having been Executive Vice President — External Relations of RAI from July 2004 to November 2006 and RJR Tobacco from September 1999 to November 2006. Mr. Payne served as Executive Vice President — External Relations at RJR from July 1999 to July 2004. He held various positions after joining RJR in 1988. Mr. Payne serves on the board of directors and executive committee of the North Carolina Chamber and the board of directors of the Tobacco Manufacturers Association.

Frederick W. Smothers.  Mr. Smothers, 45, was named Senior Vice President and Chief Accounting Officer of RAI in January 2008, after having served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as CEO of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. From 1986 until 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

E. Kenan Whitehurst.  Mr. Whitehurst, 52, has been Senior Vice President — Strategy and Business Development of RAI since November 2006. He was previously Vice President — Investor Relations of RAI from July 2004 until November 2006. From January 2001 to July 2004, Mr. Whitehurst served as Vice President — Corporate Business Development for RJR Tobacco, after serving as its Vice President — Marketing from 2000 to 2001. Prior to 2000, he held various positions with RJR Tobacco after joining RJR Tobacco in 1988.

The chief executive officers of RAI’s other principal operating subsidiaries and other key employees are set forth below:

Nicholas Bumbacco.  Mr. Bumbacco, 44, will become President and Chief Executive Officer of Santa Fe effective March 1, 2009. Previously he served as President of GPI from September 2007 until March 2009. Mr. Bumbacco served as Vice President — Strategy Development for RJR Tobacco from January 2007 until September 2007. He served as President and Chief Executive Officer of Lane from October 2005 until January 2007 after being promoted from Vice President — Trade Marketing of Lane. Prior to October 2005, he held various positions with B&W since joining B&W in 1999.

William M. Rosson.  Mr. Rosson, 60, was President and Chief Executive Officer of Conwood Company, LLC from January 2005 until February 1, 2009. Mr. Rosson will remain an employee of Conwood Company, LLC in an advisory capacity until his retirement later in 2009. From 2001 until January 2005, Mr. Rosson served as Vice President of Administration of Conwood Company, LLC. Prior to 2001, Mr. Rosson held a number of positions at the Conwood companies since joining them in 1975.

Richard M. Sanders.  Mr. Sanders, 55, has been President and Chief Executive Officer of Santa Fe since RJR’s acquisition of Santa Fe in January 2002, and plans to resign from this position on March 1, 2009. Mr. Sanders will remain an employee of Santa Fe in an advisory capacity until his retirement later in 2009. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a former division of RJR Tobacco. He is Chairman of the board of directors of the Santa Fe Natural Tobacco Company Foundation, Vice-Chair of the board of directors of Santa Fe Economic Development, Inc., Chair of Santa Fe Future and a board member of Minnesota Resources.

Bryan K. Stockdale.  Mr. Stockdale, 50, was named President and Chief Executive Officer of Conwood Company, LLC effective February 1, 2009. He was previously Senior Vice President — Marketing Operations for RJR Tobacco from January 2006 until February 2009 and Vice President — Trade Marketing from September 1996 through December 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI’s common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On February 13, 2009, there were approximately 18,100 holders of record of RAI’s common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI’s common stock on February 13, 2009, was $37.76 per share.

The cash dividends declared, and high and low sales prices per share for RAI’s common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

			Cash
			Dividends
	Price Per Share		Declared per
	High	Low	Share

2008:
First Quarter	$72.00	$58.86	$0.85
Second Quarter	60.80	46.40	0.85
Third Quarter	57.73	45.61	0.85
Fourth Quarter	50.00	37.21	0.85
2007:
First Quarter	$66.19	$58.55	$0.75
Second Quarter	67.60	60.15	0.75
Third Quarter	67.02	60.34	0.85
Fourth Quarter	71.72	60.68	0.85

On February 3, 2009, the board of directors of RAI declared a quarterly cash dividend of $0.85, or $3.40 on an annualized basis, per common share. The dividends will be paid on April 1, 2009, to shareholders of record as of March 10, 2009.

The dividends reflect the stated policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP. On February 5, 2008, the board of directors of RAI authorized the repurchase of up to $30 million of outstanding shares of RAI common stock to offset the dilution from shares issued under certain equity-based benefit plans. This $30 million repurchase program was superseded on April 29, 2008, when RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock.

During 2008, RAI repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under the above share repurchase programs. To preserve liquidity, RAI did not make any stock purchases under the repurchase program in the fourth quarter of 2008.

Additionally during 2008, at a cost of $3 million, RAI purchased 57,223 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2008:

			Total Number of	Approximate Dollar
			Shares purchased	Value that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid Per Share	or Programs	or Programs

October 1, 2008 to October 31, 2008	3,149	$48.80	—	$143
November 1, 2008 to November 30, 2008	633	41.08	—	$143
December 1, 2008 to December 31, 2008	3,507	40.78	—	$143

Fourth Quarter Total	7,289	$44.27	—	$143

For equity-based benefit plan information, see Item 8, note 18 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on July 30, 2004, and ended on December 31, 2008, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN(1)
Among Reynolds American Inc. Common Stock, the S&P 500 Index
and the S&P Tobacco Index

	7/30/04(1)	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Reynolds American Inc.	100.00	108.49	138.18	198.80	210.52	137.48
S&P 500 Index	100.00	110.86	116.31	134.68	142.08	89.51
S&P Tobacco Index(2)	100.00	129.88	162.60	198.64	238.07	194.62

(1)	Assumes that $100 was invested in RAI common stock on August 2, 2004 (the first day of trading of RAI common stock), or in each index on July 30, 2004, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes the following companies: Altria Group Inc.; Lorillard Inc.; Philip Morris International; Reynolds American Inc.; and UST Inc.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2005 and 2004, are derived from audited consolidated financial statements not presented or incorporated by reference. The consolidated financial statements of RAI include the results of RJR through July 30, 2004, and of RAI from July 30, 2004 through December 31, 2008, including the acquired operations of B&W and Lane subsequent to July 30, 2004, and the Conwood companies subsequent to May 31, 2006. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:
Net sales(1)	$8,845	$9,023	$8,510	$8,256	$6,437
Income from continuing operations before extraordinary item(1)(2)(3)(4)	1,338	1,307	1,136	985	627
Income from discontinued operations	—	—	—	2	12
Extraordinary item — gain on acquisition	—	1	74	55	49
Net income	1,338	1,308	1,210	1,042	688
Per Share Data(5):
Basic income from continuing operations	4.58	4.44	3.85	3.34	2.83
Diluted income from continuing operations	4.57	4.43	3.85	3.34	2.81
Basic income from discontinued operations	—	—	—	0.01	0.06
Diluted income from discontinued operations	—	—	—	0.01	0.06
Basic income from extraordinary item	—	—	0.25	0.18	0.22
Diluted income from extraordinary item	—	—	0.25	0.18	0.22
Basic net income	4.58	4.44	4.10	3.53	3.11
Diluted net income	4.57	4.43	4.10	3.53	3.09
Basic weighted average shares, in thousands	292,445	294,385	295,033	294,790	221,556
Diluted average shares, in thousands	293,074	294,889	295,384	295,172	222,873
Cash dividends declared per share of common stock	$3.40	$3.20	$2.75	$2.10	$1.90
Balance Sheet Data (at end of periods):
Total assets	18,154	18,629	18,178	14,519	14,428
Long-term debt (less current maturities)	4,486	4,515	4,389	1,558	1,595
Shareholders’ equity	6,237	7,466	7,043	6,553	6,176
Cash Flow Data:
Net cash from operating activities	1,315	1,331	1,457	1,273	736
Net cash from (used in) investing activities	278	763	(3,531)	(989)	260
Net cash (used in) from financing activities	(1,206)	(1,312)	2,174	(450)	(467)
Other Data:
Ratio of earnings to fixed charges(6)	8.5	7.0	7.4	12.2	9.5

(1)	Net sales and cost of products sold exclude excise taxes of $1,890 million, $2,026 million, $2,124 million, $2,175 million and $1,850 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Includes gain on termination of joint venture of $328 million in 2008.

(3)	Includes restructuring and/or asset impairment charges of $90 million, $1 million, $2 million and $5 million for the years ended December 31, 2008, 2006, 2005 and 2004, respectively.

(4)	Includes trademark and/or goodwill impairment charges of $318 million, $65 million, $90 million, $200 million and $199 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(5)	All share and per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split.

(6)	Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2008 compared with 2007, and 2007 compared with 2006. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiaries, Santa Fe and GPI, among others, are included in All Other. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, were five of the ten best-selling brands of cigarettes in the United States as of December 31, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. As of January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK, two of the seven best-selling brands of moist snuff in the United States as of December 31, 2008. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products. Conwood’s products held the first or second position in market share in each category as of December 31, 2008. As a result of combining certain operations of Lane with the Conwood companies in 2007, Conwood began distributing a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. On January 1, 2008, the management of RJR Tobacco’s super premium brands, including those licensed from BAT, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe. During 2008, GPI sold NATURAL AMERICAN SPIRIT in Europe and Japan, as well as exported tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. In January 2009, the activities of GPI were transitioned to other operating subsidiaries of RAI. The management and export of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco and other indirect subsidiaries of RAI began selling NATURAL AMERICAN SPIRIT in Europe and Japan.

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

RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. During 2008, RJR Tobacco refined its brand portfolio strategy and reclassified KOOL from a growth brand to a support brand. As a result, the growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, KOOL, WINSTON, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand style. Expanding beyond the cigarette market as an innovative tobacco company, in 2006, RJR Tobacco entered into a category of smokeless, spitless tobacco, known as snus. CAMEL Snus is pasteurized tobacco that is sold in a small pouch that provides convenient tobacco consumption. CAMEL Snus was launched in lead markets beginning in 2006, and is being expanded nationally during the first quarter of 2009. In addition, during 2008, RJR Tobacco announced new smoke-free tobacco products called CAMEL Dissolvables. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth. CAMEL Dissolvables will be launched in lead markets beginning in the first half of 2009.

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail buydowns, periodic price reductions, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” The cost of free product promotions, including federal excise tax, is recorded in cost of goods sold.

Conwood

Conwood offers a range of differentiated smokeless and other tobacco products to adult consumers. The moist snuff category is divided into premium and price-value brands. The moist snuff category has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 7% in 2008 and have grown at an average rate of approximately 6% per year over the last four years, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years.

Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. The parent company of RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA, Inc., completed its acquisition of Conwood’s largest competitor, UST, in January 2009.

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

As discussed in Item 8, note 16 to consolidated financial statements, RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of February 6, 2009, RJR Tobacco had paid approximately $12 million since January 1, 2006, related to unfavorable judgments.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. RJR, including its subsidiary RJR Tobacco, have liabilities totaling $94 million that were recorded in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, the Conwood companies or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 16 to consolidated financial statements.

Settlement Agreements

RJR Tobacco, Santa Fe and Lane are participants in the Master Settlement Agreement, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — MSA” and “— MSA — Enforcement and Validity” in Item 8, note 16 to consolidated financial statements.

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles and are accounted for under Statement of Financial Accounting Standards, referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair values of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangibles could be impaired in future periods. See Item 8, note 3 to consolidated financial statements for a discussion of the impairment charges in connection with RAI’s ongoing application of SFAS No. 142.

Fair Value Measurement

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

On October 10, 2008, the Financial Accounting Standards Board, referred to as FASB, issued FASB Staff Position, referred to as FSP, No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

Investments

As of December 31, 2008, RAI held investments primarily in money market funds, auction rate securities and mortgage-backed securities. During 2008, certain money market funds were reclassified to short-term investments from cash equivalents due to the liquidity restrictions by the fund managers preventing immediate withdrawal. Adverse changes in financial markets caused certain auction rate securities and mortgage-backed securities to revalue lower than carrying value and become less liquid. Auction rate securities and mortgage-backed securities will not become liquid until a successful auction occurs or a buyer is found. These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss.

RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” to determine the classification of the impairment as temporary or other-than-temporary. For additional information relating to these investments, see Item 8, note 9 to consolidated financial statements.

Pension and Postretirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004. For additional information relating to pension and postretirement benefits, see Item 8, note 19 to consolidated financial statements.

Pension and postretirement expenses and reporting are determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Because pension and other postretirement obligations ultimately will be settled in future periods, the determination of annual expense and liabilities is subject to estimates and assumptions. RAI reviews these assumptions annually based on historic experience and expected future trends or coincidental with a major event and modifies them as needed. Demographic assumptions such as termination of employment, mortality or retirement are reviewed periodically as expectations change.

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

Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement assets have decreased due to significant decreases in fair value. These changes have resulted in an increase in charges to other comprehensive income (loss). These changes are expected to result in an increase in pension and postretirement expense in future years. The Pension Protection Act may require additional cash funding of the pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have had the following effects:

	1-Percentage Point
	Increase		1-Percentage Point Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2008 net periodic benefit cost	$(26)	$(6)	$16	$5
Effect on December 31, 2008, projected benefit obligation and accumulated postretirement benefit obligation	(485)	(127)	538	139

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2008 net periodic benefit cost	$(51)	$(3)	$51	$3

Income Taxes

Tax law requires certain items to be excluded or included in taxable income at different times than is required for book reporting purposes under SFAS No. 109, “Accounting for Income Taxes.” These differences may be permanent or temporary in nature. FASB Interpretation, referred to as FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” clarifies SFAS No. 109 by providing guidance for consistent reporting of uncertain income tax positions recognized in a company’s financial statements.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent and observable inputs and unobservable inputs based on the best information available. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008. RAI elected to defer SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to be effective as of January 1, 2009. For RAI, the deferral primarily applies to (1) nonfinancial assets and liabilities initially measured at fair value in business combinations; (2) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, trademark and other intangible impairment testing; (3) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (4) asset retirement obligations initially measured at fair value. RAI believes that the fair value measurements made in these circumstances would not necessarily be different from those that would be made had the provision of SFAS No. 157 been applied, and therefore the impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.

On October 10, 2008, the FASB, issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective immediately, including prior periods for which financial statements had not been issued. RAI adopted FSP No. FAS 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP No. FAS 157-3 had no impact on RAI’s consolidated results of operations, cash flows or financial position.

On January 13, 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP No. EITF 99-20-1 provides a more consistent determination of whether an other-than-temporary impairment, referred to as OTTI, has occurred and retains and emphasizes the OTTI guidance and required disclosures in SFAS No. 115, and FSP No. FAS 115-1 and FAS 124-1. RAI adopted FSP No. EITF 99-20-1 effective for periods ending after December 15, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for RAI as of January 1, 2009, and is not expected to impact results of operations, cash flows or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP No. FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and is applied prospectively to intangible assets acquired after the effective date. The adoption of FSP No. FAS 142-3 will require additional disclosure regarding renewal or extension assumptions and will not have a material impact on RAI’s results of operations, cash flows or financial position.

On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 132(R)-1 are to be provided for fiscal years ending after December 15, 2009. The adoption of FSP No. FAS 132(R)-1 in 2009 will not have an impact on RAI’s results of operations, cash flows or financial position.

Results of Operations

2008 Compared with 2007

	For the Twelve Months Ended December 31,
	2008	2007	% Change

Net sales:(1)
RJR Tobacco	$7,678	$7,945	(3.4)%
Conwood	723	670	7.9%
All other	444	408	8.8%

Net sales	8,845	9,023	(2.0)%
Cost of products sold(1)(2)	4,863	4,960	(2.0)%
Selling, general and administrative expenses	1,500	1,687	(11.1)%
Amortization expense	22	23	(4.3)%
Restructuring charge	90	—	NM (3)
Trademark impairment charges	318	65	NM (3)
Operating income:
RJR Tobacco	1,756	1,940	(9.5)%
Conwood	232	312	(25.6)%
All other	153	142	7.7%
Corporate expense	(89)	(106)	(16.0)%

	$2,052	$2,288	(10.3)%

(1)	Excludes excise taxes of:

	2008	2007

RJR Tobacco	$1,689	$1,847
Conwood	20	18
All other	181	161

	$1,890	$2,026

(2)	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change not meaningful.

In the third quarter of 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations will result in the elimination of approximately 600 full-time jobs, expected to be substantially completed by December 31, 2009.

Under existing benefit plans, $83 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $90 million. Of this charge, $81 million was recorded in the RJR Tobacco segment. Of the cash portion of the charge, $5 million was paid as of December 31, 2008. The cash benefits are expected to be substantially paid by December 31, 2010. Cost savings related to the restructuring are expected to be $42 million in 2009, $53 million in 2010 and $55 million on an annualized basis thereafter.

RJR Tobacco

Net Sales

Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
	2008	2007	% Change

Growth brands:
CAMEL excluding non-filter	23.3	24.2	(3.8)%
PALL MALL	8.6	7.1	20.8%

	31.8	31.3	1.7%
Support brands(2)	46.6	52.0	(10.3)%
Non-support brands	11.0	14.3	(23.3)%

Total domestic	89.5	97.6	(8.4)%

Total premium	55.9	60.9	(8.2)%
Total value	33.5	36.7	(8.7)%
Premium/Total mix	62.5%	62.4%
Industry(3):
Premium	251.1	259.9	(3.4)%
Value	94.2	97.3	(3.1)%

Total domestic	345.3	357.2	(3.3)%

Premium/Total mix	72.7%	72.8%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	During 2008, the KOOL brand was reclassified from a growth brand to a support brand.

(3)	Based on information from MSAi. Prior year amounts have been restated to reflect current methodology.

RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. During 2008, RJR Tobacco selectively reduced the number of products sold by discontinuing a number of low-margin and non-core brands and styles to reduce complexity and improve efficiency.

RJR Tobacco’s net sales for the year ended December 31, 2008, decreased $267 million, or 3.4%, from the year ended December 31, 2007, driven by $339 million attributable to lower volume, partially offset by improved pricing, net of promotional spending. RJR Tobacco’s decreases in net sales and shipment volume reflect intensified competitive activity in the first half of 2008, a decrease in consumption, wholesale inventory reductions, and the impact of RJR Tobacco’s selective brand and style reduction. In addition, RJR Tobacco’s consumers are believed to be more price-sensitive than consumers of competing brands and, therefore, are more negatively affected by the current adverse economic pressures. RJR Tobacco’s total domestic shipment volume decreased 8.4% in 2008 compared with 2007. Industry shipment volume for 2008 was down 3.3% compared with 2007.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI, were as follows(2)(3):

	For the Twelve Months Ended December 31,
			Share Point
	2008	2007	Change

Growth brands:
CAMEL excluding non-filter	8.0%	7.8%	0.3
PALL MALL	2.6%	2.1%	0.5

Total growth brands	10.7%	9.9%	0.8
Support brands	13.8%	14.7%	(0.9)
Non-support brands	3.6%	4.4%	(0.8)

Total domestic	28.1%	29.0%	(1.0)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(3)	In 2009, at the request of RJR Tobacco, IRI will revise its sampling model to better reflect the current retail environment.

The retail share of market of CAMEL’s filtered styles increased 0.3 share points in 2008 compared with 2007. During the first half of 2008, CAMEL launched updated packaging and smoother blends for its core styles. CAMEL also introduced CAMEL Crush in lead markets during the first quarter of 2008. CAMEL Crush is an innovative cigarette that uses RJR Tobacco’s technology to provide adult smokers the option of changing each cigarette from regular to menthol by crushing a capsule in the filter. CAMEL Crush was expanded nationally during the third quarter of 2008 and had a market share of 0.74 share points in the fourth quarter of 2008. As a result of repositioning KOOL to a support brand, RJR Tobacco is shifting focus to CAMEL’s menthol styles as the key driver in the growing menthol category.

CAMEL Snus expanded into a total of 17 markets in 2008 and is planning to expand nationally in the first quarter of 2009. Additionally, in October 2008, RJR Tobacco introduced new smoke-free tobacco products called CAMEL Dissolvables that include CAMEL Orbs, Sticks and Strips. CAMEL Dissolvables are made of finely milled tobacco, and dissolve completely in the mouth. They are designed to provide current adult smokers and smokeless tobacco users with additional, convenient, alternative ways to enjoy tobacco products. CAMEL Dissolvables are being launched in three lead markets beginning in the first half of 2009.

PALL MALL’s market share increased 0.5 share points in 2008 compared with 2007. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price. PALL MALL introduced more stylish, round-corner packs in the second quarter of 2008.

The combined share of market of RJR Tobacco’s growth brands during 2008 showed improvement over 2007. However, the decline in share of support and non-support brands more than offset the gains on the growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2008, decreased $184 million to $1,756 million, or 22.9% of net sales, from $1,940 million, or 24.4% of net sales, for the year ended December 31, 2007. The reclassification of KOOL to a support brand from a growth brand in the third quarter of 2008 triggered a non-cash trademark impairment of $173 million. An additional impairment charge of $3 million was recorded in the fourth quarter of 2008 as the result of annual impairment testing of all brand trademarks. The impairment charges were based on the excess of each brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

In addition, RJR Tobacco incurred a restructuring charge of $81 million in the second half of 2008 as a result of streamlining non-core business processes and programs and eliminating approximately 540 full-time positions. The trademark impairment charge and restructuring charge were partially offset by higher pricing and improvements in productivity. RJR Tobacco’s operating income was also negatively impacted by decreases in shipment volume due to intensified competitive activity in the first half of 2008, a decrease in consumption, wholesale inventory reductions, as well as RJR Tobacco’s selective style and brand reduction.

RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2008	2007

Settlements	$2,664	$2,791

Federal tobacco quota buyout	$240	$247

MSA settlement expenses are expected to be approximately $2.6 billion in 2009, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $230 million to $240 million in 2009. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in Item 8, note 16 to consolidated financial statements and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2008 and 2007, RJR Tobacco’s product liability defense costs were $96 million and $88 million, respectively.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 16 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in Item 8, note 16 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2009.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given RJR Tobacco’s experience in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco anticipates that its product liability defense costs will increase in 2009, compared with the most recent years. See “— Litigation Affecting the Cigarette Industry — Engle Progeny Cases” and “— Litigation Affecting the Cigarette Industry — Class Action Suits — Engle Case” in Item 8, note 16 to consolidated financial statements for additional information. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

Conwood

Net Sales

The moist snuff shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Twelve Months Ended
	December 31,
	2008	2007	% Change

Premium:
KODIAK	51.0	53.2	(4.2)%
Other	2.8	3.2	(12.5)%

	53.8	56.4	(4.5)%
Price-value:
GRIZZLY	279.6	237.0	18.0%
Other	1.7	2.2	(22.7)%

	281.3	239.2	17.6%

Total moist snuff	335.2	295.6	13.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 66% of Conwood’s revenue in 2008 and approximately 60% in 2007. Conwood’s key brands include KODIAK in the premium brand category and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 27.7% in 2008 and 26.0% in 2007 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Although moist snuff volume grew over 7% in 2008, Conwood’s moist snuff volume grew over 13% in 2008, attributable to its innovation, product development and brand building.

The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Twelve Months Ended
	December 31,
			Share
	2008	2007	Point Change

Premium:
KODIAK	4.0%	4.4%	(0.4)
Other	0.3%	0.3%	—

	4.3%	4.7%	(0.4)
Price-value:
GRIZZLY	23.3%	21.1%	2.2
Other	0.1%	0.2%	(0.1)

	23.4%	21.3%	2.1

Total moist snuff	27.7%	26.0%	1.7

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

Conwood’s net sales for the year ended December 31, 2008, were $723 million compared with $670 million for the year ended December 31, 2007. Moist snuff sales generated the increase over the prior-year period, led by GRIZZLY, Conwood’s leading price-value moist snuff brand.

GRIZZLY had a 23.3% share of moist snuff shipments in 2008, an increase of 2.2 share points from 2007, despite further narrowing of the price gap between premium brands and value brands, such as GRIZZLY. In 2008, Conwood expanded nationally the launch of two new GRIZZLY styles, GRIZZLY Wintergreen Pouches and GRIZZLY Snuff, to build on the brand’s momentum and aid in its share growth. Building on its pouch success, GRIZZLY is launching mint and straight styles in the first quarter of 2009.

The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, declined 0.4 share points in 2008 compared with 2007 due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession.

Operating Income

Conwood’s operating income for the year ended December 31, 2008, decreased to $232 million, or 32.1% of net sales, from $312 million, or 46.5% of net sales for 2007. This change is due to increased price-value volume and higher pricing offset primarily by trademark impairment. The annual impairment testing of trademarks in the fourth quarter of 2008 resulted in a charge of $142 million compared with $32 million in 2007. The 2008 impairment occurred on several of Conwood’s brands, including KODIAK, which reflected the demand shift from premium to price-value brands, as well as multiple loose leaf and little cigar brands. The impairment charges were based on the excess of each brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

All Other

All Other sales for the year ended December 31, 2008, were favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. Operating income for the 2008 year increased as a result of lower marketing expenses in 2008 as compared with 2007.

RAI Consolidated

Gain on termination of joint venture of $328 million in 2008 resulted from the termination of the Reynolds-Gallaher International Sarl joint venture. See Item 8, note 5 to consolidated financial statements for additional information related to the joint venture termination.

Interest and debt expense was $275 million for the year ended December 31, 2008, a decrease of $63 million over the comparable prior year. This decrease was primarily due to lower effective interest rates and lower outstanding debt in 2008 as compared with 2007.

Interest income was $60 million for the year ended December 31, 2008, a decrease of $74 million compared with the year ended December 31, 2007. This decrease was the result of investing available cash at lower interest rates in 2008.

Other expense (income) net was expense of $37 million for the year ended December 31, 2008, an increase of $26 million compared with the year ended December 31, 2007. Impairments on investments deemed other-than-temporary of $35 million were expensed in 2008.

Provision for income taxes was $790 million, or an effective rate of 37.1%, for the year ended December 31, 2008, compared with $766 million, or an effective rate of 37.0%, for the year ended December 31, 2007. The 2008 provision was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.

RAI expects its effective tax rate to be approximately 38% in 2009.

2007 Compared with 2006

	For the Twelve Months Ended December 31,
	2007	2006	% Change

Net sales:(1)
RJR Tobacco	$7,945	$7,707	3.1%
Conwood	670	409	NM (3)
All other	408	394	3.6%

Net sales	9,023	8,510	6.0%
Cost of products sold(1)(2)	4,960	4,803	3.3%
Selling, general and administrative expenses	1,687	1,658	1.7%
Amortization expense	23	28	(17.9)%
Restructuring and asset impairment charges	—	1	NM (3)
Goodwill and trademark impairment charges	65	90	NM (3)
Operating income:
RJR Tobacco	1,940	1,682	15.3%
Conwood	312	181	NM (3)
All other	142	165	(13.9)%
Corporate expense	(106)	(98)	8.2%

	$2,288	$1,930	18.5%

(1)	Excludes excise taxes of:

	2007	2006

RJR Tobacco	$1,847	$1,966
Conwood	18	13
All other	161	145

	$2,026	$2,124

(2)	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change is not meaningful.

RJR Tobacco

Net Sales

RJR Tobacco’s net sales for the year ended December 31, 2007, increased $238 million from the prior year, primarily due to higher pricing coupled with lower discounting, partially offset by the impact of total volume decrease of $479 million.

Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
	2007	2006	% Change

Growth brands:
CAMEL excluding non-filter	24.2	23.5	3.1%
PALL MALL	7.1	6.4	10.3%

	31.3	29.9	4.7%
Support brands(2)	52.0	55.8	(6.8)%
Non-support brands	14.3	18.3	(21.9)%

Total domestic	97.6	104.0	(6.2)%

Total premium	60.9	64.0	(4.8)%
Total value	36.7	40.0	(8.1)%
Premium/Total mix	62.4%	61.6%
Industry(3):
Premium	259.9	270.4	(3.9)%
Value	97.3	105.6	(7.9)%

Total domestic	357.2	376.0	(5.0)%

Premium/Total mix	72.8%	71.9%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	During 2008, the KOOL brand was reclassified from a growth brand to a support brand.

(3)	Based on information from MSAi. Prior year amounts have been restated to reflect current methodology.

RJR Tobacco’s total domestic shipment volume decreased 6.2% in 2007 compared with the prior year, reflecting both a decline in total cigarette consumption and a decline in market share.

RJR Tobacco’s premium shipments as a percentage of total shipments increased during 2007 compared with the prior year, driven by CAMEL. CAMEL provided innovation with CAMEL No. 9 and CAMEL Signature

Blends, which were introduced during the first half of 2007, and the expansion to national distribution of two new CAMEL No. 9 styles in the third quarter of 2007. CAMEL’s menthol styles increased in popularity in 2007 as well. CAMEL Snus pioneered the development of a new category of smokeless, spitless tobacco products in the U.S. RJR Tobacco expanded the introduction of CAMEL Snus from two lead markets into six additional markets in 2007.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI, were as follows(2):

	For the Twelve Months Ended December 31,
			Share Point
	2007	2006	Change

Growth brands:
CAMEL excluding non-filter	7.8%	7.4%	0.4
PALL MALL	2.1%	1.9%	0.3

Total growth brands	9.9%	9.3%	0.6
Support brands	14.7%	15.2%	(0.5)
Non-support brands	4.4%	5.3%	(0.8)

Total domestic	29.0%	29.8%	(0.7)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because IRI is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

The retail share of market of CAMEL’s filtered styles increased 0.4 share points in 2007 from 2006. CAMEL’s focus remained on brand innovation in 2007. In the first half of 2007, CAMEL introduced CAMEL Signature Blends, a collaborative effort with adult smokers. Also in the first half of 2007, CAMEL introduced CAMEL No. 9 in regular and menthol styles designed to appeal to adult female smokers. CAMEL No. 9, 100mm styles, were introduced during the third quarter of 2007. PALL MALL’s market share continued to grow, gaining 0.3 share points in 2007 over 2006. PALL MALL offers a longer-lasting cigarette with a premium heritage at a less-than-premium price.

The combined share of market of RJR Tobacco’s growth brands during 2007 showed improvement over the prior year. However, the decline in share of support and non-support brands more than offset the gains on the growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2007 increased $258 million to $1,940 million, or 24.4% of net sales, from $1,682 million, or 21.8% of net sales for the year ended December 31, 2006. Improvements in pricing, product mix, productivity and pension expense were partially offset by volume declines and increased MSA settlement payments during 2007.

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

RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2007	2006

Settlements	$2,791	$2,589

Federal tobacco quota buyout	247	258
Federal quota tobacco stock liquidation assessment	—	(9)

Total quota buyout expense	$247	$249

For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in Item 8, note 16 to consolidated financial statements and “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2007 and 2006, RJR Tobacco’s product liability defense costs were $88 million and $105 million, respectively. An improved litigation environment and efficient and effective management of cost contributed to the decline in product liability cost in 2007.

Conwood

Net Sales

Conwood’s net sales for the year ended December 31, 2007, were $670 million compared with $409 million for the year ended December 31, 2006. The acquisition of the Conwood companies occurred on May 31, 2006, and consequently, the RAI consolidated statements of income include only the results of operations of the Conwood companies subsequent to May 31, 2006. Additionally, prior year comparative results of Lane operations that were transferred to Conwood on January 1, 2007, have been reclassified.

The shares of Conwood’s moist snuff products and volume discussion presented below include periods prior to the acquisition by RAI for enhanced analysis. The shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Twelve Months Ended
	December 31,
	2007	2006	% Change

Premium:
KODIAK	53.2	56.7	(6.2)%
Other	3.2	3.5	(8.6)%

	56.4	60.2	(6.3)%
Price-value:
GRIZZLY	237.0	202.1	17.3%
Other	2.2	3.1	(29.0)%

	239.2	205.2	16.6%

Total moist snuff	295.6	265.4	11.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Twelve Months Ended
	December 31,
			Share
	2007	2006	Point Change

Premium:
KODIAK	4.4%	5.1%	(0.7)
Other	0.3%	0.3%	—

	4.7%	5.4%	(0.7)
Price-value:
GRIZZLY	21.1%	19.4%	1.7
Other	0.2%	0.3%	(0.1)

	21.3%	19.7%	1.6

Total moist snuff	26.0%	25.1%	0.9

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

GRIZZLY, Conwood’s leading price-value moist snuff brand, had a market share of 21.1% of moist snuff shipments for 2007, an increase of 1.7 points from the prior year. Conwood completed its national roll-out of GRIZZLY Long-Cut Natural in the second quarter of 2007 and began testing two new GRIZZLY styles, GRIZZLY Wintergreen Pouches and GRIZZLY Snuff, to build on the brand’s momentum. GRIZZLY Wintergreen Pouches are moist snuff in a fleece pouch, and GRIZZLY Snuff is a traditional moist snuff style with an ultra-fine cut. The shipment share of KODIAK, Conwood’s leading premium moist snuff brand, was adversely impacted compared with the prior year due to competitive discounting and promotions.

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

All Other

All Other sales for the year ended December 31, 2007, were favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. Operating income for 2007 was unfavorably impacted by an increase in corporate expenses as well as an increase in selling expenses associated with an increase in Santa Fe’s sales force.

RAI Consolidated

Interest and debt expense was $338 million for the year ended December 31, 2007, an increase of $68 million over the prior year. This increase was primarily due to a full year of interest on the debt incurred by RAI to fund the acquisition of the Conwood companies in May 2006.

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

Provision for income taxes was $766 million, or an effective rate of 37.0%, for the year ended December 31, 2007, compared with $673 million, or an effective rate of 37.2%, for the year ended December 31, 2006. The 2007 provision was favorably impacted by a decrease in nondeductible items and an increase in the Qualified Production Activity Income deduction. The 2006 provision was adversely impacted by nondeductible items, including certain expenditures related to ballot initiatives, offset by the resolution of certain prior years’ tax matters that resulted in a reduction of income tax expense of $17 million.

Extraordinary item included a gain of $1 million for the year ended December 31, 2007, and $74 million for the year ended December 31, 2006, related to the 2000 acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, primarily from settlement of tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.

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

The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, accelerated declines in consumption, particularly from increases in regulation or excise taxes, or adverse impacts from financial markets, cannot be predicted. RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

RAI has evaluated the liquidity of key suppliers and significant customers in 2008. Where there were liquidity concerns identified with key suppliers, contingency plans are being developed. To date, no business interruptions have occurred caused by key supplier liquidity. No liquidity issues were identified regarding significant customers.

As of December 31, 2008, RAI held investments primarily in money market funds, auction rate securities and mortgage-backed securities. During 2008, certain money market funds were reclassified to short-term investments from cash equivalents due to liquidity restrictions by the fund managers preventing immediate withdrawal. Given such restrictions, these funds will not be available until the underlying investments mature or are sold. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. During 2008, the auction rate securities and mortgage-backed security were reclassified to long-term investments from short-term investments as liquidation of these securities was not expected to occur within one year. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these money market funds, auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. At December 31, 2008, RAI considered the mortgage-backed security, the auction rate securities linked to corporate credit risk and one of the auction rate securities related to financial insurance companies to be temporarily impaired. The remaining auction rate securities related to financial insurance companies were considered other-than-temporarily impaired by RAI at December 31, 2008.

Contractual obligations as of December 31, 2008 were as follows:

	Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2009	2010-2011	2012-2013	Thereafter

Long-term notes, exclusive of interest(1)	$4,410	$200	$700	$1,135	$2,375
Interest payments related to long-term notes(1)	2,034	233	425	336	1,040
Operating leases(2)	68	16	26	18	8
Non-qualified pension obligations(3)	67	6	13	13	35
Postretirement benefit obligations(3)	814	79	164	165	406
Qualified pension funding(3)	44	44	—	—	—
Purchase obligations(4)	905	141	287	194	283
Other noncurrent liabilities(5)	98	N/A	63	10	25
MSA obligations(6)	12,400	2,650	4,950	4,800	—
Gross unrecognized tax benefit(7)	97
Federal tobacco buyout obligations(8)	1,470	250	480	490	250

Total cash obligations	$22,407	$3,619	$7,108	$7,161	$4,422

(1)	For more information about RAI’s long-term notes, see Item 8, note 14 to consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 16 to consolidated financial statements for additional information.

(3)	For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 19 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on the Pension Protection Act and tax deductibility and is not reasonably estimable beyond one year.

(4)	Purchase obligations primarily include commitments to acquire tobacco leaf. Purchase orders for the purchase of other raw materials and other goods and services are not included in the table. RAI’s operating subsidiaries are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for the purchase of goods or services are defined by RAI’s operating subsidiaries as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders of RAI’s operating subsidiaries are based on current demand expectations and are fulfilled by vendors within short time horizons. RAI’s operating subsidiaries do not have significant non-cancelable agreements for the purchase of raw materials or other goods or services specifying minimum quantities or set prices that exceed our expected requirements. RAI’s operating subsidiaries also enter into contracts for outsourced services; however, the obligations under these contracts were generally not significant and the contracts generally contain clauses allowing for the cancellation without significant penalty.

(5)	Other noncurrent liabilities include primarily restructuring and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, including RJR’s liabilities recorded in 1999 related to certain indemnification claims, for which timing of payments are not estimable. For more information about RJR’s indemnification obligations, see Item 8, note 16 to consolidated financial statements.

(6)	MSA obligation amounts in the aggregate beyond five years are not meaningful as these are obligations into perpetuity. For more information about the MSA, see Item 8, note 16 to consolidated financial statements.

(7)	Gross unrecognized tax benefit of $97 million relates to the adoption of FIN No. 48. For more information, see Item 8, note 12 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and Item 8, note 16 to consolidated financial statements.

Commitments as of December 31, 2008 were as follows:

	Commitment Expiration
	Period
		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$12	$12

Total commitments	$12	$12

Cash Flows

2008 Compared with 2007

Net cash flows from operating activities were $1,315 million in 2008, compared with $1,331 million in 2007. This change was driven primarily by higher MSA and tax payments, partially offset by lower pension funding in 2008.

Net cash flows from investing activities were $278 million in 2008, compared with $763 million for the prior year. This change was primarily driven by higher short-term investing net proceeds in 2007 that more than offset the proceeds received as a result of the termination of the joint venture in 2008.

Net cash flows used in financing activities were $1,206 million in 2008, compared with $1,312 million in 2007. This change was due to prior-year repayment of long-term debt, offset by higher stock repurchases and higher dividends per share in 2008.

2007 Compared with 2006

Net cash flows from operating activities were $1,331 million in 2007, compared with net cash flows from operating activities of $1,457 million in 2006. This decrease was the result of higher income tax and interest payments in 2007, partially offset by increased net income in 2007.

Net cash flows from investing activities were $763 million in 2007, compared with net cash flows used in investing activities of $3,531 million in 2006. This change was primarily driven by the acquisition of the Conwood companies in 2006 and higher net proceeds from the sale of short-term investments in 2007.

Net cash flows used in financing activities were $1,312 million in 2007, compared with net cash flows provided by financing activities of $2,174 million in 2006. This change reflects prior year RAI debt issuances related to the acquisition of the Conwood companies, as well as increased dividend payments, long-term debt repayment and repurchase of RAI common stock in 2007.

Borrowing Arrangements

As of December 31, 2008, RAI’s total consolidated debt consisted of RAI notes in the aggregate principal amount of $4.3 billion, with maturity dates ranging from 2009 to 2037, and RJR notes in the aggregate principal amount of $129 million, with maturity dates ranging from 2009 to 2015. See Item 8, note 14 to consolidated financial statements for more information on these notes.

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities. On December 31, 2008, interest rate swaps existed on $1.6 billion of fixed-

rate notes. When entered into, these swaps were designated as hedges of underlying exposures. On January 6, 2009, RAI and RJR entered into offsetting interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. These swaps were entered into with the same financial institution that holds notional amount of $1.5 billion of current swaps and have a technical right of offset. The future cash flows, established as a result of entering into the January 6, 2009, swaps, totals $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the swap agreements on January 6, 2009, RAI de-designated the current swaps as fair value hedges.

On January 7, 2009, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. The resulting gain of approximately $12 million will be amortized to effectively reduce interest expense over the remaining life of the notes.

As a result of these actions, RAI and RJR have effectively converted $1.6 billion of fixed-rate notes swapped to a variable rate of interest, to a fixed rate of interest of approximately 4.0%.

At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008.

On June 28, 2007, RAI entered into the Credit Facility, which provides for a five-year, $550 million revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The Credit Facility’s maturity date of June 28, 2012, may be extended by one year, at the discretion of the lenders upon RAI’s request.

Lenders and their respective commitments in the Credit Facility, which are several, not joint, commitments, are listed below:

Lender	Commitment

JP Morgan Chase Bank, N.A.	$52.89
Citibank N.A.	52.89
Morgan Stanley Bank	52.00
Lehman Commercial Paper Inc. (LCPI)	52.00
Mizuho Corporate Bank, Ltd.	52.00
General Electric Capital Corporation	52.00
AG First Farm Credit Bank	52.00
Goldman Sachs Bank USA	35.00
Wachovia Bank, National Association	35.00
The Bank of Nova Scotia	35.00
The Bank of New York	35.00
Farm Credit Services of Minnesota Valley, PCA DBA FCS Commercial Finance Group	20.00
City National Bank of New Jersey	14.22
Farm Credit Bank of Texas	10.00

$550.00

At December 31, 2008, RAI had $12 million in letters of credit outstanding under the Credit Facility. At such date, no borrowings were outstanding, and the remaining $538 million of the Credit Facility was available for borrowing.

On December 31, 2008, Wells Fargo & Company completed its merger with Wachovia Corporation, the parent company of Wachovia Bank, National Association, pursuant to which Wells Fargo acquired all of Wachovia Corporation and all its businesses and its obligations.

On October 5, 2008, LCPI filed for protection under Chapter 11 of the federal Bankruptcy Code. RAI has never borrowed under the Credit Facility, but given LCPI’s bankruptcy filing, there can be no assurance that LCPI would loan LCPI’s pro rata share of any borrowing requests made by RAI. Subject to the terms and conditions in the Credit Facility, RAI has the right to replace a lender in certain circumstances, including upon a lender defaulting in its obligation to make loans. If any lender were to default in its obligation to make loans, there can be no assurance as to when or whether RAI could find an acceptable replacement lender.

Certain of RAI’s subsidiaries, including the Guarantors, have guaranteed RAI’s obligations under the Credit Facility and under RAI’s outstanding senior notes, referred to as the Notes. During the second quarter of 2008, the collateral securing the Credit Facility, Notes and related guarantees was released as a result of certain corporate credit ratings actions by S&P and Moody’s. The collateral for the Credit Facility, Notes and related guarantees will be reinstated if RAI’s corporate credit rating issued by each of S&P and Moody’s is lowered to at least one level below the lowest rating level established as investment grade, or if RAI’s corporate credit rating issued by either S&P or Moody’s is lowered to at least two levels below the lowest rating level established as investment grade. For more information on the release of collateral, see note 13 to consolidated financial statements.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2008.

Dividends

On February 3, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend will be paid on April 1, 2009, to shareholders of record as of March 10, 2009. On an annualized basis, the dividend rate is $3.40 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Stock Repurchases

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of December 31, 2008, RAI had repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under the above share repurchase programs. To preserve liquidity, RAI did not make any stock purchases under the repurchase program in the fourth quarter of 2008.

Additionally during 2008, at a cost of $3 million, RAI purchased 57,223 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries’ recorded cash capital expenditures of $113 million, $142 million and $136 million in 2008, 2007 and 2006, respectively. Of the 2008 amount, $62 million related to RJR Tobacco and $34 million related to Conwood. RJR Tobacco plans to spend $60 million to $70 million for capital expenditures during 2009, primarily on non-discretionary business requirements, and Conwood plans to spend $100 million to $110 million in 2009, primarily on non-discretionary capacity expansion. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2008.

Retirement Benefits

Due to the adverse changes in the financial markets, RAI’s pension assets have been negatively impacted. In 2008, the overall rate of return on the investments for the pension assets was approximately negative 30.1%. RAI assessed the asset allocation and investment strategy and will phase in appropriate changes to balance funded status, interest rate risk and asset returns. Once fully implemented, these changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income and alternatives. As a result of changes to the asset allocation and investment strategy, RAI lowered the expected long-term return on pension assets, referred to as the ELTRA, to 8.25%, beginning in 2009, from 8.74% . The ELTRA, asset allocation, current asset performance and the discount rate may impact the funded status of RAI’s pension plans, and as a result RAI will contribute a minimum of $50 million to the pension assets in 2009 and pension expense will increase approximately $180 million in 2009.

Litigation and Settlements

As discussed in Item 8, note 16 to consolidated financial statements, RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of February 6, 2009, RJR Tobacco has paid approximately $12 million since January 1, 2006, related to unfavorable judgments. RJR, including its subsidiary RJR Tobacco, have liabilities totaling $94 million that were recorded in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid basis for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 16 to consolidated financial statements, the MSA imposes a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in Item 8, note 16 to consolidated financial statements. The MSA has materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA.

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. Pending the resolution of these disputes, RJR Tobacco and certain of the other participating manufacturers have placed the disputed portions of their 2006, 2007 and 2008 annual payments into the MSA disputed funds account. RJR Tobacco currently has approximately $1.6 billion deposited in the MSA disputed funds account.

For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity” in Item 8, note 16 to consolidated financial statements.

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish fire standards compliance for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

In addition, during 2009, the U.S. Congress adopted legislation increasing the federal excise tax on cigarettes and other tobacco products, and likely will consider legislation regarding the regulation of the manufacture and sale of tobacco products by the FDA. The U.S. Congress also may consider legislation regarding:

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

Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is currently $0.39. On February 4, 2009, President Obama signed an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the SCHIP. The tax increases are effective April 1, 2009.

Under the SCHIP, the tax rate for chewing tobacco will increase $0.3083 per pound to $0.5033 per pound and will increase $0.925 per pound to $1.51 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, will increase $48.502 per thousand to $50.33 per thousand. Large cigars currently are taxed at a rate of 20.719% of the manufacturer’s price, with a cap of $48.75 per thousand. Under the SCHIP, the rate on large cigars will increase to 52.75% of the manufacturer’s price, with a maximum rate of $0.4026 per cigar. In addition, the tax rate for roll-your-own tobacco will increase from $1.097 per pound to $24.78 per pound.

RAI’s operating subsidiaries expect the tax increases to significantly and adversely impact sales volume, but at this time, cannot quantify the sales volume decline, nor the resulting adverse impacts to RAI’s consolidated results of operations, financial condition or cash flows. Additionally, RAI’s operating subsidiaries believe that the federal excise tax increase is an event that will require that their goodwill and trademarks be tested for impairment during the first quarter of 2009, and the resulting fair value of certain of their trademarks could be less than carrying value. In particular, RJR Tobacco believes that impairment charges related to support and non-support cigarette brands are possible and Conwood also believes that impairment charges related to certain brands are possible. No reasonable estimate of trademark impairment charges can be made at this time by RAI’s operating subsidiaries. Because annual impairment testing of the goodwill of RAI’s operating subsidiaries as of November 30, 2008, indicated significant excesses of fair value over carrying value, RAI’s operating subsidiaries believe that goodwill impairment as a result of testing in the first quarter of 2009 is unlikely.

All states and the District of Columbia currently impose excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.75 per pack in New York. As of December 31, 2008, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.011, an increase compared to the 12-month rolling average of $0.914 as of December 31, 2007. Three states passed excise tax per pack increases in 2008: New York, a $1.25 increase, from $1.50 to $2.75 per pack, effective June 3, 2008; Massachusetts, a $1.00 increase, from $1.51 to $2.51 per pack, effective July 1, 2008; and New Hampshire, a $0.25 increase, from $1.08 to $1.33 per pack, effective October 15, 2008. In addition, on January 1, 2008, the cigarette excise tax increased by $1.00 per pack in two states as a result of legislation passed in 2007: Maryland, from $1.00 to $2.00, and Wisconsin, from $0.77 to $1.77. On July 1, 2008, Vermont increased its cigarette excise tax rate by $0.20, to $1.99 per pack, the result of an increase passed in 2006 and implemented in 2006 and 2008. Hawaii increased its cigarette excise tax on September 30, 2008, as a result of a $1.20 tax passed in 2006, which is being implemented in $0.20 increments until 2011. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions. The District of Columbia passed a $1.00 per pack increase, from $1.00 to $2.00, effective October 1, 2008.

Cigars are generally taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 75% in Alaska and Washington. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.

Forty-nine states also subject smokeless tobacco to excise taxes and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, considered one during its 2008 legislative session. As of December 31, 2008, 35 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. In 2008, two states passed legislation that changed their tax on moist snuff from an ad valorem tax to a weight-based tax: Utah’s tax changed from 35% to $0.75 per ounce, and New York’s tax changed from 37% to $0.96 per ounce, both effective July 1, 2008. Legislation to convert from an ad valorem to a weight-based tax is expected to be introduced in several other states in 2009.

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

In 1964, the Report of the Advisory Committee to the Surgeon General of the U.S. Public Health Service concluded that cigarette smoking was a health hazard of sufficient importance to warrant appropriate remedial action. Since 1966, federal law has required a warning statement on cigarette packaging, and cigarette advertising in other media also is required to contain a warning statement. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States.

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

In 2000, the seven largest U.S. cigar companies, including Lane, entered into agreements with the FTC, to clearly and conspicuously display on virtually every cigar package and advertisement one of the following warnings, which appear on a rotating basis:

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

A bill that would grant the FDA authority to regulate tobacco products was introduced in Congress in February 2007. On July 30, 2008, the U.S. House of Representatives passed the bill by a vote of 326-102. The U.S. Senate Health, Education, Labor and Pensions Committee approved the FDA regulation bill on August 1, 2007, but the Senate adjourned in 2008 without any further action on the bill. In 2009, it is likely that Congress will again take up the issue of FDA regulation of tobacco products.

It is anticipated that any proposed FDA regulation bill most likely would:

•	Require larger and more severe health warnings on packs and cartons;

•	Ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	Require the disclosure of ingredients and additives to consumers;

•	Require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	Allow the FDA to require the reduction of nicotine and the reduction or elimination of any other compound in tobacco products;

•	Prohibit the use of foreign grown tobacco that has been grown or processed with pesticides not approved under federal law for use in domestic tobacco farming and processing;

•	Allow the FDA to place more severe restrictions on the advertising, marketing and sale of cigarettes;

•	Permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	Grant the FDA the regulatory authority to impose broad additional restrictions.

It is possible that such additional regulation could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR

Tobacco and Conwood which may have a material adverse effect on RAI’s financial condition, results of operations, and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Philip Morris USA, Inc., who may be able to more quickly and cost-effectively comply with these new rules and regulations.

On November 26, 2008, the FTC rescinded its guidance, issued in 1966, indicating that factual statements of tar and nicotine yields based on the Cambridge Filter Method generally would not violate the FTC Act. In light of the rescission, the FTC has stated that advertisers should not use terms such as “per FTC method” or other phrases that would suggest the FTC endorses or approves the Cambridge Filter Method or other machine-based test methods. In its notice, the FTC did not directly address whether its decision prohibited the use of descriptors such as “light” and “ultra low,” citing the fact that the trial judge in the RICO lawsuit brought by the U.S. Department of Justice against the cigarette manufacturer has already determined that such descriptors should be banned and that that determination, among others, is currently before the D.C. Circuit of Appeals. In terms of enforcing the rescission, the FTC has stated that it would not consider challenging any packaging, advertising or marketing materials that conformed to the 1966 guidance prior to January 1, 2009 and, in any event, would not challenge actions taken in reliance on that guidance where altering or withdrawing the material would be impracticable. RAI’s operating companies have assessed the steps necessary to comply with the FTC notice and will be implementing these changes in 2009.

Legislation imposing various restrictions on public smoking also has been enacted by 49 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health-care programs or cancer research. In addition, educational and research programs addressing health-care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking in scheduled passenger aircraft, and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers interstate. Certain common carriers have imposed additional restrictions on passenger smoking.

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

In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of December 31, 2008, 36 states in addition to New York, as well as Washington, D.C., had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states and Washington, D.C. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to voluntarily convert all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” In October 2008, the State of New Jersey passed a similar ban on flavored cigarettes with a similar definition of characterizing flavor but excluding only tobacco, menthol or clove. Additionally, New Jersey extended the ban not only to whether the product itself has a characterizing flavor as part of the aroma of the product or smoke, but also if the product was marketed or advertised as producing such a flavor, taste or aroma. Similar bills are pending in other states.

Effective October 1, 2008, the San Francisco Board of Supervisors adopted a ban on the sale of tobacco products in some pharmacies. The Boston Public Health Commission instituted a similar ban on February 9, 2009.

A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for sale in the United States. Consequently, a domestic gray market has developed in cigarettes manufactured for sale abroad, but instead diverted for domestic sales that compete with cigarettes that RJR Tobacco manufactures for domestic sale. The U.S. federal government and all states, except Massachusetts, have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against distributors and retailers who engage in such practices.

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

Additionally, 44 states have enacted legislation that closes a loophole in the MSA. The loophole allows NPMs that concentrate their sales in a single state, or a limited number of states, to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA, that is, the state’s “allocable share.” The National Association of Attorneys General, referred to as NAAG, has endorsed adoption of the allocable share legislation needed to eliminate this loophole. Following a challenge by NPMs, the U.S. District Court for the Southern District of New York has issued an order enjoining New York from enforcing allocable share legislation. It is possible that NPMs will challenge allocable share legislation passed in other states.

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

In 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. In February 2006, the first session of the Conference of the Parties, referred to as the COP, occurred in Geneva, Switzerland. The COP, among other actions taken, established a permanent secretariat, adopted a budget, and created working groups to begin to develop protocols on cross-border advertising and illegal trade and guidelines on establishing smoke-free places and regulating tobacco products. Among the decisions taken at the COP’s second session, in July 2007, the COP adopted guidelines from the working group on the protection from exposure to tobacco smoke and called for an intergovernmental negotiating body to negotiate a protocol on illicit trade. At the COP’s third conference, in November 2008, the parties adopted guidelines with respect to various provisions of the tobacco control treaty, including the packaging and labeling of tobacco products. The fourth COP session is scheduled to be held in Uruguay in late 2010. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, the Bush Administration did not send the treaty to the U.S. Senate for ratification. Ratification by the United States could lead to broader regulation of the industry.

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

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in note 16 to consolidated financial statements.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco and Conwood, see “— Other Contingencies” in note 16 to consolidated financial statements.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing taxation and regulation of tobacco products, including the recent federal excise tax increase, and the possible regulation of tobacco products by the FDA;

•	the possibility of further restrictions or bans on the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under the MSA;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace, and further industry consolidations;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets, including bankruptcy of lenders participating in the Credit Facility and decreased availability of money market funds;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk concerning obligations for, and service agreements related to, foreign operations denominated in euros, British pounds, Swiss francs, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.

The table below provides information about RAI’s financial instruments, as of December 31, 2008, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)

Investments:
Variable Rate	$2,555	$28	—	—	—	$48	$2,631	$2,631
Average Interest Rate	0.4%	1.1%	—	—	—	3.0%	0.4%	—
Fixed-Rate	—	—	—	—	—	$4	$4	$4
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$200	$300	—	$450	$685	$2,375	$4,010	$3,391
Average Interest Rate(2)	7.9%	6.5%	—	7.3%	7.4%	7.3%	7.3%	—
Variable Rate	—	—	$400	—	—	—	$400	$342
Average Interest Rate(2)	—	—	2.7%	—	—	—	2.7%	—
Swaps:
Notional Amount(3)	—	—	—	$450	—	$1,150	$1,600	$287
Average Variable Interest Pay Rate(2)	—	—	—	4.5%	—	2.8%	3.2%	—
Average Fixed Interest Receive Rate(2)	—	—	—	7.3%	—	7.1%	7.1%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of December 31, 2008, RAI had swapped $1.6 billion of fixed-rate debt to variable rate debt.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2008, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “— Liquidity and Financial Condition” in Item 7 for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, effective January 1, 2008, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, and, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Greensboro, North Carolina
February 23, 2009

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2008.

Dated: February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited Reynolds American Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Greensboro, North Carolina
February 23, 2009

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,
	2008	2007	2006

Net sales(1)	$8,377	$8,516	$8,010
Net sales, related party	468	507	500

Net sales	8,845	9,023	8,510
Costs and expenses:
Cost of products sold(1)(2)(3)	4,863	4,960	4,803
Selling, general and administrative expenses	1,500	1,687	1,658
Amortization expense	22	23	28
Restructuring charge	90	—	1
Trademark impairment charge	318	65	90

Operating income	2,052	2,288	1,930
Interest and debt expense	275	338	270
Interest income	(60)	(134)	(136)
Gain on termination of joint venture	(328)	—	—
Other (income) expense, net	37	11	(13)

Income from continuing operations before income taxes and extraordinary item	2,128	2,073	1,809
Provision for income taxes	790	766	673

Income from continuing operations before extraordinary item	1,338	1,307	1,136
Extraordinary item — gain on acquisition	—	1	74

Net income	$1,338	$1,308	$1,210

Basic income per share:
Income from continuing operations before extraordinary item	$4.58	$4.44	$3.85
Extraordinary item	—	—	0.25

Net income	$4.58	$4.44	$4.10

Diluted income per share:
Income from continuing operations before extraordinary item	$4.57	$4.43	$3.85
Extraordinary item	—	—	0.25

Net income	$4.57	$4.43	$4.10

Dividends declared per share	$3.40	$3.20	$2.75

(1)	Excludes excise taxes of $1,890 million, $2,026 million and $2,124 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Includes Master Settlement Agreement and other state settlement agreements, collectively referred to as the MSA, expense of $2,703 million, $2,821 million and $2,611 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	Includes federal tobacco quota buyout expenses of $249 million, $255 million and $256 million for the years ended December 31, 2008, 2007 and 2006, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended
	December 31,
	2008	2007	2006

Cash flows from (used in) operating activities:
Net income	$1,338	$1,308	$1,210
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	142	143	162
Gain on termination of joint venture	(328)	—	—
Restructuring charges, net of cash payments	75	(12)	(95)
Trademark impairment charges	318	65	90
Investment impairment charge	35	—	—
Deferred income tax expense	16	69	105
Loss on extinguishment of debt	—	19	—
Extraordinary item	—	(1)	(74)
Other changes, net of acquisition effects, that provided (used) cash:
Accounts and other receivables	(27)	8	151
Inventories	26	(41)	58
Related party, net	—	(47)	(24)
Accounts payable	(12)	(57)	226
Accrued liabilities including income taxes and other working capital	(67)	(72)	(124)
Litigation bonds	5	94	24
Tobacco settlement and related expenses	(125)	205	(20)
Pension and postretirement	(88)	(328)	(265)
Other, net	7	(22)	33

Net cash flows from operating activities	1,315	1,331	1,457

Cash flows from (used in) investing activities:
Purchases of short-term investments	(56)	(3,764)	(7,677)
Proceeds from sale of short-term investments	238	4,655	7,760
Proceeds from settlement of long-term investments	8	—	—
Capital expenditures	(113)	(142)	(136)
Distributions from equity investees	27	15	18
Acquisitions, net of cash acquired	—	(3)	(3,519)
Net proceeds from the sale of businesses	—	—	3
Net proceeds from the sale of fixed assets	8	3	24
Proceeds from termination of joint venture	164	—	—
Other, net	2	(1)	(4)

Net cash flows from (used in) investing activities	278	763	(3,531)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(916)	(775)
Proceeds from exercise of stock options	1	1	4
Excess tax benefit from stock-based compensation	2	2	4
Repurchase of common stock	(210)	(60)	—
Repayments of long-term debt	—	(329)	(190)
Repayments of term loan	—	(1,542)	(8)
Proceeds from issuance of long-term debt	—	1,547	1,641
Principal borrowings under term loan	—	—	1,550
Deferred debt issuance costs	—	(15)	(52)

Net cash flows from (used in) financing activities	(1,206)	(1,312)	2,174

Effect of exchange rate changes on cash and cash equivalents	(24)	—	—

Net change in cash and cash equivalents	363	782	100
Cash and cash equivalents at beginning of year	2,215	1,433	1,333

Cash and cash equivalents at end of year	$2,578	$2,215	$1,433

Income taxes paid, net of refunds	$846	$655	$573
Interest paid	$268	$334	$238

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$2,578	$2,215
Short-term investments	23	377
Accounts receivable, net of allowance (2008 — $1; 2007 — $1)	84	73
Accounts receivable, related party	91	80
Notes receivable	35	1
Other receivables	37	25
Inventories	1,170	1,196
Deferred income taxes, net	838	845
Prepaid expenses and other	163	180

Total current assets	5,019	4,992
Property, plant and equipment, at cost:
Land and land improvements	95	96
Buildings and leasehold improvements	692	682
Machinery and equipment	1,756	1,738
Construction-in-process	37	74

Total property, plant and equipment	2,580	2,590
Less accumulated depreciation	1,549	1,517

Property, plant and equipment, net	1,031	1,073
Trademarks and other intangible assets, net of accumulated amortization (2008 — $619; 2007 — $597)	3,270	3,609
Goodwill	8,174	8,174
Other assets and deferred charges	660	781

	$18,154	$18,629

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$206	$218
Tobacco settlement accruals	2,321	2,449
Due to related party	3	7
Deferred revenue, related party	50	35
Current maturities of long-term debt	200	—
Other current liabilities	1,143	1,194

Total current liabilities	3,923	3,903
Long-term debt (less current maturities)	4,486	4,515
Deferred income taxes, net	282	1,184
Long-term retirement benefits (less current portion)	2,836	1,167
Other noncurrent liabilities	390	394
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2008 — 291,450,762; 2007 — 295,007,327)	—	—
Paid-in capital	8,463	8,653
Accumulated deficit	(531)	(873)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2008 — $(1,643) and 2007 — $(306), net of tax)	(1,695)	(314)

Total shareholders’ equity	6,237	7,466

	$18,154	$18,629

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions, Except Per Share Amounts)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income (Loss)

Balance at December 31, 2005	$—	$8,694	$(1,638)	$(503)	$6,553
Net income	—	—	1,210	—	1,210	$1,210
Minimum pension liability, net of $317 tax expense	—	—	—	491	491	491
Cumulative translation adjustment and other	—	—	—	1	1	1

Total comprehensive income						$1,702

Implementation of SFAS 158, net of $257 tax	—	—	—	(407)	(407)
Dividends — $2.75 per share	—	—	(813)	—	(813)
Stock options exercised	—	4	—	—	4
Tax benefit on equity awards	—	4	—	—	4

Balance at December 31, 2006	—	8,702	(1,241)	(418)	7,043
Cumulative effect of adoption of FIN No. 48	—	—	5	—	5

Adjusted balance as of January 1, 2007	—	8,702	(1,236)	(418)	7,048
Net income	—	—	1,308	—	1,308	$1,308
Retirement benefits SFAS 158, net of $72 tax expense	—	—	—	112	112	112
Unrealized loss on investments, net of $8 tax benefit	—	—	—	(11)	(11)	(11)
Cumulative translation adjustment and other	—	—	—	3	3	3

Total comprehensive income						$1,412

Dividends — $3.20 per share	—	—	(945)	—	(945)
Equity incentive award plan and stock-based compensation	—	9	—	—	9
Common stock repurchased	—	(60)	—	—	(60)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2007	—	8,653	(873)	(314)	7,466
Net income	—	—	1,338	—	1,338	$1,338
Retirement benefits SFAS 158, net of $884 tax benefit	—	—	—	(1,337)	(1,337)	(1,337)
Unrealized loss on investments, net of $20 tax benefit	—	—	—	(30)	(30)	(30)
Cumulative translation adjustment and other, net of $6 tax benefit	—	—	—	(14)	(14)	(14)

Total comprehensive loss						$(43)

Dividends — $3.40 per share	—	—	(996)	—	(996)
Equity incentive award plan and stock-based compensation	—	18	—	—	18
Common stock repurchased	—	(210)	—	—	(210)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2008	$—	$8,463	$(531)	$(1,695)	$6,237

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; R. J. Reynolds Global Products, Inc., referred to as GPI; Conwood Holdings Inc.; and Conwood Company, LLC and Rosswil LLC, collectively referred to as the Conwood companies. On December 31, 2008, Conwood Sales Co., LLC and Scott Tobacco LLC merged into Conwood Company, LLC.

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

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiaries, Santa Fe and GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their business in the United States.

Basis of Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as GAAP, requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation.

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

All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 16 and as otherwise noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable. Cash equivalents may include money market funds, commercial paper and time deposits in major institutions to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity. The appropriate classification of cash equivalents is determined at the time of purchase and the classification is reassessed at each reporting date.

Fair Value Measurement

Financial assets and liabilities required to be carried at fair value are valued in accordance with Statement of Financial Accounting Standards, referred to as SFAS, No. 157, “Fair Value Measurements,” as clarified by Financial Accounting Standards Board, referred to as FASB Staff Position, referred to as FSP, No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.

Investments

As of December 31, 2008, RAI held investments primarily in money market funds, auction rate securities and mortgage-backed securities. During 2008, certain money market funds were reclassified to short-term investments from cash equivalents due to the liquidity restrictions by the fund managers preventing immediate withdrawal. Adverse changes in financial markets caused certain auction rate securities and mortgage-backed securities to revalue lower than carrying value and become less liquid. The fair values of the auction rate securities and the mortgage-backed securities were determined using pricing, projected future cash flows and credit ratings actions or valuation models that assessed the credit quality of the underlying collateral. During 2008, the auction rate securities and mortgage-backed securities were reclassified to long-term investments, included in other assets and deferred charges in the consolidated balance sheet as of December 31, 2008, from short-term investments as liquidation of these funds was not expected to occur within one year.

The funds associated with these auction rate securities and mortgage-backed securities will not be accessible until a successful auction occurs or a buyer is found. These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss. RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” to determine the classification of the impairment as temporary or other-than-temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is as follows:

Balance at December 31, 2005	$7
Bad debt expense	1
Bad debt recoveries	(2)
Write-off of bad debt	(2)

Balance at December 31, 2006	4
Bad debt recoveries	(2)
Write-off of bad debt	(1)

Balance at December 31, 2007	1
Bad debt expense	1
Write-off of bad debt	(1)

Balance at December 31, 2008	$1

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

Long-lived Assets

Long-lived assets, such as property, plant and equipment, trademarks and other intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset is less than the carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements, and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operating income.

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

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires RAI to measure every derivative instrument, including certain derivative instruments embedded in other contracts, at fair value and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive loss. The ineffective portions of hedges are recognized in earnings in the current period.

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than three years are capitalized. These costs are amortized over five years or less. During 2008 and 2007, costs of $25 million and $29 million, respectively, were capitalized or included in construction in process. At December 31, 2008, and December 31, 2007, the unamortized balance was $81 million and $79 million, respectively. Software amortization expense was $24 million, $16 million and $21 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RAI’s operating subsidiaries, these criteria are generally met when title and risk of loss pass to the customer. Certain sales of leaf, considered as bill-and-hold for accounting purposes, are recorded as deferred revenue when all of the above revenue recognition criteria are met except delivery, postponed at the customer’s request. Revenue is subsequently recognized upon delivery. Shipping and handling costs are classified as cost of products sold. Net sales include certain sales incentives, including coupons, buydowns and slotting allowances.

Advertising and Research and Development

Advertising costs, which are expensed as incurred, were $127 million, $165 million and $93 million for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development costs, which are expensed as incurred, were $59 million, $57 million and $58 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

RAI adopted FASB Interpretation, referred to as FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN No. 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” by providing specific guidance for consistent reporting of uncertain income taxes recognized in a company’s financial statements, including classification, interest and penalties and disclosures. RAI’s adoption of FIN No. 48 resulted in a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative adjustment to retained earnings of $5 million. See note 12 for additional disclosure related to income taxes as required by SFAS No. 109 and FIN No. 48.

Stock-Based Compensation

Stock-based compensation is recognized in accordance with SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. See note 18 for additional disclosures related to stock-based compensation as required by SFAS No. 123(R).

Pension and Postretirement

Pension and postretirement benefits are accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur. These changes are reported in accumulated other comprehensive income (loss), as a separate component of shareholders’ equity.

Recognized gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” was included in pension expense, and as described in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” was included in the postretirement benefit cost. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. See note 19 for additional disclosures related to pensions and postretirement in accordance with SFAS No. 158.

Litigation Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” RAI and its operating subsidiaries will record any loss related to litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range would be recorded. RAI discloses information concerning litigation for which an unfavorable outcome is more than remote. RAI and its operating subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. See note 16 for additional information on litigation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, RAI adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent and observable inputs and unobservable inputs based on the best information available. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.

In February 2008, FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008. RAI elected to defer SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be effective as of January 1, 2009. For RAI, the deferral primarily applies to (1) nonfinancial assets and liabilities initially measured at fair value in business combinations; (2) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, trademark and other intangible impairment testing; (3) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (4) asset retirement obligations initially measured at fair value. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.

On October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective immediately, including prior periods for which financial statements had not been issued. RAI adopted FSP No. FAS 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP No. FAS 157-3 had no impact on RAI’s consolidated results of operations, cash flows or financial position.

On January 13, 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP No. EITF 99-20-1 provides a more consistent determination of whether an other-than-temporary impairment, referred to as OTTI, has occurred, and retains and emphasizes the OTTI guidance and required disclosures in SFAS No. 115 and FSP No. FAS 115-1 and FAS 124-1. RAI adopted FSP No. EITF 99-20-1 effective for the quarter and year ended December 31, 2008. The adoption of FSP No. EITF 99-20-1 had no impact on RAI’s consolidated results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, and how hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for RAI as of January 1, 2009, and is not expected to impact results of operations, cash flows or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP No. FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and is applied prospectively to intangible assets acquired after the effective date. The adoption of FSP No. FAS 142-3 will require additional disclosure regarding renewal or extension assumptions and will not have a material impact on RAI’s results of operations, cash flows or financial position.

On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 132(R)-1 shall be provided for years ending after December 15, 2009. The adoption of FSP No. FAS 132(R)-1 in 2009 will not have an impact on RAI’s results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Acquisitions

In 2007, a subsidiary of GPI acquired, for $4 million, a business that imports and distributes NATURAL AMERICAN SPIRIT tobacco products in Japan. The purchase price was allocated on the basis of fair value of assets acquired and liabilities assumed, primarily to distribution rights.

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

Note 3 — Intangible Assets

The carrying amount of goodwill by segment as of December 31, 2008 and 2007, was as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated

Balance as of December 31, 2008	$5,302	$2,648	$224	$8,174

In 2007, RJR Tobacco’s goodwill decreased $1 million as a result of an adjustment to the B&W business combination restructuring accrual. There were no changes in goodwill in 2008.

For the annual impairment testing of the goodwill of RAI’s reporting units during the fourth quarter, RAI compared each reporting unit’s estimated fair value with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate. The determination of the discount rate was based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta-adjusted risk premium and a size premium. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization and tested for reasonableness using the market approach, including key multiples of comparables. In considering RAI’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied. This premium was estimated based on an evaluation of control premiums identifiable in comparable transactions. The estimated fair value of each reporting unit, determined utilizing the income approach and RAI’s market capitalization, was greater than their carrying value.

The carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated

Trademarks	$1,653	$1,222	$155	$3,030
Other intangibles	55	—	48	103

Balance as of December 31, 2008	$1,708	$1,222	$203	$3,133

Trademarks	$1,826	$1,374	$155	$3,355
Other intangibles	55	—	47	102

Balance as of December 31, 2007	$1,881	$1,374	$202	$3,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets subject to amortization as of December 31, 2008, were as follows:

		Accumulated
	Gross	Amortization	Net

Contract manufacturing	$151	$67	$84
Trademarks	102	49	53

	$253	$116	$137

Pre-tax amortization expense for intangible assets was $22 million, $23 million and $28 million during 2008, 2007 and 2006, respectively. The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount

2009	$29
2010	26
2011	24
2012	21
2013	16
Thereafter	21

$137

The impairment testing of trademarks in the fourth quarters of 2008, 2007 and 2006, included modification to the previously anticipated level of support among certain brands, and an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan.

As a result of annual impairment testing, RJR Tobacco recorded impairment charges of $3 million, $33 million and $90 million, during 2008, 2007 and 2006, respectively. Also, as a result of annual impairment testing, Conwood recorded impairment charges of $142 million and $32 million during 2008 and 2007, respectively. These charges were based on the excess of certain brands’ carrying values over their estimated fair values using the present value of estimated future cash flows assuming a discount rate of 10.50% in 2008 and 2007 and 10.75% in 2006. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

During the third quarter of 2008, RJR Tobacco made the decision to reclassify the KOOL brand from a growth brand to a support brand. Since impairment testing is completed more frequently than the fourth quarter if events or circumstances indicate that an asset might be impaired, this change in classification triggered impairment testing on the KOOL trademark and resulted in RJR Tobacco recording an impairment charge of $173 million during the third quarter of 2008. This charge was based on the excess of KOOL’s carrying value over its estimated fair value using the present value of estimated future cash flows assuming a discount rate of 10.50%. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect an asset group risk.

These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2008 and 2007, as trademark impairment charges in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, and had no impact on cash flows. In addition, certain brands that would no longer receive marketing support indicated that a finite life was probable. As a result, these brands are being amortized over their remaining lives, which range from 4 to 20 years, consistent with the pattern of economic benefits estimated to be received.

For information related to a subsequent event concerning impairment testing, see note 25.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Restructuring Charges

2008 Restructuring Charge

In the third quarter of 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations will result in the elimination of approximately 600 full-time jobs, expected to be substantially completed by December 31, 2009.

Under existing benefit plans, $83 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $90 million. Of this charge, $81 million was recorded in the RJR Tobacco segment. Of the cash portion of the charge, $5 million was paid as of December 31, 2008. Accordingly, in the consolidated balance sheet as of December 31, 2008, $39 million was included in other current liabilities and $39 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2010.

The component of the restructuring charge accrued and utilized was as follows:

Employee
Severance
and Benefits

Original accrual	$91
Utilized in 2008	(12)
Adjusted in 2008	(1)

Balance as of December 31, 2008	$78

2004 B&W Business Combination Restructuring Costs

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

As of December 31, 2008, $245 million of the accrual had been paid. In the consolidated balance sheet as of December 31, 2008, $3 million is included in other current liabilities and $7 million is included in other noncurrent liabilities.

As part of the integration of operations acquired through the B&W business combination, RJR Tobacco transitioned production from the former B&W manufacturing facility in Macon, Georgia to RJR Tobacco’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Winston-Salem, North Carolina facilities. The Macon facility was sold in 2006 for $8 million after recognizing an impairment of $8 million on remeasured assets in selling, general and administrative expenses in 2006.

The components of the B&W business combination restructuring costs accrued and utilized were as follows:

	Employee
	Severance	Relocation/
	and Benefits	Exit Costs	Total

Original accrual	$171	$101	$272
Utilized in 2004	(60)	(26)	(86)

Balance as of December 31, 2004	111	75	186
Utilized in 2005	(40)	(28)	(68)
Adjusted in 2005	—	9	9
Adjustment to goodwill	1	(16)	(15)

Balance as of December 31, 2005	72	40	112
Utilized in 2006	(69)	(12)	(81)
Adjustment to goodwill	(2)	(8)	(10)

Balance as of December 31, 2006	1	20	21
Utilized in 2007	(1)	(7)	(8)
Adjustment to goodwill	—	(1)	(1)

Balance as of December 31, 2007	—	12	12

Utilized in 2008	—	(2)	(2)

Balance as of December 31, 2008	$—	$10	$10

Note 5 — Termination of Joint Venture

In 2002, R.J. Reynolds Tobacco C.V., an indirect wholly owned subsidiary of RAI and referred to as RJRTCV, and an affiliate of Gallaher Group Plc, referred to as Gallaher, formed a joint venture, with each party owning a 50% membership interest. The joint venture, R. J. Reynolds-Gallaher International Sarl, marketed American-blend cigarettes primarily in Italy, France and Spain.

In 2007, an affiliate of Japan Tobacco Inc., referred to as JTI, acquired Gallaher, and Gallaher subsequently notified RJRTCV that the acquisition constituted a change of control of Gallaher within the meaning of the joint venture agreement. Pursuant to the terms of the joint venture agreement, RJRTCV elected to terminate the joint venture prior to its expiration date. The joint venture was terminated on December 31, 2007.

The joint venture agreement provided that upon a termination of the joint venture, the value of all the trademarks each joint venture member or its affiliate licensed to the joint venture, other than NATURAL AMERICAN SPIRIT, would be calculated and that the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks. On February 20, 2008, following the parties’ negotiations regarding the trademarks’ values, RJRTCV and Gallaher Limited, an affiliate of Gallaher, entered into a valuation payment settlement agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265 million, or approximately $388 million using a February 20, 2008, exchange rate of 1.4625. Of this amount, euros 106 million, or 40%, was paid in April 2008, and the remaining 60% is to be paid in six equal annual installments commencing April 2009. Of this receivable, $34 million, including imputed interest, and $160 million are included in notes receivable and other assets and deferred charges, respectively, in RAI’s consolidated balance sheet as of December 31, 2008. Related to the gain on termination of the joint venture of $328 million, approximately $118 million of deferred tax was recognized and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in deferred income taxes, net in the noncurrent liability section of the consolidated balance sheet as of December 31, 2008.

In the first quarter of 2008, an indirect subsidiary of RJR Tobacco sold the AUSTIN trademark, a brand formerly sold through the joint venture, resulting in a gain of $6 million. Indirect subsidiaries of RAI continue to sell NATURAL AMERICAN SPIRIT to the primary markets of the former joint venture in addition to other international markets.

Note 6 — Extraordinary Item

Extraordinary item reflects an adjustment to the gain related to the acquisition of RJR’s former parent, Nabisco Group Holdings Corp., referred to as NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. During 2007 and 2006, after-tax gains were $1 million and $74 million, respectively. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.

Note 7 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2008	2007	2006

Income from continuing operations before extraordinary item	$1,338	$1,307	$1,136
Extraordinary item — gain on acquisition	—	1	74

Net income	$1,338	$1,308	$1,210

Basic weighted average shares, in thousands(1)	292,445	294,385	295,033
Effect of dilutive potential shares:
Options	199	246	58
Restricted stock	430	258	293

Diluted weighted average shares, in thousands	293,074	294,889	295,384

(1)	Outstanding contingently issuable restricted stock of 0.9 million shares, 0.8 million shares and 0.5 million shares were excluded from the basic share calculation for the years ended December 31, 2008, 2007, and 2006, respectively, as the related vesting provisions had not been met.

Note 8 — Fair Value Measurement

On January 1, 2008, RAI adopted SFAS No. 157, as clarified by FSP No. FAS 157-3, for financial assets and financial liabilities. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial assets carried at fair value as of December 31, 2008, were as follows:

	Level 1	Level 2	Level 3	Total

Money market funds	$2,269	$—	$23	$2,292
Auction rate securities — corporate credit risk	—	—	44	44
Auction rate securities — financial insurance companies	—	—	15	15
Mortgage-backed securities	—	—	21	21
Assets held in grantor trusts	16	—	—	16
Interest rate swaps	—	287	—	287

Total financial assets at fair value	$2,285	$287	$103	$2,675

The fair values of the interest rate swaps, classified as a Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads. See note 15 for additional information on interest rate swaps.

The fair values of the money market funds, classified as a Level 3, utilized an income approach model and was based upon expected future cash flows from accumulated cash in the fund and future maturities of the remaining securities held in the fund. During September 2008, the managers of the Reserve Fund-Primary Fund and Reserve Fund-International Liquidity Fund, both AAA-rated money market funds, quit accepting purchases into the funds and did not honor redemption requests that would cause the funds to liquidate outstanding holdings into a volatile market at a loss. During the fourth quarter of 2008, redemptions of $29 million were received from the Reserve Fund-Primary Fund. In addition, no current valuations had been issued by either fund. RAI was unable to identify a similar fund that carried identical holdings. As a result, the observable transactions and pricing were not current. The funds did issue a detailed listing of the securities that were held and not matured, as well as their face value and maturity date. This observable data, along with unobservable factors such as discount rate, and assumptions about fund liquidation of accumulated cash and the collectability of the outstanding underlying securities were used to determine the fair value of the funds as of December 31, 2008.

The fair values of the auction rate securities, either related to certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as a Level 3, utilized an income approach model and were based upon calculating the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for auction rate securities to be inactive. The income approach models utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the models included default probability assumptions, recovery potential and how these factors changed as collateral ratings migrated from one level to another.

The fair values for the mortgage-backed securities, classified as a Level 3, utilized a market approach and were based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability. The market approach utilized actual pricing inputs when observable and modeled pricing when unobservable. These mortgage-backed securities have not had any market activity throughout 2008, and therefore, RAI has deemed the market for these securities to be inactive. However, the underlying collateral continues to perform favorably, and the security continues to pay interest on time and within terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the Level 3 investments as of December 31, 2008, were as follows:

	Money Market Funds			Mortgage-Backed Securities
		Gross			Gross
		Realized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value

Balance as of January 1, 2008	$—	$—	$—	$45	$(1)	$44
Transfers into Level 3	54	—	54	—	—	—
Unrealized losses	—	—	—	—	(15)	(15)
Realized losses	—	(2)	(2)	—	—	—
Settlements	(29)	—	(29)	(8)	—	(8)

Balance as of December 31, 2008	$25	$(2)	$23	$37	$(16)	$21

	Auction Rate Securities — Corporate			Auction Rate Securities —
	Credit Risk			Financial Insurance Companies
		Gross			Gross	Gross
		Unrealized	Estimated		Realized	Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Loss	Fair Value

Balance as of January 1, 2008	$95	$(13)	$82	$50	$—	$(5)	$45
Unrealized losses	—	(38)	(38)	—	—	(30)	(30)
Unrealized losses transferred to realized losses	—	—	—	—	—	33	33
Realized losses	—	—	—	—	(33)	—	(33)

Balance as of December 31, 2008	$95	$(51)	$44	$50	$(33)	$(2)	$15

Transfers in and out of Level 3 occur using the fair value at the end of the period. Transfers out of unrealized losses to realized losses occur using the fair value at the end of the period.

Note 9	— Investments

Short-term investments classified as available-for-sale were as follows:

	December 31, 2008				December 31, 2007
		Gross				Gross
		Realized		Estimated		Unrealized	Estimated
	Cost	Loss	Redemptions	Fair Value	Cost	Loss	Fair Value

Reserve Fund — Primary Fund	$37	$(1)	$(29)	$7	$—	$—	$—
Reserve Fund — International Liquidity Fund	17	(1)	—	16	—	—	—
Federal agency securities and treasury bills and notes	—	—	—	—	206	—	206
Auction rate securities — corporate credit risk	—	—	—	—	95	(13)	82
Auction rate securities — financial insurance companies	—	—	—	—	50	(5)	45
Mortgage-backed securities	—	—	—	—	45	(1)	44

	$54	$(2)	$(29)	$23	$396	$(19)	$377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2008, the Reserve Funds, which are money market funds, were reclassified to short-term investments from cash equivalents due to the liquidity restrictions issued by the fund managers preventing immediate withdrawals. As of September 30, 2008, the Reserve Fund — Primary Fund was made up of investments in securities that primarily included bank notes, certificates of deposit, commercial paper and floating rate discount notes. As of September 30, 2008, the Reserve Fund — International Liquidity Fund consisted of investments in securities that include bank notes, certificates of deposit, commercial paper and floating-rate discount notes. Included in both the Reserve Fund — Primary Fund and the Reserve Fund — International Liquidity Fund were investments in Lehman Brothers Holdings Inc., referred to as Lehman. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code. The value of RAI’s pro rata share of indirect holdings in the Lehman investments was impaired $2 million and a loss was recognized in other (income) expense, net in the consolidated statement of income for the year ended December 31, 2008.

No additional impairment was recorded on the Reserve Funds beyond the Lehman impairment as the Reserve Funds will distribute cash as assets mature or are sold. During the fourth quarter of 2008, redemptions of $29 million were received from the Reserve Funds. RAI has the intent and the ability to hold the investments in the Reserve Funds until maturity and, at this time, the Reserve Funds expect maturity at stated face value.

The investments in federal agency securities and treasury bills and notes were liquidated during the second quarter of 2008 to meet working capital needs.

Auction rate securities are instruments with long-term contractual maturities, but historically have been highly liquid, repricing at intervals ranging from 7 to 49 days, and therefore, the fair values have approximated carrying values. However, during 2007, adverse changes in the financial markets caused certain auction rate securities to revalue lower than their carrying value and become less liquid. The auction rate securities were reclassified to a long-term investment during the second quarter of 2008 as RAI believes a successful auction is not likely to occur within the next year. The auction rate securities were included in other assets and deferred charges in RAI’s consolidated balance sheet as of December 31, 2008. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

The mortgage-backed securities were reclassified to a long-term investment as of March 31, 2008, as a result of a restructuring with the original issuer. These securities were included in other assets and deferred charges in RAI’s consolidated balance sheet as of December 31, 2008. This restructured investment extends the life of the security to March 2010, but is supported by the same underlying collateral that carries the same economic risks.

Long-term investments classified as available-for-sale were as follows:

	December 31, 2008
		Gross	Gross
		Realized	Unrealized	Estimated
	Cost	Loss	Loss	Fair Value

Auction rate securities — corporate credit risk	$95	$—	$(51)	$44
Auction rate securities — financial insurance companies	50	(33)	(2)	15
Mortgage-backed securities	37	—	(16)	21

	$182	$(33)	$(69)	$80

There were no long-term investments classified as available-for-sale at December 31, 2007.

RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss in accordance with SFAS No. 115, FSP No. FAS 115-1 and FAS 124-1, and FSP No. EITF 99-20-1, and to determine the classification of the impairment as temporary or other-than-temporary.

In determining if the difference between cost and estimated fair value of the auction rate securities or the mortgage-backed securities was deemed either temporary or other-than-temporary impairment, RAI evaluated each type of long-term investment using a set of criteria including decline in value, duration of the decline, period until

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities.

RAI has five investments in auction rate securities linked to corporate credit risk, four investments in auction rate securities related to financial insurance companies and one investment in a mortgage-backed security. The fair value of each of these investments has continued to decline since the date of the initial impairment in December 2007.

RAI determined the decline in the fair values in all of the investments in the auction rate securities linked to corporate credit risk were temporary as of December 31, 2008, primarily based on estimated cash flows of the investments, present and expected defaults of the underlying collateral and RAI’s ability and intent to hold such investments. RAI believes the decline in the fair values of the securities are related to present market conditions and that the investments will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable these securities will eventually recover, and RAI has no intention of selling these securities in the foreseeable future.

RAI determined the decline in the fair value of the investment of the mortgage-backed securities, classified above sub-prime at inception, was also temporary as of December 31, 2008, primarily based on estimated cash flows of the security and the underlying collateral of the security. RAI believes the decline in the fair value of the mortgage-backed security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions surrounding the housing markets improve. RAI believes it is probable this security will recover as the lowering of interest rates and the assistance of government-related funds will result in refinancing opportunities. In addition, as of December 31, 2008, RAI received $8 million in principal payments on the mortgage-backed security. RAI has no intention of selling this security in the foreseeable future and has the ability to allow financial markets to recover and ultimately realize the value of this investment.

The decline in the fair value of one investment in an auction rate security related to financial insurance companies has been determined by RAI to be temporary as of December 31, 2008, primarily based on estimated cash flows of the security, present and expected defaults of the underlying collateral and RAI’s ability and intent to hold the investment. RAI believes the decline in the fair value of this security is related to present market conditions and that the investment will continue to be carried at less than cost until economic conditions improve. This investment was rated as investment grade by rating agencies at December 31, 2008. In addition, RAI has the ability to settle this security at full recovery with the brokering financial institution in 2010.

The cumulative unrealized losses of $69 million through December 31, 2008, on the previously mentioned long-term investments were included in accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2008. Such unrealized losses did not reduce net income for the years ended December 31, 2008 or 2007.

Based on the status of the three other auction rate securities related to financial insurance companies, RAI determined it is not probable that the decline in investments is temporary. In these three investments, the related financial insurance company exercised its option to put preferred stock, which RAI believes is an adverse change in the investment. In addition, the fair values declined by approximately 75% to 90% from their original cost, primarily in the fourth quarter. RAI believes the decline in the fair values of these securities are related to present market conditions and that the investments will continue to be carried at less than cost until economic conditions improve. Therefore, RAI cannot support the impairment of these auction rate securities as being temporary and the difference between the cost and the estimated fair value of these investments has been recognized as an impairment totaling $33 million in other (income) expense, net in the consolidated statement of income for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Inventories

The major components of inventories at December 31 were as follows:

	2008	2007

Leaf tobacco	$993	$967
Other raw materials	60	45
Work in process	58	48
Finished products	145	163
Other	26	24

Total	1,282	1,247
Less LIFO allowance	112	51

	$1,170	$1,196

Inventories valued under the LIFO method were $765 million and $889 million at December 31, 2008 and 2007, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2008 and 2007, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded expense of $61 million, income of $12 million and expense of $2 million from LIFO inventory liquidations during 2008, 2007 and 2006, respectively.

Note 11 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2008	2007

Payroll and employee benefits	$222	$233
Pension and other post-retirement benefits	85	86
Marketing and advertising	137	165
Declared dividends	248	251
Excise, franchise and property tax	66	80
Other	385	379

	$1,143	$1,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Income Taxes

The components of the provision for income taxes from continuing operations were as follows:

	For the Years Ended
	December 31,
	2008	2007	2006

Current:
Federal	$632	$588	$501
State and other	142	109	67

	774	697	568

Deferred:
Federal	27	42	50
State and other	(11)	27	55

	16	69	105

	$790	$766	$673

The current net deferred income tax asset shown on the consolidated balance sheets at December 31 included the following:

	2008	2007

Deferred tax assets (liabilities):
LIFO inventories	$(203)	$(246)
Pension and other postretirement liabilities	48	42
Tobacco settlement accruals	925	966
Other accrued liabilities	68	83

	$838	$845

The composition of the net current deferred income tax asset by jurisdiction at December 31 was as follows:

	2008	2007

Federal	$683	$696
State and other	155	149

	$838	$845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net noncurrent deferred income tax liability shown on the consolidated balance sheets at December 31 included the following:

	2008	2007

Deferred tax assets:
Pension and other postretirement liabilities	$1,134	$293
Other noncurrent liabilities	139	96

	1,273	389

Deferred tax liabilities:
Property and equipment	(236)	(246)
Trademarks and other intangibles	(1,200)	(1,318)
Other	(119)	(9)

	(1,555)	(1,573)

	$(282)	$(1,184)

The composition of net noncurrent deferred income tax liability by jurisdiction at December 31 was as follows:

	2008	2007

Federal	$(319)	$(1,042)
State and other	37	(142)

	$(282)	$(1,184)

The total deferred tax assets were $2,314 million and $1,480 million as of December 31, 2008 and 2007, respectively. The total deferred tax liabilities were $1,758 million and $1,819 million as of December 31, 2008 and 2007, respectively.

There were total net deferred tax assets of $556 million as of December 31, 2008, and total net deferred tax liabilities of $339 million as of December 31, 2007. No valuation allowance has been provided on the deferred tax assets as of December 31, 2008 or 2007, as RAI believes it is more likely than not that all of the deferred tax assets will be realized.

Pre-tax income for domestic and foreign operations consisted of the following:

	For the Years Ended
	December 31,
	2008	2007	2006

Domestic (includes U.S. exports)	$1,774	$2,043	$1,768
Foreign	354	30	41

	$2,128	$2,073	$1,809

A gain of $328 million from the termination of the R. J. Reynolds-Gallaher International Sarl joint venture was included in foreign income during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were as follows:

	For the Years Ended
	December 31,
	2008	2007	2006

Income taxes computed at statutory U.S. federal income tax rates	$745	$725	$633
State and local income taxes, net of federal tax benefits	73	86	58
Favorable resolution of federal tax matters	(2)	(1)	(17)
Other items, net	(26)	(44)	(1)

Provision for income taxes from continuing operations	$790	$766	$673

Effective tax rate	37.1%	37.0%	37.2%

In 2008, 2007 and 2006, the resolution of prior years’ federal tax matters resulted in a reduction of income tax expense of $2 million, $1 million and $17 million, respectively. The 2006 adjustment finalizes the IRS’s audit of tax returns for the years 1986 through 2001.

As of December 31, 2008, there were $437 million of accumulated and undistributed foreign earnings. Included in the $437 million was $10 million of foreign earnings that were previously taxed under Subpart F of the Internal Revenue Code and $328 million of foreign earnings related to the gain from the termination of the R. J. Reynolds-Gallaher International Sarl, joint venture. RAI does not have specific long-term plans to reinvest the $328 million joint venture gain overseas, and therefore, recorded $118 million of deferred income taxes. RAI also has undistributed foreign earnings in excess of its historical and planned future investments and therefore, recorded deferred income taxes of $10 million.

In 2007 and 2006, RAI recorded an adjustment of $1 million and $74 million, respectively, to the gain related to the acquisition of NGH, which occurred in 2000, primarily reflecting the favorable resolution of associated tax matters. Including these adjustments, the net after-tax gain on the acquisition of NGH was $1.8 billion.

As of December 31, 2008, the deferred tax benefits included in accumulated other comprehensive loss were $1,076 million for retirement benefits and $28 million for unrealized losses on long-term investments. For the year ended December 31, 2007, the tax benefits included in accumulated other comprehensive loss were $192 million for retirement benefits and $8 million for unrealized losses on short-term investments.

In 2007, as a result of adopting FIN No. 48, RAI recorded a cumulative effect for a change in accounting principle of $5 million concerning a decrease of accruals related to uncertain tax positions. This change was accounted for as an increase to the opening balance of retained earnings.

The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $159 million and $172 million at December 31, 2008 and 2007, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at December 31, 2008 and 2007, was $50 million and $49 million, respectively. The gross amount of penalties accrued was $12 million at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at January 1, 2007	$115
Gross increases related to current period tax positions	15
Gross increases related to tax positions in prior periods	3
Gross decreases related to tax positions in prior periods	(9)
Gross decreases related to audit settlements paid	(9)
Gross decreases related to lapse of applicable statute of limitations	(4)

Balance at December 31, 2007	111

Gross increases related to current period tax positions	10
Gross increases related to tax positions in prior periods	3
Gross decreases related to tax positions in prior periods	(3)
Gross decreases related to audit settlements paid	(16)
Gross decreases related to lapse of applicable statute of limitations	(8)

Balance at December 31, 2008	$97

As of December 31, 2008, $57 million of unrecognized tax benefits and $43 million of interest and penalties, if recognized, would affect RAI’s effective tax rate.

Major jurisdictions’ audit activities are summarized below:

RAI and its subsidiaries may be subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter, for which RAI has established an accrual, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. RAI’s major taxing jurisdictions and related open tax audits are discussed below.

The Internal Revenue Service completed its examination and issued an assessment for the years 2002 and 2003. RAI filed a protest in 2006, and a formal settlement agreement was signed during the first quarter of 2008. Overpayments from prior year audits exceed the settlement agreement amount, and a refund of $2 million was received in April 2008. Amended state returns were filed during the fourth quarter of 2008 to reflect these federal adjustments.

RAI filed a federal consolidated income tax return for the years 2004 through 2007. The statute of limitations remains open for the years 2005 through 2007. There are no IRS examinations scheduled at this time for these open years.

In 2007, the State of North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million: $21 million related to tax, $8 million related to interest and $8 million related to penalties. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with North Carolina to resolve issues identified and assessed for years 2000 through 2002. A complete resolution is not anticipated within the next 12 months. However, in the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense up to $13 million, inclusive of tax, interest, net of federal benefit, and penalties.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months. Excluding the impact of North Carolina’s assessment for years 2000 through 2002, RAI does not expect the change to have a significant impact on its consolidated results of operations, cash flows or financial position.

Note 13 — Borrowing Arrangements

On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, is referred to as the Credit Facility. The Credit Facility provides for a five-year, $550 million revolving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The Credit Facility’s maturity date of June 28, 2012, may be extended by one year, at the discretion of the lenders upon RAI’s request. Effective March 31, 2008, the Credit Facility was amended by:

•	adding a further exception to the covenant that restricts the sale of assets, so as to permit the disposition of real properties and related assets, whether by donation or sale below market value, in an aggregate amount not to exceed $15 million;

•	modifying the covenant limiting the amount of cash, Marketable Investments and Investment Equities that a Non-Guarantor Subsidiary, that is not a Domestic Subsidiary, as such terms are defined in the Credit Facility, may hold; and

•	modifying certain related definitions.

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

The Credit Facility contains, among others, the following restrictive covenants that limit, and in some circumstances prohibit, the ability of RAI and its subsidiaries to:

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

The Credit Facility contains customary events of default, including upon a change in control, that could result in the acceleration of the repayment of all amounts and cancellation of all commitments outstanding thereunder.

RAI is able to use the Credit Facility for borrowings and issuances of letters of credit at its option. Issuances of letters of credit reduce availability under the facility. As of December 31, 2008, there were no borrowings, and $12 million of letters of credit outstanding, under the Credit Facility.

Under the terms of the Credit Facility, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee of between 0.25% and 1.0% per annum on the unused portion of the Credit Facility. During 2008, RAI incurred $3 million in commitment fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Credit Facility bear interest, at the option of RAI, at a rate equal to an applicable margin plus:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Long-Term Debt

Long-term debt, net of discount and including fair value adjustments associated with interest rate swaps, as of December 31 consisted of the following:

	2008	2007

RJR debt:
9.25%, notes due 2013	$60	$60
7.25% guaranteed, notes due 2012	64	60
7.3% guaranteed, notes due 2015	1	1
7.875% guaranteed, notes due 2009	—	11

Total RJR debt	125	132

RAI debt:
6.5% guaranteed, notes due 2010	299	299
6.75% guaranteed, notes due 2017	846	754
7.25% guaranteed, notes due 2012	439	418
7.25% guaranteed, notes due 2013	622	622
7.25% guaranteed, notes due 2037	447	447
7.3% guaranteed, notes due 2015	199	199
7.625% guaranteed, notes due 2016	860	806
7.75% guaranteed, notes due 2018	249	249
7.875% guaranteed, notes due 2009	—	189
Floating rate, guaranteed, notes due 2011	400	400

Total RAI debt	4,361	4,383

Total long-term debt (less current maturities)	4,486	4,515
Current maturities of long-term debt	200	—

	$4,686	$4,515

As of December 31, 2008, the maturities of RAI’s and RJR’s notes, net of discount and excluding fair value adjustments associated with interest rate swaps, were as follows:

Year	RAI	RJR	Total

2009	$189	$11	$200
2010	300	—	300
2011	400	—	400
2012	392	57	449
2013	622	60	682
Thereafter	2,367	—	2,367

	$4,270	$128	$4,398

In conjunction with their obligations under the Credit Facility, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and the Conwood companies guarantee RAI’s notes.

The estimated fair value of RAI’s and RJR’s outstanding long-term notes, net of current maturities, was $3.5 billion and $4.6 billion with an effective average annual interest rate of 5.67% and 6.76%, as of December 31, 2008 and 2007, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part, at any time, subject to the payment of a make-whole premium. The floating rate notes, with the variable component of interest based on three-month LIBOR, are redeemable at par on any interest payment date after December 15, 2008.

Note 15 — Financial Instruments

Interest Rate Management

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures.

Swaps existed on the following principal amount of debt as of December 31, 2008 and 2007:

RJR 7.25% notes, due 2012	$57

Total swapped RJR debt	57

RAI 7.25% notes, due 2012	393
RAI 7.625% notes, due 2016	450
RAI 6.75% notes, due 2017	700

Total swapped RAI debt	1,543

Total swapped debt	$1,600

The interest rate swaps’ notional amounts and termination dates match those of the corresponding outstanding notes. As of December 31, 2008, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain on the hedges resulting from the change in the hedges’ fair value was $287 million and $119 million at December 31, 2008 and 2007, respectively, included in other assets and deferred charges in the consolidated balance sheets, and is equal to the increase in the fair value of the hedged long-term debt.

Under certain conditions, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities. No swaps were in a liability position as of December 31, 2008.

Credit Risk

RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions.

See note 14 for additional disclosures regarding long-term debt.

Note 16 — Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by the Conwood companies are discussed separately under the heading “— Smokeless Tobacco Litigation” below.

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million, $1 million and $4 million during 2008, 2007 and 2006 respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2008. RJR, including its subsidiary RJR Tobacco, have liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims not related to smoking and health asserted by JTI against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2008.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2008, 14 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2008, there were 3,953 cases, including 687 individual smoker cases pending in West Virginia state court as a consolidated action and 3,094 Engle Progeny Cases, involving 8,851 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 1,399 total cases on December 31, 2007, and 1,237 on December 31, 2006, pending in the United States against RJR Tobacco or its affiliates or indemnitees.

As of February 6, 2009, 198 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 194 in the United States; one in Puerto Rico; two in Canada; and one in Israel. Of the 194 total U.S. cases, 25 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,620 Broin II or the 3,156 Engle Progeny Cases, as discussed below, pending as of February 6,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of February 6, 2009, exclusive of the Broin II and Engle Progeny Cases:

	Number of
State	U.S. Cases

New York	24
Florida	22
Missouri	20
Louisiana	17
California	13
Mississippi	10
Maryland	7
Illinois	6
West Virginia	6	*
Connecticut	4
Ohio	4
Georgia	4
Pennsylvania	3
Kentucky	3
District of Columbia	3
Delaware	2
Washington	2
Alabama	2
Kansas	2
Minnesota	2
New Mexico	2
North Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
New Jersey	2
Maine	1
Arizona	1
Michigan	1
Oregon	1
South Carolina	1
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1

Total	194	**

*	Includes as one case the 687 cases pending as a consolidated action in re: Tobacco Litigation Personal Injury Cases, described below.

**	Of the 194 pending U.S. cases, 29 are pending in federal court, 164 in state court and 1 in tribal court.

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of February 6, 2009, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of October 10, 2008, as reported in RAI’s Quarterly Report on Form 10-Q for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal quarter ended September 30, 2008, filed with the SEC on October 24, 2008, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	October 10, 2008	Page
Case Type	of February 6, 2009	Increase/(Decrease)	Reference

Individual Smoking and Health	102	(36)	106
West Virginia IPIC (Number of Plaintiffs)*	1(687)	—	107
Engle Progeny (Number of Plaintiffs)**	3,156 (8,808)	846	108
Broin II	2,620	No Change	108
Class-Action	15	No Change	108
Health-Care Cost Recovery	4	No Change	115
MSA-Enforcement and Validity	60	No Change	119
Antitrust	2	No Change	122
Other Litigation	10	(1)	122

*	Beginning with this report, the West Virginia Individual Personal Injury Cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.

Four pending cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action Schwab [McLaughlin] v. Philip Morris USA, Inc.

In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of February 6, 2009, RJR Tobacco had been served in 3,156 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,808 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases.

In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeals upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. The briefing schedule with the Court of Appeals has not been set.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For a detailed description of these cases, see “— Class-Action Suits — Engle Case,” “— Class Action Suits — Medical Monitoring and Smoking Cessation Cases,” “— Health-Care Cost Recovery Cases — Department of Justice Case” and ‘‘— Class-Action Suits — ’Lights’ Cases” below.

In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA, including the four other state settlement agreements:

•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed future payment obligations in perpetuity on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes.

The aggregate cash payments made by RJR Tobacco under the MSA were $2.8 billion, $2.6 billion and $2.6 billion in 2008, 2007 and 2006, respectively. RJR Tobacco estimates its payments will be approximately $2.7 billion in 2009 and between approximately $2.4 million-$2.6 billion each year thereafter. These payments are subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Health-Care Cost Recovery Cases — MSA” below for a detailed discussion of the MSA, including RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of trials in 2009 compared to recent years. The following table lists the trial schedule, as of February 6, 2009, for RJR Tobacco or its affiliates and indemnitees through December 31, 2009.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

October 6, 2008 [ONGOING]	Vermont v. R. J. Reynolds Tobacco Co. [MSA Enforcement (Eclipse)]	RJR Tobacco	Superior Court Chittenden County (Burlington, VT)
March 9, 2009	Gelep v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Pinellas County (St. Petersburg, FL)
April 13, 2009	Kalyvas v. Philip Morris USA, Inc.. [Engle Progeny]	RJR Tobacco	Circuit Court Hillsborough County (Tampa, FL)
April 14, 2009	Levine v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Circuit Court Palm Beach County (West Palm Beach, FL)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

April 27, 2009	Abbott v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Barbanell v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Bronstein v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Cohen v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Dawson v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Kaplan v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Lapidus-Carlson v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Marrazzo v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Morrissette-Stege v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Palmieri v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Rohr v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Tucci v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
April 27, 2009	Walsh v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
May 11, 2009	Martin v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Escambia County (Pensacola, FL)
June 1, 2009	Allen v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Hillsborough County (Tampa, FL)
June 29, 2009	Budnick v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

June 29, 2009	Greene v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Grossman v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Naugle v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Buonomo v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Calloway v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Goldthorpe v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Hatziyannakis v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Putney v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Stephens v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
June 29, 2009	Talenfeld v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
July 6, 2009	Hargroves v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Broward County (Ft. Lauderdale, FL)
July 13, 2009	Blanche v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Charlotte County (Punta Gorda, FL)
July 13, 2009	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Independence, MO)
August 3, 2009	Long v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Hillsborough County (Tampa, FL)
August 3, 2009	Woods v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	U.S. District Court Southern District (Jackson, MS)
August 5, 2009	Coley v. 3M Company. [Other]	RJR Tobacco	Superior Court New Castle County (Wilmington, DE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

October 5, 2009	Willis v. R.J. Reynolds Tobacco Co. [Engle Progeny]	RJR Tobacco	Circuit Court Manatee County (Bradenton, FL)
October 19, 2009	Nuzum v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)
November 17, 2009	Grisham v. Philip Morris Inc. [Individual],	B&W	U.S. District Court Central District (Los Angeles, CA)

Trial Results.  From January 1, 1999 through February 6, 2009, 54 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 37 cases, including four mistrials, tried in Florida (11), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).

Additionally, from January 1, 1999 through February 6, 2009, 23 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants were tried. Verdicts were returned in favor of the defendants in 14 cases, including two mistrials, tried in Florida (6), California (3), New Hampshire (1), New York (1), Pennsylvania (1), Rhode Island (1) and Tennessee (1). Verdicts in favor of the plaintiffs were returned in nine cases tried in California (4), Florida (2), Oregon (2) and Illinois (1).

No smoking and health or health-care cost recovery cases in which RJR Tobacco was a defendant were tried in 2008.

The following chart reflects the verdicts and post-trial developments in the smoking and health cases that have been tried and remain pending as of February 6, 2009, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The Florida Supreme Court on July 6, 2006, affirmed the dismissal of the punitive damages award and decertified, on a going-forward basis, the class. The court preserved a number of classwide findings from Phase I of the Engle trial, and authorized class members to avail themselves of those findings in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision becomes final. In addition, the court reinstated compensatory damage verdicts in favor of two plaintiffs in the amounts of $2.85 million and $4.023 million, respectively. In the third quarter of 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari and petition for rehearing. As a result, on February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the damages verdicts mentioned above, which amount was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages to $25.125 million of which B&W’s share is approximately $6 million. On January 2, 2007, the defendants moved to set aside the June 11, 2002, verdict and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case. The court granted the plaintiff’s motion for entry of judgment on August 14, 2008. Pursuant to that verdict, the plaintiff will recover the sum of $24.8 million plus interest at the yearly statutory rates from July 11, 2002. On October 30, 2008, the defendants’ motion for reconsideration of or, in the alternative, to alter or amend the order on the plaintiff’s motion for entry of judgment was denied. On November 12, 2008, the court entered the final judgment. On December 1, 2008, the defendants filed a notice of appeal. Briefing is underway.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On January 21, 2005, the plaintiff stipulated to the court’s reduction in the amount of punitive damages from $20 million to $5 million, apportioned as follows: $0 to American Tobacco; $4 million to B&W; $500,000 to the Council for Tobacco Research and $500,000 to the Tobacco Institute. On June 26, 2007, final judgment was entered in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal on July 3, 2007. Oral argument occurred on January 26, 2009. A decision is pending. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	On September 29, 2004, the defendants posted a $50 million bond and noticed their appeal to the Louisiana Court of Appeal. RJR Tobacco posted $25 million toward the bond. On February 7, 2007, the Louisiana Court of Appeal limited the size of the class, and rejected the award of pre-judgment interest and most of the specific components of the smoking cessation program. However, the court upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. On July 21, 2008, the trial court entered an amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million, together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or the underutilization by the remaining plaintiffs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

On August 27, 2008, the court denied the defendants’ request for permission to pursue an appeal. On September 9, 2008, the defendants filed an emergency application for writ of mandamus or supervisory writ with request for stay and expedited consideration. The same day, the Louisiana Court of Appeals stayed all proceedings pending further order of the court. On November 17, 2008, the Court of Appeals granted the defendants’ writ and ordered the trial court to sign the order for appeal. On December 10, 2008, the plaintiffs’ application for supervisory writs of certiorari and or review from the November 17, 2008 ruling was denied by the Louisiana Supreme Court On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. A briefing schedule has not been set.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	On June 1, 2005, B&W filed its notice of appeal. On July 31, 2007, the Missouri Court of Appeals affirmed the compensatory damages award but ordered a new trial on punitive damages. The Missouri Supreme Court accepted transfer of the case from the court of appeals, but on July 31, 2008, retransferred the case to the Missouri Court of Appeals. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part and remanded the case for further proceedings on the issue of punitive damages. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

January 27, 2009, the Court of Appeals denied the defendants’ motion for rehearing.
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	On August 18, 2005, B&W filed its notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the New York Supreme Court, Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. On December 16, 2008, the New York Court of Appeals affirmed the intermediate appellate court’s order. The plaintiffs filed a motion for leave to reargue on January 14, 2009.
August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	On September 11, 2006, RJR Tobacco and B&W filed their notices of appeal. On October 16, 2006, the government filed its notice of appeal. The court of appeals granted the defendants’ motion to stay the district court’s order on October 31, 2006. Oral argument occurred on October 14, 2008. A decision is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 2, 2007	Whiteley v. R. J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	On September 5, 2007, the court denied RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. RJR Tobacco filed its notice of appeal on October 3, 2007. Briefing is complete. Oral argument has not been scheduled. RJR Tobacco has deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal.

Individual Smoking and Health Cases

As of February 6, 2009, 102 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny Cases or West Virginia IPIC Cases discussed below. A total of 99 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2008, to December 31, 2008, or remained on appeal as of December 31, 2008.

In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris on May 2, 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco on May 9, 2007. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco has appealed. Briefing is complete. Oral argument has not been scheduled. RJR Tobacco deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of supersedeas bond to stay enforcement of the judgment pending appeal.

On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review. Briefing is complete. A decision is pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

After all post-trial motions, and appeals therefrom, were denied, judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages, the original jury award reduced by 50%, and $5 million in punitive damages, the amount to which the plaintiff stipulated. On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007. Oral argument occurred on January 26, 2009. A decision is pending.

On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. The Missouri Supreme Court agreed to accept transfer of the case from the Court of Appeals, and on July 31, 2008, retransferred the case to the Missouri Court of Appeals. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. On December 30, 2008, the defendants filed a motion for rehearing, which was denied on January 27, 2009. A new trial on the issue of punitive damages is expected to occur in 2009.

On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. On December 16, 2008, the New York Court of Appeals affirmed the order. The plaintiffs filed a motion for leave to reargue on January 14, 2009.

West Virginia IPIC

In West Virginia, there are 729 cases (of which 687 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Personal Injury Cases. These cases are proposed to be tried in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial is scheduled to begin February 1, 2010.

Engle Progeny Cases

Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of February 6, 2009, RJR Tobacco had been served in 3,156 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,808 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery, and several are expected to be tried in 2009. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.

Broin II Cases

As of February 6, 2009, there were 2,620 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.

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

Class-Action Suits

Overview.  As of February 6, 2009, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, New York, West Virginia and Georgia. All pending class-action cases are discussed below.

The pending class-actions against RJR Tobacco or its affiliates or indemnitees include seven cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri and New York and are discussed below under “— ‘Lights’ Cases.”

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions. These cases are discussed below under “— Health-Care Cost Recovery Cases.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.

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

On March 31, 2004, phase two of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million, that is, the portions for RJR Tobacco and B&W, towards the bond. On February 7, 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest and struck eight of the 12 components of the smoking cessation program. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. Plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied on June 10, 2008. On July 21, 2008, the trial court entered an amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.

On August 27, 2008, the court denied the defendants’ request for permission to pursue an appeal. On September 9, 2008, the defendants filed an emergency application for writ of mandamus or supervisory writ with request for stay and expedited consideration. The same day, the Louisiana Court of Appeals stayed all proceedings pending further orders of the court. On November 17, 2008, the Court of Appeals granted the defendants’ writ and ordered the trial court to sign the order for appeal. On December 10, 2008, the plaintiffs’ application for supervisory writs of certiorari and or review from the November 17, 2008 ruling was denied by the Louisiana Supreme Court. On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. A briefing schedule has not been set.

Peoples v. Reynolds American, Inc., filed November 17, 2008 in the U.S. District Court for the Northern District of Georgia, is a purported RICO class action on behalf of Georgia smokers claiming that RAI, Altria and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lorillard, and/or their affiliates wrongfully influenced the federal government’s National Cancer Institute not to recommend CT scans as a routine lung cancer screening test for smokers. Plaintiffs claim that the NCI’s failure to endorse the test leads insurers to deny reimbursement and persuades doctors not to order the tests as a result. The plaintiffs seek a variety of damages, including alleged contemplated damages under RICO, punitive damages, attorney’s fees, interest and costs. The defendants have moved to dismiss the case based on the plaintiffs failure to state a claim meeting the basic prerequisites of RICO.

Engle Case.  Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a case filed in May 1994, in Circuit Court, Miami-Dade County, Florida, in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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

On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of February 6, 2009, 3,156 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,808 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.

On April 17, 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted. During the second quarter of 2007, RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. On October 1, 2007, the defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied. On November 26, 2007, the defendants’ petition for rehearing with the U.S. Supreme Court was denied. As a result, the verdicts in favor of Mary Farnan and Angie Della Vecchia, mentioned above, became final. On February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the compensatory damages verdicts mentioned above, which amount was determined using the total amount of the verdicts together with accrued interest beginning November 7, 2000. On May 14, 2008, the court entered an order granting the motion for discharge and return of compensatory damages supersedeas bond. During the second quarter of 2008, RJR Tobacco received the cash collateral of $3.8 million that it posted for the compensatory damages bond. Also on May 14, 2008, plaintiffs Mary Farnan and Ralph Della Vecchia, as representative of the estate of Angie Della Vecchia, filed satisfactions of judgment and waived all claims for punitive damages and acknowledged full payment in satisfaction of the November 7, 2000, amended final judgment. The same day, the court granted the parties joint motion to sever moving plaintiffs’ claims. Plaintiffs Raymond Lacey, Michael Matyi and Loren Lowery have filed new cases. Plaintiff Howard Engle filed a stipulation for dismissal with prejudice, which the court ordered on July 2, 2008. On January 7, 2009, plaintiff Marilyn Calhoun’s motion for relief from judgment, which sought to extend the deadline for filing Engle Progeny Cases beyond January 11, 2008, was denied by the Florida Supreme Court.

Since the Florida Supreme Court’s July 6, 2006 opinion, no Engle Progeny Cases have proceeded to trial against RJR Tobacco or B&W. RJR Tobacco expects that some Engle Progeny Cases will proceed to trial against RJR Tobacco and/or B&W in 2009, with the first case likely to start in March 2009.

Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., a case filed in February 2001, and pending in Circuit Court, Miami-Dade County, Florida, was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002, in a personal injury action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s June 11, 2002, verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed its review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case. The court granted the plaintiffs’ motion for entry of judgment on August 14, 2008. Pursuant to the verdict rendered, the plaintiff, Robin Lukacs, as personal representative of the estate of John and Yolanda Lukacs, will recover the sum of $24.8 million plus interest applicable at the yearly statutory rates from June 11, 2002. On October 17, 2008, the plaintiff withdrew her request for punitive damages. On October 30, 2008, the defendants’ motion for reconsideration of or, in the alternative, to alter or amend the order on the plaintiffs’ motion for entry of judgment was denied. On November 12, 2008, the court entered final judgment. On December 1, 2008, the defendants filed a notice of appeal. Briefing is underway.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Business and Professions Code Cases.  On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. Briefing is complete. Oral argument is scheduled for March 3, 2009.

“Lights” Cases.  As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), and New York (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. The U.S. Supreme Court decided that these claims are not preempted by the Cigarette Labeling Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry on December 15, 2008. In light of this decision, it is likely that one or more of the stayed cases will become active in 2009.

The seminal “lights” class-action case involved RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007. On December 18, 2008, the plaintiffs filed a petition for relief from judgment stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court denied that motion on February 4, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class-action pending against Altria and Philip Morris USA. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., this case is likely to become active in 2009.

In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., this case is likely to become active in 2009.

In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment and remanded the case to the District Court. On February 27, 2008, RJR Tobacco’s motion to stay its January 3, 2008, petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc. was granted. On January 20, 2009, the Minnesota Supreme Court issued an order vacating the February 27, 2008 order that granted RJR Tobacco’s petition for review. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., the case is likely to become active in 2009.

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005 to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. On February 1, 2008, the court stayed the case until the completion of the appeal in Dahl v. R. J. Reynolds Tobacco Co. and Good v. Altria Group, Inc. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., this case is likely to become active in 2009.

In the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Class Actions.  In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. On July 11, 2006, the plaintiffs filed a motion for class certification. This case has been virtually dormant; however, class counsel has indicated the intent to file an amended complaint and renew activity in the case. As a result, the court has vacated all scheduling orders pending further action by the plaintiffs and a ruling on their motion to amend.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 6, 2009, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the MSA discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA, including the settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and related information for 2006 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

										2012 and
	2006	2007	2008	2009		2010		2011		thereafter

First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204
Remaining States’ Settlement:
Annual Payments (1)	7,004	7,004	8,004		8,004		8,004		8,004		8,004
Base Foundation Funding	25	25	25		—		—		—		—
Growers’ Trust (2)	500	500	500		295		295		—		—
Offset by federal tobacco buyout(2)	(500)	(500)	(500)		(295)		(295)		—		—

Total	$8,389	$8,389	$9,389		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
Settlement expenses	$2,611	$2,821	$2,703		—		—		—		—
Settlement cash payments	$2,631	$2,616	$2,830		—		—		—		—
Projected settlement expenses				$	>2,550	$	>2,400	$	>2,400	$	>2,450
Projected settlement cash payments				$	>2,650	$	>2,550	$	>2,400	$	>2,400

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part on March 16, 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 17, 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States. Oral argument in the appeals occurred on October 14, 2008. A decision is pending.

The stay of the district court’s order suspends the enforcement of the order pending the outcome of the defendants’ appeal. RJR Tobacco does not know the timing of an appellate decision or, if the order is affirmed, the compliance deadlines that will be imposed. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order, would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order, such as the costs of corrective communications. Given the uncertainty over the timing and substance of an appellate decision, RJR Tobacco currently is not able to estimate reasonably the costs of such compliance. Moreover, if the order were ultimately affirmed and RJR Tobacco were to fail to comply with the order on a timely basis, then RJR Tobacco could be subject to substantial monetary fines or penalties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 13, 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against certain cigarette manufacturers, including RJR Tobacco, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The plaintiff seeks to recover the present value of total expenditures by the Province for health care benefits resulting or expecting to result from tobacco-related diseases or risk of tobacco-related diseases, costs or special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: deceit and misrepresentation, failure to warn, promotion of cigarettes to children and adolescents, negligent design and manufacture, breaches of other common law, equitable and statutory duties and obligations and conspiracy and concerted action in Canada. On June 26, 2008, RJR Tobacco filed a notice of intent to defend.

Native American Tribe Cases.  As of February 6, 2009, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

Hospital Cases.  As of February 6, 2009, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for June 7, 2010. On July 11, 2008, certain defendants, including RJR Tobacco and B&W, filed a motion for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary judgment based on the plaintiffs’ lack of proof linking the defendants’ allegedly wrongful conduct with the claimed damages. Oral argument occurred on November 24, 2008. A decision is pending.

Other Cases.  On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002 to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim for lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). Oral argument on the plaintiffs’ motion for partial summary judgment and the defendants’ motion to dismiss occurred on November 20, 2008. A decision is pending.

MSA-Enforcement and Validity

As of February 6, 2009, there were 60 cases concerning the enforcement, validity or interpretation of the MSA in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the MSA.

On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III (r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. Trial in this action began on October 6, 2008. Closing arguments are scheduled for March 11, 2009.

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

On October 28, 2008, Vibo Corporation, Inc. d/b/a General Tobacco, referred to as General, filed a complaint in the U.S. District Court for the Western District of Kentucky against RJR Tobacco and other participating manufacturers, referred to as PMs, under the MSA, and the Attorney Generals of the 52 states and territories that are parties to the MSA. General sought, among other things, to enjoin enforcement of certain provisions of the MSA and an order relieving it of certain of its payment obligations under the MSA and, in the event such relief was not granted, rescission of General’s 2004 agreement to join the MSA. General also moved for a preliminary injunction that, among other things, would have enjoined the states from enforcing certain of General’s payment obligations under the MSA. On November 14, 2008, RJR Tobacco and the other defendants moved to dismiss General’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint. On January 5, 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing General’s lawsuit.

On December 11, 2008, General filed a second complaint, for declaratory relief under the MSA in the California Superior Court for the County of San Diego against the State of California and RJR Tobacco and other PMs under the MSA. General’s complaint seeks a declaration that a proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nations” provision or require that the settling states agree to make similar terms available to other PMs. Defendants’ answer or other response is due on February 17, 2009.

In December 2007, nine states (California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington) sued RJR Tobacco claiming that an advertisement published in a magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. In addition, three states (Connecticut, New York and Maryland) also claimed that a direct mail piece distributed by RJR Tobacco violated the MSA prohibition against distributing utilitarian items bearing a tobacco brand name. Each state sought injunctive relief and punitive monetary sanctions. Seven of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. (The issue has not been resolved definitively by the other two courts at this time). Three of these cases have been ruled upon following bench trials. In two states (Washington and Maine), RJR Tobacco received complete defense rulings. In one state (Ohio), the Court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded; however, the state has submitted a petition to recover approximately $43,000 in attorneys’ fees and costs. RJR Tobacco has filed a notice of appeal and believes it has strong bases for the appeal. RJR Tobacco is awaiting rulings by the courts in two cases. Finally, in Stewart v. RJR Tobacco, a class-action filed in California state court against the magazine’s publisher, Wenner Media, and RJR Tobacco claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. This case is still in a preliminary phase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 6, 2009, all 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 42 states, the orders compelling arbitration are final and/or non-appealable.

On December 8, 2008, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Agreement, with 25 of the settling states. The Agreement establishes October 1, 2009, as the date by which arbitration begins. To encourage the participation of the settling states, the Agreement provided certain financial incentives to the signing settling states, in the form of a potential reduction in the amount of a given settling state’s liability (if any) with respect to the 2003 NPM Adjustment, as well as the potential for release of a portion of certain amounts deposited in the disputed payments account by RJR Tobacco and certain other PMs in connection with the 2005 NPM Adjustment. Other settling states were given until January 30, 2009, to sign the Agreement and also receive the benefit of the financial incentives provided in that agreement. As of January 30, 2009, 45 of the settling states, representing approximately 90% of the allocable share of the settling states, had signed the Agreement. By virtue of the fact that settling states representing allocable share greater than 80% have signed the Agreement, signing states will have their ultimate liability (if any) with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment into the disputed payments account will, without releasing or waiving any claims, authorize the release of those funds to the settling states.

NPM Adjustment Claim for 2004.  During 2006, proceedings were initiated with respect to an NPM Adjustment for 2004. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and other PMs initiated the “significant factor” proceeding before the independent economic consultant called for under the MSA. On February 12, 2007, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2004 market share loss. On April 16, 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2004 NPM Adjustment as calculated by the MSA independent auditor.

NPM Adjustment Claim for 2005.  During 2007, proceedings were initiated with respect to an NPM Adjustment for 2005. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2005. On April 18, 2007, RJR Tobacco and other PMs initiated the “significant factor” proceeding called for under the MSA. On February 7, 2008, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing” to the 2005 market share loss. On April 15, 2008, RJR Tobacco placed approximately $431 million of its 2008 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments.

NPM Adjustment Claim for 2006.  During 2008, proceedings were initiated with respect to an NPM Adjustment for 2006. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2006. On April 29, 2008, RJR Tobacco and other PMs initiated the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“significant factor” proceeding called for under the MSA. On October 6, 2008, RJR Tobacco filed its initial briefs and expert reports in connection with the significant factor proceeding. On February 18, 2009, the independent economic consulting firm issued its preliminary determination that the disadvantages of the MSA were “a significant factor contributing” to the 2006 market share loss. The firm is scheduled to issue a final determination by March 24, 2009.

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of February 6, 2009, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties are currently engaged in discovery.

In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On November 18, 2008, the New Mexico Court of Appeals reversed the grant of summary judgment in favor of RJR Tobacco, B&W and Philip Morris. On January 7, 2009, RJR Tobacco filed a petition of writ of certiorari with the Supreme Court of the State of New Mexico. RJR Tobacco awaits a ruling on that petition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A preliminary hearing was commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor had sufficient evidence supporting the criminal charges to justify a trial of the defendants that had been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and discharging the other six accused. JTI-MC and Mr. Lang separately filed papers seeking an order quashing the order committing them to stand trial, and the government filed papers seeking an order quashing the order discharging six of the accused. On December 19, 2007, JTI-MC abandoned its effort to have the order committing it to trial quashed. On February 19, 2008, the Superior Court of Justice in Ontario denied Mr. Lang’s request to quash the order committing him to trial. The court granted the government’s request to quash the order discharging six individuals and remanded the matter to the preliminary hearing judge for reconsideration. No appeals were taken from that decision. The matter is currently being reconsidered by the preliminary hearing judge.

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

•	In July 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 19, 2007, the court ordered that the case be scheduled for trial no later than December 31, 2008, subject to further order of the court. On January 15, 2009, the Court ordered that the deadline for setting the action for trial is January 31, 2011.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. Indemnification to JTI was $11 million in 2008 and $8 million in 2007. In addition, as of December 31, 2008, RJR, including its subsidiary RJR Tobacco, had liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs’ and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. No ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint.

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

On January 19, 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument occurred on March 7, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 25, 2008, the Federal Circuit issued a decision reversing the district court’s holdings and remanded the case to the district court for further proceedings on the issues of validity and infringement. On September 2, 2008, Star filed a motion for reassignment of the case on remand to a new trial judge. On September 5, 2008, the Federal Circuit denied that motion. The Federal Circuit denied RJR Tobacco’s combined petition for panel hearing and rehearing en banc on October 22, 2008.

The district court has scheduled the trial to be held during the period of April 20 to May 29, 2009. On December 31, 2008, RJR Tobacco petitioned the U.S. Patent Office to reexamine Star’s patents-in-suit. On January 16, 2009, RJR Tobacco filed a petition for writ of certiorari to the U.S. Supreme Court. On January 30, 2009, RJR Tobacco filed summary judgment motions of invalidity based in indefiniteness, of invalidity based on 35 U.S.C. § 101, of invalidity based on anticipation and obviousness, and for noninfringement. On February 12, 2009, the U.S. Patent Office issued an order granting request for ex parte reexamination as to the petition filed on December 31, 2008.

A Civil Investigative Demand, referred to as the CID, was issued by the FTC to RJR Tobacco on August 23, 2007, to determine whether RJR Tobacco’s advertising and marketing related to the Camel No. 9 cigarette brand may violate the FTC Act. The CID requires RJR Tobacco to produce documents and answer interrogatories. On January 7, 2008, RJR Tobacco certified as complete its production of documents to the FTC.

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

Smokeless Tobacco Litigation

As of February 6, 2009, Conwood Company, LLC was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

Pursuant to a second amended complaint filed in September 2006, Conwood Company, LLC is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by the Conwood companies. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI’s operating subsidiaries will record the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.3 billion to $2.8 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial position and results of operations.

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

On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court granted summary judgment in favor of Maryland and Pennsylvania and denied summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On January 14, 2008, RJR Tobacco and the other tobacco manufacturer/settlors filed a petition seeking direct discretionary review by the North Carolina Supreme Court. On February 25, 2008, the North Carolina Supreme Court denied that petition. On August 20, 2008, oral arguments were held before the North Carolina Court of Appeals. On December 16, 2008, the North Carolina Court of Appeals, in a 2-1 decision, reversed the Business Court and remanded the case for entry of judgment in favor of RJR Tobacco and the other tobacco manufacturers/settlors. On January 20, 2009, Maryland and Pennsylvania filed an appeal of right based on the dissenting opinion and also filed a petition for discretionary review on certain additional issues. On January 30, 2009, RJR Tobacco and the other tobacco manufacturers/settlors filed a response to the states’ petition for discretionary review. The states’ brief to the North Carolina Supreme Court on the appeal of right is due on February 19, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds.

The district court granted the defendants’ motion to dismiss on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On March 13, 2008, the court denied this motion. On November 19, 2007, the plaintiff filed a motion for class certification, which the court granted on September 29, 2008. Court ordered mediation occurred on July 10, 2008, but no resolution of the case was reached. On May 29, 2008, the defendants filed a motion for judgment on the pleadings, which asked the court to dismiss the claims asserted by class members who voluntarily transferred their 401(k) investments from the NGH and Nabisco funds before January 31, 2000. That motion remains outstanding. On September 18, 2008, each of the plaintiffs and the defendants filed motions for summary judgment. A decision is pending. Finally, on January 9, 2009, the defendants filed a motion to decertify the class; that motion remains pending as well.

Employment Litigation

On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act, referred to as FLSA. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The total number of current or former retail representatives participating is 469, including those who have opted in the Marshall case and subsequent lawsuits filed in New York and California as described below.

Two new cases alleging violations of the FLSA and other state law wage and hour claims were filed in February 2008: Radcliffe v. R.J. Reynolds Tobacco Co., filed on February 14, 2008, in federal court in California, was served on May 9, 2008; and Dinino v. R.J. Reynolds Tobacco Co., filed on February 29, 2008, in federal court in New York, was served on April 18, 2008. The Dinino and Radcliffe matters have been transferred to the Missouri court in conjunction with the already pending Marshall case due to the similarity of issues to be resolved. The plaintiffs in the Dinino and Radcliffe matters failed to move for class certification on the state law claims.

On December 22, 2008, RJR Tobacco’s motion for partial summary judgment was granted. The court ruled that the plaintiffs’ commutes from their homes to their first assignment of the day, and their commutes from their last assignments of the day to their homes, are non-compensable. On February 5, 2009, the court denied the plaintiffs’ motion for reconsideration on this issue or, in the alternative, plaintiffs’ request for certification for interlocutory appeal.

The case is still in the discovery phase. Mediation was held on February 3, 2009, but the parties were unable to reach a resolution.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments,” RJR Tobacco has received several claims for indemnification from JTI. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree whether the circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date. RJR, including its subsidiary RJR Tobacco, have liabilities totaling $94 million that were recorded in 1999 in connection with these indemnification claims.

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

Under certain circumstances, any fair value that results in a liability position of certain interest rate swaps may require full collateralization with cash or securities. No swaps were in a liability position as of December 31, 2008.

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees and indemnification obligations.

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $21 million, $20 million and $24 million for 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments as of December 31, 2008, were as follows:

Noncancellable
Operating Leases

2009	$16
2010	14
2011	12
2012	10
2013	8
Thereafter	8

Total	$68

The B&W business combination restructuring accrual includes $31 million related to the lease obligations of the former B&W facilities included in the table above.

Note 17 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2008, consisted of 100 million shares of preferred stock, par value $.01 per share, and 800 million shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In 2008, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

In 2004, RAI’s board of directors adopted a shareholder rights plan, pursuant to which RAI declared a dividend of one preferred stock purchase right on each share of RAI’s common stock outstanding on July 30, 2004. The board also authorized the issuance of rights for each share of RAI common stock issued after the dividend record date, until the occurrence of certain specified events. The rights will expire on July 30, 2014, unless earlier redeemed, exercised or exchanged under the terms of the rights plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2008, 2007 and 2006:

	2008	2007	2006

First	$0.85	$0.75	$0.625
Second	$0.85	$0.75	$0.625
Third	$0.85	$0.85	$0.75
Fourth	$0.85	$0.85	$0.75

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP. On February 5, 2008, the board of directors of RAI authorized the repurchase of up to $30 million of outstanding shares of RAI common stock to offset the dilution from shares issued under certain equity-based benefit plans. This $30 million repurchase program was superseded on April 29, 2008, when RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of December 31, 2008, RAI had repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under the above share repurchase programs. To preserve liquidity, RAI did not make any stock purchases under the repurchase program in the fourth quarter of 2008.

Additionally during 2008, at a cost of $3 million, RAI purchased 57,223 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Changes in RAI’s common stock outstanding during 2008 were as follows:

Shares

Shares outstanding as of December 31, 2007	295,007,327
Shares repurchased and cancelled	(3,817,095)
LTIP shares granted	322,585
LTIP shares forfeited	(96,797)
LTIP tax shares repurchased and cancelled	(57,223)
Stock options exercised	72,571
Equity incentive award plan shares issued	19,394

Shares outstanding as of December 31, 2008	291,450,762

Note 18 — Stock Plans

As of December 31, 2008, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the LTIP.

The EIAP currently provides for (1) grants of deferred stock units to eligible directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to eligible directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 1,000,000 shares of common stock may be issued under this plan, of which 599,266 shares were available for grant as of December 31, 2008. Deferred stock units

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI’s common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI’s common stock during December of the year preceding payment. Compensation expense related to the EIAP was $1 million income during 2008, due to the decline of the price of RAI’s common stock during 2008, compared with $4 million expense during each of 2007 and 2006.

The LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. Upon retirement, the holder’s grant under the LTIP generally vests on a pro rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate approximation of forfeitures related to retirement. Historically, forfeitures due to other events have been immaterial, and therefore, no estimate of forfeitures has been recorded. The total number of shares of common stock authorized for grant under the LTIP is 27,545,628 shares. Of this authorization, 9,290,609 shares were available for grant as of December 31, 2008.

Activity under the LTIP was as follows:

	Number				Number	Number
	of				of	of
	Shares				Shares	Shares
Grant Year	Granted	Grant Price	Type	Vesting Date	Cancelled	Vested

2004	972,432	N/A	Phantom Stock	Ratably over three years	152,770	819,662
2005	552,194	N/A	Phantom Stock	March 2, 2008	56,110	496,084
2006	507,060	$52.60	Restricted Stock	March 6, 2009	63,373	110,511
2006	9,084	$66.05	Restricted Stock	March 6, 2009	—	—
2007	373,082	$59.50	Restricted Stock	March 6, 2010	52,838	39,899
2007	1,244	$64.14	Restricted Stock	March 6, 2010	—	—
2007	34,825	N/A	Phantom Stock	34% on December 31, 2007	—	11,841
				66% on December 31, 2008	—	22,984
2008	321,991	$61.89	Restricted Stock	March 6, 2011	34,783	13,402
2008	594	$55.13	Restricted Stock	March 6, 2011	—	—

The phantom stock grants consisted of performance shares awarded to eligible employees under the LTIP. These shares were payable in cash, based on the closing price of RAI common stock on the date of vesting. The actual number of shares granted was fixed. The amount of the liability for these awards was remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with RAI dividends.

The restricted stock grants consist of restricted shares of RAI common stock awarded to eligible employees under the LTIP. These restricted shares were granted based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. However, because the holder may elect greater than minimum tax withholding upon vesting, the 2006 grants are accounted for as liability-based, and the amount of the liability for the award is remeasured each reporting period based on RAI’s current stock price. Compensation expense includes the effects of changes in the price of RAI common stock and the portion of vesting period elapsed. The 2007 and 2008 grants are accounted for as equity-based and compensation expense includes the vesting period elapsed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends are paid on restricted stock on the same basis as dividends on shares of RAI common stock, and are recognized as a reduction of equity. Related realized income tax benefits are recognized as an increase to additional paid-in-capital. The changes in restricted RAI common stock during 2008 were as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at beginning of year	816,243	$55.78
Granted	322,585	61.88
Forfeited	(96,797)	58.61
Vested	(143,782)	55.30

Outstanding at end of year	898,249	$57.74

Payments related to stock-based compensation, including dividend equivalents paid on phantom stock, were $35 million, $20 million and $22 million for the years ended 2008, 2007 and 2006, respectively.

Total compensation expense, including dividend equivalents on phantom stock, related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

	2008	2007	2006

2004 LTIP performance shares	$—	$3	$17
2005 LTIP performance shares	1	11	15
2006 LTIP restricted stock	(1)	10	10
2007 LTIP restricted stock and performance shares	7	8	—
2008 LTIP restricted stock	5	—	—

Total compensation expense	$12	$32	$42

Total related tax benefits	$4	$12	$16

The following amounts in the consolidated balance sheet as of December 31 related to the 2007 LTIP performance share grants and the 2006, 2007 and 2008 LTIP restricted stock grants:

	2008	2007

Other current liabilities	$14	$29
Other noncurrent liabilities	—	19
Paid-in-capital	15	6

There were $20 million of unrecognized compensation costs related to restricted stock, calculated at the December 31, 2008, ending stock price or original grant price, which are expected to be recognized over a weighted-average period of 1.76 years.

In the EIAP and the LTIP, options were granted primarily prior to 1999 and to a lesser extent through 2003, all of which are fully vested. For various price ranges, the weighted average characteristics of stock options outstanding, all of which were exercisable at December 31, 2008, were as follows:

		Average
		Remaining	Weighted
		Contractual	Average
Exercise Price Range	Shares	Life (Years)	Exercise Price

$13.05 - $16.22	368,174	1.2	$13.66
34.90	20,000	3.4	34.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding as of December 31, 2008, 42,800 were issued under the EIAP, and under the LTIP, 315,374 were issued prior to 1999 and 30,000 were issued in tandem with shares of restricted stock in 1999. The changes in RAI’s stock options during 2008, 2007 and 2006 were as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	466,347	$14.59	513,924	$14.59	817,994	$14.90
Expired	(5,602)	16.21	(2,588)	24.16	(61,232)	16.90
Exercised	(72,571)	13.56	(44,989)	14.13	(242,838)	15.05

Outstanding at end of year	388,174	14.75	466,347	14.59	513,924	14.59

Exercisable at end of year	388,174	14.75	466,347	14.59	513,924	14.59

The intrinsic value of options exercised was $2 million, $2 million and $10 million for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2008, was $10 million. Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2008	2007	2006

Proceeds from exercise of stock options	$1	$1	$4
Excess tax benefits from stock-based compensation	2	2	4

Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted Average	Future Issuance under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	345,374	$13.49	9,290,609
Equity Compensation Plans Not Approved by Security Holders(1)	42,800	24.95	599,266

Total	388,174	14.75	9,889,875

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

Note 19 — Retirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

As a result of the new funding requirements of the Pension Protection Act of 2006, referred to as the PPA, RAI and the Pension Benefit Guaranty Corporation amended and restated an agreement effective December 31, 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally entered into in 1999. The amended agreement resulted in, among other things, RAI’s release of the accumulated excess contributions that were held separately within the affected plan, sometimes referred to as credit balances, as allowed under the PPA and subjects RAI to the same contribution and other requirements of the PPA as other U.S. qualified defined benefit plans. Upon RAI attaining investment grade corporate ratings by S&P and Moody’s, the amended and restated agreement with the Pension Benefit Guaranty Corporation terminated.

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Obligation at beginning of year	$5,088	$5,293	$1,485	$1,490
Service cost	36	40	5	6
Interest cost	318	313	90	91
Actuarial gain (loss)	66	(182)	(25)	—
Plan amendments	26	2	—	—
Benefits paid	(424)	(379)	(110)	(102)
Settlements	(11)	—	—	—
Curtailment/special termination benefits	7	1	—	—

Obligation at end of year	$5,106	$5,088	$1,445	$1,485

Change in plan assets:
Fair value of plan assets at beginning of year	$5,421	$5,110	$364	$374
Actual return on plan assets	(1,631)	391	(78)	22
Employer contributions	21	299	78	70
Benefits paid	(424)	(379)	(110)	(102)
Settlements	(11)	—	—	—

Fair value of plan assets at end of year	$3,376	$5,421	$254	$364

Funded status	$(1,730)	$333	$(1,191)	$(1,121)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	$—	$465	$—	$—
Accrued benefit — other current liability	(6)	(6)	(79)	(80)
Accrued benefit — long-term retirement benefits	(1,724)	(126)	(1,112)	(1,041)

Net amount recognized	(1,730)	333	(1,191)	(1,121)
Accumulated other comprehensive loss — SFAS No. 158	2,448	302	271	196

Net amounts recognized in the consolidated balance sheets	$718	$635	$(920)	$(925)

Due to the adverse changes in the financial markets, RAI’s pension assets have been negatively impacted. In 2008, the overall rate of return on the investments for the pension assets was approximately negative 30.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2008			2007
	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total

Prior service cost (credit)	$38	$(17)	$21	$17	$(28)	$(11)
Net actuarial loss	2,410	288	2,698	285	224	509
Deferred income taxes	(969)	(107)	(1,076)	(116)	(76)	(192)

Accumulated other comprehensive loss	$1,479	$164	$1,643	$186	$120	$306

Changes in accumulated other comprehensive loss were as follows:

	2008			2007
	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total

Prior service cost	$26	$—	$26	$2	$—	$2
Net actuarial (gain) loss	2,143	80	2,223	(137)	6	(131)
Amortization of prior service cost (credit)	(5)	11	6	(2)	12	10
Amortization of net loss	(18)	(16)	(34)	(42)	(23)	(65)
Deferred income taxes	(853)	(31)	(884)	70	2	72

Change in accumulated other comprehensive loss	$1,293	$44	$1,337	$(109)	$(3)	$(112)

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.40%	6.50%	6.39%	6.50%
Rate of compensation increase	4.97%	4.97%	5.00%	5.00%

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $4,970 million and $4,931 million for years ended December 31, 2008 and 2007, respectively.

Pension plans experiencing accumulated benefit obligations in excess of plan assets are summarized below:

	December 31,
	2008	2007

Projected benefit obligation	$5,106	$122
Accumulated benefit obligation	4,970	103
Plan assets	3,376	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Components of total benefit cost (income):
Service cost	$36	$40	$40	$5	$5	$5
Interest cost	318	314	308	90	91	86
Expected return on plan assets	(450)	(436)	(368)	(27)	(27)	(28)
Amortization of prior service cost (credit)	5	2	2	(11)	(12)	(12)
Amortization of net loss	18	42	70	16	23	21

Net periodic benefit cost (income)	(73)	(38)	52	73	80	72
Curtailment/special termination benefits	7	1	2	—	—	—
Settlements	4	—	—	—	—	—

Total benefit cost (income)	$(62)	$(37)	$54	$73	$80	$72

The estimated net loss and prior service cost for pension plans that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $95 million and $4 million, respectively. The estimated net loss and prior service cost for the postretirement plans that are expected to be amortized from accumulated other comprehensive loss into net postretirement health care costs during 2009 are $19 million and ($23) million, respectively.

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	6.10%	5.90%	6.50%	6.10%	5.91%
Expected long-term return on plan assets	8.74%	8.74%	8.74%	8.00%	8.00%	8.00%
Rate of compensation increase	4.97%	4.97%	4.98%	5.00%	5.00%	5.00%

RAI generally uses a hypothetical bond matching analysis to determine the discount rate. The discount rate modeling process involves selecting a portfolio of high quality corporate bonds whose cash flows, via coupons and maturities, match the projected cash flows of the obligations. For some years, there were no bonds maturing. In these instances, it was assumed that there would be bonds available with the same yield characteristics as the available bond maturing in the immediately preceding year.

RAI incurred special termination benefit costs of $7 million in 2008 due to changes in the organizational structure of RJR Tobacco to streamline non-core business processes and programs. RAI also incurred $4 million of settlements due to early retirements under non-qualified pension plans in 2008. RAI incurred special termination benefit costs of $1 million in 2007 due to RJR Tobacco reorganizations. RAI incurred curtailment costs of $2 million in 2006 due to early retirements under a non-qualified pension plan.

The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) excess return expectations of active management to the extent asset classes are actively managed.

SFAS Nos. 87 and 106 permit the delayed recognition of asset fund gains and losses in ratable periods of up to five years. RAI uses a five-year period wherein asset fund gains and losses are reflected in the expense calculation at 20% per year, beginning the year after the gains or losses occur. In 2008, the combination of a significant decrease in the fair value of plan assets and benefits paid resulted in an unfavorable change in funded status through a charge of $2,221 million, $1,337 million after tax, to accumulated other comprehensive loss. In 2007, an increase in the discount rate and additional funding resulted in a favorable change in funded status through a benefit of $184 million, $112 million after tax, to accumulated other comprehensive loss.

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

Allowable investment types include U.S. equity, non-U.S. equity, global equity, fixed income, real estate, private equity, hedge funds and global tactical asset allocation. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. U.S. equities are composed of common stocks of large, medium and small companies. Non-U.S. equities include equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both U.S. and non-U.S. securities. Fixed income includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets.

For pension assets, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

At December 31, 2008, the target pension asset allocation was 50% equities, which includes U.S., non-U.S. and global equity, 36% fixed income, 10% opportunistic, which includes hedge funds and global tactical asset allocation, and 4% alternatives, which include private equity and real estate, with a rebalancing range of approximately plus or minus 3% to 5% around the target asset allocations.

At December 31, 2008, the target postretirement asset allocation was 43% U.S. equities, 38% fixed income, 17% non-U.S. equities, 1% hedge funds, 1% real estate and other, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	Pension Plans
	2008	2007

Asset Category:
Equities	48%	58%
Fixed income	33%	27%
Opportunistic	14%	11%
Alternatives	5%	4%

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement Plans
	2008	2007

Asset Category:
U.S. equity securities	41%	43%
Fixed income	42%	36%
Non-U.S. equity securities	15%	18%
Hedge funds	1%	1%
Real estate and other	1%	2%

Total	100%	100%

As of December 31, 2008, of securities in the investment portfolio of RAI’s U.S. pension plans, approximately 3%, or approximately $101 million, have direct exposure to subprime mortgage holdings and approximately 2%, or approximately $51 million, have indirect exposure to subprime mortgage holdings. RAI does not believe that the ultimate returns on such investments will result in a material impact to future pension expense, future contributions or the funded status of its plans.

Additional information relating to RAI’s significant postretirement plans is as follows:

	2008	2007

Weighted-average health-care cost trend rate assumed for the following year	9.49%	9.47%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$6	$(5)
Effect on benefit obligation	82	(71)

During 2009, RAI is required to contribute a minimum of $50 million to its pension plans and expects payments related to its postretirement plans to be $79 million.

Estimated future benefits payments:

	Postretirement Benefits
		Gross Projected	Expected	Net Projected
		Benefit Payments	Medicare	Benefit Payments
	Pension	Before Medicare	Part D	After Medicare
Year	Benefits	Part D Subsidies	Subsidies	Part D Subsidies

2009	$440	$119	$3	$116
2010	401	123	3	120
2011	379	127	4	123
2012	376	127	4	123
2013	375	127	4	123
2014-2018	1,999	613	25	588

RAI sponsors qualified defined contribution plans. The expense related to these plans was $39 million, $41 million and $42 million, in 2008, 2007 and 2006, respectively. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 20 — Segment Information

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiaries, Santa Fe and GPI, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, were five of the ten best-selling brands of cigarettes in the United States as of December 31, 2008. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2008, the contract manufacturing business of GPI was transferred to RJR Tobacco.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest-selling moist snuff brands, GRIZZLY and KODIAK, two of the seven best-selling brands of moist snuff in the United States as of December 31, 2008. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products. Conwood’s products held the first or second position in market share in each category as of December 31, 2008. As a result of combining certain operations of Lane with the Conwood companies in 2007, Conwood began distributing a variety of tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. On January 1, 2008, the management of RJR Tobacco’s super premium cigarette brands, including those licensed from BAT, including DUNHILL and STATE EXPRESS 555, was transferred to Santa Fe. During 2008, GPI sold NATURAL AMERICAN SPIRIT in Europe and Japan, as well as exported tobacco products to U.S. territories, U.S. duty-free shops and U.S. overseas military bases. The financial position and results of operations of these operating segments do not meet the materiality criteria to be reportable.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2008, 2007 and 2006 were $602 million, $600 million and $578 million, respectively. Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Data:

	2008	2007	2006

Net sales:
RJR Tobacco	$7,678	$7,945	$7,707
Conwood	723	670	409
All Other	444	408	394

Consolidated net sales	$8,845	$9,023	$8,510

Operating income:
RJR Tobacco	$1,756	$1,940	$1,682
Conwood	232	312	181
All Other	153	142	165
Corporate expense	(89)	(106)	(98)

Consolidated operating income	$2,052	$2,288	$1,930

Assets:
RJR Tobacco	$15,338	$15,956	$14,955
Conwood	4,386	4,559	4,578
All Other	1,384	1,104	996
Corporate	15,647	16,336	17,818
Elimination adjustments	(18,601)	(19,326)	(20,169)

Consolidated assets	$18,154	$18,629	$18,178

Cash capital expenditures:
RJR Tobacco	$62	$93	$119
Conwood	34	23	6
All Other	17	26	11

Consolidated capital expenditures	$113	$142	$136

Depreciation and amortization expense:
RJR Tobacco	$124	$125	$149
Conwood	11	11	7
All Other	7	7	6

Consolidated depreciation and amortization expense	$142	$143	$162

Reconciliation to income from continuing operations before income taxes and extraordinary item:
Operating income	$2,052	$2,288	$1,930
Interest and debt expense	275	338	270
Interest income	(60)	(134)	(136)
Gain on termination of joint venture	(328)	—	—
Other (income) expense, net	37	11	(13)

Income from continuing operations before income taxes and extraordinary item	$2,128	$2,073	$1,809

For information related to trademark impairments, see note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales made to McLane Company, Inc., a distributor, comprised 29%, 28% and 27% of RAI’s revenue in 2008, 2007 and 2006, respectively. McLane Company is a customer in all segments. No other customer accounted for 10% or more of RAI’s revenue during those periods.

Note 21 — Related Party Transactions

RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates as of and for the years ended December 31:

Balances:

	2008	2007

Accounts receivable, BAT	$91	$80
Due to BAT	3	7
Deferred revenue, BAT	50	35

Transactions:

	2008	2007	2006

Net sales, related party, BAT	$468	$507	$498
Net sales, related party, other	—	—	2
Fixed assets sales to related parties	1	—	7
Research and development services billed to BAT	3	3	5
BAT related legal indemnification expenses	1	1	4
Purchases from related parties	12	18	7
RAI common stock purchases from B&W	75	—	—
Royalty fees due to related parties	1	1	1
Secondee fees due from BAT	1	2	2

RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes is generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales in 2008 and 6.0% of RAI’s total net sales in each of 2007 and 2006.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, given that RJR Tobacco had a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates will be recognized when the product is shipped to the customer.

In 2008, RJR Tobacco sold miscellaneous fixed assets to BAT for $1 million, which was higher than net book value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with RAI’s current share repurchase program, RAI and B&W entered into an agreement on April 29, 2008, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. During 2008, RAI repurchased 1,387,095 shares of RAI common stock from B&W.

RJR Tobacco recorded in selling, general and administrative expenses, funds to indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 16.

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

Note 22 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the Guarantors of RAI’s $4.6 billion guaranteed, unsecured notes. See note 14 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2008
Net sales	$—	$8,345	$157	$(125)	$8,377
Net sales, related party	—	468	—	—	468
Cost of products sold	—	4,917	71	(125)	4,863
Selling, general and administrative expenses	15	1,417	68	—	1,500
Amortization expense	—	22	—	—	22
Restructuring charge	6	81	3	—	90
Trademark impairment charges	—	318	—	—	318

Operating income (loss)	(21)	2,058	15	—	2,052
Interest and debt expense	265	9	1	—	275
Interest income	(1)	(44)	(15)	—	(60)
Intercompany interest (income) expense	(81)	76	5	—	—
Intercompany dividend income	—	(43)	—	43	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other (income) expense, net	5	33	(1)	—	37

Income (loss) before income taxes	(209)	2,027	353	(43)	2,128
Provision for (benefit from) income taxes	(73)	862	1	—	790
Equity income from subsidiaries	1,474	352	—	(1,826)	—

Net income	$1,338	$1,517	$352	$(1,869)	$1,338

For the Year Ended December 31, 2007
Net sales	$—	$8,494	$123	$(101)	$8,516
Net sales, related party	—	507	—	—	507
Cost of products sold	—	5,005	54	(99)	4,960
Selling, general and administrative expenses	53	1,583	51	—	1,687
Amortization expense	—	23	—	—	23
Trademark impairment charges	—	65	—	—	65

Operating income (loss)	(53)	2,325	18	(2)	2,288
Interest and debt expense	324	14	—	—	338
Interest income	(4)	(126)	(4)	—	(134)
Intercompany interest (income) expense	(114)	109	5	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	24	—	(13)	—	11

Income (loss) before income taxes and extraordinary item	(283)	2,371	30	(45)	2,073
Provision for (benefit from) income taxes	(100)	864	2	—	766
Equity income from subsidiaries	1,491	28	—	(1,519)	—

Income before extraordinary item	1,308	1,535	28	(1,564)	1,307
Extraordinary item — gain on acquisition	—	1	—	—	1

Net income	$1,308	$1,536	$28	$(1,564)	$1,308

For the Year Ended December 31, 2006
Net sales	$—	$7,984	$90	$(64)	$8,010
Net sales, related party	—	500	—	—	500
Cost of products sold	—	4,838	30	(65)	4,803
Selling, general and administrative expenses	48	1,575	35	—	1,658
Amortization expense	—	28	—	—	28
Restructuring charges	—	1	—	—	1
Trademark impairment charges	—	90	—	—	90

Operating income (loss)	(48)	1,952	25	1	1,930
Interest and debt expense	194	76	—	—	270
Interest income	(2)	(133)	(1)	—	(136)
Intercompany interest (income) expense	(118)	116	2	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	7	(3)	(17)	—	(13)

Income (loss) before income taxes and extraordinary item	(129)	1,939	41	(42)	1,809
Provision for (benefit from) income taxes	(44)	712	5	—	673
Equity income from subsidiaries	1,295	36	—	(1,331)	—

Income before extraordinary item	1,210	1,263	36	(1,373)	1,136
Extraordinary item — gain on acquisition	—	74	—	—	74

Net income	$1,210	$1,337	$36	$(1,373)	$1,210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2008
Cash flows from operating activities	$1,141	$1,387	$36	$(1,249)	$1,315

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(48)	—	—	(56)
Proceeds from sale of short-term investments	7	231	—	—	238
Proceeds from settlement of long-term investments	—	8	—	—	8
Capital expenditures	—	(106)	(7)	—	(113)
Distributions from equity investments	—	—	27	—	27
Net proceeds from the sale of fixed assets	—	8	—	—	8
Proceed from termination of joint venture	—	—	164	—	164
Other, net	—	1	1	—	2
Intercompany notes receivable	40	(29)	—	(11)	—

Net cash flows from (used in) investing activities	39	65	185	(11)	278

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(1,206)	—	1,206	(999)
Dividends paid on preferred stock	(43)	—	—	43	—
Proceeds from exercise of stock options	1	—	—	—	1
Excess tax benefit from stock-based compensation	2	—	—	—	2
Repurchase of common stock	(210)	—	—	—	(210)
Intercompany notes payable	98	(40)	(69)	11	—

Net cash flows from (used in) financing activities	(1,151)	(1,246)	(69)	1,260	(1,206)

Effect of exchange rate changes on cash and cash equivalents	—	—	(24)	—	(24)

Net change in cash and cash equivalents	29	206	128	—	363
Cash and cash equivalents at beginning of year	243	1,885	87	—	2,215

Cash and cash equivalents at end of year	$272	$2,091	$215	$—	$2,578

For the Year Ended December 31, 2007
Cash flows from operating activities	$356	$1,067	$6	$(98)	$1,331

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,764)	—	—	(3,764)
Proceeds from sale of short-term investments	—	4,655	—	—	4,655
Capital expenditures	(8)	(126)	(8)	—	(142)
Distributions from equity investments	—	5	10	—	15
Acquisitions, net of cash acquired	—	—	(3)	—	(3)
Net proceeds from the sale of fixed assets	—	1	2	—	3
Other, net	—	(1)	—	—	(1)
Intercompany notes receivable	40	(847)	—	807	—

Net cash flows from (used in) investing activities	32	(77)	1	807	763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) financing activities:
Dividends paid on common stock	$(916)	$(55)	$—	$55	$(916)
Dividends paid on preferred stock	(43)	—	—	43	—
Proceeds from exercise of stock options	1	—	—	—	1
Excess tax benefit from stock-based compensation	2	—	—	—	2
Repayments of long-term debt	(254)	(75)	—	—	(329)
Repayments of term loan	(1,542)	—	—	—	(1,542)
Proceeds from issuance of long-term debt	1,547	—	—	—	1,547
Repurchase of common stock	(60)	—	—	—	(60)
Deferred debt issuance costs	(15)	—	—	—	(15)
Intercompany notes payable	839	(40)	8	(807)	—

Net cash flows from (used in) financing activities	(441)	(170)	8	(709)	(1,312)

Net change in cash and cash equivalents	(53)	820	15	—	782
Cash and cash equivalents at beginning of year	296	1,065	72	—	1,433

Cash and cash equivalents at end of year	$243	$1,885	$87	$—	$2,215

For the Year Ended December 31, 2006
Cash flows from operating activities	$1,023	$1,946	$25	$(1,537)	$1,457

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(7,677)	—	—	(7,677)
Proceeds from sale of short-term investments	—	7,760	—	—	7,760
Capital expenditures	—	(132)	(4)	—	(136)
Distributions from equity investments	—	—	18	—	18
Acquisitions, net of cash acquired	—	(3,519)	—	—	(3,519)
Net intercompany investments	(211)	211	—	—	—
Net proceeds from the sale of fixed assets	—	22	2	—	24
Net proceeds from the sale of businesses	—	3	—	—	3
Other, net	—	(4)	—	—	(4)
Intercompany notes receivable	(3,168)	(105)	—	3,273	—

Net cash flows from (used in) investing activities	(3,379)	(3,441)	16	3,273	(3,531)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(1,494)	—	1,494	(775)
Dividends paid on preferred stock	(43)	—	—	43	—
Proceeds from exercise of stock options	4	—	—	—	4
Excess tax benefit from stock-based compensation	4	—	—	—	4
Repayments of long-term debt	—	(190)	—	—	(190)
Repayments of term loan	(8)	—	—	—	(8)
Proceeds from issuance of long-term debt	1,641	—	—	—	1,641
Principal borrowings under term loan	1,550	—	—	—	1,550
Deferred debt issuance costs	(52)	—	—	—	(52)
Intercompany notes payable	104	3,168	1	(3,273)	—

Net cash flows from financing activities	2,425	1,484	1	(1,736)	2,174

Net change in cash and cash equivalents	69	(11)	42	—	100
Cash and cash equivalents at beginning of year	227	1,076	30	—	1,333

Cash and cash equivalents at end of year	$296	$1,065	$72	$—	$1,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2008
Assets
Cash and cash equivalents	$272	$2,091	$215	$—	$2,578
Short-term investments	1	22	—	—	23
Accounts receivable, net	—	68	16	—	84
Accounts receivable, related party	—	91	—	—	91
Notes receivable	—	1	34	—	35
Other receivables	9	27	1	—	37
Inventories	—	1,145	27	(2)	1,170
Deferred income taxes, net	12	825	1	—	838
Prepaid expenses and other	35	128	4	(4)	163
Short-term intercompany notes and interest receivable	81	65	—	(146)	—
Other intercompany receivables	68	—	6	(74)	—

Total current assets	478	4,463	304	(226)	5,019
Property, plant and equipment, net	7	999	25	—	1,031
Trademarks and other intangible assets, net	—	3,266	4	—	3,270
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,080	1,409	—	(3,489)	—
Investment in subsidiaries	9,751	430	—	(10,181)	—
Other assets and deferred charges	349	180	160	(29)	660

Total assets	$12,665	$18,913	$501	$(13,925)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,321	$—	$—	$2,321
Accounts payable and other accrued liabilities	350	974	29	(4)	1,349
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payable	40	81	25	(146)	—
Other intercompany payables	—	74	—	(74)	—

Total current liabilities	579	3,514	54	(224)	3,923
Intercompany notes and interest payable	1,409	2,080	—	(3,489)	—
Long-term debt (less current maturities)	4,362	124	—	—	4,486
Deferred income taxes, net	—	311	—	(29)	282
Long-term retirement benefits (less current portion)	64	2,755	17	—	2,836
Other noncurrent liabilities	14	375	1	—	390
Shareholders’ equity	6,237	9,754	429	(10,183)	6,237

Total liabilities and shareholders’ equity	$12,665	$18,913	$501	$(13,925)	$18,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2007
Assets
Cash and cash equivalents	$243	$1,885	$87	$—	$2,215
Short-term investments	—	377	—	—	377
Accounts receivable, net	—	61	12	—	73
Accounts receivable, related party	—	80	—	—	80
Note receivable	—	1	—	—	1
Other receivables	7	18	—	—	25
Inventories	—	1,167	31	(2)	1,196
Deferred income taxes, net	11	833	1	—	845
Prepaid expenses and other	6	169	3	2	180
Short-term intercompany notes and interest receivable	82	127	—	(209)	—
Other intercompany receivables	153	—	23	(176)	—

Total current assets	502	4,718	157	(385)	4,992
Property, plant and equipment, net	8	1,046	20	(1)	1,073
Trademarks and other intangible assets, net	—	3,606	3	—	3,609
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,120	1,310	—	(3,430)	—
Investment in subsidiaries	10,848	104	—	(10,952)	—
Other assets and deferred charges	186	571	49	(25)	781

Total assets	$13,664	$19,521	$237	$(14,793)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,449	$—	$—	$2,449
Accounts payable and other accrued liabilities	391	993	27	1	1,412
Due to related party	—	5	2	—	7
Deferred revenue, related party	—	35	—	—	35
Short-term intercompany notes and interest payable	34	82	93	(209)	—
Other intercompany payables	—	176	—	(176)	—

Total current liabilities	425	3,740	122	(384)	3,903
Intercompany notes and interest payable	1,310	2,120	—	(3,430)	—
Long-term debt (less current maturities)	4,383	132	—	—	4,515
Deferred income taxes, net	—	1,209	—	(25)	1,184
Long-term retirement benefits (less current portion)	44	1,112	11	—	1,167
Other noncurrent liabilities	36	358	—	—	394
Shareholders’ equity	7,466	10,850	104	(10,954)	7,466

Total liabilities and shareholders’ equity	$13,664	$19,521	$237	$(14,793)	$18,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guarantees of RJR’s $75 million unsecured notes. See note 14 for additional information relating to these notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and the Conwood companies, that are not Guarantors; and elimination adjustments. GPI was added as a Guarantor in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2008
Net sales	$—	$—	$7,462	$1,143	$(228)	$8,377
Net sales, related party	—	—	460	8	—	468
Cost of products sold	—	—	4,690	401	(228)	4,863
Selling, general and administrative expenses	15	1	1,205	279	—	1,500
Amortization expense	—	—	21	1	—	22
Restructuring charge	6	—	81	3	—	90
Trademark impairment charges	—	—	176	142	—	318

Operating income (loss)	(21)	(1)	1,749	325	—	2,052
Interest and debt expense	265	9	—	1	—	275
Interest income	(1)	(2)	(40)	(17)	—	(60)
Intercompany interest (income) expense	(81)	(15)	(88)	184	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	5	(2)	34	—	—	37

Income (loss) before income taxes	(209)	52	1,843	485	(43)	2,128
Provision for (benefit from) income taxes	(73)	1	814	48	—	790
Equity income from subsidiaries	1,474	1,380	352	—	(3,206)	—

Net income	$1,338	$1,431	$1,381	$437	$(3,249)	$1,338

For the Year Ended December 31, 2007
Net sales	$—	$—	$7,677	$1,002	$(163)	$8,516
Net sales, related party	—	—	492	15	—	507
Cost of products sold	—	—	4,784	338	(162)	4,960
Selling, general and administrative expenses	53	1	1,395	238	—	1,687
Amortization expense	—	—	22	1	—	23
Trademark impairment charges	—	—	33	32	—	65

Operating income (loss)	(53)	(1)	1,935	408	(1)	2,288
Interest and debt expense	324	14	—	—	—	338
Interest income	(4)	(6)	(109)	(15)	—	(134)
Intercompany interest (income) expense	(114)	(4)	(75)	193	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	24	(8)	4	(9)	—	11

Income (loss) before income taxes and extraordinary item	(283)	46	2,115	239	(44)	2,073
Provision for (benefit from) income taxes	(100)	(1)	795	72	—	766
Equity income from subsidiaries	1,491	1,350	29	—	(2,870)	—

Income before extraordinary item	1,308	1,397	1,349	167	(2,914)	1,307
Extraordinary item — gain on acquisition	—	—	1	—	—	1

Net income	$1,308	$1,397	$1,350	$167	$(2,914)	$1,308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2006
Net sales	$—	$—	$7,421	$747	$(158)	$8,010
Net sales, related party	—	—	487	13	—	500
Cost of products sold	—	—	4,678	283	(158)	4,803
Selling, general and administrative expenses	48	2	1,436	172	—	1,658
Amortization expense	—	—	27	1	—	28
Restructuring charge	—	—	1	—	—	1
Trademark impairment charges	—	—	90	—	—	90

Operating income (loss)	(48)	(2)	1,676	304	—	1,930
Interest and debt expense	194	70	2	4	—	270
Interest income	(2)	(9)	(121)	(4)	—	(136)
Intercompany interest (income) expense	(118)	23	(49)	144	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	7	(4)	1	(17)	—	(13)

Income (loss) before income taxes and extraordinary item	(129)	(39)	1,843	177	(43)	1,809
Provision for (benefit from) income taxes	(44)	(52)	703	66	—	673
Equity income from subsidiaries	1,295	1,246	32	—	(2,573)	—

Income before extraordinary item	1,210	1,259	1,172	111	(2,616)	1,136
Extraordinary item — gain on acquisition	—	—	74	—	—	74

Net income	$1,210	$1,259	$1,246	$111	$(2,616)	$1,210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2008
Cash flows from operating activities	$1,141	$1,035	$1,292	$71	$(2,224)	$1,315

Cash flows from (used in) investing activities:
Distributions from equity investments	—	—	—	27	—	27
Purchases of short-term investments	(8)	(11)	(28)	(9)	—	(56)
Proceeds from sale of short-term investments	7	4	220	7	—	238
Proceeds from settlement of long-term investments	—	—	8	—	—	8
Intercompany notes receivable	40	71	(105)	—	(6)	—
Capital expenditures	—	—	(62)	(51)	—	(113)
Net proceeds from the sale of fixed assets	—	—	7	1	—	8
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	—	3	(3)	2	—	2

Net cash flows from (used in) investing activities	39	67	37	141	(6)	278

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(1,126)	(975)	(80)	2,181	(999)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Proceeds from exercise of stock options	1	—	—	—	—	1
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Repurchase of common stock	(210)	—	—	—	—	(210)
Intercompany notes payable	98	5	—	(109)	6	—

Net cash flows used in financing activities	(1,151)	(1,121)	(975)	(189)	2,230	(1,206)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(24)	—	(24)

Net change in cash and cash equivalents	29	(19)	354	(1)	—	363
Cash and cash equivalents at beginning of year	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of year	$272	$6	$1,977	$323	$—	$2,578

For the Year Ended December 31, 2007
Cash flows from operating activities	$356	$224	$808	$180	$(237)	$1,331

Cash flows from (used in) investing activities:
Distributions from equity investments	—	—	5	10	—	15
Purchases of short-term investments	—	(2)	(3,660)	(102)	—	(3,764)
Proceeds from sale of short-term investments	—	120	4,437	98	—	4,655
Intercompany notes receivable	40	—	(844)	—	804	—
Net intercompany investments	—	(260)	260	—	—	—
Capital expenditures	(8)	—	(93)	(41)	—	(142)
Acquisitions, net of cash acquired	—	—	—	(3)	—	(3)
Net proceeds from the sale of fixed assets	—	—	1	2	—	3
Other, net	—	(1)	—	—	—	(1)

Net cash flows from (used in) investing activities	32	(143)	106	(36)	804	763

Cash flows from (used in) financing activities:
Dividends paid on common stock	(916)	—	(139)	(55)	194	(916)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Proceeds from exercise of stock options	1	—	—	—	—	1
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Repayments of long-term debt	(254)	(75)	—	—	—	(329)
Repayments of term loan	(1,542)	—	—	—	—	(1,542)
Proceeds from issuance of long-term debt	1,547	—	—	—	—	1,547
Repurchase of common stock	(60)	—	—	—	—	(60)
Deferred debt issuance costs	(15)	—	—	—	—	(15)
Intercompany notes payable	839	(3)	—	(32)	(804)	—

Net cash flows used in financing activities	(441)	(78)	(139)	(87)	(567)	(1,312)

Net change in cash and cash equivalents	(53)	3	775	57	—	782
Cash and cash equivalents at beginning of year	296	22	848	267	—	1,433

Cash and cash equivalents at end of year	$243	$25	$1,623	$324	$—	$2,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2006
Cash flows from operating activities	$1,023	$1,364	$1,915	$212	$(3,057)	$1,457

Cash flows from (used in) investing activities:
Distributions from equity investments	—	—	—	18	—	18
Purchases of short-term investments	—	(5)	(7,672)	—	—	(7,677)
Proceeds from sale of short-term investments	—	—	7,760	—	—	7,760
Intercompany notes receivable	(3,168)	(3,153)	(110)	1	6,430	—
Net intercompany investments	(211)	294	(464)	381	—	—
Capital expenditures	—	—	(119)	(17)	—	(136)
Acquisitions, net of cash acquired	—	—	—	(3,519)	—	(3,519)
Net proceeds from the sale of businesses	—	—	—	3	—	3
Net proceeds from the sale of fixed assets	—	—	20	4	—	24
Other, net	—	—	(4)	—	—	(4)

Net cash flows used in investing activities	(3,379)	(2,864)	(589)	(3,129)	6,430	(3,531)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(775)	(1,494)	(1,520)	—	3,014	(775)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Proceeds from exercise of stock options	4	—	—	—	—	4
Excess tax benefit from stock-based compensation	4	—	—	—	—	4
Repayments of long-term debt	—	(190)	—	—	—	(190)
Repayments of term loan	(8)	—	—	—	—	(8)
Proceeds from issuance of long-term debt	1,641	—	—	—	—	1,641
Principal borrowings under term loan	1,550	—	—	—	—	1,550
Deferred debt issuance costs	(52)	—	—	—	—	(52)
Intercompany notes payable	104	3,173	(1)	3,154	(6,430)	—

Net cash flows from (used in) financing activities	2,425	1,489	(1,521)	3,154	(3,373)	2,174

Net change in cash and cash equivalents	69	(11)	(195)	237	—	100
Cash and cash equivalents at beginning of year	227	33	1,043	30	—	1,333

Cash and cash equivalents at end of year	$296	$22	$848	$267	$—	$1,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2008
Assets
Cash and cash equivalents	$272	$6	$1,977	$323	$—	$2,578
Short-term investments	1	6	14	2	—	23
Accounts receivable, net	—	—	38	46	—	84
Accounts receivable, related party	—	—	88	3	—	91
Note receivable	—	1	—	34	—	35
Other receivables	9	1	23	4	—	37
Inventories	—	—	784	388	(2)	1,170
Deferred income taxes, net	12	—	806	20	—	838
Prepaid expenses and other	35	—	125	10	(7)	163
Short-term intercompany notes and interest receivable	81	35	183	—	(299)	—
Other intercompany receivables	68	19	—	2	(89)	—

Total current assets	478	68	4,038	832	(397)	5,019
Property, plant and equipment, net	7	—	856	168	—	1,031
Trademarks and other intangible assets, net	—	—	1,869	1,401	—	3,270
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,080	207	1,408	—	(3,695)	—
Investment in subsidiaries	9,751	8,000	413	—	(18,164)	—
Other assets and deferred charges	349	63	310	161	(223)	660

Total assets	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,288	$33	$—	$2,321
Accounts payable and other accrued liabilities	350	7	857	142	(7)	1,349
Due to related party	—	—	2	1	—	3
Deferred revenue, related party	—	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	40	130	2	127	(299)	—
Other intercompany payables	—	—	89	—	(89)	—

Total current liabilities	579	148	3,288	303	(395)	3,923
Intercompany notes and interest payable	1,409	—	—	2,286	(3,695)	—
Long-term debt (less current maturities)	4,362	124	—	—	—	4,486
Deferred income taxes, net	—	—	—	505	(223)	282
Long-term retirement benefits (less current portion)	64	32	2,646	94	—	2,836
Other noncurrent liabilities	14	106	263	7	—	390
Shareholders’ equity	6,237	7,928	8,000	2,238	(18,166)	6,237

Total liabilities and shareholders’ equity	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2007
Assets
Cash and cash equivalents	$243	$25	$1,623	$324	$—	$2,215
Short-term investments	—	—	377	—	—	377
Accounts receivable, net	—	—	41	32	—	73
Accounts receivable, related party	—	—	75	5	—	80
Note receivable	—	1	—	—	—	1
Other receivables	7	1	14	3	—	25
Inventories	—	—	908	290	(2)	1,196
Deferred income taxes, net	11	1	814	19	—	845
Prepaid expenses and other	6	—	168	6	—	180
Short-term intercompany notes and interest receivable	82	109	446	—	(637)	—
Other intercompany receivables	153	—	—	29	(182)	—

Total current assets	502	137	4,466	708	(821)	4,992
Property, plant and equipment, net	8	—	936	130	(1)	1,073
Trademarks and other intangible assets, net	—	—	2,066	1,543	—	3,609
Goodwill	—	—	5,302	2,872	—	8,174
Long-term intercompany notes	2,120	225	1,310	—	(3,655)	—
Investment in subsidiaries	10,848	9,240	87	—	(20,175)	—
Other assets and deferred charges	186	34	534	51	(24)	781

Total assets	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,425	$24	$—	$2,449
Accounts payable and other accrued liabilities	391	5	873	143	—	1,412
Due to related party	—	—	4	3	—	7
Deferred revenue, related party	—	—	35	—	—	35
Short-term intercompany notes and interest payable	34	403	3	197	(637)	—
Other intercompany payables	—	14	168	—	(182)	—

Total current liabilities	425	422	3,508	367	(819)	3,903
Intercompany notes and interest payable	1,310	—	2	2,343	(3,655)	—
Long-term debt (less current maturities)	4,383	132	—	—	—	4,515
Deferred income taxes, net	—	2	643	563	(24)	1,184
Long-term retirement benefits (less current portion)	44	18	1,046	59	—	1,167
Other noncurrent liabilities	36	92	262	4	—	394
Shareholders’ equity	7,466	8,970	9,240	1,968	(20,178)	7,466

Total liabilities and shareholders’ equity	$13,664	$9,636	$14,701	$5,304	$(24,676)	$18,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth

2008

Net sales	$2,057	$2,339	$2,272	$2,177
Gross profit	893	1,034	1,043	1,012
Net income(1)	505	364	211	258

Per share data(2):
Basic:
Net income	$1.72	$1.24	$0.72	$0.89
Diluted:
Net income	$1.71	$1.24	$0.72	$0.89
2007

Net sales	$2,148	$2,348	$2,297	$2,230
Gross profit	973	1,005	1,047	1,038
Net income from continuing operations(1)	328	324	358	297
Extraordinary item, net of income taxes	—	1	—	—
Net income	328	325	358	297

Per share data(2):
Basic:
Net income from continuing operations	$1.11	$1.10	$1.22	$1.01
Extraordinary item, net of income taxes	—	—	—	—
Net income	$1.11	$1.10	$1.22	$1.01
Diluted:
Net income from continuing operations	$1.11	$1.10	$1.21	$1.01
Extraordinary item, net of income taxes	—	—	—	—
Net income	$1.11	$1.10	$1.21	$1.01

(1)	First quarter of 2008 net income includes a $328 million gain on termination of joint venture. Third quarter of 2008 net income includes a $91 million restructuring charge and a $173 million trademark impairment charge. Fourth quarter of 2008 net income includes a $(1) million restructuring charge and a $145 million trademark impairment charge. Fourth quarter 2007 net income from continuing operations includes a $65 million trademark impairment charge.

(2)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

Note 25 — Subsequent Event

On February 4, 2009, President Obama signed an increase of $0.62 in the federal excise tax per pack of cigarettes, for a total of $1.01 per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the SCHIP. These tax increases are effective April 1, 2009. RAI’s operating subsidiaries expect the tax increases to significantly and adversely impact sales volume, but at this time, cannot quantify the sales volume decline, nor the resulting adverse impacts to RAI’s consolidated results of operations, financial condition or cash flows. Additionally, RAI’s operating subsidiaries believe that the federal excise tax increase is an event that will require that their goodwill and trademarks be tested for impairment during the first quarter of 2009, and the resulting fair value of certain trademarks could be less than carrying value. In particular, RJR Tobacco believes that impairment charges related to support and non-support cigarette brands are possible and Conwood also believes that impairment charges related to certain brands are possible. No reasonable estimate of trademark impairment charges can be made at this time by RAI’s operating subsidiaries. Because annual impairment testing of the goodwill of RAI’s operating subsidiaries as of November 30, 2008, indicated significant excesses of fair value over carrying value, RAI’s operating subsidiaries believe that goodwill impairment as a result of testing in the first quarter of 2009 is unlikely.

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 23, 2009, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

Item 11.	Executive Compensation

Item 11 is incorporated by reference to the following sections of the Proxy Statement: “Executive Compensation;” “Executive Compensation — Compensation Committee Report;” “The Board of Directors — Committees and Meetings of the Board of Directors — Compensation and Leadership Development Committee; Compensation Committee Interlocks and Insider Participation;” and “The Board of Directors — Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” “Security Ownership of Certain Beneficial Owners and Management — Standstill Provisions; Transfer Restrictions.” For information regarding securities authorized for issuance under equity compensation plans, see note 18 to consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is incorporated by reference to the following sections of the Proxy Statement: “Certain Relationships and Related Transactions;” and “The Board of Directors — Determination of Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

Item 14 is incorporated by reference to the following sections of the Proxy Statement: “Audit Matters — Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy;” and “Audit Matters — Fees of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.29 through 10.69 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit
Number

2.1	Purchase Agreement, dated April 24, 2006, by and among(i) Reynolds American Inc., (ii) Reynolds American Inc.’s direct, wholly owned acquisition subsidiary, Pinch Acquisition Corporation, (iii) Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and (iv) GP Investor, L.L.C. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated April 24, 2006).
2.2	Amendment No. 1, dated as of May 31, 2006, to the Purchase Agreement, dated as of April 24, 2006, by and among Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, GP Investor, L.L.C., Reynolds American Inc. and Conwood Holdings, Inc. (f/k/a Pinch Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
3.3	Amended and Restated Bylaws of Reynolds American Inc., dated December 4, 2008 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated December 4, 2008).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.4	Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.5	Guarantee, dated as of May 18, 1999, by R.J. Reynolds Tobacco Company to the holders and to The Bank of New York, as Trustee, issued in connection with the Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

Exhibit
Number

4.6	First Supplemental Indenture, dated as of December 12, 2000, among RJR Acquisition Corp., R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to R.J. Reynolds Tobacco Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 1, 2001).
4.7	Second Supplemental Indenture, dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture, dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.8	Third Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
4.9	Fourth Supplemental Indenture, dated July 6, 2005, by and among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and various subsidiaries of Reynolds American Inc. as guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s From 8-K dated July 6, 2005).
4.10	Fifth Supplemental Indenture, dated May 31, 2006, to Indenture dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.5 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.11	Sixth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.12	Seventh Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 15, 1999, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.13	Indenture, dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.14	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.15	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

4.16	Third Supplemental Indenture, dated May 31, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.17	Fourth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.18	Fifth Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.19	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.20	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.21	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee.
4.22	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long term debt not filed or incorporated by reference as an exhibit to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007.
10.1	Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 28, 2007).
10.2	First Amendment to Credit Agreement, dated March 31, 2008, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 7, 2008).
10.3	Sixth Amended and Restated Subsidiary Guaranty, dated as of June 28, 2007, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated June 28, 2007).
10.4	Joinder Agreement to Sixth Amended and Restated Subsidiary Guaranty, dated as of January 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent, and RAI Services Company.
10.5	Underwriting Agreement, dated June 18, 2007, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the Notes and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated June 18, 2007).
10.6	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

10.7	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.8	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).
10.9	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).
10.10	Share Repurchase Agreement, dated April 29, 2008, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).
10.11	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.12	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.13	October 2005 Amendments to the Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.14	April 30, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
10.15	June 12, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
10.16	Letter Agreement, dated March 13, 2008, amending the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 4, 2008).
10.17	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.18	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.19	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.20	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.21	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

Exhibit
Number

10.22	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.23	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.24	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.25	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.26	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.27	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.28	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.29	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.30	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2008 (incorporated by reference to Exhibit 10.39 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.31	Equity Incentive Award Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.40 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.32	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the Equity Incentive Award Plan for Directors of Reynolds American Inc.
10.33	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.34	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.35	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

Exhibit
Number

10.36	Form of Performance Unit Agreement (one-year vesting), dated February 5, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.37	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006).
10.38	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.39	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.40	Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.41	Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.42	Performance Share Agreement, dated January 1, 2007, between Reynolds American Inc. and Daniel M. Delen (incorporated by reference to Exhibit 10.48 to Reynolds American Inc.’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.43	Form of Restricted Stock Agreement, dated March 6, 2006, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006).
10.44	Form of Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.45	Form of Restricted Stock Agreement, dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.13 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.46	Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.47	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.48	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending July 29, 2004 offer of employment letter, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.49	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.50	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004 offer letter (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.51	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending certain prior letter agreements, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.60 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

Exhibit
Number

10.52	Offer of Employment Letter, dated August 18, 2006, by Reynolds American Inc. and E. Julia (Judy) Lambeth, accepted by Ms. Lambeth on August 19, 2006 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 19, 2006).
10.53	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.54	Retention Bonus Letter, dated February 20, 2007, between Reynolds American Inc. and McDara P, Folan, III (incorporated by reference to Exhibit 10.58 to Reynolds American Inc.’s Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.55	May 24, 1999, July 21, 1999 and June 16, 2000 Letter Agreements between R.J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.56	Retention Bonus Letter, dated March 22, 2007, between Reynolds American Inc. and Thomas R. Adams (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.57	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.58	Reynolds American Inc. Executive Severance Plan, as amended and restated effective February 1, 2009 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 3, 2009).
10.59	Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009.
10.60	Amendment No. 1 to the Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 3, 2009).
10.61	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.62	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).
10.63	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.64	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004) (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.65	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive.
10.66	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004 by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.67	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

Exhibit
Number

10.68	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.69	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.70	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.71	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.72	Second Amendment to Supply Agreement, effective December 31, 2008, between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated December 31, 2008).
10.73	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.74	Letter, dated January 28, 2008, between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC regarding the May 2, 2005 Supply Agreement between the parties (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.75	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.76	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
10.77	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2008.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: February 23, 2009	By:	/s/ Susan M. Ivey

Susan M. Ivey
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 23, 2009

/s/ Thomas R. Adams Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2009

/s/ Frederick W. Smothers Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 23, 2009

/s/ Betsy S. Atkins Betsy S. Atkins	Director	February 23, 2009

/s/ Nicandro Durante Nicandro Durante	Director	February 23, 2009

/s/ Martin D. Feinstein Martin D. Feinstein	Director	February 23, 2009

/s/ Luc Jobin Luc Jobin	Director	February 23, 2009

/s/ Holly K. Koeppel Holly K. Koeppel	Director	February 23, 2009

/s/ Nana Mensah Nana Mensah	Director	February 23, 2009

/s/ Lionel L. Nowell III Lionel L. Nowell III	Director	February 23, 2009

/s/ H.G.L. Powell H.G.L. Powell	Director	February 23, 2009

/s/ Joseph P. Viviano Joseph P. Viviano	Director	February 23, 2009

Signature	Title	Date

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	February 23, 2009

/s/ Neil R. Withington Neil R. Withington	Director	February 23, 2009

/s/ John J. Zillmer John J. Zillmer	Director	February 23, 2009