Form 10-Q
period 2009-03-31
REYNOLDS AMERICAN INC
filed 2009-05-01
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,327,583 shares of common stock, par value $.0001 per share, as of April 9, 2009

Part I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Net sales(1)	$1,832	$1,944
Net sales, related party	89	113

Net sales	1,921	2,057
Costs and expenses:
Cost of products sold(1)(2)(3)	998	1,164
Selling, general and administrative expenses	365	382
Amortization expense	8	5
Trademark impairment charge	453	—

Operating income	97	506
Interest and debt expense	66	72
Interest income	(5)	(22)
Gain on termination of joint venture	—	(328)
Other (income) expense, net	19	(12)

Income before income taxes	17	796
Provision for income taxes	9	291

Net income	$8	$505

Basic income per share:
Net income	$0.03	$1.71

Diluted income per share:
Net income	$0.03	$1.71

Dividends declared per share	$0.85	$0.85

(1)	Excludes excise taxes of $410 million and $437 million for the three months ended March 31, 2009 and 2008, respectively.

(2)	Includes Master Settlement Agreement and other state settlement agreements, collectively referred to as the MSA, expense of $578 million and $654 million for the three months ended March 31, 2009 and 2008, respectively.

(3)	Includes federal tobacco quota buyout expenses of $52 million and $63 million for the three months ended March 31, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Cash flows from (used in) operating activities:
Net income	$8	$505
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	38	33
Gain on termination of joint venture	—	(328)
Restructuring charges, net of cash payments	(9)	(1)
Trademark impairment charge	453	—
Deferred income tax expense	(198)	143
Tobacco settlement accruals	580	646
Other, net	(9)	(120)

Net cash flows from operating activities	863	878

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	13	2
Capital expenditures	(27)	(39)
Other, net	2	1

Net cash flows used in investing activities	(12)	(36)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(248)	(251)
Other, net	(4)	—

Net cash flows used in financing activities	(252)	(251)

Effect of exchange rate changes on cash and cash equivalents	(8)	—

Net change in cash and cash equivalents	591	591
Cash and cash equivalents at beginning of period	2,578	2,215

Cash and cash equivalents at end of period	$3,169	$2,806

Income taxes paid, net of refunds	$10	$56
Interest paid	$23	$26
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,169	$2,578
Short-term investments	10	23
Accounts receivable, net of allowance (2009 — $1; 2008 — $1)	84	84
Accounts receivable, related party	64	91
Notes receivable	35	35
Other receivables	28	37
Inventories	1,215	1,170
Deferred income taxes, net	851	838
Prepaid expenses and other	204	163

Total current assets	5,660	5,019
Property, plant and equipment, net of accumulated depreciation (2009 — $1,579; 2008 — $1,549)	1,025	1,031
Trademarks and other intangible assets, net of accumulated amortization (2009 — $627; 2008 — $619)	2,809	3,270
Goodwill	8,174	8,174
Other assets and deferred charges	621	660

	$18,289	$18,154

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$123	$206
Tobacco settlement accruals	2,897	2,321
Due to related party	1	3
Deferred revenue, related party	34	50
Current maturities of long-term debt	200	200
Other current liabilities	1,240	1,143

Total current liabilities	4,495	3,923
Long-term debt (less current maturities)	4,460	4,486
Deferred income taxes, net	97	282
Long-term retirement benefits (less current portion)	2,844	2,836
Other noncurrent liabilities	391	390
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2009 — 291,327,583; 2008 — 291,450,762)	—	—
Paid-in capital	8,475	8,463
Accumulated deficit	(772)	(531)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2009 — $(1,628) and 2008 — $(1,643), net of tax)	(1,701)	(1,695)

Total shareholders’ equity	6,002	6,237

	$18,289	$18,154

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned operating subsidiaries. RAI’s wholly owned subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; Conwood Holdings, Inc.; and Conwood Company, LLC and Rosswil LLC, collectively referred to as the Conwood companies.
     RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI was created to facilitate the Brown & Williamson Holdings, Inc., referred to as B&W, business combination with R. J. Reynolds Tobacco Company on July 30, 2004.
     References to RJR Tobacco prior to July 30, 2004, relate to R. J. Reynolds Tobacco Company, a New Jersey corporation and a wholly owned subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. References to RJR Tobacco on and subsequent to July 30, 2004, relate to the combined U.S. assets, liabilities and operations of B&W and R. J. Reynolds Tobacco Company, a North Carolina corporation.
     RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiary, Santa Fe, among others, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s operating subsidiaries primarily conduct their business in the United States.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 10 and as otherwise noted.

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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months Ended March 31,
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$8	$10	$1	$1
Interest cost	78	80	21	23
Expected return on plan assets	(83)	(113)	(6)	(6)
Amortization of prior service cost (credit)	1	5	(6)	5
Amortization of net loss (income)	24	—	5	(3)

Total benefit cost (income)	$28	$(18)	$15	$20

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute a minimum of $50 million to its pension plans in 2009. As of March 31, 2009, RAI expected to contribute $60 million to its pension plans in 2009, of which $3 million was contributed during the first three months of 2009.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2009, RAI adopted SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent and observable inputs and unobservable inputs based on the best information available. The adoption of SFAS No. 157 on nonfinancial assets and nonfinancial liabilities did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective January 1, 2009, RAI adopted Financial Accounting Standards Board, referred to as FASB, Staff Position, referred to as FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. As a result, unvested restricted shares outstanding under the RAI Long-Term Incentive Plan, referred to as the LTIP, are included in basic EPS calculations. All prior-period earnings per share have been adjusted retrospectively to conform to the provisions of this FSP, which reduced basic net income per share for the first quarter of 2008 by $0.01 from $1.72 per share to $1.71 per share.
     Effective January 1, 2009, RAI adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
derivative contracts; and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
Recently Issued Accounting Pronouncements
     On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     On April 9, 2009, FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP No. FAS 115-2 and FAS 124-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     On April 9, 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
Note 2 — Fair Value Measurement
     SFAS No. 157 establishes a fair value hierarchy and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Financial assets/(liabilities) carried at fair value on a recurring basis as of March 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$3,100	$—	$10	$3,110
Auction rate securities — corporate credit risk	—	—	35	35
Auction rate securities — financial insurance companies	—	—	14	14
Mortgage-backed security	—	—	18	18
Assets held in grantor trusts	15	—	—	15
Interest rate swaps — fixed to floating rate	—	258	—	258
Interest rate swaps — floating to fixed rate	—	(16)	—	(16)
     The fair value of the interest rate swaps, classified as a Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads. See note 9 for additional information on interest rate swaps.
     The fair value of the money market funds, classified as a Level 3, utilized an income approach model and was based upon expected future cash flows from accumulated cash in the fund and future maturities of the remaining securities held in the fund. During the first quarter of 2009, redemptions of $2 million were received from the Reserve Fund-Primary Fund and redemptions of $11 million were received from the Reserve Fund-International Liquidity Fund. No current valuations had been issued by either fund and RAI was unable to identify a similar fund that carried identical holdings. As a result, the observable transactions and pricing were not current. The funds did issue a detailed listing of the securities that were held and not matured, as well as their face value and maturity date. This observable data, along with unobservable factors such as discount rate, and assumptions about fund liquidation of accumulated cash and the collectability of the outstanding underlying securities were used to determine the fair value of the funds as of March 31, 2009.
     The fair value of the auction rate securities, either related to certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as a Level 3, utilized an income approach model and were based upon calculating the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for auction rate securities to be inactive. The income approach models utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the models included default probability assumptions, recovery potential and how these factors changed as collateral ratings migrated from one level to another.
     The fair value for the mortgage-backed security, classified as a Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability. The market approach utilized actual pricing inputs when observable and modeled pricing when unobservable. RAI has deemed the market for the mortgage-backed security to be inactive.
     The changes in financial assets classified as Level 3 investments as of March 31, 2009, were as follows:

	Money Market Funds		Mortgage-Backed Security
				Gross
		Estimated		Unrealized	Estimated
	Cost	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2009	$23	$23	$37	$(16)	$21
Unrealized losses	—	—	—	(2)	(2)
Settlements	(13)	(13)	(1)	—	(1)

Balance as of March 31, 2009	$10	$10	$36	$(18)	$18

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Auction Rate Securities —			Auction Rate Securities —
	Corporate Credit Risk			Financial Insurance Companies
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2009	$95	$(51)	$44	$17	$(2)	$15
Unrealized losses	—	(9)	(9)	—	(1)	(1)

Balance as of March 31, 2009	$95	$(60)	$35	$17	$(3)	$14

     On January 1, 2009, RAI adopted SFAS No. 157 for nonfinancial assets and liabilities after electing, in 2008, to defer the effective date of SFAS No. 157 based on FSP No. 157-2, “Effective Date of FASB Statement No. 157.”
     Nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Trademarks	$—	$—	$875	$875	$(453)
     The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks for which impairment during the first quarter of 2009 reduced their book value. The fair value determination utilized an income approach model and was based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors such as royalty rate, projected revenues and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. See note 3 for additional information with respect to the event that required impairment testing of trademarks and the assumptions used therefor, as well as the consolidated amount of trademarks as of March 31, 2009.
Note 3 — Intangible Assets
     The carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated
Trademarks	$1,653	$1,222	$155	$3,030
Other intangibles	55	—	48	103

Balance as of December 31, 2008	$1,708	$1,222	$203	$3,133

Trademarks	$1,277	$1,152	$155	$2,584
Other intangibles	99	—	4	103

Balance as of March 31, 2009	$1,376	$1,152	$159	$2,687

     Concurrent with the transfer of the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases, from R. J. Reynolds Global Products, Inc., referred to as GPI, to RJR Tobacco on January 1, 2009, a $44 million indefinite-lived intangible asset was transferred from All Other to RJR Tobacco.
     During the first quarter of 2009, President Obama signed an increase of $0.62 in the federal excise tax per pack of cigarettes as well as significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. The tax increases were effective April 1, 2009.
     The increase in federal excise tax is expected to adversely impact the net sales of RAI’s operating subsidiaries. This event was considered a triggering event and required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. As a result of this testing, RJR Tobacco recorded a trademark impairment charge of $377 million, and Conwood recorded a trademark impairment charge of $76 million in the first quarter of 2009. These charges were based on the excess of certain brands’ carrying values over their estimated fair values. The analysis of the fair value of trademarks in accordance with SFAS No. 142,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
“Goodwill and Other Intangible Assets,” was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the 10.50% discount rate applied to those estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock-beta-adjusted risk premium and a size premium.
     The trademark impairment charge is reflected as a decrease in the carrying value of the trademarks in the condensed consolidated balance sheet (unaudited) as of March 31, 2009, as a trademark impairment charge in the condensed consolidated statements of income (unaudited) for the three months ended March 31, 2009, and had no impact on cash flows.
     Details of finite-lived intangible assets subject to amortization as of March 31, 2009, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$71	$80
Trademarks	95	53	42

	$246	$124	$122

     Pre-tax amortization expense for intangible assets was $8 million and $5 million for the three months ended March 31, 2009 and 2008, respectively. The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2009	$21
2010	26
2011	23
2012	21
2013	16
Thereafter	15

$122

     For the impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate. The determination of the discount rate was based on a weighted average cost of capital and cost of equity, described above as utilized in the trademark valuation. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. In considering RAI’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied. The estimated fair value of each reporting unit, determined utilizing the income approach and RAI’s market capitalization, was greater than its respective carrying value.
Note 4 — Restructuring Charges
2008 Restructuring Charge
     In 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations will result in the elimination of approximately 600 full-time jobs, expected to be substantially completed by December 31, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Under existing benefit plans, $83 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $90 million in 2008. Of this charge, $81 million was recorded in the RJR Tobacco segment. Of the cash portion of the charge, $13 million was paid as of March 31, 2009. Accordingly, in the condensed consolidated balance sheet (unaudited) as of March 31, 2009, $43 million was included in other current liabilities and $27 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2010.
     The component of the restructuring charge accrued and utilized was as follows:

Employee
Severance
and Benefits
Original accrual	$91
Utilized in 2008	(12)
Adjusted in 2008	(1)

Balance as of December 31, 2008	78

Utilized in 2009	(8)

Balance as of March 31, 2009	$70

Note 5 — Income Per Share
     On January 1, 2009, RAI adopted FSP No. EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Unvested restricted shares awarded under the 2007 and 2008 LTIP grants have been determined to be participating securities as defined by FSP No. EITF 03-6-1 because they have non-forfeitable dividend rights equivalent to common shares. Accordingly, these restricted shares are included in the basic EPS calculation for the first quarter of 2009 and retrospectively in the basic EPS calculation for the first quarter of 2008.
     The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2009	2008
Net income	$8	$505

Basic weighted average shares, in thousands	291,424	295,098
Effect of dilutive potential shares:
Options	144	232
Stock units	38	—

Diluted weighted average shares, in thousands	291,606	295,330

Note 6 — Investments
     Short-term investments classified as available-for-sale were as follows:

				December 31, 2008
	March 31, 2009				Gross
			Estimated		Realized		Estimated
	Cost	Redemptions	Fair Value	Cost	Loss	Redemptions	Fair Value
Reserve Fund — Primary Fund	$7	$(2)	$5	$37	$(1)	$(29)	$7
Reserve Fund — International Liquidity Fund	16	(11)	5	17	(1)	—	16

	$23	$(13)	$10	$54	$(2)	$(29)	$23

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     During the first quarter of 2009, redemptions of $13 million were received from the Reserve Funds. On February 26, 2009, The Reserve Fund released a statement regarding the establishment of a special reserve to cover the Primary Fund’s total potential liabilities. This special reserve may be increased or decreased and could reduce the amount of distributions that will be made out of the Primary Fund. RAI has the intent and the ability to hold the investments in the Reserve Funds until maturity.
     Long-term investments classified as available-for-sale were as follows:

	March 31, 2009				December 31, 2008
			Gross			Gross	Gross
			Unrealized	Estimated		Realized	Unrealized	Estimated
	Cost	Redemptions	Loss	Fair Value	Cost	Loss	Loss	Fair Value
Auction rate securities — corporate credit risk	$95	$—	$(60)	$35	$95	$—	$(51)	$44
Auction rate securities — financial insurance companies	17	—	(3)	14	50	(33)	(2)	15
Mortgage-backed security	37	(1)	(18)	18	37	—	(16)	21

	$149	$(1)	$(81)	$67	$182	$(33)	$(69)	$80

     RAI has five investments in auction rate securities linked to corporate credit risk, four investments in auction rate securities related to financial insurance companies and one investment in a mortgage-backed security. These securities were included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2009. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found. The mortgage-backed security matures in March 2010. RAI is in the process of evaluating its alternatives surrounding extending this investment beyond 2010.
     RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss in accordance with SFAS No. 115, FSP No. FAS 115-1 and FAS 124-1, and FSP No. EITF 99-20-1, and to determine the classification of the impairment as temporary or other-than-temporary.
     In determining if the difference between cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary impairment, RAI evaluated each type of long-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities.
     RAI determined the change in the fair value of the investments in the auction rate securities linked to corporate credit risk was temporary as of March 31, 2009, primarily based on estimated cash flows of the investments, present and expected defaults of the underlying collateral and RAI’s ability and intent to hold such investments. RAI believes the decline in the fair value of the securities is related to present market conditions and that the investments will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable these securities will eventually recover, and RAI has no intention of selling these securities in the foreseeable future.
     The additional change in the fair value of the investments in auction rate securities related to financial insurance companies has been determined by RAI to be temporary as of March 31, 2009, primarily based on estimated cash flows of these securities, near-term prospects and financial condition of the issuer and RAI’s ability and intent to hold such investments. RAI believes the decline in the fair value of these securities is related to present market conditions and that these investments will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable these securities will eventually recover, and RAI has no intention of selling these securities in the foreseeable future.
     RAI determined the change in the fair value of the investment of the mortgage-backed security, classified above sub-prime at inception, was also temporary as of March 31, 2009, primarily based on estimated cash flows of the security and the underlying collateral of the security. RAI believes the decline in the fair value of the mortgage-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
backed security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions surrounding the housing markets improve. RAI believes it is probable this security will recover as the lowering of interest rates and the assistance of government-related funds will result in refinancing opportunities. In addition, during the first quarter of 2009, RAI received $1 million in principal payments on the mortgage-backed security. RAI has no intention of selling this security in the foreseeable future and has the ability to allow financial markets to recover and ultimately realize the value of this investment.
     The unrealized losses of $12 million for the three months ended March 31, 2009, on the previously mentioned long-term investments were included in accumulated other comprehensive loss in the condensed consolidated balance sheet (unaudited) as of March 31, 2009. Such unrealized losses did not reduce net income for the three months ended March 31, 2009.
Note 7 — Inventories
     The major components of inventories were as follows:

	March 31, 2009	December 31, 2008
Leaf tobacco	$956	$993
Other raw materials	70	60
Work in process	61	58
Finished products	217	145
Other	31	26

Total	1,335	1,282
Less LIFO allowance	120	112

	$1,215	$1,170

     RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2009, as interim periods represent an estimate of the expected annual valuation.
Note 8 — Income Taxes
     The provision for income taxes in the first quarter of 2009 was $9 million, or an effective rate of 53.3%, compared with $291 million, or an effective rate of 36.6%, in the first quarter of 2008. The effective tax rate for the first three months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective rate for the first three months of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.
     The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $163 million and $159 million at March 31, 2009, and December 31, 2008, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at March 31, 2009, and December 31, 2008, was $52 million and $50 million, respectively. The gross amount of penalties accrued was $12 million at March 31, 2009, and December 31, 2008.
     Gross increases in unrecognized tax benefits related to tax positions were $2 million for the three months ended March 31, 2009, attributable to current year tax positions.
     Gross decreases in unrecognized tax benefits were $1 million for the three months ended March 31, 2009, attributable to prior-year tax positions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of March 31, 2009, $57 million of unrecognized tax benefits and $45 million of interest and penalties, if recognized, would affect the effective tax rate.
     Included in the provision for income taxes for the three months ended March 31, 2009, was $2 million of additional tax expense attributable to interest expense, net of federal benefit, and penalties associated with unrecognized tax benefits. Comparable amounts for the three months ended March 31, 2008, were $8 million of additional tax expense, including $1 million of interest expense, net of federal benefit, and penalties.
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
     RAI filed a federal consolidated income tax return for the years 2005 through 2007. RAI expects to file a federal consolidated income tax return for 2008 on or before September 15, 2009. The statute of limitations remains open for the years 2005 through 2007. There are no IRS examinations scheduled at this time for these open years.
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
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months. Excluding the impact of North Carolina’s assessment for years 2000 through 2002, RAI does not expect the change to have a significant impact on its consolidated results of operations, cash flow or financial position.
Note 9 — Financial Instruments
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.
     Interest rate swaps existed on the following principal amounts of debt:

	Fixed to Floating Rate	Floating to Fixed Rate	Fixed to Floating Rate
	March 31, 2009	March 31, 2009	December 31, 2008
RJR 7.25% notes, due 2012	$44	$44	$57

Total swapped RJR debt	44	44	57

RAI 7.25% notes, due 2012	306	306	393
RAI 7.625% notes, due 2016	450	450	450
RAI 6.75% notes, due 2017	700	700	700

Total swapped RAI debt	1,456	1,456	1,543

Total notional amount	$1,500	$1,500	$1,600

     Historically, the interest rate swap agreements were derivative instruments that qualified for hedge accounting under SFAS No. 133. RAI and RJR assess at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value of the hedged item. Ineffectiveness results when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to derivative instruments during 2009 or 2008. As detailed below, at March 31, 2009, RAI and RJR had no derivative instruments designated as hedges.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On January 6, 2009, the fair value of RAI’s and RJR’s fixed to floating interest rate swaps, designated as hedges, was $258 million. RAI and RJR locked in the value of these swaps by entering into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset. The future cash flows, established as a result of entering into the January 6, 2009 floating to fixed interest rate swaps, total $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the floating to fixed interest rate swap agreements on January 6, 2009, which were not designated as hedging instruments, RAI and RJR removed the designation of fair value hedge from the fixed to floating interest rate swaps.
     On January 7, 2009, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. The resulting gain of approximately $12 million will be amortized to effectively reduce interest expense over the remaining life of the notes.
     As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%.
     As of March 31, 2009, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	6.73 years	6.73 years
     Interest rate swaps are presented in the condensed consolidated balance sheets at fair value as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Designated as hedging instrument:
Other assets and deferred charges	$—	$287
Long-term debt (less current maturities)	—	(287)

Not designated as hedging instrument:
Other assets and deferred charges	258	—
Long-term debt (less current maturities)	(261)	—
Other noncurrent liabilities	(16)	—
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	March 31, 2009	March 31, 2008
Interest and debt expense	$(12)	$(9)
Other (income) expense, net	16	—
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10 — Commitments and Contingencies
     Tobacco Litigation— General
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of the first three months of 2009 and 2008 respectively, for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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
Defenses
     The defenses raised by RJR Tobacco, the Conwood companies and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act for claims arising after 1986, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of March 31, 2009. However, as of March 31, 2009, RJR Tobacco had an accrual for $2 million related to non-smoking and health litigation, and RJR, and its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in 1999 in connection with certain indemnification claims not related to smoking and health asserted by JTI against RJR and RJR Tobacco relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies” below.
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
     The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of March 31, 2009.
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
     Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco or its affiliates or indemnitees, a significant increase in litigation or in adverse outcomes for tobacco defendants, or difficulties in obtaining the bonding required to stay execution of judgments on appeal, could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters against RJR Tobacco or its affiliates or indemnitees.
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
     During the first quarter of 2009, 16 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2009, there were 4,135 cases, including 687 individual smoker cases pending in West Virginia state court as a consolidated action and 3,264 Engle Progeny Cases, involving approximately 8,806 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 2,802 total cases on March 31, 2008, pending in the United States against RJR Tobacco or its affiliates or indemnitees.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of April 9, 2009, 209 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 204 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 204 total U.S. cases, 26 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,620 Broin II or the 3,266 Engle Progeny Cases, as discussed below, pending as of April 9, 2009.
     The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of April 9, 2009, exclusive of the Broin II and Engle Progeny Cases:

Number of
State	U.S. Cases
Florida	23
New York	22
Maryland	20
Missouri	20
Louisiana	17
California	13
Mississippi	9
Illinois	7
West Virginia	6 *
Connecticut	4
Georgia	4
Ohio	3
Pennsylvania	3
Kentucky	3
District of Columbia	3
Delaware	2
Washington	2
Alabama	2
Kansas	2
Minnesota	2
New Mexico	2
North Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
New Jersey	1
Maine	1
Arizona	1
Michigan	1
Oregon	1
South Carolina	1
Alaska	1
Arkansas	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
Wyoming	1

Total	204 **

*	Includes as one case the 687 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, described below.

**	Of the 204 pending U.S. cases, 29 are pending in federal court, 174 in state court and 1 in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of April 9, 2009, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of February 6, 2009, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 23, 2009, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	February 6, 2009	Page
Case Type	of April 9, 2009	Increase/(Decrease)	Reference
Individual Smoking and Health	113	11	26
West Virginia IPIC (Number of Plaintiffs)*	1(687)	No Change	28
Engle Progeny (Number of Plaintiffs)**	3,266 (8,800)	110	28
Broin II	2,620	No Change	29
Class-Action	15	No Change	29
Health-Care Cost Recovery	4	No Change	35
MSA-Enforcement and Validity	58	(2)	39
Antitrust	2	No Change	41
Other Litigation and Developments	11	1	42

*	The West Virginia Individual Personal Injury Cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.
     Four pending cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action, Schwab [McLaughlin] v. Philip Morris USA, Inc.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of April 9, 2009, RJR Tobacco had been served in 3,266 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,800 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, RJR Tobacco is aware of 31 additional cases that have been filed but not served (with 312 plaintiffs).
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeals upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     For a detailed description of these cases, see “— Class-Action Suits — Engle Case,” “— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases,” “— Health-Care Cost Recovery Cases — Department of Justice Case” and “— Class-Action Suits — ‘Lights’ Cases” below.
     In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA, including the four other state settlement agreements:
•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed future payment obligations in perpetuity on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes and smokeless tobacco products.
     MSA payments are subject to adjustments for, among other things, the volume of cigarettes sold, market share and inflation. See “— Health-Care Cost Recovery Cases — MSA” below for a detailed discussion of the MSA, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2009 compared to recent years. The following table lists the non-Engle Progeny trials scheduled, as of April 9, 2009, for RJR Tobacco or its affiliates and indemnitees through March 31, 2010. There are 50 Engle Progeny cases against RJR Tobacco and/or B&W set for trial in 2009, but it is not known how many of these cases will actually be tried in 2009.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
May 18, 2009	Star Scientific v. R.J. Reynolds Tobacco Co. [Other]	RJR Tobacco	U.S. District Court District of Maryland (Baltimore, MD)
July 27, 2009	Smith v. Brown and Williamson Tobacco Corp. [Individual]	B&W	Circuit Court Jackson County (Independence, MO)
August 3, 2009	Woods v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	U.S. District Court Southern District (Jackson, MS)
August 5, 2009	Coley v. 3M Company. [Other]	RJR Tobacco	Superior Court New Castle County (Wilmington, DE)
September 4, 2009	Nichols v. Asbestos Corporation Limited [Individual]	RJR Tobacco	Superior Court San Diego County (San Diego, CA)
October 19, 2009	Nuzum v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
November 6, 2009	Izzarelli v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court District of Connecticut (Bridgeport, CT)
November 17, 2009	Grisham v. Philip Morris Inc. [Individual]	B&W	U.S. District Court Central District (Los Angeles, CA)
November 30, 2009	Williams v. Brown and Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)
February 1, 2010	In Re: Tobacco Litigation — IPIC v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	Circuit Court Kanawha County (Charleston, WV)
March 1, 2010	Prater v. R.J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	U.S. District Court Southern District (Natchez, MS)
     Trial Results. From January 1, 1999 through April 9, 2009, 55 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 38 cases, including four mistrials, tried in Florida (12), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through April 9, 2009, 25 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants were tried. Verdicts were returned in favor of the defendants in 14 cases, including two mistrials, tried in Florida (6), California (3), New Hampshire (1), New York (1), Pennsylvania (1), Rhode Island (1) and Tennessee (1). Verdicts in favor of the plaintiffs were returned in 11 cases tried in California (4), Florida (4), Oregon (2) and Illinois (1).
     One smoking and health or health-care cost recovery case in which RJR Tobacco was a defendant was tried in the first quarter of 2009. In Gelep v. R.J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco on March 24, 2009. On April 1, 2009, the plaintiff filed a motion for new trial and to set aside the verdict and, or in the alternative, a motion for judgment notwithstanding the verdict. For a detailed description of the case, see “—Engle Progeny Cases” below.
     The following chart reflects the verdicts in the smoking and health cases that have been tried and remain pending as of April 9, 2009, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	See “— Class-Action Suits — Engle Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	See “— Engle Progeny Cases” below.
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	See “— Individual Smoking and Health Cases” below.
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases” below.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	See “— Individual Smoking and Health Cases” below.
August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases — Department of Justice Case” below.
May 2, 2007	Whiteley v. R. J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	See “— Individual Smoking and Health Cases” below.
Individual Smoking and Health Cases
     As of April 9, 2009, 113 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC Cases discussed below. A total of 110 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2009, to March 31, 2009, or remained on appeal as of March 31, 2009.
     In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris, in May 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco has appealed. Briefing is complete. Oral argument has not been scheduled. RJR Tobacco deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of supersedeas bond to stay enforcement of the judgment pending appeal.
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
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. On December 30, 2008, the defendants filed a motion for rehearing, which was denied on January 27, 2009. A new trial on the issue of punitive damages is scheduled to begin July 27, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. On December 16, 2008, the New York Court of Appeals affirmed the order. The plaintiffs’ motion for leave to reargue was denied on March 26, 2009.
West Virginia IPIC
     In West Virginia, there are 729 cases (of which 687 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial is scheduled to begin February 1, 2010.
Engle Progeny Cases
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of April 9, 2009, RJR Tobacco had been served in 3,266 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,800 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery, and several are expected to be tried in 2009. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., was filed in February 2001, and is pending in Circuit Court, Miami-Dade County, Florida, against the major U.S. cigarette manufacturers seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The case was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs on the loss of consortium claim from $12.5 million to $0.125 million, decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s verdict for the plaintiffs and to dismiss the plaintiffs’ punitive damages claim. On January 3, 2007, the plaintiffs filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed its review of Engle and after further submissions by the parties. On January 28, 2008, the defendants filed a submission asking the court to set aside the verdict and to dismiss the case. The court granted the plaintiffs’ motion for entry of judgment on August 14, 2008. Pursuant to the verdict rendered, the plaintiff, Robin Lukacs, as personal

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
representative of the estate of John and Yolanda Lukacs, will recover the sum of $24.8 million plus interest applicable at the yearly statutory rates from June 11, 2002. On October 17, 2008, the plaintiff withdrew her request for punitive damages. On October 30, 2008, the defendants’ motion for reconsideration of or, in the alternative, to alter or amend the order on the plaintiffs’ motion for entry of judgment was denied. On November 12, 2008, the court entered final judgment. On December 1, 2008, the defendants filed a notice of appeal. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of approximately $15.2 million on March 19, 2009.
     On March 24, 2009, in Gelep v. R.J. Reynolds Tobacco Co., a case filed in October 1998 in Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the defendants. The plaintiff, Mary Gelep, alleged that use of the defendants’ products caused Mr. Gelep to develop lung cancer, kidney cancer and other smoking related conditions and/or diseases which resulted in his death. The plaintiff was seeking an unspecified amount of actual and punitive damages. On April 1, 2009, the plaintiff filed a motion for new trial or, in the alternative, a motion for judgment notwithstanding the verdict.
Broin II Cases
     As of April 9, 2009, there were 2,620 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
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
Class-Action Suits
     Overview. As of April 9, 2009, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, New York, West Virginia and Georgia. All pending class-action cases are discussed below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On March 31, 2004, Phase II of the trial began to address only the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million, that is, the portions for RJR Tobacco and B&W, towards the bond. On February 7, 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest and struck eight of the 12 components of the smoking cessation program. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. The plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied on June 10, 2008. On July 21, 2008, the trial court entered an amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.
     On August 27, 2008, the court denied the defendants’ request for permission to pursue an appeal. On September 9, 2008, the defendants filed an emergency application for writ of mandamus or supervisory writ with request for stay and expedited consideration. The same day, the Louisiana Court of Appeals stayed all proceedings pending further orders of the court. On November 17, 2008, the Court of Appeals granted the defendants’ writ and ordered the trial court to sign the order for appeal. On December 10, 2008, the plaintiffs’ application for supervisory writs of certiorari and or review from the November 17, 2008 ruling was denied by the Louisiana Supreme Court. On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. Briefing is underway.
     Peoples v. Reynolds American, Inc., filed November 17, 2008 in the U.S. District Court for the Northern District of Georgia, is a purported RICO class action on behalf of Georgia smokers claiming that RAI, Altria and Lorillard, and/or their affiliates wrongfully influenced the federal government’s National Cancer Institute not to recommend CT scans as a routine lung cancer screening test for smokers. Plaintiffs claim that the NCI’s failure to endorse the test leads insurers to deny reimbursement and persuades doctors not to order the tests as a result. The plaintiffs seek a variety of damages, including alleged contemplated damages under RICO, punitive damages, attorney’s fees, interest and costs. The defendants have moved to dismiss the case based on the plaintiffs’ failure to state a claim under RICO.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of April 9, 2009, 3,266 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,800 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Since the Florida Supreme Court’s July 6, 2006 opinion, one Engle Progeny Case has proceeded to trial against RJR Tobacco or B&W. RJR Tobacco expects that other Engle Progeny Cases will proceed to trial against RJR Tobacco and/or B&W in 2009. For further information on Engle Progeny Cases, see “— Engle Progeny Cases” above.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. Briefing is complete. Oral argument occurred on March 3, 2009. A decision is pending.
     “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (3), Missouri (2), Minnesota (2), and New York (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
     Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. On December 15, 2008, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. In light of this decision, it is likely that one or more of the stayed cases will become active in 2009.
     The seminal “lights” class-action case involved RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007. On December 18, 2008, the plaintiffs filed a petition for relief from judgment stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment on February 4, 2009. On March 3, 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 4, 2009 order and remand to the circuit court.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case is brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs request that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. On July 11, 2006, the plaintiffs filed a motion for class certification. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. On March 13, 2009, the defendants filed a notice of removal to the U.S. District Court for the Northern District of Illinois. RJR Tobacco and B&W answered the amended complaint on March 31, 2009. The plaintiffs filed a motion to remand back to the Circuit Court of Cook County on April 13, 2009.
     On April 17, 2009, plaintiffs in several pending “lights” cases filed a motion before the Federal Panel on Multi-District Litigation to transfer and consolidate eleven “lights” cases for pretrial proceedings. Among the cases sought to be consolidated were Schwab and Cleary, as well as nine additional cases currently pending against Philip Morris. Plaintiffs also requested that the actions all be transferred to Judge Jack Weinstein of the Eastern District of New York.
     In the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.
     Other Class Actions. Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Cases.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of April 9, 2009, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the MSA discussion.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the MSA, including the settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and related information for 2007 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2013 and
	2007	2008	2009	2010	2011	2012	thereafter
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments (1)	7,004	8,004	8,004	8,004	8,004	8,004	8,004
Base Foundation Funding	25	25	—	—	—	—	—
Growers’ Trust (2)	500	500	295	295	—	—	—
Offset by federal tobacco buyout(2)	(500)	(500)	(295)	(295)	—	—	—

Total	$8,389	$9,389	$9,364	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,821	$2,703		—		—		—		—		—
Settlement cash payments	$2,616	$2,830		—		—		—		—		—
Projected settlement expenses			$	>2,400	$	>2,300	$	>2,250	$	>2,200	$	>2,200
Projected settlement cash payments			$	>2,200	$	>2,400	$	>2,300	$	>2,250	$	>2,200

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants, including RJR Tobacco was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action, filed in January 2001, and pending in Supreme Court, British Columbia. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and competition acts. In September 2008, the trial date of September 6, 2010, was adjourned to a target trial date of September 2011.
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
     Native American Tribe Cases. As of April 9, 2009, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of April 9, 2009, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for June 7, 2010. On July 11, 2008, certain defendants, including RJR Tobacco and B&W, filed a motion for summary judgment based on the plaintiffs’ lack of proof linking the defendants’ allegedly wrongful conduct with the claimed damages. Oral argument occurred on November 24, 2008. A decision is pending. On March 2, 2009, the defendants filed a motion for partial summary judgment against plaintiff City of St. Louis. On March 27, 2009, certain defendants, including RJR Tobacco and B&W, filed a motion for summary judgment against IRHC Corp.
     Other Cases. On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim for lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs filed a motion for reconsideration on March 13, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
MSA-Enforcement and Validity
     As of April 9, 2009, there were 58 cases concerning the enforcement, validity or interpretation of the MSA in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the MSA.
     On March 28, 2005, the National Association of Attorneys General, referred to as NAAG, sent a notice, signed by 40 Attorneys General that one or more of the states intended to initiate proceedings against RJR Tobacco for violating Section III (r) of the MSA, the various Consent Decrees implementing the MSA and/or consumer fraud statutes in various states, all in connection with RJR Tobacco’s advertisements for Eclipse cigarettes. After a June 2005 meeting between representatives of RJR Tobacco and NAAG, the Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. A decision is pending.
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
     On October 28, 2008, Vibo Corporation, Inc. d/b/a General Tobacco, referred to as General, filed a complaint in the U.S. District Court for the Western District of Kentucky against RJR Tobacco and other participating manufacturers, referred to as PMs, under the MSA, and the Attorneys General of the 52 states and territories that are parties to the MSA. General sought, among other things, to enjoin enforcement of certain provisions of the MSA and an order relieving it of certain of its payment obligations under the MSA and, in the event such relief was not granted, rescission of General’s 2004 agreement to join the MSA. General also moved for a preliminary injunction that, among other things, would have enjoined the states from enforcing certain of General’s payment obligations under the MSA. On November 14, 2008, RJR Tobacco and the other defendants moved to dismiss General’s complaint. On January 5, 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing General’s lawsuit.
     On December 11, 2008, General filed a second complaint, for declaratory relief under the MSA in the California Superior Court for the County of San Diego against the State of California and RJR Tobacco and other PMs under the MSA. General’s complaint seeks a declaration that a proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nations” provision or require that the settling states agree to make similar terms available to other PMs. RJR Tobacco filed an answer to the complaint on February 17, 2009. On March 9, 2009, RJR Tobacco and certain other PMs filed a motion for summary judgment or, in the alternative, for summary adjudication. On March 17, 2009, a group of subsequent participating manufacturers, referred to as SPMs, filed a similar motion. Both motions are pending.
     In December 2007, nine states (California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington) sued RJR Tobacco claiming that an advertisement published in a magazine the prior

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. In addition, three states (Connecticut, New York and Maryland) also claimed that a direct mail piece distributed by RJR Tobacco violated the MSA prohibition against distributing utilitarian items bearing a tobacco brand name. Each state sought injunctive relief and punitive monetary sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. (The issue has not been resolved definitively by the other court at this time). Four of these cases have been ruled upon following bench trials. In two states (Washington and Maine), RJR Tobacco received complete defense rulings. In one state (Ohio), the Court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. In the most recent decision, the California MSA court ruled the opposite: it held that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the Ohio or California courts. In Ohio, however, the state has submitted a petition to recover approximately $43,000 in attorneys’ fees and costs. RJR Tobacco has filed a notice of appeal and believes it has strong bases for the appeal. RJR Tobacco is awaiting rulings by the MSA courts in Pennsylvania and Illinois. Finally, in Stewart v. RJR Tobacco, a class-action suit was filed in California state court in December 2007, against the magazine’s publisher, Wenner Media, and RJR Tobacco claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. This case is still in a preliminary phase.
     NPM Adjustment. The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements must be satisfied before the NPM Adjustment for a given year is available: (1) an independent auditor designated under the MSA must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs, and (2) in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss. When these two requirements are satisfied, the MSA provides that the NPM Adjustment applies to reduce the annual payment obligation of the PMs. However, an individual settling state may avoid its share of the NPM Adjustment if it had in place and diligently enforced during the entirety of the relevant year a “Qualifying Statute” that imposes escrow obligations on NPMs that are comparable to what the NPMs would have owed if they had joined the MSA. In such event, the state’s share of the NPM Adjustment is reallocated to other settling states, if any, that did not have in place and diligently enforce a Qualifying Statute.
     NPM Adjustment Claim for 2003. For 2003, the MSA independent auditor determined that the PMs suffered a market share loss sufficient to trigger an NPM Adjustment. In March 2006, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing to” the 2003 market share loss. Based on these determinations, on April 17, 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor. On March 28, 2007, the independent auditor issued revised calculations that reduced RJR Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million. As a result, on April 19, 2007, RJR Tobacco instructed the independent auditor to release to the settling states approximately $32 million from the disputed payments account.
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
     As of April 9, 2009, all 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 46 states, the orders compelling arbitration are final and/or non-appealable.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     NPM Adjustment Claim for 2004. During 2006, proceedings were initiated with respect to an NPM Adjustment for 2004. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2004. On April 17, 2006, RJR Tobacco and other PMs initiated the “significant factor” proceeding before the independent economic consultant called for under the MSA. On February 12, 2007, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing to” the 2004 market share loss. On April 16, 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2004 NPM Adjustment as calculated by the MSA independent auditor.
     NPM Adjustment Claim for 2005. During 2007, proceedings were initiated with respect to an NPM Adjustment for 2005. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2005. On April 18, 2007, RJR Tobacco and other PMs initiated the “significant factor” proceeding called for under the MSA. On February 7, 2008, the independent economic consulting firm issued a final, non-appealable determination that the disadvantages of the MSA were “a significant factor contributing to” the 2005 market share loss. On April 15, 2008, RJR Tobacco placed approximately $431 million of its 2008 MSA payment into the disputed payments account. That amount represented RJR Tobacco’s share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments.
     NPM Adjustment Claim for 2006. During 2008, proceedings were initiated with respect to an NPM Adjustment for 2006. The MSA independent auditor again determined that the PMs had suffered a market share loss sufficient to trigger an NPM Adjustment for 2006. On April 29, 2008, RJR Tobacco and other PMs initiated the “significant factor” proceeding called for under the MSA. On March 24, 2009, the independent economic consulting firm issued its final determination that the disadvantages of the MSA were “a significant factor contributing to” the 2006 market share loss. On April 15, 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor.
     In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2007 and 2008 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The total amount at issue for those two years is approximately $900 million.
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of April 9, 2009, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
     In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification on November 15, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties are currently engaged in discovery.
     In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On November 18, 2008, the New Mexico Court of Appeals reversed the grant of summary judgment in favor of RJR Tobacco, B&W and Philip Morris. On January 7, 2009, RJR Tobacco filed a petition for a writ of certiorari, and on February 27, 2009, the Supreme Court of the State of New Mexico granted that petition.
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

A preliminary hearing commenced on April 11, 2005, for the purpose of determining whether the Canadian prosecutor had sufficient evidence supporting the criminal charges to justify a trial of the defendants that had been properly served to date. On May 30, 2007, the court announced its decision to issue an order committing two of the accused, JTI-MC and Edward Lang, to stand trial on the charges filed in February 2003 and discharging the other six accused. JTI-MC and Mr. Lang separately filed papers seeking an order quashing the order committing them to stand trial, and the government filed papers seeking an order quashing the order discharging six of the accused. On December 19, 2007, JTI-MC abandoned its effort to have the order committing it to trial quashed. On February 19, 2008, the Superior Court of Justice in Ontario denied Mr. Lang’s request to quash the order committing him to trial. The court granted the government’s request to quash the order discharging six individuals and remanded the matter to the preliminary hearing judge for reconsideration. No appeals were taken from that decision. The matter is currently being reconsidered by the preliminary hearing judge.

On July 31, 2007, each of the accused companies, including RJR-TI, RJR-PR and Northern Brands, and each of the seven accused individuals were given notice that the Canadian prosecutor had requested the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. RJR Tobacco expensed $3 million during each of the first three months of 2009 and 2008, respectively, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation. In addition, as of December 31, 2008, RJR, including its subsidiary RJR Tobacco, had liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies” below.
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
     RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. At the time, no ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint. On April 15, 2009, the court granted the defendants’ motion to dismiss the third amended complaint without prejudice.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On January 19, 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office, referred to as the PTO. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument occurred on March 7, 2008.
     On August 25, 2008, the Federal Circuit issued a decision reversing the district court’s holdings and remanded the case to the district court for further proceedings on the issues of validity and infringement. In September 2008, the Federal Circuit denied Star’s motion for reassignment of the case on remand to a new trial judge. The Federal Circuit denied RJR Tobacco’s combined petition for panel hearing and rehearing en banc on October 22, 2008.
     On December 31, 2008 and January 2, 2009, RJR Tobacco petitioned the PTO to reexamine Star’s patents-in-suit. On January 16, 2009, RJR Tobacco filed a petition for writ of certiorari to the U.S. Supreme Court, which was denied on March 9, 2009. On January 30, 2009, RJR Tobacco filed summary judgment motions of invalidity based on indefiniteness, of invalidity based on 35 U.S.C. § 101, of invalidity based on anticipation and obviousness, and for noninfringement. On February 12, 2009, the PTO issued an order granting the request for ex parte reexamination as to the petition filed on December 31, 2008. On March 3, 2009, the court revised the trial schedule and set an “aspirational” date of May 18, 2009 to start trial, with trial to run between May 18, 2009 to June 12, 2009. On March 5, 2009, the PTO issued an order granting the request for ex parte reexamination as to the petition filed on January 2, 2009. As a result, both of Star’s patents are now undergoing reexamination in the PTO, based on substantial new questions of patentability that exist for both patents. On March 6, 2009, Star updated its damages calculation based on a reasonable royalty to a range of $294.9 to $362.1 million. Star seeks treble damages based on willful infringement allegations. On March 9, 2009, RJR Tobacco filed a motion to continue the trial date based on Star’s patents being placed into reexamination.
     On March 20, 2009, the district court had a status conference/hearing. At that status conference/hearing, the district court denied the motion to continue the trial date, and the case remains scheduled to commence trial on May 18, 2009. The district court scheduled a hearing for argument on all pending motions, followed by a case planning conference, on April 17, 2009. The district court has also issued a procedural order setting forth dates for additional trial-related disclosures.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Smokeless Tobacco Litigation
     As of April 9, 2009, Conwood Company, LLC was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
Tobacco Buyout Legislation and Related Litigation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $210 million to $240 million.
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
     On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court granted summary judgment in favor of Maryland and Pennsylvania and denied summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On January 14, 2008, RJR Tobacco and the other tobacco manufacturer/settlors filed a petition seeking direct discretionary review by the North Carolina Supreme Court. On February 25, 2008, the North Carolina Supreme Court denied that petition. On August 20, 2008, oral arguments were held before the North Carolina Court of Appeals. On December 16, 2008, the North Carolina

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Court of Appeals, in a 2-1 decision, reversed the Business Court and remanded the case for entry of judgment in favor of RJR Tobacco and the other tobacco manufacturers/settlors. On January 20, 2009, Maryland and Pennsylvania filed an appeal of right based on the dissenting opinion and also filed a petition for discretionary review on certain additional issues. On January 30, 2009, RJR Tobacco and the other tobacco manufacturers/settlors filed a response to the states’ petition for discretionary review. On March 19, 2009, the North Carolina Supreme Court granted the states’ petition for discretionary review. A briefing schedule has been set.
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On March 13, 2008, the court denied this motion. On November 19, 2007, the plaintiff filed a motion for class certification, which the court granted on September 29, 2008. The district court ordered mediation, which occurred on July 10, 2008, but no resolution of the case was reached at that time. On September 18, 2008, each of the plaintiffs and the defendants filed motions for summary judgment. A decision is pending. Finally, on January 9, 2009, the defendants filed a motion to decertify the class; that motion remains pending as well. On February 20, 2009, the defendants’ motion for judgment on the pleadings was denied. The case is scheduled for trial during the civil trial term beginning on July 6, 2009.
Employment Litigation
     On March 19, 2007, in Marshall v. R.J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act, referred to as FLSA. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The total number of current or former retail representatives participating as of April 9, 2009, is 469, including those who have opted in the Marshall case and subsequent lawsuits filed in New York and California as described below.
     Two other cases alleging violations of the FLSA and other state law wage and hour claims were filed in February 2008: Radcliffe v. R.J. Reynolds Tobacco Co., filed on February 14, 2008, in federal court in California, was served on May 9, 2008; and Dinino v. R.J. Reynolds Tobacco Co., filed on February 29, 2008, in federal court in New York, was served on April 18, 2008. The Dinino and Radcliffe matters have been transferred to the Missouri court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and consolidated with the already pending Marshall case due to the similarity of issues to be resolved. The plaintiffs in the Dinino and Radcliffe matters failed to move for class certification on the state law claims.
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
     The consolidated case is still in the discovery phase. Two mediation sessions were held in the first quarter of 2009, but the parties were unable to reach a resolution.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note 11 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Loss
Balance as of December 31, 2008	$—	$8,463	$(531)	$(1,695)	$6,237
Net income	—	—	8	—	8	$8
Retirement benefits SFAS No. 158, net of $9 million tax expense	—	—	—	15	15	15
Unrealized loss on long-term investments, net of $5 million tax benefit	—	—	—	(7)	(7)	(7)
Cumulative translation adjustment, net of $4 million tax benefit	—	—	—	(14)	(14)	(14)

Total comprehensive loss	—	—	—	—		$2

Dividends — $0.85 per share	—	—	(249)	—	(249)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	16	—	—	16
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of March 31, 2009	$—	$8,475	$(772)	$(1,701)	$6,002

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first quarter of 2009, at a cost of $5 million, RAI purchased 144,924 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
     On February 3, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis, to shareholders of record as of March 10, 2009.
Note 12 — Stock Plans
     In February 2009, the board of directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of nonvested share units, referred to as performance shares, under the LTIP, effective March 2, 2009, which will be settled exclusively in shares of RAI common stock. The 1,382,243 units were granted based on the average per share closing price of RAI common stock for the 60 trading days prior to the grant date, or $39.23. These units generally will vest on March 2, 2012. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and 0%-150% based on the average three-year RAI annual incentive award plan score.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As an equity-based grant, compensation expense relating to the February 2009 LTIP grant will take into account the vesting period lapsed and will be calculated on the per share closing price of RAI common stock on the date of grant, or $33.10. Dividends paid on shares of RAI common stock will accumulate on the performance shares and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $10.20 per share for the three-year performance period, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.
     In February 2009, the board of directors of RAI also approved and adopted, subject to shareholder approval at the 2009 annual meeting of shareholders, the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan. The maximum number of shares of RAI common stock that may be issued upon the exercise of stock options or stock appreciation rights, in payment or settlement of restricted stock, in payment or settlement of restricted stock units, in payment or settlement of performance shares or performance units that have been earned, in payment or settlement of other awards, or in payment of dividend equivalents paid with respect to awards made under the Omnibus Plan, will not exceed 19,000,000 shares in the aggregate.
Note 13 — Segment Information
     RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiary, Santa Fe, among others, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, were five of the ten best-selling brands of cigarettes in the United States as of March 31, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest-selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of March 31, 2009, and KODIAK. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, as well as WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages the super premium cigarette brands licensed from BAT, DUNHILL and STATE EXPRESS 555. The financial position and results of operations of this operating segment does not meet the materiality criteria to be reportable.
     The amounts with respect to the income statements presented for prior periods have been reclassified to reflect the current segment composition.
     Intersegment revenues and items below the operating income line of the condensed consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker.
     Segment Data:

	For the Three Months
	Ended March 31,
	2009	2008
Net sales:
RJR Tobacco	$1,671	$1,807

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2009	2008
Conwood	166	167
All Other	84	83

Consolidated net sales	$1,921	$2,057

Operating income:
RJR Tobacco	$82	$426
Conwood	8	81
All Other	24	25
Corporate expense	(17)	(26)

Consolidated operating income	$97	$506

Reconciliation to income before income taxes:
Operating income	$97	$506
Interest and debt expense	66	72
Interest income	(5)	(22)
Gain on termination of joint venture	—	(328)
Other (income) expense, net	19	(12)

Income before income taxes	$17	$796

	March 31,	December 31,
	2009	2008

Assets:
RJR Tobacco	$15,811	$15,338
Conwood	4,294	4,386
All Other	1,367	1,384
Corporate	15,724	15,647
Elimination adjustments	(18,907)	(18,601)

Consolidated assets	$18,289	$18,154

Note 14 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with affiliates.
     Balances:

	March 31,	December 31,
	2009	2008
Accounts receivable, BAT	$64	$91
Due to BAT	1	3
Deferred revenue, BAT	34	50
     Transactions for the three months ended March 31:

	2009	2008
Net sales, related party, BAT	$89	$113
Research and development services billed to BAT	1	—
Purchases from BAT	2	1
Equipment lease payments to BAT	1	—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RAI’s operating subsidiaries have entered into various transactions with affiliates of BAT, the indirect parent of B&W. RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes is generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales during the three months ended March 31, 2009.
     RJR Tobacco records deferred sales revenue relating to leaf sold to BAT affiliates that has not been delivered as of the end of the respective quarter, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer.
     RJR Tobacco performs certain research and development for BAT affiliates pursuant to a joint technology sharing agreement entered into as a part of the B&W business combination. These services were accrued and billed to BAT affiliates and were recorded in RJR Tobacco’s selling, general and administrative expenses, net of associated costs.
     RAI’s operating subsidiaries also purchase unprocessed leaf at market prices, and imports cigarettes at prices not to exceed manufacturing costs plus 10%, from BAT affiliates. The payable due to related party in the condensed consolidated balance sheet (unaudited) primarily relates to cigarette purchases.
     RJR Tobacco leases certain cigarette manufacturing equipment from a BAT affiliate.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the Guarantors of RAI’s $4.5 billion guaranteed, unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2009
Net sales	$—	$1,830	$40	$(38)	$1,832
Net sales, related party	—	89	—	—	89
Cost of products sold	—	1,018	18	(38)	998
Selling, general and administrative expenses	3	348	14	—	365
Amortization expense	—	8	—	—	8
Trademark impairment charge	—	453	—	—	453

Operating income (loss)	(3)	92	8	—	97
Interest and debt expense	64	2	—	—	66
Interest income	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(27)	27	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	17	2	—	—	19

Income (loss) before income taxes	(57)	74	11	(11)	17
Provision for (benefit from) income taxes	(20)	28	1	—	9
Equity income from subsidiaries	45	10	—	(55)	—

Net income	$8	$56	$10	$(66)	$8

For the Three Months Ended March 31, 2008
Net sales	$—	$1,935	$38	$(29)	$1,944
Net sales, related party	—	113	—	—	113
Cost of products sold	—	1,175	17	(28)	1,164
Selling, general and administrative expenses	6	362	14	—	382
Amortization expense	—	5	—	—	5

Operating income (loss)	(6)	506	7	(1)	506
Interest and debt expense	70	2	—	—	72
Interest income	—	(20)	(2)	—	(22)
Intercompany interest (income) expense	(18)	17	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other (income) expense, net	1	(12)	(1)	—	(12)

Income (loss) before income taxes	(59)	530	337	(12)	796
Provision for (benefit from) income taxes	(21)	311	1	—	291
Equity income from subsidiaries	543	336	—	(879)	—

Net income	$505	$555	$336	$(891)	$505

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2009
Cash flows from operating activities	$15	$856	$3	$(11)	$863

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	13	—	—	13
Capital expenditures	—	(26)	(1)	—	(27)
Other, net	—	2	—	—	2
Intercompany notes receivable	20	8	—	(28)	—

Net cash flows from (used in) investing activities	20	(3)	(1)	(28)	(12)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(248)	—	—	—	(248)
Dividends paid on preferred stock	(11)	—	—	11	—
Other, net	(4)	—	—	—	(4)
Intercompany notes payable	(8)	(20)	—	28	—

Net cash flows from (used in) financing activities	(271)	(20)	—	39	(252)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)

Net change in cash and cash equivalents	(236)	833	(6)	—	591
Cash and cash equivalents at beginning of period	272	2,091	215	—	2,578

Cash and cash equivalents at end of period	$36	$2,924	$209	$—	$3,169

For the Three Months Ended March 31, 2008
Cash flows from operating activities	$217	$722	$20	$(81)	$878

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	2	—	—	2
Capital expenditures	—	(38)	(1)	—	(39)
Other, net	—	4	(3)	—	1
Intercompany notes receivable	20	(107)	—	87	—

Net cash flows from (used in) investing activities	20	(139)	(4)	87	(36)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(251)	(70)	—	70	(251)
Dividends paid on preferred stock	(11)	—	—	11	—
Intercompany notes payable	107	(20)	—	(87)	—

Net cash flows used in financing activities	(155)	(90)	—	(6)	(251)

Net change in cash and cash equivalents	82	493	16	—	591
Cash and cash equivalents at beginning of period	243	1,885	87	—	2,215

Cash and cash equivalents at end of period	$325	$2,378	$103	$—	$2,806

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2009
Assets
Cash and cash equivalents	$36	$2,924	$209	$—	$3,169
Short-term investments	1	9	—	—	10
Accounts receivable, net	—	72	12	—	84
Accounts receivable, related party	—	64	—	—	64
Notes receivable	—	1	34	—	35
Other receivables	7	20	1	—	28
Inventories	—	1,182	35	(2)	1,215
Deferred income taxes, net	11	839	1	—	851
Prepaid expenses and other	3	193	8	—	204
Short-term intercompany notes and interest receivable	81	56	—	(137)	—
Other intercompany receivables	464	—	4	(468)	—

Total current assets	603	5,360	304	(607)	5,660
Property, plant and equipment, net	7	992	26	—	1,025
Trademarks and other intangible assets, net	—	2,805	4	—	2,809
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,060	1,398	—	(3,458)	—
Investment in subsidiaries	9,561	422	—	(9,983)	—
Other assets and deferred charges	317	178	153	(27)	621

Total assets	$12,548	$19,321	$495	$(14,075)	$18,289

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,897	$—	$—	$2,897
Accounts payable and other accrued liabilities	496	835	32	—	1,363
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	34	—	—	34
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payable	32	82	23	(137)	—
Other intercompany payables	—	468	—	(468)	—

Total current liabilities	717	4,328	55	(605)	4,495
Intercompany notes and interest payable	1,398	2,060	—	(3,458)	—
Long-term debt (less current maturities)	4,337	123	—	—	4,460
Deferred income taxes, net	—	124	—	(27)	97
Long-term retirement benefits (less current portion)	65	2,761	18	—	2,844
Other noncurrent liabilities	29	361	1	—	391
Shareholders’ equity	6,002	9,564	421	(9,985)	6,002

Total liabilities and shareholders’ equity	$12,548	$19,321	$495	$(14,075)	$18,289

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$272	$2,091	$215	$—	$2,578
Short-term investments	1	22	—	—	23
Accounts receivable, net	—	68	16	—	84
Accounts receivable, related party	—	91	—	—	91
Notes receivable	—	1	34	—	35
Other receivables	9	27	1	—	37
Inventories	—	1,145	27	(2)	1,170
Deferred income taxes, net	12	825	1	—	838
Prepaid expenses and other	35	128	4	(4)	163
Short-term intercompany notes and interest receivable	81	65	—	(146)	—
Other intercompany receivables	68	—	6	(74)	—

Total current assets	478	4,463	304	(226)	5,019
Property, plant and equipment, net	7	999	25	—	1,031
Trademarks and other intangible assets, net	—	3,266	4	—	3,270
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,080	1,409	—	(3,489)	—
Investment in subsidiaries	9,751	430	—	(10,181)	—
Other assets and deferred charges	349	180	160	(29)	660

Total assets	$12,665	$18,913	$501	$(13,925)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,321	$—	$—	$2,321
Accounts payable and other accrued liabilities	350	974	29	(4)	1,349
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payable	40	81	25	(146)	—
Other intercompany payables	—	74	—	(74)	—

Total current liabilities	579	3,514	54	(224)	3,923
Intercompany notes and interest payable	1,409	2,080	—	(3,489)	—
Long-term debt (less current maturities)	4,362	124	—	—	4,486
Deferred income taxes, net	—	311	—	(29)	282
Long-term retirement benefits (less current portion)	64	2,755	17	—	2,836
Other noncurrent liabilities	14	375	1	—	390
Shareholders’ equity	6,237	9,754	429	(10,183)	6,237

Total liabilities and shareholders’ equity	$12,665	$18,913	$501	$(13,925)	$18,154

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2009
Net sales	$—	$—	$1,625	$267	$(60)	$1,832
Net sales, related party	—	—	87	2	—	89
Cost of products sold	—	—	961	97	(60)	998
Selling, general and administrative expenses	3	—	296	66	—	365
Amortization expense	—	—	7	1	—	8
Trademark impairment charge	—	—	377	76	—	453

Operating income (loss)	(3)	—	71	29	—	97
Interest and debt expense	64	2	—	—	—	66
Interest income	—	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(27)	(2)	(14)	43	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	17	1	1	—	—	19

Income (loss) before income taxes	(57)	10	86	(11)	(11)	17
Provision for (benefit from) income taxes	(20)	—	39	(10)	—	9
Equity income from subsidiaries	45	57	9	—	(111)	—

Net income	$8	$67	$56	$(1)	$(122)	$8

For the Three Months Ended March 31, 2008
Net sales	$—	$—	$1,733	$261	$(50)	$1,944
Net sales, related party	—	—	110	3	—	113
Cost of products sold	—	—	1,121	93	(50)	1,164
Selling, general and administrative expenses	6	—	306	70	—	382
Amortization expense	—	—	5	—	—	5

Operating income (loss)	(6)	—	411	101	—	506
Interest and debt expense	70	2	—	—	—	72
Interest income	—	(1)	(18)	(3)	—	(22)
Intercompany interest (income) expense	(18)	(2)	(27)	47	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	1	(12)	—	(1)	—	(12)

Income (loss) before income taxes	(59)	24	456	386	(11)	796
Provision for (benefit from) income taxes	(21)	5	288	19	—	291
Equity income from subsidiaries	543	504	335	—	(1,382)	—

Net income	$505	$523	$503	$367	$(1,393)	$505

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2009
Cash flows from operating activities	$15	$34	$817	$8	$(11)	$863

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	4	8	1	—	13
Intercompany notes receivable	20	—	8	—	(28)	—
Capital expenditures	—	—	(8)	(19)	—	(27)
Other, net	—	1	1	—	—	2

Net cash flows from (used in) investing activities	20	5	9	(18)	(28)	(12)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(248)	—	—	—	—	(248)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Other, net	(4)	—	—	—	—	(4)
Intercompany notes payable	(8)	—	—	(20)	28	—

Net cash flows used in financing activities	(271)	—	—	(20)	39	(252)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)

Net change in cash and cash equivalents	(236)	39	826	(38)	—	591
Cash and cash equivalents at beginning of period	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of period	$36	$45	$2,803	$285	$—	$3,169

For the Three Months Ended March 31, 2008
Cash flows from operating activities	$217	$17	$727	$10	$(93)	$878

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	—	2	—	—	2
Intercompany notes receivable	20	—	(108)	—	88	—
Capital expenditures	—	—	(24)	(15)	—	(39)
Other, net	—	1	3	(3)	—	1

Net cash flows from (used in) investing activities	20	1	(127)	(18)	88	(36)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(251)	—	(12)	(70)	82	(251)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Intercompany notes payable	107	1	—	(20)	(88)	—

Net cash flows used in financing activities	(155)	1	(12)	(90)	5	(251)

Net change in cash and cash equivalents	82	19	588	(98)	—	591
Cash and cash equivalents at beginning of period	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of period	$325	$44	$2,211	$226	$—	$2,806

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2009
Assets
Cash and cash equivalents	$36	$45	$2,803	$285	$—	$3,169
Short-term investments	1	3	5	1	—	10
Accounts receivable, net	—	—	56	28	—	84
Accounts receivable, related party	—	—	61	3	—	64
Notes receivable	—	1	—	34	—	35
Other receivables	7	—	17	4	—	28
Inventories	—	—	810	407	(2)	1,215
Deferred income taxes, net	11	1	818	21	—	851
Prepaid expenses and other	3	—	186	15	—	204
Short-term intercompany notes and interest receivable	81	31	174	—	(286)	—
Other intercompany receivables	464	—	—	—	(464)	—

Total current assets	603	81	4,930	798	(752)	5,660
Property, plant and equipment, net	7	—	836	182	—	1,025
Trademarks and other intangible assets, net	—	—	1,485	1,324	—	2,809
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,060	198	1,398	—	(3,656)	—
Investment in subsidiaries	9,561	7,821	405	—	(17,787)	—
Other assets and deferred charges	317	61	467	153	(377)	621

Total assets	$12,548	$8,161	$14,824	$5,328	$(22,572)	$18,289

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,853	$44	$—	$2,897
Accounts payable and other accrued liabilities	496	6	768	93	—	1,363
Due to related party	—	—	1	—	—	1
Deferred revenue, related party	—	—	34	—	—	34
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	32	131	—	123	(286)	—
Other intercompany payables	—	3	444	17	(464)	—

Total current liabilities	717	151	4,100	277	(750)	4,495
Intercompany notes and interest payable	1,398	—	—	2,258	(3,656)	—
Long-term debt (less current maturities)	4,337	123	—	—	—	4,460
Deferred income taxes, net	—	—	—	474	(377)	97
Long-term retirement benefits (less current portion)	65	32	2,652	95	—	2,844
Other noncurrent liabilities	29	106	251	5	—	391
Shareholders’ equity	6,002	7,749	7,821	2,219	(17,789)	6,002

Total liabilities and shareholders’ equity	$12,548	$8,161	$14,824	$5,328	$(22,572)	$18,289

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$272	$6	$1,977	$323	$—	$2,578
Short-term investments	1	6	14	2	—	23
Accounts receivable, net	—	—	38	46	—	84
Accounts receivable, related party	—	—	88	3	—	91
Notes receivable	—	1	—	34	—	35
Other receivables	9	1	23	4	—	37
Inventories	—	—	784	388	(2)	1,170
Deferred income taxes, net	12	—	806	20	—	838
Prepaid expenses and other	35	—	125	10	(7)	163
Short-term intercompany notes and interest receivable	81	35	183	—	(299)	—
Other intercompany receivables	68	19	—	2	(89)	—

Total current assets	478	68	4,038	832	(397)	5,019
Property, plant and equipment, net	7	—	856	168	—	1,031
Trademarks and other intangible assets, net	—	—	1,869	1,401	—	3,270
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,080	207	1,408	—	(3,695)	—
Investment in subsidiaries	9,751	8,000	413	—	(18,164)	—
Other assets and deferred charges	349	63	310	161	(223)	660

Total assets	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,288	$33	$—	$2,321
Accounts payable and other accrued liabilities	350	7	857	142	(7)	1,349
Due to related party	—	—	2	1	—	3
Deferred revenue, related party	—	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	40	130	2	127	(299)	—
Other intercompany payables	—	—	89	—	(89)	—

Total current liabilities	579	148	3,288	303	(395)	3,923
Intercompany notes and interest payable	1,409	—	—	2,286	(3,695)	—
Long-term debt (less current maturities)	4,362	124	—	—	—	4,486
Deferred income taxes, net	—	—	—	505	(223)	282
Long-term retirement benefits (less current portion)	64	32	2,646	94	—	2,836
Other noncurrent liabilities	14	106	263	7	—	390
Shareholders’ equity	6,237	7,928	8,000	2,238	(18,166)	6,237

Total liabilities and shareholders’ equity	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2009 with the first quarter of 2008. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Business Initiatives
     RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. RAI’s wholly owned subsidiary, Santa Fe, among others, is included in All Other. Some of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, KOOL, PALL MALL, DORAL and WINSTON, were five of the ten best-selling brands of cigarettes in the United States as of March 31, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of March 31, 2009, and KODIAK. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, as well as WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand and manages super premium brands, DUNHILL and STATE EXPRESS 555, licensed from BAT.
     On February 4, 2009, President Obama signed an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the SCHIP. As a result, the federal tax rate for chewing tobacco increased $0.3083 per pound to $0.5033 per pound and increased $0.925 per pound to $1.51 per pound for snuff. The federal tax on small cigars, defined as those weighing three pounds or less per thousand, increased $48.502 per thousand to $50.33 per thousand. In addition, the federal tax rate for roll-your-own tobacco increased from $1.097 per pound to $24.78 per pound. The tax increases were effective April 1, 2009. RAI’s operating subsidiaries expect that these federal excise tax increases on cigarettes and other tobacco products will significantly and adversely impact sales volume. This event required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. If the federal excise tax increase has a greater adverse impact on sales volumes than projected as of March 31, 2009, RAI’s operating subsidiaries’ may be required to test for further intangible asset impairment during 2009. See note 3 to condensed consolidated financial statements (unaudited) for information regarding trademark and goodwill impairment testing and the resulting trademark impairment charge.
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
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand style. Having expanded beyond the cigarette market as an innovative tobacco company, RJR Tobacco offers a smokeless, spitless tobacco, known as snus and new smoke-free tobacco products called CAMEL Dissolvables. CAMEL Snus, launched nationally in 2009, is pasteurized tobacco that is sold in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth. CAMEL Orbs were launched in lead markets during the first quarter of 2009, and CAMEL Sticks and Strips will be launched in lead markets in the third quarter of 2009.
     RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail buydowns, periodic price reductions, dollar-off promotions, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail. Free product promotions include offers such as “Buy 2, Get 1 free.” The cost of free product promotions, including federal excise tax, is recorded in cost of goods sold.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 7% in 2008 and have grown at an average rate of approximately 6% per year over the last four years, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years. Leveraging RAI’s total tobacco business model, Conwood will launch CAMEL Dip, a premium moist snuff, during the second quarter of 2009.
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
     As discussed in note 10 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of April 9, 2009, RJR Tobacco had paid approximately $6 million since January 1, 2007, related to unfavorable judgments.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. As of March 31, 2009, RJR Tobacco had $2 million accrued for non-smoking and health litigation, and RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, the Conwood companies or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 10 to condensed consolidated financial statements (unaudited).
Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the MSA and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the MSA. For more information related to historical and expected settlement expenses and payments under the MSA, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — MSA” and “— MSA — Enforcement and Validity” in note 10 to condensed consolidated financial statements (unaudited).
Intangible Assets
     Intangible assets include goodwill, trademarks and other intangible assets and are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. See note 3 to condensed consolidated financial statements (unaudited) for a discussion of the impairment charge in connection with RAI’s ongoing application of SFAS No. 142.
Fair Value Measurement
     RAI determines fair value of assets and liabilities under SFAS No. 157, which provides a definition of fair value, establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances and expands disclosure about fair value measurements.
     FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
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
Investments
     As of March 31, 2009, RAI held investments primarily in money market funds, auction rate securities and a mortgage-backed security. Certain money market funds are classified as short-term investments due to the liquidity restrictions by the fund managers preventing immediate withdrawal. Adverse changes in financial markets caused certain auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. Auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss.

     RAI reviews impairments associated with the above in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” to determine the classification of the impairment as temporary or other-than-temporary. For additional information relating to these investments, see note 6 to condensed consolidated financial statements (unaudited).
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
Recently Adopted Accounting Pronouncements
     Effective January 1, 2009, RAI adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent and observable inputs and unobservable inputs based on the best information available. The adoption of SFAS No. 157 on nonfinancial assets and nonfinancial liabilities did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective January 1, 2009, RAI adopted FSP No. EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. As a result, unvested restricted shares outstanding under the LTIP are included in basic EPS calculations. All prior-period earnings per share have been adjusted retrospectively to conform to the provisions of this FSP, which reduced basic net income per share for the first quarter of 2008 by $0.01 from $1.72 per share to $1.71 per share.
     Effective January 1, 2009, RAI adopted SFAS No. 161, which seeks qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements
     On April 9, 2009, the FASB issued FSP No. FAS 157-4, which amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     On April 9, 2009, FASB issued FSP No. FAS 115-2 and FAS 124-2, which amends SFAS No. 115 and FSP No. FAS 115-1 and FAS 124-1. FSP No. FAS 115-2 and FAS 124-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     On April 9, 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, which amends SFAS No. 107 and APB Opinion No. 28 by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
Results of Operations

	For the Three Months Ended
	March 31,
	2009	2008	% Change
Net sales:(1)
RJR Tobacco	$1,671	$1,807	(7.5)%
Conwood	166	167	(0.7)%
All other	84	83	1.2%

Net sales	1,921	2,057	(6.6)%
Cost of products sold(1)(2)	998	1,164	(14.3)%
Selling, general and administrative expenses	365	382	(4.5)%
Amortization expense	8	5	60.0%
Trademark impairment charges	453	—	NM (3)
Operating income:
RJR Tobacco	82	426	(80.8)%
Conwood	8	81	(90.5)%
All other	24	25	(4.0)%
Corporate expense	(17)	(26)	(34.6)%

Operating income	$97	$506	(80.8)%

(1)	Excludes excise taxes of:

	2009	2008
RJR Tobacco	$362	$391
Conwood	5	5
All other	43	41

	$410	$437

(2)	See below for further information related to MSA settlement and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change not meaningful.
RJR Tobacco
Net Sales
     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended
	March 31,
	2009	2008	% Change
Growth brands:
CAMEL excluding non-filter	5.0	5.3	(5.0)%
PALL MALL	1.9	1.6	17.7%

	6.9	6.9	0.3%
Support brands	9.7	11.3	(14.0)%
Non-support brands	2.1	2.7	(23.1)%

Total domestic	18.7	20.8	(10.5)%

Total premium	11.7	13.2	(11.2)%
Total value	7.0	7.7	(9.1)%
Premium/total mix	62.7%	63.2%
Industry(2):
Premium	51.5	58.8	(12.5)%
Value	20.5	21.6	(4.9)%

Total domestic	72.0	80.4	(10.4)%

Premium/total mix	71.5%	73.1%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s net sales are dependent upon its shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. RJR Tobacco expects the federal excise tax increase, effective April 1, 2009, to significantly and adversely impact sales volume as RJR Tobacco believes its consumers are more price-sensitive than consumers of competing brands and, therefore, are more negatively affected by an increase in the federal excise tax and by the current adverse economic environment.
     RJR Tobacco’s net sales for the three months ended March 31, 2009, decreased $136 million, or 7.5%, from the prior-year quarter, driven by $128 million attributable to lower volume. RJR Tobacco’s decreases in net sales and shipment volume primarily reflect wholesale and retail inventory reductions believed to be in anticipation of the increase in federal excise tax. RJR Tobacco’s total domestic shipment volume decreased 10.5% in the first three months of 2009 compared with the same period in 2008. Industry shipment volume for the first three months of 2009 was down 10.4% compared with the first three months of 2008. Shipments are rebounding in the second quarter as wholesale and retail rebuild inventory, but this inventory build is expected to be more than offset by a decrease in consumption for the full year. Although it is difficult to predict the full impact of the significant price increases in connection with the increase in federal excise tax on consumption, RJR Tobacco’s and industry shipment volume declines for the full-year 2009 are expected to be higher than prior years.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI,/Capstone, data(1), were as follows(2)(3):

	For the Three Months Ended
	March 31,	December 31,	Share Point	March 31,	Share Point
	2009	2008	Change	2008	Change

Growth brands:
CAMEL excluding non-filter	7.6%	7.8%	(0.2)	7.5%	0.1
PALL MALL	2.9%	3.2%	(0.3)	2.2%	0.6

Total growth brands	10.5%	11.0%	(0.5)	9.7%	0.8
Support brands	14.1%	14.1%	—	15.0%	(0.9)
Non-support brands	3.1%	3.3%	(0.2)	3.7%	(0.6)

Total domestic	27.7%	28.4%	(0.7)	28.4%	(0.7)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on IRI/Capstone data as being a precise measurement of actual market share because it was a sample and projection methodology that is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(3)	In 2009, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect actual retail sales. Prior year data has been adjusted to reflect the new methodology.
     The retail share of market of CAMEL’s filtered styles increased 0.1 share points in the first quarter of 2009 compared with the first quarter of 2008. CAMEL Crush has captured 0.6 share points as of March 31, 2009, as the success of this style continues to be a key driver in the growing menthol category.
     CAMEL Snus was expanded nationally in the first quarter of 2009 and CAMEL Orbs were launched in three lead markets in the first quarter of 2009. Two new styles of CAMEL Snus will be launched in limited markets in the third quarter of 2009. CAMEL Sticks and Strips are planned to be launched in lead markets during the third quarter of 2009.
     PALL MALL’s market share increased 0.6 share points in the first quarter of 2009 compared with the first quarter of 2008. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2009 showed improvement over the same period in 2008. However, the decline in share of support and non-support brands more than offset the gains on the growth brands.

Operating Income
     RJR Tobacco’s operating income for the quarter ended March 31, 2009, decreased $344 million to $82 million from $426 million for the quarter ended March 31, 2008. An impairment charge of $377 million was recorded in the first quarter of 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax. The impairment charge was based on the excess of certain brands’ carrying value over their fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.
     RJR Tobacco’s operating income was also negatively impacted by decreases in shipment volume due to a decrease in consumption, wholesale and retail inventory reductions and higher pension expense. These negative impacts were partially offset by higher pricing, lower promotional spending and lower absolute MSA expense.
     RJR Tobacco’s MSA settlement and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended
	March 31,
	2009	2008
Settlements	$567	$644

Federal tobacco quota buyout	$50	$60

     MSA settlement expenses are expected to be approximately $2.4 billion in 2009, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $210 million to $230 million in 2009. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” and “— Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited) and “— Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the three months ended March 31, 2009 and 2008, RJR Tobacco’s product liability defense costs were $27 million and $28 million, respectively.
     “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	West Virginia IPIC;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Claims.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research — U.S.A.
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2010.
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
Conwood
Net Sales
     The moist snuff shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Three Months Ended
	March 31,
	2009	2008	% Change

Premium:
KODIAK	10.7	13.1	(18.5)%
Other	0.5	0.6	(17.0)%

	11.2	13.7	(18.4)%

Price-value:
GRIZZLY	65.0	61.7	5.2%
Other	0.3	0.5	(34.7)%

	65.3	62.2	4.9%

Total moist snuff	76.4	75.9	0.7%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 64% of Conwood’s revenue in the first quarter of 2009 and approximately 66% in the first quarter of 2008. Conwood’s key brands include KODIAK in the premium brand category and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 28.8% in the first quarter of 2009 and 26.8% in the first quarter of 2008 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Moist snuff industry shipment volume grew over 4.5% in the first quarter of 2009 compared with the same period in 2008. This growth is much lower than the historical growth due to wholesale and retail inventory reductions believed to be in anticipation of the federal excise tax increase that was effective April 1, 2009.

     The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Three Months Ended
	March 31,	December 31,	Share	March 31,	Share
	2009	2008	Point Change	2008	Point Change
Premium:
KODIAK	3.8%	3.7%	0.1	4.4%	(0.6)
Other	0.2%	0.3%	(0.1)	0.2%	—

	4.0%	4.0%	—	4.6%	(0.6)

Price-value:
GRIZZLY	24.7%	24.1%	0.6	22.1%	2.6
Other	0.1%	0.1%	—	0.2%	—

	24.8%	24.2%	0.6	22.2%	2.6

Total moist snuff	28.8%	28.2%	0.6	26.8%	2.0

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Conwood’s net sales for the three months ended March 31, 2009, were $166 million and relatively flat compared with $167 million for the three months ended March 31, 2008. GRIZZLY, Conwood’s leading price-value moist snuff brand, continues to grow moist snuff sales and was the leading brand in the U.S. as of March 31, 2009. During the first quarter of 2009, pricing was significantly reduced by a competitor on its premium and certain price-value brands in an attempt to gain market share. KODIAK, Conwood’s leading premium moist snuff brand, reduced pricing at the end of the first quarter of 2009 to remain competitive. Sales at the end of the first quarter of 2009 were negatively impacted by the inventory reduction at wholesale and retail believed to be in anticipation of the federal excise tax increase.
     GRIZZLY had a 24.7% share of moist snuff shipments in the first quarter of 2009, an increase of 2.6 share points from the first quarter of 2008, due in part to the success of new GRIZZLY styles. GRIZZLY launched mint and straight pouch styles in the first quarter of 2009.
     Conwood will launch CAMEL Dip, a premium moist snuff in two styles, Wintergreen Wide Cut and Dark Milled, in lead markets during the second quarter of 2009.
     The shipment share of KODIAK declined 0.6 share points in the first quarter of 2009 compared with the first quarter of 2008 due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession. KODIAK’s price reduction during March is expected to improve the brand’s performance.
Operating Income
     Conwood’s operating income for the three months ended March 31, 2009, decreased to $8 million from $81 million for the three months ended March 31, 2008, impacted by a trademark impairment charge of $76 million. The impairment charge was a result of impairment testing triggered by certain price reductions and the anticipated sales impact due to the increase in the federal excise tax effective April 1, 2009. The 2009 impairment occurred on several of Conwood’s brands, including KODIAK, driven by the decrease in its list price to meet competition, as well as the federal excise tax impact on multiple loose leaf and little cigar brands. The impairment charge was based on the excess of certain brands’ carrying value over their fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.
RAI Consolidated
     Interest and debt expense was $66 million for the quarter ended March 31, 2009, a decrease of $6 million over the comparable period in the prior year. This decrease was primarily due to lower effective interest rates in 2009 as compared with 2008.
     Interest income was $5 million for the quarter ended March 31, 2009, a decrease of $17 million compared with the quarter ended March 31, 2008. This decrease was the result of investing available cash at lower interest rates in 2009.
     Other expense (income), net was expense of $19 million for the quarter ended March 31, 2009, and included $16 million related to the mark-to-market of RAI’s and RJR’s interest rate swap agreements. For the quarter ended March 31, 2008, other income was $12 million and included $8 million of foreign exchange gain and $5 million gain on sale of an asset.
     Provision for income taxes was $9 million, or an effective rate of 53.3%, for the three months ended March 31, 2009, compared with $291 million, or an effective rate of 36.6%, for the three months ended March 31, 2008. The effective tax rate for the first three months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The 2008 provision was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings. RAI expects its effective rate for the full-year of 2009 to be approximately 38.0%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.
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
     Generally, the negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, accelerated declines in consumption, particularly from increases in regulation or excise taxes, or adverse impacts from financial markets, cannot be predicted. However, the significant federal excise tax increase approved on February 4, 2009, and effective April 1, 2009, will impact RAI’s operating companies’ federal excise tax payment in the third quarter of 2009 by approximately $235 million as a result of additional federal excise tax on inventory held as of March 31, 2009.
     RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.
     RAI has evaluated the liquidity of key suppliers and significant customers as of March 31, 2009. Where there were liquidity concerns identified with key suppliers, contingency plans are being developed. To date, no business interruptions have occurred caused by key supplier liquidity. No liquidity issues were identified regarding significant customers.
     As of March 31, 2009, RAI held investments primarily in money market funds, auction rate securities and a mortgage-backed security. Certain money market funds are classified as short-term investments due to liquidity restrictions by the fund managers preventing immediate withdrawal. Given such restrictions, these funds will not be available until the underlying investments mature or are sold. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these money market funds, auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. At March 31, 2009, RAI considered the mortgage-backed security, the auction rate securities linked to corporate credit risk and the auction rate securities related to financial insurance companies to be temporarily impaired.
Cash Flows
     Net cash flows from operating activities were $863 million in the first three months of 2009, compared with $878 million in the first three months of 2008. This change was driven primarily by higher inventories, a litigation bond posted in the first quarter of 2009, as well as lower interest received in 2009, partially offset by lower tax payments.
     Net cash flows used in investing activities were $12 million in the first three months of 2009, compared with $36 million for the first three months of 2008. This change was driven by lower capital expenditures in 2009 and proceeds from the Reserve Fund money market funds.
     Net cash flows used in financing activities were $252 million in the first three months of 2009, compared with $251 million in the prior-year period.
Borrowing Arrangements
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. On December 31, 2008, interest rate swaps existed on $1.6 billion of fixed- rate notes. When entered into, these swaps were designated as hedges of underlying exposures. On January 6, 2009, RAI and RJR entered into offsetting interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. These swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of current swaps and have a legal right of offset. The future cash flows, established as a result of entering into the January 6, 2009, swaps, totals $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the swap agreements on January 6, 2009, RAI de-designated the current swaps as fair value hedges.
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
     RAI’s credit facility provides for a five-year, $550 million revolving credit facility, which may be increased to $900 million at the discretion of the lenders upon the request of RAI. The credit facility’s maturity date of June 28, 2012, may be extended by one year, at the discretion of the lenders upon RAI’s request.

     At March 31, 2009, RAI had $12 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $538 million of the credit facility was available for borrowing.
     In 2008, Lehman Commercial Paper Inc., referred to as LCPI, filed for protection under Chapter 11 of the federal Bankruptcy Code. RAI has never borrowed under the credit facility, but given LCPI’s bankruptcy filing, there can be no assurance that LCPI would loan LCPI’s pro rata share of any borrowing requests made by RAI. LCPI’s commitment under the credit facility is $52 million. Subject to the terms and conditions in the credit facility, RAI has the right to replace a lender in certain circumstances, including upon a lender defaulting in its obligation to make loans. If any lender were to default in its obligation to make loans, there can be no assurance as to when or whether RAI could find an acceptable replacement lender.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2009.
Dividends
     On February 3, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on April 1, 2009, to shareholders of record as of March 10, 2009. On an annualized basis, the dividend rate is $3.40 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first three months of 2009, at a cost of $5 million, RAI purchased 144,924 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
     The $350 million share repurchase program approved by RAI’s board of directors on April 29, 2008, authorizing RAI to repurchase outstanding shares of RAI common stock in open-market or privately negotiated transactions, from time to time, expired on April 30, 2009. In connection with this share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W participated in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s equity. RAI repurchased $207 million of its common stock pursuant to the foregoing share repurchase program.
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $27 million and $39 million for the first three months of 2009 and 2008, respectively. The decrease was primarily the result of lower information technology spending at RJR Tobacco. RAI’s operating subsidiaries plan to spend an additional $160 million to $185 million for capital expenditures during the remainder of 2009. Approximately $80 million of the remaining capital expenditures for 2009 is associated with capacity expansion at Conwood. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2009.

Retirement Benefits
     RAI expects to contribute a minimum of $60 million to its pension plans in 2009, of which $3 million had been contributed as of March 31, 2009. During April 2009, RAI contributed another $50 million to its pension plans.
Litigation and Settlements
     As discussed in note 10 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of April 9, 2009, RJR Tobacco has paid approximately $6 million since January 1, 2007, related to unfavorable judgments. As of March 31, 2009, RJR Tobacco had $2 million accrued for non-smoking and health litigation, and RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.
     RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid basis for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, the Conwood companies or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 10 to condensed consolidated financial statements (unaudited), the MSA imposes a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the MSA, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — MSA” in note 10 to condensed consolidated financial statements (unaudited). The MSA has materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA.
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $2.9 billion for the years 2003 through 2008. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — MSA — Enforcement and Validity” in note 10 to condensed consolidated financial statements (unaudited).

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
     In addition, as described in greater detail below, during 2009, the U.S. Congress adopted legislation increasing the federal excise tax on cigarettes and other tobacco products, and is considering legislation regarding the regulation of the manufacture and sale of tobacco products by the U.S. Food and Drug Administration, referred to as the FDA. The U.S. Congress also may consider legislation regarding:
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
     Cigarettes and other tobacco products are subject to substantial taxes in the United States. On February 4, 2009, President Obama signed an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the SCHIP. The tax increases were effective April 1, 2009.

     Under these federal tax increases:
•	the federal excise tax per pack of 20 cigarettes increased to $1.01;

•	the federal tax rate for chewing tobacco increased $0.3083 per pound to $0.5033 per pound, and for snuff increased $0.925 per pound to $1.51 per pound;

•	the federal tax on small cigars, defined as those weighing three pounds or less per thousand, increased $48.502 per thousand to $50.33 per thousand; and

•	the federal tax rate for roll-your-own tobacco increased from $1.097 per pound to $24.78 per pound.
     RAI’s operating subsidiaries expect that these federal excise tax increases on cigarettes and other tobacco products will significantly and adversely impact sales volume. This event required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. See note 3 to condensed consolidated financial statements (unaudited) for information regarding trademark and goodwill impairment testing and the resulting trademark impairment charge.
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.07 per pack in South Carolina to $2.75 per pack in New York. As of March 31, 2009, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.018, an increase compared to the 12-month rolling average of $1.00 as of December 31, 2008. As of March 31, 2009, two states, Arkansas and Kentucky, have passed cigarette excise tax increases since January 1, 2009, and a number of other states are considering an increase in their cigarette excise taxes for 2009. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Cigars are generally taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 75% in Alaska and Washington. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.
     Forty-nine states also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, considered one during its 2008 legislative session. As of March 31, 2009, 35 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. As of March 31, 2009, two states, Nebraska and Wyoming, have passed legislation since January 1, 2009, that changed their tax on moist snuff from an ad valorem tax to a weight-based tax, and legislation to convert from an ad valorem to a weight-based tax is expected to be introduced in several other states in 2009. Additionally, as of March 31, 2009, two states, Arkansas and Kentucky, passed tax increases on other tobacco products, and a number of other states are considering an increase in their taxes on other tobacco products for 2009.
     On October 25, 2006, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, referred to as the TTB, issued a Notice of Proposed Rulemaking, proposing changes to the regulations that govern the classification and labeling of cigars and cigarettes for federal excise tax purposes. The TTB still is considering written comments that were received prior to the March 26, 2007, deadline. Both the CAPTAIN BLACK and WINCHESTER little cigar brands manufactured by Lane, which are classified and sold as “little cigars,” would be re-classified as “cigarettes” under these proposed regulations. It is not possible to fully assess and quantify the negative impact of the proposed regulations, if adopted, on the little cigar products of Lane; however, if little cigars are classified as cigarettes for federal excise tax purposes, it is possible that the states would take the position that MSA obligations also apply to these products.
     A bill that would grant the FDA authority to regulate tobacco products was introduced in Congress in March 2009. On April 2, 2009, the U.S. House of Representatives passed the bill by a vote of 298-112. The U.S. Senate has not yet scheduled any action on the issue.

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
     In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in New York State comply with this standard. As of March 31, 2009, 40 states in addition to New York, as well as Washington, D.C., had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. Similar legislation is being considered in a number of other states and Washington, D.C. Consistent with these state legislative trends and its effort to increase productivity and reduce complexity, on October 25, 2007, RJR Tobacco announced its plans to voluntarily convert all its brands to fire standards compliant paper by the end of 2009. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.
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
Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited).

Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and Conwood, see “— Other Contingencies” in note 10 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing taxation and regulation of tobacco products, including the recent federal excise tax increases, and the possible regulation of tobacco products by the FDA;

•	the possibility of further restrictions or bans on the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and of RJR Tobacco’s smokeless tobacco products) under the MSA;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace, and further industry consolidations;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets, including bankruptcy of lenders participating in the credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
     Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases and foreign operations denominated in euros, British pounds, Swiss francs, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.

     The table below provides information about RAI’s financial instruments, as of March 31, 2009, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
Investments:
Variable Rate	$3,126	$24	—	—	—	$39	$3,189	$3,189
Average Interest Rate	0.2%	1.1%	—	—	—	2.5%	0.2%	—
Fixed-Rate	—	—	—	—	—	$4	$4	$4
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$200	$300	—	$450	$685	$2,375	$4,010	$3,621
Average Interest Rate(2)	7.9%	6.5%	—	7.3%	7.4%	7.3%	7.3%	—
Variable Rate	—	—	$400	—	—	—	$400	$350
Average Interest Rate(2)	—	—	2.0%	—	—	—	2.0%	—
Swaps — Fixed to Floating:
Notional Amount(3)	—	—	—	$350	—	$1,150	$1,500	$258
Average Variable Interest Pay Rate(2)	—	—	—	3.3%	—	2.1%	2.4%	—
Average Fixed Interest Receive Rate(2)	—	—	—	7.3%	—	7.1%	7.1%	—
Swaps — Floating to Fixed:
Notional Amount(4)	—	—	—	$350	—	$1,150	$1,500	$(16)
Average Variable Interest Receive Rate(2)	—	—	—	3.3%	—	2.1%	2.4%	—
Average Fixed Interest Pay Rate(2)	—	—	—	3.8%	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of March 31, 2009, RAI had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.

(4)	As of March 31, 2009, RAI had swapped $1.5 billion of variable rate debt to fixed-rate debt. See note 9 to condensed consolidated financial statements (unaudited) for additional information.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the three months ended March 31, 2009, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	In the first quarter of 2009, the companies collectively referred to as the Conwood companies and Lane, implemented an SAP enterprise business system. The implementation involved changes in systems and accordingly, have required changes to internal controls. RAI’s management has reviewed the controls affected by the implementation and made appropriate changes to internal controls as a part of the implementation. RAI’s management believes that the controls, as modified, are appropriate and functioning effectively as of the end of the period covered by this report.
PART II-Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its credit facility and the guarantees of the credit facility, interest rate swaps and notes will not impair its payment of quarterly dividends.
     The following table summarizes RAI’s purchases of its common stock during the first quarter of 2009:

			Total Number of	Approximate Dollar
			Shares purchased	Value that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid Per Share	or Programs	or Programs (2)
January 1, 2009 to January 31, 2009	3,116	$38.18	—	$143
February 1, 2009 to February 28, 2009	6,463	33.58	—	$143
March 1, 2009 to March 31, 2009	135,345	32.97	—	$143

First Quarter Total	144,924	$33.11	—	$143

(1)	RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.

(2)	On April 29, 2008, the board of directors of RAI authorized the repurchase, on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock. RAI repurchased $207 million of its common stock pursuant to the foregoing share repurchase program.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Joinder Agreement to Sixth Amended and Restated Subsidiary Guaranty, dated as of January 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent, and RAI Services Company (incorporated by reference to Exhibit 10.4 to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.2	Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.59 to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.3	Amendment No. 1 to the Reynolds American Inc. Annual Incentive Award Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated February 9, 2009).

10.4	Reynolds American Inc. Executive Severance Plan, as amended and restated effective February 1, 2009 (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated February 9, 2009).

10.5	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6	Form of Performance Share Agreement (three-year vesting), dated March 2, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated March 2, 2009).

10.7	Form of Performance Unit Agreement (one-year vesting), dated February 3, 2009, between Reynolds American Inc. and the grantee named therein.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: May 1, 2009	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer