Form 10-Q
period 2009-06-30
REYNOLDS AMERICAN INC
filed 2009-07-31
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,358,325 shares of common stock, par value $.0001 per share, as of July 10, 2009

Part I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales(1)	$2,140	$2,230	$3,972	$4,174
Net sales, related party	110	109	199	222

Net sales	2,250	2,339	4,171	4,396
Costs and expenses:
Cost of products sold(1)(2)(3)	1,201	1,305	2,199	2,469
Selling, general and administrative expenses	393	391	758	773
Amortization expense	7	6	15	11
Trademark impairment charge	—	—	453	—

Operating income	649	637	746	1,143
Interest and debt expense	64	68	130	140
Interest income	(5)	(13)	(10)	(35)
Gain on termination of joint venture	—	—	—	(328)
Other (income) expense, net	(12)	2	7	(10)

Income before income taxes	602	580	619	1,376
Provision for income taxes	225	216	234	507

Net income	$377	$364	$385	$869

Basic income per share:
Net income	$1.29	$1.24	$1.32	$2.95

Diluted income per share:
Net income	$1.29	$1.23	$1.32	$2.94

Dividends declared per share	$0.85	$0.85	$1.70	$1.70

(1)	Excludes excise taxes of $1,247 million and $500 million for the three months ended June 30, 2009 and 2008, respectively, and $1,657 million and $937 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes Master Settlement Agreement, referred to as MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, expense of $696 million and $730 million for the three months ended June 30, 2009 and 2008, respectively, and $1,274 million and $1,384 million for the six months ended June 30, 2009 and 2008, respectively.

(3)	Includes federal tobacco quota buyout expenses of $66 million and $64 million for the three months ended June 30, 2009 and 2008, respectively, and $118 million and $127 million for the six months ended June 30, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Cash flows from (used in) operating activities:
Net income	$385	$869
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	74	70
Gain on termination of joint venture	—	(328)
Restructuring charges, net of cash payments	(19)	(2)
Trademark impairment charge	453	—
Deferred income tax expense	(220)	140
Tobacco settlement accruals	(527)	(940)
Other, net	145	(110)

Net cash flows from (used in) operating activities	291	(301)

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	17	211
Capital expenditures	(48)	(70)
Proceeds from termination of joint venture	24	164
Other, net	14	34

Net cash flows from investing activities	7	339

Cash flows from (used in) financing activities:
Dividends paid on common stock	(495)	(502)
Repurchase of common stock	(5)	(118)
Repayment of long-term debt	(200)	—
Excess tax benefit from stock-based compensation	1	2
Other, net	1	1

Net cash flows used in financing activities	(698)	(617)

Effect of exchange rate changes on cash and cash equivalents	2	—

Net change in cash and cash equivalents	(398)	(579)
Cash and cash equivalents at beginning of period	2,578	2,215

Cash and cash equivalents at end of period	$2,180	$1,636

Income taxes paid, net of refunds	$437	$417
Interest paid	$127	$138
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,180	$2,578
Short-term investments	6	23
Accounts receivable, net of allowance (2009 — $1; 2008 — $1)	95	84
Accounts receivable, related party	63	91
Notes receivable	31	35
Other receivables	15	37
Inventories	1,118	1,170
Deferred income taxes, net	874	838
Prepaid expenses and other	328	163

Total current assets	4,710	5,019
Property, plant and equipment, net of accumulated depreciation (2009 — $1,559; 2008 — $1,549)	999	1,031
Trademarks and other intangible assets, net of accumulated amortization (2009 — $634; 2008 — $619)	2,802	3,270
Goodwill	8,174	8,174
Other assets and deferred charges	572	660

	$17,257	$18,154

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$112	$206
Tobacco settlement accruals	1,790	2,321
Due to related party	3	3
Deferred revenue, related party	24	50
Current maturities of long-term debt	—	200
Other current liabilities	1,434	1,143

Total current liabilities	3,363	3,923
Long-term debt (less current maturities)	4,452	4,486
Deferred income taxes, net	137	282
Long-term retirement benefits (less current portion)	2,732	2,836
Other noncurrent liabilities	375	390
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2009 — 291,358,325; 2008 — 291,450,762)	—	—
Paid-in capital	8,482	8,463
Accumulated deficit	(643)	(531)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2009 — $(1,575) and 2008 — $(1,643), net of tax)	(1,641)	(1,695)

Total shareholders’ equity	6,198	6,237

	$17,257	$18,154

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
     RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, with R. J. Reynolds Tobacco Company on July 30, 2004.
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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months				For The Six Months
	Ended June 30,				Ended June 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$8	$8	$1	$1	$16	$18	$2	$2
Interest cost	81	79	19	22	159	159	40	45
Expected return on plan assets	(86)	(112)	(4)	(7)	(169)	(225)	(10)	(13)
Amortization of prior service cost (credit)	1	4	(6)	3	2	9	(12)	8
Amortization of net loss (income)	26	3	2	(2)	50	3	7	(5)

Total benefit cost (income)	$30	$(18)	$12	$17	$58	$(36)	$27	$37

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute a minimum of $50 million to its pension plans in 2009. As of June 30, 2009, RAI expected to contribute $60 million to its pension plans in 2009, of which $54 million was contributed during the first six months of 2009.
Subsequent Events
     RAI has evaluated events that occurred subsequent to June 30, 2009, through the financial statement issue date of July 31, 2009, and determined that there were no recordable or reportable subsequent events.
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
     Effective January 1, 2009, RAI adopted Financial Accounting Standards Board, referred to as FASB, Staff Position, referred to as FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. As a result, unvested restricted shares outstanding under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP, are included in basic EPS calculations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
All prior-period earnings per share have been adjusted retrospectively to conform to the provisions of this FSP, which slightly reduced basic net income per share for the second quarter and six months of 2008.
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
     Effective June 30, 2009, RAI adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP No. FAS 157-4 did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP No. FAS 115-2 and FAS 124-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will have no impact on RAI’s consolidated results of operations, cash flows or financial position.
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
     Financial assets carried at fair value on a recurring basis as of June 30, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$2,111	$—	$6	$2,117
Auction rate securities — corporate credit risk	—	—	25	25
Auction rate securities — financial insurance companies	—	—	18	18
Mortgage-backed security	—	—	14	14
Assets held in grantor trusts	14	—	—	14
Interest rate swaps — fixed to floating rate	—	180	—	180
Interest rate swaps — floating to fixed rate	—	61	—	61
     The fair value of the interest rate swaps, classified as a Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads. See note 9 for additional information on interest rate swaps.
     The fair value of the money market funds, classified as a Level 3, utilized an income approach model and was based upon expected future cash flows from accumulated cash in the fund and future maturities of the remaining securities held in the fund. During the first six months of 2009, redemptions of $4 million were received from the Reserve Fund-Primary Fund and redemptions of $13 million were received from the Reserve Fund-International Liquidity Fund. No current valuations had been issued by either fund, and RAI was unable to identify a similar fund that carried identical holdings. As a result, the observable transactions and pricing were not current. The funds did issue a detailed listing of the securities that were held and not matured, as well as their face value and maturity date. This observable data, along with unobservable factors such as assumptions about fund liquidation of accumulated cash and the collectability of the outstanding underlying securities were used to determine the fair value of the funds as of June 30, 2009.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The changes in financial assets classified as Level 3 investments as of June 30, 2009, were as follows:

			Mortgage-Backed Security
	Money Market Funds			Gross
		Estimated		Unrealized	Estimated
	Cost	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2009	$23	$23	$37	$(16)	$21
Unrealized losses	—	—	—	(4)	(4)
Settlements	(17)	(17)	(3)	—	(3)

Balance as of June 30, 2009	$6	$6	$34	$(20)	$14

	Auction Rate Securities —			Auction Rate Securities —
	Corporate Credit Risk			Financial Insurance Companies
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	(Loss) Gain	Fair Value
Balance as of January 1, 2009	$95	$(51)	$44	$17	$(2)	$15
Unrealized (losses) gains	—	(19)	(19)	—	3	3

Balance as of June 30, 2009	$95	$(70)	$25	$17	$1	$18

     On January 1, 2009, RAI adopted SFAS No. 157 for nonfinancial assets and liabilities after electing, in 2008, to defer the effective date of SFAS No. 157 based on FSP No. 157-2, “Effective Date of FASB Statement No. 157.”
     The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks, for which impairment during the first quarter of 2009 reduced their book value to fair value. The fair value determination utilized an income approach model and was based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors such as royalty rate, projected revenues and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium. See note 3 for additional information with respect to the event during the first quarter of 2009 that required impairment testing of trademarks and the assumptions used therefor, as well as the consolidated amount of trademarks as of June 30, 2009.
     The fair value of nonfinancial assets was not measured as of June 30, 2009. Nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Trademarks	$ —	$ —	$875	$875	$(453)
Note 3 — Intangible Assets
     The carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated
Trademarks	$1,653	$1,222	$155	$3,030
Other intangibles	55	—	48	103

Balance as of December 31, 2008	$1,708	$1,222	$203	$3,133

Trademarks	$1,277	$1,152	$155	$2,584
Other intangibles	99	—	4	103

Balance as of June 30, 2009	$1,376	$1,152	$159	$2,687

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
     During the first quarter of 2009, President Obama signed into law an increase of $0.62 in the federal excise tax per pack of cigarettes as well as significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. The tax increases were effective April 1, 2009.
     The increase in federal excise tax was expected to adversely impact the net sales of RAI’s operating subsidiaries. This event was considered a triggering event and required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. As a result of this testing, RJR Tobacco recorded a trademark impairment charge of $377 million, and Conwood recorded a trademark impairment charge of $76 million in the first quarter of 2009. These charges were based on the excess of certain brands’ carrying values over their estimated fair values. The analysis of the fair value of trademarks in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the 10.50% discount rate applied to those estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.
     The trademark impairment charge is reflected as a decrease in the carrying value of the trademarks in the condensed consolidated balance sheet (unaudited) as of June 30, 2009, as a trademark impairment charge in the condensed consolidated statement of income (unaudited) for the six months ended June 30, 2009, and had no impact on cash flows.
     Details of finite-lived intangible assets subject to amortization as of June 30, 2009, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$74	$77
Trademarks	95	57	38

	$246	$131	$115

     Pre-tax amortization expense for intangible assets was $7 million and $6 million for the three months ended June 30, 2009 and 2008, respectively, and $15 million and $11 million for the six months ended June 30, 2009 and 2008, respectively. The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2009	$13
2010	26
2011	23
2012	20
2013	16
Thereafter	17

$115

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Under existing benefit plans, $83 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $90 million in 2008. Of this charge, $81 million was recorded in the RJR Tobacco segment. Of the cash portion of the charge, $23 million was paid as of June 30, 2009. Accordingly, in the condensed consolidated balance sheet (unaudited) as of June 30, 2009, $41 million was included in other current liabilities, and $19 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2010.
     The component of the restructuring charge accrued and utilized was as follows:

Employee
Severance
and Benefits
Original accrual	$91
Utilized in 2008	(12)
Adjusted in 2008	(1)

Balance as of December 31, 2008	78
Utilized in 2009	(18)

Balance as of June 30, 2009	$60

Note 5 — Income Per Share
     On January 1, 2009, RAI adopted FSP No. EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Unvested restricted shares awarded under the 2007 and 2008 LTIP grants have been determined to be participating securities as defined by FSP No. EITF 03-6-1 because they have non-forfeitable dividend rights equivalent to common shares. Accordingly, these restricted shares are included in the basic EPS calculation for the second quarter and first six months of 2009 and retrospectively in the basic EPS calculation for the second quarter and first six months of 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$377	$364	$385	$869

Basic weighted average shares, in thousands	291,344	294,664	291,384	294,881
Effect of dilutive potential shares:
Options	137	205	140	218
Stock units	218	—	128	—

Diluted weighted average shares, in thousands	291,699	294,869	291,652	295,099

Note 6 — Investments
     Short-term investments classified as available-for-sale were as follows:

	June 30, 2009			December 31, 2008
					Gross
			Estimated		Realized		Estimated
	Cost	Redemptions	Fair Value	Cost	Loss	Redemptions	Fair Value
Reserve Fund — Primary Fund	$7	$(4)	$3	$37	$(1)	$(29)	$7
Reserve Fund — International Liquidity Fund	16	(13)	3	17	(1)	—	16

	$23	$(17)	$6	$54	$(2)	$(29)	$23

     In May 2009, the SEC filed fraud charges against several entities and individuals who operate the Reserve Fund-Primary Fund for failing to provide key material facts to investors and trustees about the fund’s vulnerability as Lehman Brothers Holdings, Inc. sought bankruptcy protection. In bringing the enforcement action, the SEC also seeks to expedite the distribution of the fund’s remaining assets to investors. RAI has the intent and the ability to hold the investments in the Reserve Funds until distribution or maturity.
     Long-term investments classified as available-for-sale were as follows:

	June 30, 2009				December 31, 2008
			Gross			Gross	Gross
			Unrealized	Estimated		Realized	Unrealized	Estimated
	Cost	Redemptions	(Loss) Gain	Fair Value	Cost	Loss	Loss	Fair Value
Auction rate securities — corporate credit risk	$95	$—	$(70)	$25	$95	$—	$(51)	$44
Auction rate securities — financial insurance companies	17	—	1	18	50	(33)	(2)	15
Mortgage-backed security	37	(3)	(20)	14	37	—	(16)	21

	$149	$(3)	$(89)	$57	$182	$(33)	$(69)	$80

     RAI has five investments in auction rate securities linked to corporate credit risk, four investments in auction rate securities related to financial insurance companies and one investment in a mortgage-backed security. These securities were included in other assets and deferred charges in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2009. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found. The mortgage-backed security matures in March 2010. RAI is in the process of evaluating its alternatives surrounding extending this investment beyond 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss in accordance with SFAS No. 115, FSP No. FAS 115-1 and FAS 124-1, FSP No. EITF 99-20-1 and FSP No. FAS 115-2 and FAS 124-2 to determine the classification of the impairment as temporary or other-than-temporary. RAI adopted the provisions of FSP No. FAS 115-2 and FAS 124-2 as of June 30, 2009. As such, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in other comprehensive income for those securities in which RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery.
     In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary impairment, RAI evaluated each type of long-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. Additionally, RAI evaluated any credit loss within the fair market valuation by comparing the net amortized cost of the securities to the discounted present value of anticipated future cash flows.
     RAI determined the change in the fair value of the investments in the auction rate securities linked to corporate credit risk was temporary as of June 30, 2009, primarily based on estimated cash flows of the investments, present and expected defaults of the underlying collateral and RAI’s ability and intent to hold such investments. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of the securities is related to present market conditions and that the investments will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable these securities will eventually recover, and RAI has no intention of, and does not believe there will be a requirement for, selling these securities in the foreseeable future.
     In 2008, three of the four investments in auction rate securities related to financial insurance companies were other-than-temporarily impaired. During the first half of 2009, the fair value of those investments increased, generating an unrealized gain. The decline in the fair value of the remaining investment has been determined by RAI to be temporary as of June 30, 2009, primarily based on estimated cash flows of this security, near-term prospects and financial condition of the issuer and RAI’s ability and intent to hold such investments. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of this security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable this security will eventually recover, and RAI has no intention of, and does not believe there will be a requirement for, selling any of these securities in the foreseeable future.
     RAI determined the change in the fair value of the investment of the mortgage-backed security, classified above sub-prime at inception, was also temporary as of June 30, 2009, primarily based on estimated cash flows of the security and the underlying collateral of the security. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of the mortgage-backed security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions surrounding the housing markets improve. RAI believes it is probable this security will recover as the lowering of interest rates and the assistance of government-related funds will result in refinancing opportunities. In addition, during the first half of 2009, RAI received $3 million in principal payments on the mortgage-backed security. RAI has no intention of, and does not believe there will be a requirement for, selling this security in the foreseeable future and has the ability to allow financial markets to recover and ultimately realize the value of this investment.
     The net unrealized losses of $20 million for the six months ended June 30, 2009, on the previously mentioned long-term investments were included in accumulated other comprehensive loss in the condensed consolidated balance sheet (unaudited) as of June 30, 2009. Such unrealized losses did not reduce net income for the three months or six months ended June 30, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7 — Inventories
     The major components of inventories were as follows:

	June 30, 2009	December 31, 2008
Leaf tobacco	$880	$993
Other raw materials	70	60
Work in process	65	58
Finished products	190	145
Other	41	26

Total	1,246	1,282
Less LIFO allowance	128	112

	$1,118	$1,170

     RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2009, as interim periods represent an estimate of the expected annual valuation.
Note 8 — Income Taxes
     The provision for income taxes in the second quarter of 2009 was $225 million, or an effective rate of 37.4%, compared with $216 million, or an effective rate of 37.2%, in the second quarter of 2008. The provision for income taxes in the first six months of 2009 was $234 million, or an effective rate of 37.8%, compared with $507 million, or an effective rate of 36.8%, in the first six months of 2008. The effective tax rate for the first six months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective rate for the first six months of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain other nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.
     The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $164 million and $159 million at June 30, 2009 and December 31, 2008, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at June 30, 2009 and December 31, 2008, was $53 million and $50 million, respectively. The gross amount of penalties accrued was $12 million at June 30, 2009 and December 31, 2008.
     Gross increases in unrecognized tax benefits related to tax positions were $3 million for the six months ended June 30, 2009, attributable to current year tax positions.
     Gross decreases in unrecognized tax benefits were $1 million for the six months ended June 30, 2009, attributable to prior-year tax positions.
     As of June 30, 2009, $58 million of unrecognized tax benefits and $45 million of interest and penalties, if recognized, would affect the effective tax rate.
     Included in the provision for income taxes for the three months and six months ended June 30, 2009, was $2 million and $4 million of additional tax expense, including $1 million and $3 million of interest expense, net of federal benefit, and penalties associated with unrecognized tax benefits, respectively. Comparable amounts for the three and six months ended June 30, 2008, were $1 million and $9 million of additional tax expense, including $1 million and $2 million of interest expense, net of federal benefit, and penalties, respectively.
     RAI and its subsidiaries may be subject to income taxes in the United States, certain foreign jurisdictions and multiple state jurisdictions. A number of years may elapse before a particular matter, for which RAI has established

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note 9 — Financial Instruments
Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes was $4.1 billion and $3.5 billion with an effective average annual interest rate of 5.49% and 5.67%, as of June 30, 2009 and December 31, 2008, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.
     Interest rate swaps existed on the following principal amounts of debt:

	Fixed to Floating Rate	Floating to Fixed Rate	Fixed to Floating Rate
	June 30, 2009	June 30, 2009	December 31, 2008
RJR 7.25% notes, due 2012	$44	$44	$57

Total swapped RJR debt	44	44	57

RAI 7.25% notes, due 2012	306	306	393
RAI 7.625% notes, due 2016	450	450	450
RAI 6.75% notes, due 2017	700	700	700

Total swapped RAI debt	1,456	1,456	1,543

Total notional amount	$1,500	$1,500	$1,600

     Historically, the interest rate swap agreements were derivative instruments that qualified for hedge accounting under SFAS No. 133. RAI and RJR assess at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value of the hedged item. Ineffectiveness results when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to derivative instruments during 2009 or 2008. As detailed below, at June 30, 2009, RAI and RJR had no derivative instruments designated as hedges.
     On January 6, 2009, the fair value of RAI’s and RJR’s fixed to floating interest rate swaps, designated as hedges, was $258 million. RAI and RJR locked in the value of these swaps by entering into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset. The

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
future cash flows, established as a result of entering into the January 6, 2009, floating to fixed interest rate swaps, total $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the floating to fixed interest rate swap agreements on January 6, 2009, which were not designated as hedging instruments, RAI and RJR removed the designation of fair value hedge from the fixed to floating interest rate swaps.
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
     As of June 30, 2009, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed

Receive	7.1% fixed	Floating based on one and six month LIBOR

Weighted average maturity	6.48 years	6.48 years
     Interest rate swaps are presented in the condensed consolidated balance sheets at fair value as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Designated as hedging instrument:
Other assets and deferred charges	$—	$287
Long-term debt (less current maturities)	—	(287)
Not designated as hedging instrument:
Other assets and deferred charges	241	—
Long-term debt (less current maturities)	(252)	—
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Interest and debt expense	$(12)	$(11)	$(24)	$(20)
Other (income) expense, net	(12)	—	4	—
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 10 — Commitments and Contingencies
     Tobacco Litigation — General
Introduction
     Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI and RJR, or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
indemnitees, including B&W. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by the Conwood companies. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by the Conwood companies are discussed separately under the heading "— Smokeless Tobacco Litigation” below.
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of the first six months of 2009 and 2008 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of June 30, 2009. However, as of June 30, 2009, RJR Tobacco had an accrual for $2 million related to non-smoking and health litigation, and RJR, and its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in 1999 in connection with certain non-smoking indemnification claims asserted by JTI relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and "— Other Contingencies” below.
     Generally, RJR Tobacco and its affiliates and indemnitees have not settled, and currently RJR Tobacco and its affiliates do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims.
     The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:
•	the State Settlement Agreements and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits.”
     The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements.”
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
     The pending U.S. Department of Justice case brought against various industry members, including RJR Tobacco and B&W, discussed below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases,” also can be distinguished from the circumstances surrounding the State Settlement Agreements. Under its Medical Care Recovery Act and Medicare Secondary Payer Act claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. These claims were dismissed, and the only claim remaining in the case involves alleged violations of civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO. A comprehensive discussion of this case is set forth below under “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases.”
     As with claims that were resolved by the State Settlement Agreements, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Class-Action Suits,” was settled in the middle of trial during negotiations concerning a possible nation-wide settlement of claims similar to those underlying the State Settlement Agreements.
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
     Finally, as discussed under “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite valid legal defenses, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involve alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.
     The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of June 30, 2009.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     During the second quarter of 2009, 17 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2009, there were 4,152 cases, including 687 individual smoker cases pending in West Virginia state court as a consolidated action and 3,270 Engle Progeny Cases, involving approximately 8,778 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 3,132 total cases on June 30, 2008, pending in the United States against RJR Tobacco or its affiliates or indemnitees.
     As of July 10, 2009, 224 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 219 in the United States; one in Puerto Rico; three in Canada; and one in Israel. Of the 219 total U.S. cases, 28 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,617 Broin II or the 3,276 Engle Progeny Cases, as discussed below, pending as of July 10, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of July 10, 2009, exclusive of the Broin II and Engle Progeny Cases:

	Number of
State	U.S. Cases
Maryland	27
Florida	24
New York	23
Missouri	21
Louisiana	17
California	12
Mississippi	8
Illinois	8
West Virginia	6	*
Georgia	5
Connecticut	4
Pennsylvania	4
Alabama	4
Ohio	3
District of Columbia	3
Kentucky	2
Delaware	2
Washington	2
Kansas	2
Minnesota	2
New Mexico	2
North Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
New Jersey	2
Arkansas	2
Maine	1
Arizona	1
Michigan	1
Oregon	1
South Carolina	1
Alaska	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1
Texas	1

Total	219	**

*	Includes as one case the 687 cases pending as a consolidated action In re: Tobacco Litigation Individual Personal Injury Cases, described below.

**	Of the 219 pending U.S. cases, 30 are pending in federal court, 188 in state court and 1 in tribal court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of July 10, 2009, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of April 9, 2009, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the SEC on May 1, 2009, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	April 9, 2009	Page
Case Type	of July 10, 2009	Increase/(Decrease)	Reference
Individual Smoking and Health	122	9	28
West Virginia IPIC (Number of Plaintiffs)*	1 (687)	No Change	30
Engle Progeny (Number of Plaintiffs)**	3,276 (8,779)	10	30
Broin II	2,617	(3)	31
Class-Action	18	3	31
Health-Care Cost Recovery	4	No Change	38
State Settlement Agreements-Enforcement and Validity	59	1	41
Antitrust	2	No Change	44
Other Litigation and Developments	13	2	45

*	The West Virginia Individual Personal Injury Cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.
     Four cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., the federal RICO case brought by the U.S. Department of Justice, and the federal lights class action, Schwab [McLaughlin] v. Philip Morris USA, Inc.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of July 10, 2009, RJR Tobacco had been served in 3,276 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,779 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of July 10, 2009, RJR Tobacco was aware of 28 additional cases that have been filed but not served (with 307 plaintiffs).
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeals upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. Oral argument is scheduled for September 1, 2009.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco company defendants and remanded to the trial court for further proceedings.
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
     In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states, Washington, D.C. and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. These State Settlement Agreements:
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
     Payments under State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relevant market share and inflation. See “— Health-Care Cost Recovery Cases — State Settlement Agreements” below for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2009 compared to recent years. The following table lists the non-Engle Progeny tobacco-related trials scheduled, as of July 10, 2009, for RJR Tobacco or its affiliates and indemnitees through June 30, 2010. There are 59 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through June 30, 2010, but it is not known how many of these cases will actually be tried.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
July 27, 2009	Smith v. Brown and Williamson Tobacco Corp.	B&W	Circuit Court
	[Individual]		Jackson County
(Independence, MO)

August 5, 2009	Coley v. 3M Company.	RJR Tobacco	Superior Court
	[Other]		New Castle County
(Wilmington, DE)

October 19, 2009	Bell v. Brown & Williamson Tobacco Corp.	RJR Tobacco, B&W	Circuit Court
	[Individual]		Jackson County
(Kansas City, MO)

November 17, 2009	Grisham v. Philip Morris Inc.	B&W	U.S. District Court
	[Individual]		Central District
(Los Angeles, CA)

November 30, 2009	Williams v. Brown and Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis
(St. Louis, MO)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
January 12, 2010	Watson v. National Service Industries, Inc.	B&W	Circuit Court
	[Other]		Jefferson County
(Louisville, KY)

February 1, 2010	In Re: Tobacco Litigation — IPIC v. R. J.	RJR Tobacco, B&W	Circuit Court
	Reynolds Tobacco Co.		Kanawha County
	[Individual]		(Charleston, WV)

March 5, 2010	Izzarelli v. R. J. Reynolds Tobacco Co.	RJR Tobacco	U.S. District Court
	[Individual]		District of Connecticut
(Bridgeport, CT)

May 3, 2010	Minor v. R. J. Reynolds Tobacco Co.	RJR Tobacco, B&W	U.S. District Court
	[Individual]		Southern District
Western Division
(Natchez, MS)

May 18, 2010	Power v. John Crane-Houdaille, Inc.	RJR Tobacco, B&W	Circuit Court
	[Individual]		Baltimore City
(Baltimore, MD)

June 7, 2010	City of St. Louis v. American Tobacco Company [Health Care Reimbursement]	RJR Tobacco, B&W	Circuit Court City of St. Louis
(St. Louis, MO)
     Trial Results. From January 1, 1999 through July 10, 2009, 59 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 39 cases, including four mistrials, tried in Florida (13), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through July 10, 2009, 26 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants were tried. Verdicts were returned in favor of the defendants in 15 cases, including two mistrials, tried in Florida (7), California (3), New Hampshire (1), New York (1), Pennsylvania (1), Rhode Island (1) and Tennessee (1). Verdicts in favor of the plaintiffs were returned in 11 cases tried in California (4), Florida (4), Oregon (2) and Illinois (1).
     Four smoking and health or health-care cost recovery cases in which RJR Tobacco was a defendant were tried in the second quarter of 2009:
•	In Sherman v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on May 5, 2009.

•	In Brown v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on May 20, 2009.

•	In Martin v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on May 29, 2009.

•	In Kaplan v. R. J. Reynolds Tobacco Co., jury prequalification began on May 27, 2009. However, on June 1, 2009, the judge declared a mistrial.
For a detailed description of these cases, see “— Engle Progeny Cases” below.
     The following chart reflects the verdicts in the smoking and health cases that have been tried and remain pending as of July 10, 2009, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Miami-Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion was assigned to RJR Tobacco and B&W, respectively.	See “— Class-Action Suits — Engle Case” below.

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	See “— Engle Progeny Cases” below.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

March 18, 2005	Rose v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, New York County (Manhattan, NY)	RJR Tobacco found not liable; $3.42 million in compensatory damages against B&W and Philip Morris, of which $1.71 million was assigned to B&W; $17 million in punitive damages against Philip Morris only.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases - Department of Justice Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 2, 2007	Whiteley v. R. J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	See “— Individual Smoking and Health Cases” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.5 million in actual damages, 50% of fault assigned to RJR Tobacco which reduced the award to $775,000. No punitive damages awarded.	See “— Engle Progeny Cases” below.

May 20, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in actual damages; 50% of fault assigned to RJR Tobacco which reduced the award to $600,000. No punitive damages awarded.	See “— Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Pensacola, FL)	RJR Tobacco 66% at fault; $5 million in actual damages, $25 million in punitive damages	See “— Engle Progeny Cases” below.
Individual Smoking and Health Cases
     As of July 10, 2009, 122 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC Cases discussed below. A total of 120 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2009 to June 30, 2009, or remained on appeal as of June 30, 2009.
     In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris, in May 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco has appealed. Oral argument is scheduled for August 10, 2009. RJR Tobacco deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal.

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
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. On December 16, 2008, the New York Court of Appeals affirmed the order. The plaintiff filed a petition for writ of certiorari to the U.S. Supreme Court on June 24, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
West Virginia IPIC
     In West Virginia, there were as of July 10, 2009, 729 cases (of which 687 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial is scheduled to begin February 1, 2010.
Engle Progeny Cases
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of July 10, 2009, RJR Tobacco had been served in 3,276 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,779 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery, and several are expected to be tried in 2009. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.
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
     On March 24, 2009, in Gelep v. R. J. Reynolds Tobacco Co., a case filed in October 1998 in Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the defendants. The plaintiff, Mary Gelep, alleged that use of the defendants’ products caused Mr. Gelep to develop lung cancer, kidney cancer and other smoking related conditions and/or diseases which resulted in his death. The plaintiff was seeking an unspecified amount of actual and punitive damages. The plaintiff’s motion for new trial or, in the alternative, a motion for judgment notwithstanding the verdict was denied on April 30, 2009. On May 27, 2009, the plaintiff filed a notice of appeal to the Second District Court of Appeal.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On May 5, 2009, a jury returned a verdict in favor of the plaintiff in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida. The plaintiff, Melba Sherman, alleged that as a result of using the defendants’ products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded actual damages of $1.5 million and found the decedent to be 50% at fault. No punitive damages were awarded. On May 22, 2009, the court denied RJR Tobacco’s post-trial motions. The court entered final judgment in the amount of $775,000 on June 8, 2009, which represents 50% of the actual damages award. On June 18, 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal. RJR Tobacco posted a supersedeas bond in the amount of approximately $900,000 on June 23, 2009. On July 1, 2009, the plaintiff filed a notice of cross appeal of the final judgment.
     On May 20, 2009, a jury returned a verdict in favor of the plaintiff in Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 22, 2009, the jury returned a verdict that the decedent was 50% at fault for his injuries and awarded actual damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied on June 12, 2009. The same day, the court entered final judgment in the amount of $600,000, which represents 50% of the actual damages award. On July 2, 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal and posted a supersedeas bond in the amount of approximately $700,000.
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in actual damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilda Martin, sought an unspecified amount of actual and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. RJR Tobacco has filed various post-trial motions, including a motion for a new trial based on defects in the punitive damages phase, and alternatively, for remittitur of the punitive damages award. A decision is pending.
     In Kaplan v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, jury prequalification began on May 27, 2009. The plaintiff alleged that as a result of smoking the defendants’ cigarettes she suffers from chronic obstructive pulmonary disease and other alleged smoking-related medical conditions and diseases, which was caused by her addiction to cigarettes. The plaintiff is seeking an unspecified amount of actual and punitive damages. On June 1, 2009, the judge declared a mistrial. The case has been rescheduled for trial during the first quarter trial docket in 2010.
Broin II Cases
     As of July 10, 2009, there were 2,617 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under "— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
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
Class-Action Suits
     Overview. As of July 10, 2009, 18 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, New York, West Virginia, Georgia, Mississippi and Arkansas. All pending class-action cases are discussed below.
     The pending class-actions against RJR Tobacco or its affiliates or indemnitees include 10 cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri, New York, Mississippi and Arkansas and are discussed below under “— ‘Lights’ Cases.”
     Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions. These cases are discussed below under “— Health-Care Cost Recovery Cases.”
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under "— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.
     Medical Monitoring and Smoking Cessation Case. On November 5, 1998, in Scott v. American Tobacco Co., a case filed in May 1996 in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. On July 28, 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking.
     On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On September 29, 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million (the portions for RJR Tobacco and B&W) towards the bond. On February 7, 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest and struck eight of the 12 components of the smoking cessation program. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. The plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. On March 2, 2007, the defendants’ application for rehearing and clarification was denied. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied on January 7, 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied on June 10, 2008. On July 21, 2008, the trial court entered an amended judgment in the case. The court found that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.
     On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. Oral argument in the Louisiana Court of Appeals is scheduled for September 1, 2009.
     Peoples v. Reynolds American Inc., filed November 17, 2008 in the U.S. District Court for the Northern District of Georgia, is a purported RICO class action on behalf of Georgia smokers claiming that RAI, Altria and Lorillard, and/or their affiliates wrongfully influenced the federal government’s National Cancer Institute not to recommend

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
CT scans as a routine lung cancer screening test for smokers. Plaintiffs claim that the NCI’s failure to endorse the test leads insurers to deny reimbursement and persuades doctors not to order the tests as a result. The plaintiffs seek a variety of damages, including alleged contemplated damages under RICO, punitive damages, attorney’s fees, interest and costs. The defendants have moved to dismiss the case based on the plaintiffs’ failure to state a claim under RICO.
     Jackson v. R. J. Reynolds Tobacco Co., filed in May 2009, in the U.S. District Court for the Northern District of Georgia, is another purported RICO class action on behalf of Georgia smokers claiming that the major U.S. cigarette manufacturers, including RJR Tobacco, influenced the National Cancer Institute not to recommend CT scans as a routine lung cancer screening test for smokers. The plaintiffs seek a variety of damages, including alleged contemplated damages under RICO, punitive damages, attorney’s fees, interest and costs.
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
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of July 10, 2009, 3,276 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,779 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.
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
     Since the Florida Supreme Court’s July 6, 2006 opinion, five Engle Progeny Cases have proceeded to trial against RJR Tobacco or B&W. RJR Tobacco expects that other Engle Progeny Cases will proceed to trial against RJR Tobacco and/or B&W in 2009. For further information on Engle Progeny Cases, see “— Engle Progeny Cases” above.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeals affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. On May 18, 2009, the California Supreme Court issued an opinion reversing the decision issued by the trial court and affirmed by the California Court of Appeals that decertified the class to the extent that it was based upon the conclusion that all class members were required to demonstrate Proposition 64 standing, and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can demonstrate, standing. The defendants filed a petition for rehearing on June 2, 2009.
     “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (3), Missouri (2), Minnesota (2), New York (1), Arkansas (1) and Mississippi (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
     Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. On December 15, 2008, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
historic regulation of the industry. In light of this decision, it is likely that one or more of the stayed cases will become active in 2009.
     The seminal “lights” class-action case involved RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007. On December 18, 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment on February 4, 2009. On March 3, 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 4, 2009 order and remand to the circuit court. Briefing is underway.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment and remanded the case to the District Court. On February 27, 2008, RJR Tobacco’s motion to stay its January 3, 2008, petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc. was granted. On January 20, 2009, the Minnesota Supreme Court issued an order vacating the February 27, 2008, order that granted RJR Tobacco’s petition for review. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., the case is likely to become active in 2009.
     In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005, to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. On February 1, 2008, the court stayed the case until the completion of the appeal in Dahl v. R. J. Reynolds Tobacco Co. and Good v. Altria Group, Inc., and that stay has now been lifted. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery, and the parties are engaged in class certification discovery. A class certification hearing will likely be held in early 2010, following the completion of class certification briefing. This case is likely to remain active through 2009.
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. On July 11, 2006, the plaintiffs filed a motion for class certification. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. On March 13, 2009, the defendants filed a notice of removal to the U.S. District Court for the Northern District of Illinois. RJR Tobacco and B&W answered the amended complaint on March 31, 2009. The plaintiffs’ motion to remand was denied on May 4, 2009.
     In Mirick v. Philip Morris USA, Inc., a case filed in July 2009 in the U.S. District Court for the Southern District of Mississippi against PM USA, Altria, RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all Mississippi residents who from January 1, 2005, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “light” or “ultra-light.” The plaintiffs allege breach of express warranty, breach of implied warranties of merchantability, fraudulent concealment, negligence, gross negligence and unjust enrichment. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages, restitution, disgorgement of profits, establishment of a trust for reimbursement and the funding of a smoking cessation program, punitive damages, attorneys’ fees and costs. On July 21, 2009, the plaintiffs filed a first amended complaint in which RJR Tobacco and RAI were dropped as defendants.
     In Williams v. Philip Morris USA, Inc., a case filed in July 2009 in the U.S. District Court for the Eastern District of Arkansas against PM USA, Altria, RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all Arkansas residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “light” or “ultra-light.” The plaintiffs allege breach of express warranty, breach of implied warranty of merchantability, fraudulent concealment, negligence, gross negligence and unjust enrichment. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages, restitution, disgorgement of profits, establishment of a trust for reimbursement and the funding of a smoking cessation program, punitive damages, attorneys’ fees and costs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On April 17, 2009, plaintiffs in several pending “lights” cases filed a motion before the Federal Panel on Multi-District Litigation to transfer and consolidate 11 “lights” cases for pretrial proceedings. Among the cases sought to be consolidated were Schwab and Cleary, as well as nine additional cases currently pending against Philip Morris. Plaintiffs also requested that the actions all be transferred to Judge Jack Weinstein of the Eastern District of New York. A hearing on the motion is scheduled to occur on July 30, 2009.
     In the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.
     Other Class Actions. Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under "— Medical Monitoring and Smoking Cessation Cases.”
     In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multi-district litigation filed in In re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of July 10, 2009, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2007 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2013 and
	2007	2008	2009	2010	2011	2012	thereafter
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136	$136	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440	440	440	440
Texas Annual Payment	580	580	580	580	580	580	580
Minnesota Annual Payment	204	204	204	204	204	204	204
Remaining States’ Settlement:
Annual Payments (1)	7,004	8,004	8,004	8,004	8,004	8,004	8,004

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

											2013 and
	2007	2008	2009		2010		2011		2012		thereafter
Base Foundation Funding	25	25		—		—		—		—		—
Growers’ Trust (2)	500	500		295		295		—		—		—
Offset by federal tobacco buyout(2)	(500)	(500)		(295)		(295)		—		—		—

Total	$8,389	$9,389		$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,821	$2,703		—		—		—		—		—
Settlement cash payments	$2,616	$2,830		—		—		—		—		—
Projected settlement expenses			$	>2,400	$	>2,400	$	>2,300	$	>2,300	$	>2,200
Projected settlement cash payments			$	>2,200	$	>2,400	$	>2,300	$	>2,300	$	>2,300

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.
     The State Settlement Agreements also contain provisions restricting the marketing of tobacco products. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, apparel and other merchandise, outdoor and transit advertising, payments for product placement, free sampling and lobbying. Furthermore, the State Settlement Agreements required the dissolution of three industry-sponsored research and trade organizations.
     The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:
•	the issue of the extent of B&W’s control over tobacco operations was remanded for further fact finding and clarification;

•	the remedial order was vacated to the extent that it binds all defendants’ subsidiaries and was remanded to the lower court for determination as to whether inclusion of the subsidiaries and which subsidiaries satisfy Rule 65(d);

•	the court held that the provision found in paragraph four of the injunction, concerning the use of any express or implied health message or health descriptor for any cigarette brand, should not be read to govern overseas sales. The issue was remanded to the lower court with instructions to reformulate it so as to exempt foreign activities that have no substantial, direct, and foreseeable domestic effects; and

•	the remedial order was vacated regarding “point of sale” displays and remanded for the district court to evaluate and make due provisions for the rights of innocent persons, either by abandoning this part of the remedial order or re-crafting a new version reflecting the rights of third parties.
The defendants are scheduled to file their petitions for rehearing and/or rehearing en banc by July 31, 2009.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Native American Tribe Cases. As of July 10, 2009, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of July 10, 2009, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for June 7, 2010. On July 11, 2008, certain defendants, including RJR Tobacco and B&W, filed a motion for summary judgment based on the plaintiffs’ lack of proof linking the defendants’ allegedly wrongful conduct with the claimed damages. Oral argument occurred on November 24, 2008. A decision is pending. On March 2, 2009, the defendants filed a motion for partial summary judgment against plaintiff City of St. Louis. On March 27, 2009, certain defendants, including RJR Tobacco and B&W, filed a motion for summary judgment against IRHC Corp.
     Other Cases. On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim for lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs’ motion for reconsideration was denied on April 24, 2009. On May 20, 2009, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals.
State Settlement Agreements-Enforcement and Validity
     As of July 10, 2009, there were 59 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 11, 2008, General filed a second complaint, for declaratory relief under the MSA in the California Superior Court for the County of San Diego against the State of California and RJR Tobacco and other PMs under the MSA. General’s complaint seeks a declaration that a proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nations” provision or require that the settling states agree to make similar payment relief available to other PMs. RJR Tobacco filed an answer to the complaint on February 17, 2009. On March 9, 2009, RJR Tobacco and certain other PMs filed a motion for summary judgment or, in the alternative, for summary adjudication. On March 17, 2009, a group of subsequent participating manufacturers, referred to as SPMs, filed a similar motion. The SPMs’ motion was granted on July 20, 2009. RJR Tobacco’s and certain other PMs’ motion for summary judgment was granted on July 21, 2009.
     In December 2007, nine states (California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington) sued RJR Tobacco claiming that an advertisement published in Rolling Stone magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. In addition, three states (Connecticut, New York and Maryland) also claimed that a direct mail piece distributed by RJR Tobacco violated the MSA prohibition against distributing utilitarian items bearing a tobacco brand name. Each state sought injunctive relief and punitive monetary

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. (The issue has not been resolved definitively by the other court at this time).
     Five of these magazine advertisement cases have been ruled upon following bench trials. In two states (Washington and Maine), RJR Tobacco received complete defense rulings. In one state (Ohio), the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. In contrast, the court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the Ohio or California courts. Most recently, the Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco believes it has strong bases for appeal in the Ohio, California and Pennsylvania cases. RJR Tobacco is awaiting a ruling by the MSA court in Illinois.
     Finally, in Stewart v. R. J. Reynolds Tobacco Co., a class-action suit was filed in California state court in December 2007, against the magazine’s publisher, Wenner Media, and RJR Tobacco, claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. This case is still in a preliminary phase.
     NPM Adjustment. The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:
•	an independent auditor designated under the MSA must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs, and

•	in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss.
When the Adjustment Requirements are satisfied, the MSA provides that the NPM Adjustment applies to reduce the annual payment obligation of the PMs. However, an individual settling state may avoid its share of the NPM Adjustment if it had in place and diligently enforced during the entirety of the relevant year a “Qualifying Statute” that imposes escrow obligations on NPMs that are comparable to what the NPMs would have owed if they had joined the MSA. In such event, the state’s share of the NPM Adjustment is reallocated to other settling states, if any, that did not have in place and diligently enforce a Qualifying Statute.
     NPM Adjustment Claim for 2003. For 2003, the Adjustment Requirements were satisfied. As a result, on April 17, 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor. On March 28, 2007, the independent auditor issued revised calculations that reduced RJR Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million. As a result, on April 19, 2007, RJR Tobacco instructed the independent auditor to release to the settling states approximately $32 million from the disputed payments account.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of July 10, 2009, all 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. In 46 states, the orders compelling arbitration are final and/or non-appealable.
     As of January 30, 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the settling states, representing approximately 90% of the allocable share of the settling states. The Arbitration Agreement establishes October 1, 2009, as the date by which arbitration begins. Pursuant to the Arbitration Agreement, signing states will have their ultimate liability (if any) with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the disputed payments account have, without releasing or waiving any claims, authorized the release of those funds to the settling states.
     Other NPM Adjustment Claims. From 2006 to 2008, proceedings were initiated with respect to an NPM Adjustment for 2004, 2005 and 2006. The Adjustment Requirements were satisfied with respect to the NPM Adjustment for each of 2004, 2005 and 2006. As a result:
•	RJR Tobacco placed (in April 2007) approximately $561 million of its 2007 MSA payment (representing its share of the 2004 NPM Adjustment as calculated by the MSA independent auditor) and placed (in April 2008) approximately $431 million of its 2008 MSA payment (representing its share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments) into the disputed payments account; and

•	in April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor.
     The MSA permits PMs to retain disputed payment amounts pending resolution of the dispute. If the resolution of the dispute ultimately requires a PM to pay some or all of the disputed amount, then the amount deemed to be due includes interest calculated from the date the payment was originally due at the prime rate plus three percent.
     In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2007 and 2008 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The total amount at issue for those two years is approximately $900 million.
     On June 30, 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provides that the settling states will not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years will become effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR Tobacco and the PMs will pay a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts.
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of July 10, 2009, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties are currently engaged in discovery.
     In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On November 18, 2008, the New Mexico Court of Appeals reversed the grant of summary judgment in favor of RJR Tobacco, B&W and Philip Morris. On January 7, 2009, RJR Tobacco filed a petition for a writ of certiorari, and on February 27, 2009, the Supreme Court of the State of New Mexico granted that petition. Briefing is underway.
Other Litigation and Developments
     By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below:
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

On July 31, 2007, each of the accused companies, including RJR-TI, RJR-PR and Northern Brands, and each of the seven accused individuals were given notice that the Canadian prosecutor had requested the Attorney General of Ontario to consent to the issuance of preferred indictments against each of them. RJR-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
TI, RJR-PR and Northern Brands as well as the other accused filed written submissions with the Attorney General opposing the issuance of the indictments against them. On October 31, 2007, the Office of the Attorney General of Ontario confirmed that the prosecutor’s request for preferred indictments against RJR-TI, RJR-PR and Northern Brands had been denied at that point in time.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. RJR Tobacco expensed $4 million during the first six months of 2009 and $7 million during the first six months of 2008, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation. In addition, as of December 31, 2008, RJR, including its subsidiary RJR Tobacco, had liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.
     On August 25, 2008, the Federal Circuit issued a decision reversing the district court’s holdings and remanded the case to the district court for further proceedings on the issues of validity and infringement. On March 6, 2009, Star updated its damages calculation based on an alleged reasonable royalty to a range of $294.9 to $362.1 million. Star also claimed treble damages of such amounts based on willful infringement allegations.
     Trial began on May 18, 2009. On June 16, 2009, the jury returned a verdict in favor of RJR Tobacco.
     In addition, both of Star’s patents are now undergoing reexamination in the PTO, based on substantial new questions of patentability that exist for both patents.
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
Smokeless Tobacco Litigation
     As of July 10, 2009, Conwood Company, LLC was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 687 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
Tobacco Buyout Legislation and Related Litigation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA, excluding the tobacco stock liquidation assessment, is estimated to be approximately $220 million to $240 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As noted above, the MSA Phase II obligations are offset against the tobacco quota buyout obligations. Because growers in two states, Maryland and Pennsylvania, did not participate in the quota system, they are not eligible for payments under FETRA. Given that the assessments paid by tobacco product manufacturers and importers under FETRA fully offset their MSA Phase II payment obligations, the growers in Maryland and Pennsylvania would no longer receive payments under the MSA Phase II program. Thus, the growers in these two states do not receive payments under either FETRA or the MSA Phase II program.
     On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court granted summary judgment in favor of Maryland and Pennsylvania and denied summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On January 14, 2008, RJR Tobacco and the other tobacco manufacturer/settlors filed a petition seeking direct discretionary review by the North Carolina Supreme Court. On February 25, 2008, the North Carolina Supreme Court denied that petition. On August 20, 2008, oral arguments were held before the North Carolina Court of Appeals. On December 16, 2008, the North Carolina Court of Appeals, in a 2-1 decision, reversed the Business Court and remanded the case for entry of judgment in favor of RJR Tobacco and the other tobacco manufacturers/settlors. On January 20, 2009, Maryland and Pennsylvania filed an appeal of right based on the dissenting opinion and also filed a petition for discretionary review on certain additional issues. On January 30, 2009, RJR Tobacco and the other tobacco manufacturers/settlors filed a response to the states’ petition for discretionary review. On March 19, 2009, the North Carolina Supreme Court granted the states’ petition for discretionary review. Oral argument before the North Carolina Supreme Court is set for September 10, 2009.
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
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On June 28, 2007, the plaintiff filed a motion to amend the complaint to add as parties defendant the six members of the RJR Pension Investment Committee and the RJR Employee Benefits Committee. On March 13, 2008, the court denied this motion. On November 19, 2007, the plaintiff filed a motion for class certification, which the court granted on September 29, 2008. The district court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
ordered mediation, which occurred on July 10, 2008, but no resolution of the case was reached at that time. On September 18, 2008, each of the plaintiffs and the defendants filed motions for summary judgment. A decision is pending. On January 9, 2009, the defendants filed a motion to decertify the class; that motion remains pending as well. A second mediation occurred on June 23, 2009, but again no resolution of the case was reached at that time. The case is scheduled to commence trial the week of January 11, 2010.
Employment Litigation
     On March 19, 2007, in Marshall v. R. J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act, referred to as FLSA. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The total number of current or former retail representatives participating as of July 10, 2009, is 469, including those who have opted in the Marshall case and subsequent lawsuits filed in New York and California as described below.
     Two other cases alleging violations of the FLSA and other state law wage and hour claims were filed in February 2008: Radcliffe v. R. J. Reynolds Tobacco Co., filed in federal court in California, and Dinino v. R. J. Reynolds Tobacco Co., filed in federal court in New York. The Dinino and Radcliffe matters have been transferred to the Missouri court and consolidated with the already pending Marshall case due to the similarity of issues to be resolved. The plaintiffs in the Dinino and Radcliffe matters failed to move for class certification on the state law claims.
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
Note 11 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2008	$—	$8,463	$(531)	$(1,695)	$6,237
Net income	—	—	385	—	385	$385
Retirement benefits, net of $45 million tax expense(1)	—	—	—	68	68	68
Unrealized loss on long-term investments, net of $8 million tax benefit	—	—	—	(12)	(12)	(12)
Cumulative translation adjustment, net of $4 million tax expense	—	—	—	(2)	(2)	(2)

Total comprehensive income	—	—	—	—		$439

Dividends — $1.70 per share	—	—	(497)	—	(497)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	23	—	—	23
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of June 30, 2009	$—	$8,482	$(643)	$(1,641)	$6,198

(1)	Includes $39 million, net of $27 million tax expense, for changes in the demographic data used in the calculation of the long-term retirement benefits liability.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first six months of 2009, at a cost of $5 million, RAI purchased 150,834 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
     On February 3, 2009 and May 6, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis, to shareholders of record as of March 10, 2009 and June 10, 2009, respectively.
Note 12 — Stock Plans
     In February 2009, the board of directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of nonvested share units under the LTIP, effective March 2, 2009, which will be settled exclusively in shares of RAI common stock. The 1,382,243 units were granted based on the average per share closing price of RAI common stock for the 60 trading days prior to the grant date, or $39.23. These units generally will vest on March 2, 2012. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage from 0%-150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2011.
     As an equity-based grant, compensation expense relating to the February 2009 LTIP grant will take into account the vesting period lapsed and will be calculated on the per share closing price of RAI common stock on the date of grant, or $33.10. Dividends paid on shares of RAI common stock will accumulate on the units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $10.20 per share for the three-year performance period ending December 31, 2011, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.
     The LTIP expired on June 14, 2009. The outstanding grants made under the LTIP prior to its expiration will remain outstanding in accordance with their terms.
     In May 2009, the shareholders of RAI approved the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan. Subject to adjustments as set forth in the Omnibus Plan, the maximum number of shares of RAI common stock that may be issued with respect to awards under the Omnibus Plan will not exceed 19,000,000 shares in the aggregate.
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of June 30, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest-selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of June 30, 2009, and KODIAK. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, as well as WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages the super premium cigarette brands licensed from BAT, DUNHILL and STATE EXPRESS 555. The financial position and results of operations of this operating segment do not meet the materiality criteria to be reportable.
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
     Segment Data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales:
RJR Tobacco	$1,975	$2,057	$3,646	$3,864
Conwood	169	188	335	355
All Other	106	94	190	177

Consolidated net sales	$2,250	$2,339	$4,171	$4,396

Operating income:
RJR Tobacco	$556	$538	$638	$964
Conwood	92	96	100	177
All Other	25	26	49	51
Corporate expense	(24)	(23)	(41)	(49)

Consolidated operating income	$649	$637	$746	$1,143

Reconciliation to income before income taxes:
Operating income	$649	$637	$746	$1,143
Interest and debt expense	64	68	130	140
Interest income	(5)	(13)	(10)	(35)
Gain on termination of joint venture	—	—	—	(328)
Other (income) expense, net	(12)	2	7	(10)

Income before income taxes	$602	$580	$619	$1,376

	June 30,	December 31,
	2009	2008
Assets:
RJR Tobacco	$14,777	$15,338
Conwood	4,362	4,386
All Other	1,407	1,384
Corporate	15,508	15,647
Elimination adjustments	(18,797)	(18,601)

Consolidated assets	$17,257	$18,154

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT, the indirect parent of B&W. The following is a summary of balances and transactions with such BAT affiliates.
     Balances:

	June 30,	December 31,
	2009	2008
Accounts receivable, BAT	$63	$91
Due to BAT	3	3
Deferred revenue, BAT	24	50
     Transactions for the six months ended June 30:

	2009	2008
Net sales, related party, BAT	$199	$222
Research and development services billed to BAT	1	1
Purchases from BAT	8	5
Equipment lease payments to BAT	1	—
     RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes is generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales during the six months ended June 30, 2009.
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
     RJR Tobacco recorded in selling, general and administrative expenses, funds to indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 10.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $4.3 billion, unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2009
Net sales	$—	$2,133	$40	$(33)	$2,140
Net sales, related party	—	110	—	—	110
Cost of products sold	—	1,211	22	(32)	1,201
Selling, general and administrative expenses	7	368	18	—	393
Amortization expense	—	7	—	—	7

Operating income (loss)	(7)	657	—	(1)	649
Interest and debt expense	61	3	—	—	64
Interest income	—	(3)	(2)	—	(5)
Intercompany interest (income) expense	(28)	28	—	—	—
Intercompany dividend income	—	(10)	—	10	—
Other income, net	(11)	(1)	—	—	(12)

Income (loss) before income taxes	(29)	640	2	(11)	602
Provision for (benefit from) income taxes	(10)	236	(1)	—	225
Equity income from subsidiaries	396	4	—	(400)	—

Net income	$377	$408	$3	$(411)	$377

For the Three Months Ended June 30, 2008
Net sales	$—	$2,224	$38	$(32)	$2,230
Net sales, related party	—	109	—	—	109
Cost of products sold	—	1,320	18	(33)	1,305
Selling, general and administrative expenses	3	371	17	—	391
Amortization expense	—	6	—	—	6

Operating income (loss)	(3)	636	3	1	637
Interest and debt expense	65	3	—	—	68
Interest income	(1)	(8)	(4)	—	(13)
Intercompany interest (income) expense	(22)	20	2	—	—
Intercompany dividend income	—	(10)	—	10	—
Other expense, net	1	1	—	—	2

Income (loss) before income taxes	(46)	630	5	(9)	580
Provision for (benefit from) income taxes	(15)	231	—	—	216
Equity income from subsidiaries	395	5	—	(400)	—

Net income	$364	$404	$5	$(409)	$364

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2009
Net sales	$—	$3,963	$80	$(71)	$3,972
Net sales, related party	—	199	—	—	199
Cost of products sold	—	2,229	40	(70)	2,199
Selling, general and administrative expenses	10	716	32	—	758
Amortization expense	—	15	—	—	15
Trademark impairment charge	—	453	—	—	453

Operating income (loss)	(10)	749	8	(1)	746
Interest and debt expense	125	5	—	—	130
Interest income	—	(5)	(5)	—	(10)
Intercompany interest (income) expense	(55)	55	—	—	—
Intercompany dividend income	—	(21)	—	21	—
Other expense, net	6	1	—	—	7

Income (loss) before income taxes	(86)	714	13	(22)	619
Provision for (benefit from) income taxes	(30)	264	—	—	234
Equity income from subsidiaries	441	14	—	(455)	—

Net income	$385	$464	$13	$(477)	$385

For the Six Months Ended June 30, 2008
Net sales	$—	$4,159	$76	$(61)	$4,174
Net sales, related party	—	222	—	—	222
Cost of products sold	—	2,495	35	(61)	2,469
Selling, general and administrative expenses	9	733	31	—	773
Amortization expense	—	11	—	—	11

Operating income (loss)	(9)	1,142	10	—	1,143
Interest and debt expense	135	5	—	—	140
Interest income	(1)	(28)	(6)	—	(35)
Intercompany interest (income) expense	(40)	37	3	—	—
Intercompany dividend income	—	(21)	—	21	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other (income) expense, net	2	(11)	(1)	—	(10)

Income (loss) before income taxes	(105)	1,160	342	(21)	1,376
Provision for (benefit from) income taxes	(36)	542	1	—	507
Equity income from subsidiaries	938	341	—	(1,279)	—

Net income	$869	$959	$341	$(1,300)	$869

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2009
Cash flows from operating activities	$115	$432	$5	$(261)	$291

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	16	—	—	17
Capital expenditures	—	(46)	(2)	—	(48)
Proceeds from sale of joint venture	—	—	24	—	24
Other, net	—	14	—	—	14
Intercompany investments	350	(350)	—	—	—
Intercompany notes receivable	20	8	—	(28)	—

Net cash flows from (used in) investing activities	371	(358)	22	(28)	7

Cash flows from (used in) financing activities:
Dividends paid on common stock	(495)	(240)	—	240	(495)
Repurchase of common stock	(5)	—	—	—	(5)
Dividends paid on preferred stock	(21)	—	—	21	—
Repayment of long-term debt	(189)	(11)	—	—	(200)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Other, net	1	—	—	—	1
Intercompany notes payable	(8)	(20)	—	28	—

Net cash flows from (used in) financing activities	(716)	(271)	—	289	(698)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Net change in cash and cash equivalents	(230)	(197)	29	—	(398)
Cash and cash equivalents at beginning of period	272	2,091	215	—	2,578

Cash and cash equivalents at end of period	$42	$1,894	$244	$—	$2,180

For the Six Months Ended June 30, 2008
Cash flows from (used in) operating activities	$508	$(291)	$28	$(546)	$(301)

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	211	—	—	211
Capital expenditures	—	(67)	(3)	—	(70)
Proceeds from termination of joint venture	—	—	164	—	164
Other, net	—	7	27	—	34
Intercompany notes receivable	20	(107)	—	87	—

Net cash flows from investing activities	20	44	188	87	339

Cash flows from (used in) financing activities:
Dividends paid on common stock	(502)	(525)	—	525	(502)
Dividends paid on preferred stock	(21)	—	—	21	—
Excess tax benefit from stock-based compensation	2	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	1
Repurchase of common stock	(118)	—	—	—	(118)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Intercompany notes payable	107	(20)	—	(87)	—

Net cash flows used in financing activities	(531)	(545)	—	459	(617)

Net change in cash and cash equivalents	(3)	(792)	216	—	(579)
Cash and cash equivalents at beginning of period	243	1,885	87	—	2,215

Cash and cash equivalents at end of period	$240	$1,093	$303	$—	$1,636

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2009
Assets
Cash and cash equivalents	$42	$1,894	$244	$—	$2,180
Short-term investments	1	5	—	—	6
Accounts receivable, net	—	80	15	—	95
Accounts receivable, related party	—	63	—	—	63
Notes receivable	—	1	30	—	31
Other receivables	3	11	1	—	15
Inventories	—	1,079	42	(3)	1,118
Deferred income taxes, net	10	863	1	—	874
Prepaid expenses and other	20	304	4	—	328
Short-term intercompany notes and interest receivable	81	56	—	(137)	—
Other intercompany receivables	148	—	16	(164)	—

Total current assets	305	4,356	353	(304)	4,710
Property, plant and equipment, net	7	965	27	—	999
Trademarks and other intangible assets, net	—	2,798	4	—	2,802
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,060	1,398	—	(3,458)	—
Investment in subsidiaries	9,687	446	—	(10,133)	—
Other assets and deferred charges	304	169	133	(34)	572

Total assets	$12,363	$18,298	$525	$(13,929)	$17,257

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$1,790	$—	$—	$1,790
Accounts payable and other accrued liabilities	319	1,189	38	—	1,546
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	24	—	—	24
Short-term intercompany notes and interest payable	32	81	24	(137)	—
Other intercompany payables	—	164	—	(164)	—

Total current liabilities	351	3,251	62	(301)	3,363
Intercompany notes and interest payable	1,398	2,060	—	(3,458)	—
Long-term debt	4,329	123	—	—	4,452
Deferred income taxes, net	—	171	—	(34)	137
Long-term retirement benefits (less current portion)	72	2,642	18	—	2,732
Other noncurrent liabilities	15	359	1	—	375
Shareholders’ equity	6,198	9,692	444	(10,136)	6,198

Total liabilities and shareholders’ equity	$12,363	$18,298	$525	$(13,929)	$17,257

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$272	$2,091	$215	$—	$2,578
Short-term investments	1	22	—	—	23
Accounts receivable, net	—	68	16	—	84
Accounts receivable, related party	—	91	—	—	91
Notes receivable	—	1	34	—	35
Other receivables	9	27	1	—	37
Inventories	—	1,145	27	(2)	1,170
Deferred income taxes, net	12	825	1	—	838
Prepaid expenses and other	35	128	4	(4)	163
Short-term intercompany notes and interest receivable	81	65	—	(146)	—
Other intercompany receivables	68	—	6	(74)	—

Total current assets	478	4,463	304	(226)	5,019
Property, plant and equipment, net	7	999	25	—	1,031
Trademarks and other intangible assets, net	—	3,266	4	—	3,270
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,080	1,409	—	(3,489)	—
Investment in subsidiaries	9,751	430	—	(10,181)	—
Other assets and deferred charges	349	180	160	(29)	660

Total assets	$12,665	$18,913	$501	$(13,925)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,321	$—	$—	$2,321
Accounts payable and other accrued liabilities	350	974	29	(4)	1,349
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payable	40	81	25	(146)	—
Other intercompany payables	—	74	—	(74)	—

Total current liabilities	579	3,514	54	(224)	3,923
Intercompany notes and interest payable	1,409	2,080	—	(3,489)	—
Long-term debt (less current maturities)	4,362	124	—	—	4,486
Deferred income taxes, net	—	311	—	(29)	282
Long-term retirement benefits (less current portion)	64	2,755	17	—	2,836
Other noncurrent liabilities	14	375	1	—	390
Shareholders’ equity	6,237	9,754	429	(10,183)	6,237

Total liabilities and shareholders’ equity	$12,665	$18,913	$501	$(13,925)	$18,154

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RJR’s $63 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and the Conwood companies, that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2009
Net sales	$—	$—	$1,904	$292	$(56)	$2,140
Net sales, related party	—	—	106	4	—	110
Cost of products sold	—	—	1,154	102	(55)	1,201
Selling, general and administrative expenses	7	1	308	77	—	393
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(7)	(1)	541	117	(1)	649
Interest and debt expense	61	2	—	1	—	64
Interest income	—	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(28)	(2)	(13)	43	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other income, net	(11)	(1)	—	—	—	(12)

Income (loss) before income taxes	(29)	10	556	76	(11)	602
Provision for (benefit from) income taxes	(10)	—	209	26	—	225
Equity income from subsidiaries	396	350	3	—	(749)	—

Net income	$377	$360	$350	$50	$(760)	$377

For the Three Months Ended June 30, 2008
Net sales	$—	$—	$1,990	$294	$(54)	$2,230
Net sales, related party	—	—	108	1	—	109
Cost of products sold	—	—	1,256	103	(54)	1,305
Selling, general and administrative expenses	3	1	313	74	—	391
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(3)	(1)	524	117	—	637
Interest and debt expense	65	3	—	—	—	68
Interest income	(1)	—	(7)	(5)	—	(13)
Intercompany interest (income) expense	(22)	(4)	(20)	46	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other expense, net	1	—	1	—	—	2

Income (loss) before income taxes	(46)	10	550	76	(10)	580
Provision for (benefit from) income taxes	(15)	—	205	26	—	216
Equity income from subsidiaries	395	351	6	—	(752)	—

Net income	$364	$361	$351	$50	$(762)	$364

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2009
Net sales	$—	$—	$3,529	$559	$(116)	$3,972
Net sales, related party	—	—	193	6	—	199
Cost of products sold	—	—	2,115	199	(115)	2,199
Selling, general and administrative expenses	10	1	604	143	—	758
Amortization expense	—	—	14	1	—	15
Trademark impairment charge	—	—	377	76	—	453

Operating income (loss)	(10)	(1)	612	146	(1)	746
Interest and debt expense	125	4	—	1	—	130
Interest income	—	—	(4)	(6)	—	(10)
Intercompany interest (income) expense	(55)	(4)	(27)	86	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other expense, net	6	—	1	—	—	7

Income (loss) before income taxes	(86)	20	642	65	(22)	619
Provision for (benefit from) income taxes	(30)	—	248	16	—	234
Equity income from subsidiaries	441	407	12	—	(860)	—

Net income	$385	$427	$406	$49	$(882)	$385

For the Six Months Ended June 30, 2008
Net sales	$—	$—	$3,723	$555	$(104)	$4,174
Net sales, related party	—	—	218	4	—	222
Cost of products sold	—	—	2,377	196	(104)	2,469
Selling, general and administrative expenses	9	1	619	144	—	773
Amortization expense	—	—	10	1	—	11

Operating income (loss)	(9)	(1)	935	218	—	1,143
Interest and debt expense	135	5	—	—	—	140
Interest income	(1)	(1)	(25)	(8)	—	(35)
Intercompany interest (income) expense	(40)	(6)	(47)	93	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	2	(12)	1	(1)	—	(10)

Income (loss) before income taxes	(105)	34	1,006	462	(21)	1,376
Provision for (benefit from) income taxes	(36)	5	493	45	—	507
Equity income from subsidiaries	938	855	341	—	(2,134)	—

Net income	$869	$884	$854	$417	$(2,155)	$869

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2009
Cash flows from operating activities	$115	$624	$294	$49	$(791)	$291

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	5	10	1	—	17
Capital expenditures	—	—	(20)	(28)	—	(48)
Proceeds from termination of joint venture	—	—	—	24	—	24
Other, net	—	1	13	—	—	14
Intercompany investments	350	(350)	—	—	—	—
Intercompany notes receivable	20	—	(12)	—	(8)	—

Net cash flows from (used in) investing activities	371	(344)	(9)	(3)	(8)	7

Cash flows from (used in) financing activities:
Dividends paid on common stock	(495)	(240)	(530)	—	770	(495)
Repurchase of common stock	(5)	—	—	—	—	(5)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Other, net	1	—	—	—	—	1
Intercompany notes payable	(8)	5	—	(5)	8	—

Net cash flows used in financing activities	(716)	(246)	(530)	(5)	799	(698)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2

Net change in cash and cash equivalents	(230)	34	(245)	43	—	(398)
Cash and cash equivalents at beginning of period	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of period	$42	$40	$1,732	$366	$—	$2,180

For the Six Months Ended June 30, 2008
Cash flows from (used in) operating activities	$508	$450	$(299)	$33	$(993)	$(301)

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	—	211	—	—	211
Capital expenditures	—	—	(43)	(27)	—	(70)
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	—	2	5	27	—	34
Intercompany notes receivable	20	—	(107)	—	87	—

Net cash flows from investing activities	20	2	66	164	87	339

Cash flows from (used in) financing activities:
Dividends paid on common stock	(502)	(455)	(447)	(70)	972	(502)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	—	1
Repurchase of common stock	(118)	—	—	—	—	(118)
Intercompany notes payable	107	—	—	(20)	(87)	—

Net cash flows used in financing activities	(531)	(455)	(447)	(90)	906	(617)

Net change in cash and cash equivalents	(3)	(3)	(680)	107	—	(579)
Cash and cash equivalents at beginning of period	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of period	$240	$22	$943	$431	$—	$1,636

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2009
Assets
Cash and cash equivalents	$42	$40	$1,732	$366	$—	$2,180
Short-term investments	1	1	3	1	—	6
Accounts receivable, net	—	—	35	60	—	95
Accounts receivable, related party	—	—	60	3	—	63
Notes receivable	—	1	—	30	—	31
Other receivables	3	—	8	4	—	15
Inventories	—	—	715	406	(3)	1,118
Deferred income taxes, net	10	1	840	23	—	874
Prepaid expenses and other	20	—	283	30	(5)	328
Short-term intercompany notes and interest receivable	81	31	179	—	(291)	—
Other intercompany receivables	148	200	—	—	(348)	—

Total current assets	305	274	3,855	923	(647)	4,710
Property, plant and equipment, net	7	—	805	187	—	999
Trademarks and other intangible assets, net	—	—	1,478	1,324	—	2,802
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,060	198	1,413	—	(3,671)	—
Investment in subsidiaries	9,687	7,709	427	—	(17,823)	—
Other assets and deferred charges	304	60	422	132	(346)	572

Total assets	$12,363	$8,241	$13,703	$5,437	$(22,487)	$17,257

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$1,769	$21	$—	$1,790
Accounts payable and other accrued liabilities	319	6	1,101	125	(5)	1,546
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	24	—	—	24
Short-term intercompany notes and interest payable	32	136	—	123	(291)	—
Other intercompany payables	—	—	330	18	(348)	—

Total current liabilities	351	142	3,227	287	(644)	3,363
Intercompany notes and interest payable	1,398	—	—	2,273	(3,671)	—
Long-term debt	4,329	123	—	—	—	4,452
Deferred income taxes, net	—	—	—	483	(346)	137
Long-term retirement benefits (less current portion)	72	35	2,518	107	—	2,732
Other noncurrent liabilities	15	105	250	5	—	375
Shareholders’ equity	6,198	7,836	7,708	2,282	(17,826)	6,198

Total liabilities and shareholders’ equity	$12,363	$8,241	$13,703	$5,437	$(22,487)	$17,257

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$272	$6	$1,977	$323	$—	$2,578
Short-term investments	1	6	14	2	—	23
Accounts receivable, net	—	—	38	46	—	84
Accounts receivable, related party	—	—	88	3	—	91
Notes receivable	—	1	—	34	—	35
Other receivables	9	1	23	4	—	37
Inventories	—	—	784	388	(2)	1,170
Deferred income taxes, net	12	—	806	20	—	838
Prepaid expenses and other	35	—	125	10	(7)	163
Short-term intercompany notes and interest receivable	81	35	183	—	(299)	—
Other intercompany receivables	68	19	—	2	(89)	—

Total current assets	478	68	4,038	832	(397)	5,019
Property, plant and equipment, net	7	—	856	168	—	1,031
Trademarks and other intangible assets, net	—	—	1,869	1,401	—	3,270
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,080	207	1,408	—	(3,695)	—
Investment in subsidiaries	9,751	8,000	413	—	(18,164)	—
Other assets and deferred charges	349	63	310	161	(223)	660

Total assets	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,288	$33	$—	$2,321
Accounts payable and other accrued liabilities	350	7	857	142	(7)	1,349
Due to related party	—	—	2	1	—	3
Deferred revenue, related party	—	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	40	130	2	127	(299)	—
Other intercompany payables	—	—	89	—	(89)	—

Total current liabilities	579	148	3,288	303	(395)	3,923
Intercompany notes and interest payable	1,409	—	—	2,286	(3,695)	—
Long-term debt (less current maturities)	4,362	124	—	—	—	4,486
Deferred income taxes, net	—	—	—	505	(223)	282
Long-term retirement benefits (less current portion)	64	32	2,646	94	—	2,836
Other noncurrent liabilities	14	106	263	7	—	390
Shareholders’ equity	6,237	7,928	8,000	2,238	(18,166)	6,237

Total liabilities and shareholders’ equity	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2009 with the second quarter of 2008 and the first six months of 2009 with the first six months of 2008. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of June 30, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of June 30, 2009, and KODIAK. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, as well as WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand and manages super premium brands, DUNHILL and STATE EXPRESS 555, licensed from BAT.
     On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the SCHIP. As a result, the federal excise tax rate for chewing tobacco increased $0.3083 per pound to $0.5033 per pound and for snuff, increased $0.925 per pound to $1.51 per pound. The federal excise tax on small cigars, defined as those weighing three pounds or less per thousand, increased $48.502 per thousand to $50.33 per thousand. In addition, the federal excise tax rate for roll-your-own tobacco increased from $1.097 per pound to $24.78 per pound. RAI’s operating subsidiaries believe that these federal excise tax increases have had, and will continue to have, a significant and adverse impact on sales volume. This event required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. See note 3 to condensed consolidated financial statements (unaudited) for information regarding trademark and goodwill impairment testing and the resulting trademark impairment charge.
     On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Bill. Under the FDA Bill, the U.S. Food and Drug Administration, referred to as the FDA, has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. Provisions of the FDA Bill are effective over a time period ranging from 90 days to over 39 months. For additional information on the FDA Bill, see the “—Governmental Activity” section below.

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
     RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability.
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand style. Having expanded beyond the cigarette market as an innovative tobacco company, RJR Tobacco offers a smokeless, spitless tobacco, known as snus, and new smoke-free tobacco products called CAMEL Dissolvables. CAMEL Snus, launched nationally in 2009, is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth. CAMEL Orbs were launched in three lead markets during the first quarter of 2009, and CAMEL Sticks and Strips were launched in those lead markets at the beginning of the third quarter of 2009.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 3% in the first half of 2009 and have grown at an average rate of approximately 6% per year over the last four years, driven by the accelerated growth of price-value brands. The growth in the moist snuff volumes is lower in 2009 than prior years due to adjustments in trade inventories following the federal excise tax increase and changes in competitive promotional strategies. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years. Leveraging RAI’s total tobacco business model, Conwood launched CAMEL Dip, a premium moist snuff, in lead markets during the second quarter of 2009.
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
     As discussed in note 10 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of July 10, 2009, RJR Tobacco had paid approximately $7 million since January 1, 2007, related to unfavorable judgments.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. As of June 30, 2009, RJR Tobacco had $2 million accrued for non-smoking and health litigation, and RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in 1999 in connection with certain non-smoking indemnification claims asserted by JTI relating to certain activities of Northern Brands and related litigation.
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
Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the MSA and RJR Tobacco is a participant in the other State Settlement Agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in note 10 to condensed consolidated financial statements (unaudited).
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
Investments
     As of June 30, 2009, RAI held investments primarily in money market funds, auction rate securities and a mortgage-backed security. Certain money market funds are classified as short-term investments due to the liquidity restrictions by the fund managers preventing immediate withdrawal. Adverse changes in financial markets caused certain auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. Auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss.
     RAI reviews impairments associated with the above in accordance with SFAS No. 115, FSP No. FAS 115-1 and FAS 124-1, FSP No. EITF 99-20-1 and FSP No. 115-2 and FAS 124-2 to determine the classification of the impairment as temporary or other-than-temporary. For additional information relating to these investments, see note 6 to condensed consolidated financial statements (unaudited).
Income Taxes
     Tax law requires certain items to be excluded or included in taxable income at different times than is required for book reporting purposes under SFAS No. 109, “Accounting for Income Taxes.” These differences may be permanent or temporary in nature. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” clarifies SFAS No. 109 by providing guidance for consistent reporting of uncertain income tax positions recognized in a company’s financial statements.
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
Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements
     For additional information relating to recently adopted accounting pronouncements and recently issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).
Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Net sales:(1)
RJR Tobacco	$1,975	$2,057	(4.0)%	$3,646	$3,864	(5.6)%
Conwood	169	188	(10.1)%	335	355	(5.6)%
All other	106	94	12.8%	190	177	7.3%

Net sales	2,250	2,339	(3.8)%	4,171	4,396	(5.1)%
Cost of products sold(1)(2)	1,201	1,305	(8.0)%	2,199	2,469	(10.9)%
Selling, general and administrative expenses	393	391	0.5%	758	773	(1.9)%
Amortization expense	7	6	16.7%	15	11	36.4%

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Trademark impairment charges	$—	$—	NM (3)	$453	$—	NM (3)
Operating income:
RJR Tobacco	556	538	3.3%	638	964	(33.8)%
Conwood	92	96	(4.2)%	100	177	(43.5)%
All other	25	26	(3.8)%	49	51	(3.9)%
Corporate expense	(24)	(23)	4.3%	(41)	(49)	(16.3)%

Operating income	$649	$637	1.9%	$746	$1,143	(34.7)%

(1)	Excludes excise taxes of:

	2009	2008	2009	2008
RJR Tobacco	$1,131	$447	$1,493	$838
Conwood	45	5	50	10
All other	71	48	114	89

	$1,247	$500	$1,657	$937

(2)	See below for further information related to the State Settlement Agreements and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change not meaningful.
RJR Tobacco
Net Sales
     Domestic shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Growth brands:
CAMEL excluding non-filter	5.7	6.1	(7.8)%	10.7	11.4	(6.5)%
PALL MALL	4.5	2.2	105.0%	6.4	3.8	68.5%

	10.2	8.4	22.1%	17.1	15.2	12.3%
Support brands	10.1	12.6	(19.5)%	19.8	23.9	(16.9)%
Non-support brands	2.1	2.9	(28.5)%	4.2	5.6	(25.9)%

Total domestic	22.4	23.9	(6.0)%	41.1	44.7	(8.1)%

Total premium	12.9	15.0	(13.6)%	24.6	28.1	(12.5)%
Total value	9.5	8.9	6.7%	16.5	16.6	(0.6)%
Premium/total mix	57.6%	62.6%		59.9%	62.9%
Industry(2):
Premium	60.6	65.3	(7.1)%	112.1	124.0	(9.6)%
Value	25.3	24.4	3.7%	45.9	46.0	(0.3)%

Total domestic	86.0	89.7	(4.1)%	157.9	170.1	(7.1)%

Premium/total mix	70.5%	72.8%		71.0%	72.9%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.

     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes. RJR Tobacco believes the federal excise tax increase, effective April 1, 2009, has had, and will continue to have, a significant and adverse impact on cigarette sales volume. RJR Tobacco also believes its consumers are more price-sensitive than consumers of competing brands and, therefore, are more negatively affected by an increase in the federal excise tax and by the current adverse economic environment.
     RJR Tobacco’s net sales for the quarter ended June 30, 2009, decreased $82 million, or 4.0%, from the prior-year quarter, driven by $106 million attributable to lower cigarette volume. Net sales for the six months ended June 30, 2009, decreased $218 million, or 5.6%, from the prior-year quarter, driven by $234 million attributable to lower cigarette volume. RJR Tobacco’s decreases in net sales and cigarette shipment volume primarily reflect a continued decline in consumption and the recent price increase resulting from the increase in federal excise tax. RJR Tobacco’s total domestic cigarette shipment volume decreased 6.0% in the second quarter of 2009 and decreased 8.1% in the first six months of 2009 compared with the same periods in 2008. Industry cigarette shipment volume for the second quarter of 2009 was down 4.1% and down 7.1% in the first six months of 2009 compared with the comparable periods in 2008. RJR Tobacco’s and industry cigarette shipment volume declines for the full-year 2009 are expected to be higher than prior years as a result of the increase in the federal excise tax.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2)(3):

	For the Three Months Ended
	June 30,	March 31,	Share Point	June 30,	Share Point
	2009	2009	Change	2008	Change
Growth brands:
CAMEL excluding non-filter	7.5%	7.6%	(0.1)	7.5%	—
PALL MALL	5.2%	2.9%	2.3	2.6%	2.6

Total growth brands	12.7%	10.5%	2.2	10.1%	2.6
Support brands	13.2%	14.1%	(0.9)	14.8%	(1.6)
Non-support brands	2.8%	3.1%	(0.3)	3.5%	(0.6)

Total domestic	28.7%	27.7%	1.0	28.4%	0.4

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on IRI/Capstone data as being a precise measurement of actual market share because it was a sample and projection methodology that is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(3)	In 2009, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect actual retail sales. Prior year data has been adjusted to reflect the new methodology.
     The retail share of market of CAMEL’s filtered styles at 7.5 share points in the second quarter of 2009 was in line with the second quarter of 2008. CAMEL Crush has captured 0.6 share points as of June 30, 2009, as the success of this style continues to be a key driver in the growing menthol category. RJR Tobacco is expanding the use of the capsule technology found in CAMEL Crush to CAMEL’s core menthol styles beginning in the third quarter of 2009, giving adult smokers the choice of two levels of menthol.

     CAMEL Snus was expanded nationally in the first quarter of 2009, and as of June 30, 2009, gained market share of more than 0.3 percent on a cigarette equivalent basis that assumes a can of snus is equal to a pack of cigarettes. Two new styles of CAMEL Snus will be launched in limited markets in the third quarter of 2009.
     PALL MALL’s market share increased 2.6 share points in the second quarter of 2009 compared with the second quarter of 2008. RJR Tobacco believes that the most recent PALL MALL promotion that ended in May 2009 converted many adult smokers to the brand. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the first six months of 2009 showed a strong improvement of 2.6 share points over the same period in 2008.
Operating Income
     RJR Tobacco’s operating income for the quarter ended June 30, 2009, increased $18 million to $556 million from $538 million for the quarter ended June 30, 2008. RJR Tobacco’s operating income for the first six months ended June 30, 2009, decreased $326 million to $638 million from $964 million for the first six months ended June 30, 2008. An impairment charge of $377 million was recorded in the first quarter of 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax. The impairment charge was based on the excess of certain brands’ carrying value over their fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.
     RJR Tobacco’s operating income was favorably impacted by higher pricing, lower promotional spending and productivity gains resulting from the 2008 restructuring. These gains more than offset lower cigarette volume, higher pension expense and higher legal expense.
     RJR Tobacco’s expense under the State Settlement Agreements and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Settlements	$683	$720	$1,250	$1,364

Federal tobacco quota buyout	$65	$63	$115	$123

     Expenses under the State Settlement Agreements are expected to be approximately $2.4 billion in 2009, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $220 million to $230 million in 2009. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited) and "— Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $34 million and $23 million for the three months ended June 30, 2009 and 2008, respectively; and $61 million and $51 million for the six months ended June 30, 2009 and 2008, respectively. The increase in product liability defense costs in 2009 compared with 2008 is due primarily to the increase in Engle Progeny cases. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).
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
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2010.
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the anticipated increased level of activity in RJR Tobacco’s pending cases and possible new cases, including the increased number of cases in trial and scheduled for trial, RJR Tobacco anticipates that its product liability defense costs will increase in 2009 compared with the most recent years. In addition, it is possible that other adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
Net Sales
     The moist snuff shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Premium:
KODIAK	12.2	12.8	(4.4)%	22.9	25.9	(11.5)%
Other	0.9	0.8	13.3%	1.4	1.4	(0.4)%

	13.1	13.6	(3.4)%	24.3	27.3	(11.0)%

Price-value:
GRIZZLY	80.9	74.4	8.7%	145.8	136.1	7.1%
Other	0.4	0.5	(23.4)%	0.6	0.9	(29.0)%

	81.2	74.9	8.5%	146.5	137.0	6.9%

Total moist snuff	94.3	88.4	6.7%	170.8	164.3	3.9%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 72% of Conwood’s revenue in the second quarter of 2009 and approximately 68% for the first six months of 2009, compared with approximately 66% of Conwood’s revenue in the second quarter of 2008 and approximately 66% for the first six months of 2008. Conwood’s key brands are KODIAK in the premium brand category, and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 29.4% in the second quarter of 2009 and 27.5% in the second quarter of 2008 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Moist snuff industry shipment volume grew over 3.0% in the first half of 2009 compared with the same period in 2008.
     The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Three Months Ended
	June 30,	March 31,	Share	June 30,	Share
	2009	2009	Point Change	2008	Point Change
Premium:
KODIAK	3.7%	3.8%	(0.1)	3.9%	(0.2)
Other	0.2%	0.2%	—	0.2%	—

	3.9%	4.0%	(0.1)	4.2%	(0.2)

Price-value:
GRIZZLY	25.4%	24.7%	0.7	23.2%	2.2
Other	0.1%	0.1%	—	0.1%	—

	25.5%	24.8%	0.7	23.3%	2.2

Total moist snuff	29.4%	28.8%	0.6	27.5%	2.0

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Conwood’s net sales for the three months ended June 30, 2009, were $169 million, a decrease of $19 million compared with net sales of $188 million for the three months ended June 30, 2008. Net sales for the six months ended June 30, 2009, were $335 million, a decrease of $20 million compared with net sales of $355 million for the six months ended June 30, 2008. GRIZZLY, Conwood’s leading price-value moist snuff brand, continues to grow moist snuff sales and was the leading brand in the U.S. as of June 30, 2009. During the first quarter of 2009, pricing was significantly reduced by a competitor on its premium and certain price-value brands in an attempt to gain market share. KODIAK, Conwood’s leading premium moist snuff brand, reduced pricing at the end of the first quarter of 2009 to stabilize performance and remain competitive. This price reduction on KODIAK and a delay in the price increase on GRIZZLY to cover the additional federal excise tax were the primary drivers of the decrease in sales during 2009 compared with 2008.
     GRIZZLY had a 25.4% share of moist snuff shipments in the second quarter of 2009, an increase of 2.2 share points from the second quarter of 2008, due in part to the success of new GRIZZLY styles. GRIZZLY launched mint and straight pouch styles in the first quarter of 2009. Pouches, in the industry, have grown almost 25% in 2009 and now account for over 7% of moist snuff. GRIZZLY’s pouch styles generated two-thirds of the pouch growth in the industry during 2009.
     Conwood launched CAMEL Dip, a premium moist snuff, in two styles, Wintergreen Wide Cut and Dark Milled, in lead markets during the second quarter of 2009.
     The shipment share of KODIAK declined 0.2 share points in the second quarter of 2009 compared with the second quarter of 2008 due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession. KODIAK’s price reduction during March aligned KODIAK with other premium brands, making it more competitive, which should help stabilize the brand’s performance.
Operating Income
     Conwood’s operating income for the three months ended June 30, 2009, decreased $4 million from $96 million for the three months ended June 30, 2008. Operating income for the first six months of 2009 was $100 million, a decrease of $77 million over the first six months of 2008, primarily impacted by a trademark impairment charge of $76 million. The impairment charge was a result of impairment testing triggered by certain price reductions and the anticipated sales impact due to the increase in the federal excise tax effective April 1, 2009. The 2009 impairment occurred on several of Conwood’s brands, including KODIAK, driven by the decrease in its list price to meet competition, as well as the federal excise tax impact on multiple loose leaf and little cigar brands. The impairment charge was based on the excess of certain brands’ carrying value over their fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.
     Conwood’s operating income for the first half of 2009 was also unfavorably impacted by the temporary absorption of the federal excise tax increase on moist snuff as well as lower margins on KODIAK.
RAI Consolidated
     Interest and debt expense was $64 million for the quarter and $130 million for the six months ended June 30, 2009, decreases of $4 million and $10 million from the respective comparable periods in the prior year. These decreases were primarily due to lower effective interest rates in 2009 as compared with 2008.
     Interest income was $5 million for the quarter and $10 million for the six months ended June 30, 2009, decreases of $8 million and $25 million compared with the quarter and six months ended June 30, 2008, respectively. These decreases were the result of investing available cash at lower interest rates in 2009.
     Other expense (income), net was income of $12 million for the quarter ended June 30, 2009, and included $12 million income related to the mark-to-market of RAI’s and RJR’s interest rate swap agreements. For the quarter ended June 30, 2008, other expense (income), net was expense of $2 million. For the six months ended June 30, 2009, other expense (income), net was expense of $7 million and included $4 million expense related to the mark-to-market of RAI’s and RJR’s interest rate swap agreements as well as bank fees. For the six months ended June 30, 2008, other expense (income), net was income of $10 million and included $7 million of foreign exchange gain and $5 million gain on sale of an asset.
     Provision for income taxes was $225 million, or an effective rate of 37.4%, for the three months ended June 30, 2009, compared with $216 million, or an effective rate of 37.2%, for the three months ended June 30, 2008. The provision for income taxes was $234 million, or an effective rate of 37.8%, for the six months ended June 30, 2009, compared with $507 million, or an effective rate of 36.8%, for the six months ended June 30, 2008. The effective tax rate for the first six months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The 2008 provision was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings. RAI expects its effective rate for the full-year of 2009 to be approximately 38.0%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.

Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances, mainly from RAI and RJR. The principal capital resources and sources of liquidity for RAI and RJR, in turn, are proceeds from issuances of debt securities by RAI and RJR and the RAI credit facility described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders.
     Generally, the negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, accelerated declines in consumption, particularly from increases in regulation or excise taxes, or adverse impacts from financial markets, cannot be predicted. However, the significant federal excise tax increase, effective April 1, 2009, will impact RAI’s operating companies’ federal excise tax payment in the third quarter of 2009 by approximately $235 million as a result of additional federal excise tax on inventory held as of March 31, 2009.
     RAI cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RAI makes no assurance that it or its subsidiaries will be able to meet all of those requirements.
     RAI has evaluated the liquidity of key suppliers and significant customers as of June 30, 2009. Where there were liquidity concerns identified with key suppliers, contingency plans are being developed. To date, no business interruptions have occurred caused by key supplier liquidity. No liquidity issues were identified regarding significant customers.
     As of June 30, 2009, RAI held investments primarily in money market funds, auction rate securities and a mortgage-backed security. Certain money market funds are classified as short-term investments due to liquidity restrictions by the fund managers preventing immediate withdrawal. Given such restrictions, these funds will not be available until the underlying investments mature or are sold. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these money market funds, auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. At June 30, 2009, RAI considered the mortgage-backed security, the auction rate securities linked to corporate credit risk and one of the auction rate securities related to financial insurance companies to be temporarily impaired.
Cash Flows
     Net cash flows from operating activities were $291 million in the first six months of 2009, compared with net cash flows used in operating activities of $301 million in the first six months of 2008. This change was driven by the partial retention of the 2009 MSA payment and the timing of the federal excise tax payment offset by higher inventories, litigation bonds posted in the first half of 2009, as well as lower interest received in 2009, and higher tax payments.
     Net cash flows from investing activities were $7 million in the first six months of 2009, compared with $339 million for the first six months of 2008. The 2008 amount included higher proceeds from the termination of the joint venture as well as higher proceeds from short-term investments.
     Net cash flows used in financing activities were $698 million in the first six months of 2009, compared with $617 million in the prior-year period. Although common stock repurchases were lower in 2009 when compared with 2008, they were more than offset by long-term debt repaid in 2009.

Borrowing Arrangements
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. On December 31, 2008, interest rate swaps existed on $1.6 billion of fixed-rate notes. When entered into, these swaps were designated as hedges of underlying exposures. On January 6, 2009, RAI and RJR entered into offsetting interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. These swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of current swaps and have a legal right of offset. The future cash flows, established as a result of entering into the January 6, 2009, swaps, totals $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the swap agreements on January 6, 2009, RAI de-designated the current swaps as fair value hedges.
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
     Effective July 3, 2009, RAI entered into a Second Amendment to Credit Agreement, referred to as the Second Amendment, amending RAI’s credit facility. The Second Amendment amends the credit facility by, among other things:
•	terminating the revolving loan commitment of Lehman Commercial Paper Inc., referred to as LCPI, and thereby reducing the total revolving loan commitment under the credit facility from $550 million to $498 million;

•	amending the definition of “Lender Default” and certain related definitions;

•	granting RAI the right under certain circumstances to terminate the revolving loan commitment of a Defaulting Lender, as defined in the credit facility, if RAI is unable to replace such Defaulting Lender; and

•	otherwise clarifying the rights and responsibilities of the parties to the credit facility upon the occurrence of a Lender Default.
LCPI filed for protection under Chapter 11 of the federal Bankruptcy Code on October 5, 2008.
     Effective with the Second Amendment, RAI’s credit facility of $498 million may be increased up to $848 million at the discretion of the lenders upon the request of RAI.
     At June 30, 2009, RAI had $16 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the then remaining $534 million of the credit facility was available for borrowing.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2009.

Dividends
     On May 6, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on July 1, 2009, to shareholders of record as of June 10, 2009.
     On July 16, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend will be paid on October 1, 2009, to shareholders of record as of September 10, 2009. On an annualized basis, the dividend rate is $3.40 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares of RAI common stock repurchased by RAI are cancelled at the time of repurchase. During the first six months of 2009, at a cost of $5 million, RAI purchased 150,834 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
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
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $48 million and $70 million for the first six months of 2009 and 2008, respectively. The decrease was primarily the result of lower information technology spending and lower discretionary spending at RJR Tobacco. RAI’s operating subsidiaries plan to spend an additional $125 million to $150 million for capital expenditures during the remainder of 2009. Approximately $80 million of the remaining capital expenditures for 2009 is associated with capacity expansion and FDA compliance at Conwood. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were approximately $12 million of material long-term commitments for capital expenditures as of June 30, 2009.
Litigation and Settlements
     RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of July 10, 2009, RJR Tobacco has paid approximately $7 million since January 1, 2007, related to unfavorable judgments. As of June 30, 2009, RJR Tobacco had $2 million accrued for non-smoking and health litigation, and RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in connection with certain non-smoking indemnification claims asserted by JTI relating to certain activities of Northern Brands and related litigation.
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
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 10 to condensed consolidated financial statements (unaudited), the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in note 10 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $2.9 billion for the years 2003 through 2008. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity” in note 10 to condensed consolidated financial statements (unaudited).
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
     In addition, as described in greater detail below, during 2009, the U.S. Congress adopted legislation increasing the federal excise tax on cigarettes and other tobacco products, and granting the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. The U.S. Congress also may consider legislation regarding:
•	regulation of environmental tobacco smoke;

•	implementation of a national fire standards compliance for cigarettes;

•	regulation of the retail sale of tobacco products over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone; and

•	banning of the delivery of tobacco products by the U.S. Postal Service.
     Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
     Cigarettes and other tobacco products are subject to substantial taxes in the United States. On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the SCHIP.
     Under these federal tax increases:
•	the federal excise tax per pack of 20 cigarettes increased to $1.01;

•	the federal excise tax rate for chewing tobacco increased $0.3083 per pound to $0.5033 per pound, and for snuff increased $0.925 per pound to $1.51 per pound;

•	the federal excise tax on small cigars, defined as those weighing three pounds or less per thousand, increased $48.502 per thousand to $50.33 per thousand; and

•	the federal excise tax rate for roll-your-own tobacco increased from $1.097 per pound to $24.78 per pound.
     RAI’s operating subsidiaries believe that these federal excise tax increases have had, and will continue to have, a significant and adverse impact on sales volume. This event required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. See note 3 to condensed consolidated financial statements (unaudited) for information regarding trademark and goodwill impairment testing and the resulting trademark impairment charge.
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.07 per pack in South Carolina to $3.46 per pack in Rhode Island. As of June 30, 2009, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.03, an increase compared to the 12-month rolling average of $1.00 as of December 31, 2008. As of June 30, 2009, ten states had passed cigarette excise tax increases since January 1, 2009, and a number of other states were considering an increase in their cigarette excise taxes for 2009. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Cigars are generally taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 80% in Rhode Island. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.
     Forty-nine states also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, which currently levies no tax on other tobacco products, may consider one during its 2009 legislative session. As of June 30, 2009, 35 states taxed moist snuff, and 46 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 90% in Massachusetts. Other states have a unit tax or a weight-based tax. As of June 30, 2009, four states had passed legislation that changed their tax on moist snuff from an ad valorem tax to a weight-based tax since January 1, 2009, and legislation to convert from an ad valorem to a weight-based tax is expected to be introduced in several other states in 2009. During this time period, one state passed legislation that changed its tax on moist snuff from weight-based to ad valorem. Additionally, as of June 30, 2009, 13 states passed tax increases on other tobacco products, and a number of other states are considering an increase in their taxes on other tobacco products for 2009.

     On June 22, 2009, the President signed into law the “Family Smoking Prevention and Tobacco Control Act.” Under the FDA Bill, the FDA has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. Among other things, and under various deadlines from 90 days to over 39 months, the FDA will:
•	require different and larger warnings on packaging and advertising for cigarettes and smokeless tobacco products;

•	require practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	ban the use of characterizing flavors in cigarettes (other than menthol, which under the FDA Bill is specifically exempt as a characterizing flavor but the impact of which on public health will be studied as discussed below);

•	require manufacturers to obtain FDA clearance for cigarette and smokeless tobacco products commercially launched or to be launched after February 15, 2007;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require manufacturers to report ingredients and harmful constituents;

•	require manufacturers to test ingredients and constituents identified by FDA and disclose this information to the public;

•	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;

•	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	be authorized to place more severe restrictions on the advertising, marketing and sale of tobacco products;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;

•	be authorized to require the reduction of nicotine and the reduction or elimination of other constituents; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.
Congress did limit FDA’s authority in two areas, prohibiting it from:
•	banning all tobacco products; and

•	requiring the reduction of nicotine yields of a tobacco product to zero.
          A “Center for Tobacco Products” will be established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. RAI’s operating subsidiaries estimate the expense related to their portion of the 2009 user fee will be approximately $20 million to $25 million, and the expense for 2010 will be approximately $70 million to $80 million.

          Within the Center, a Tobacco Products Scientific Advisory Committee will be created to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:
•	a recommendation on modified risk applications;

•	a recommendation as to whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the impact of the use of menthol in cigarettes on the public health; and

•	a report on the impact of dissolvable tobacco products on the public health.
          It is likely that the FDA Bill could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR Tobacco and Conwood that could have a material adverse effect on RAI’s financial condition, results of operations, and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Philip Morris USA, Inc., who may be able to more quickly and cost-effectively comply with these new rules and regulations.
     In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that required all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. As of June 30, 2009, 47 states in addition to New York, as well as Washington, D.C., have enacted fire standard compliance legislation of their own, adopting the same testing standard set forth in the New York regulations described above. The cigarettes that RAI’s operating companies sell in these states comply with this standard. Similar legislation has been passed in Missouri but has not yet been signed by the governor, while Wyoming remains the only state to have not enacted this type of legislation. Recognizing these legislative trends in conjunction with its effort to increase productivity and reduce complexity, RJR Tobacco announced, on October 25, 2007, its plans to voluntarily convert all its brands to fire standard compliance paper by the end of 2009.
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
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and Conwood, see "— Other Contingencies” in note 10 to condensed consolidated financial statements (unaudited).
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
•	the substantial and increasing taxation and regulation of tobacco products, including the recent federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or that the FDA will extend the ban on characterizing flavors to smokeless tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smokeless tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including any new entrants in the marketplace, and further industry consolidations;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets, including bankruptcy of lenders participating in the credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The table below provides information, as of June 30, 2009, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
Investments:
Variable Rate	$2,135	$21	$—	$—	$—	$31	$2,187	$2,187
Average Interest Rate	0.1%	1.0%	—	—	—	2.2%	0.1%	—
Fixed-Rate	$—	$—	$—	$—	$—	$5	$5	$5
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$—	$300	$—	$450	$685	$2,375	$3,810	$3,708
Average Interest Rate(2)	—	6.5%	—	7.3%	7.4%	7.3%	7.2%	—
Variable Rate	$—	$—	$400	$—	$—	$—	$400	$375
Average Interest Rate(2)	—	—	1.5%	—	—	—	1.5%	—
Swaps — Fixed to Floating:
Notional Amount(3)	$—	$—	$—	$350	$—	$1,150	$1,500	$180
Average Variable Interest Pay Rate(2)	—	—	—	2.6%	—	1.7%	1.9%	—
Average Fixed Interest Receive Rate(2)	—	—	—	7.3%	—	7.1%	7.1%	—

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
Swaps — Floating to Fixed:
Notional Amount(3)	$—	$—	$—	$350	$—	$1,150	$1,500	$61
Average Variable Interest Receive Rate(2)	—	—	—	2.6%	—	1.7%	1.9%	—
Average Fixed Interest Pay Rate(2)	—	—	—	3.8%	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of June 30, 2009, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps. See note 9 to condensed consolidated financial statements (unaudited) for additional information.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the six months ended June 30, 2009, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its credit facility and the guarantees of the credit facility, interest rate swaps and notes will not impair its payment of quarterly dividends.

     The following table summarizes RAI’s purchases of its common stock during the second quarter of 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased(1)	Paid Per Share	or Programs	or Programs(2)
April 1, 2009 to April 30, 2009	1,275	$41.48	—	$—
May 1, 2009 to May 31, 2009	810	39.97	—	—
June 1, 2009 to June 30, 2009	3,825	38.54	—	—

Second Quarter Total	5,910	39.37	—	—

(1)	RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.

(2)	On April 29, 2008, the board of directors of RAI authorized the repurchase of up to $350 million of outstanding shares of RAI common stock. RAI purchased $207 million of its common stock pursuant to the foregoing share repurchase program. This program expired on April 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of RAI was held on May 6, 2009, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of shareholders:
(a)	Votes regarding the election of four Class II directors and one Class I director were:

	For	Withheld
Class II
Nicandro Durante	236,854,462	2,331,719
Holly K. Koeppel	237,284,785	1,901,396
H.G.L. (Hugo) Powell	236,644,324	2,541,857
Thomas C. Wajnert	236,824,044	2,362,138

Class I
Luc Jobin	237,004,295	2,181,887
(b)	Votes regarding the approval of the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan were:

For	Against	Abstentions	Broker Non-Votes
216,000,823	5,150,986	255,007	17,779,364
(c)	Votes regarding the ratification of the appointment of KPMG LLP as independent auditors for 2009 were:

For	Against	Abstentions
237,605,034	1,422,531	158,615

(d)	Votes regarding the shareholder proposal on elimination of classified board were:

For	Against	Abstentions	Broker Non-Votes
87,723,232	133,332,641	350,942	17,779,365
(e)	Votes regarding the shareholder proposal on food insecurity and tobacco use were:

For	Against	Abstentions	Broker Non-Votes
3,311,655	205,118,314	12,976,846	17,779,365
(f)	Votes regarding the shareholder proposal on making future new and/or expanded brands non-addictive were:

For	Against	Abstentions	Broker Non-Votes
3,352,011	205,346,163	12,708,642	17,779,364
(g)	Votes regarding the shareholder proposal on human rights protocols for the company and its suppliers were:

For	Against	Abstentions	Broker Non-Votes
28,762,735	180,218,130	12,425,951	17,779,364
Item 5. Other Information
     Effective January 1, 2010, RAI’s Web site, www.ReynoldsAmerican.com, will be the primary source of publicly disclosed news about RAI and its operating companies. Through such use of its Web site, RAI will comply with its disclosure obligations under SEC Regulation FD.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Reynolds American Inc. Executive Severance Plan, as amended and restated effective August 1, 2009 (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated July 21, 2009).

10.2	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of RAI’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).

10.3	Second Amendment to Credit Agreement, dated June 30, 2009, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated July 8, 2009).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

101.REF*	XBRL taxonomy extension reference linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: July 31, 2009	/s/ Thomas R. Adams

Thomas R. Adams
Executive Vice President and Chief Financial Officer