Form 10-Q
period 2009-09-30
REYNOLDS AMERICAN INC
filed 2009-10-27
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,376,154 shares of common stock, par value $.0001 per share, as of October 9, 2009

Part I — Financial Information

Item 1.	Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net sales(1)	$2,045	$2,156	$6,017	$6,330
Net sales, related party	107	116	306	338

Net sales	2,152	2,272	6,323	6,668
Costs and expenses:
Cost of products sold(1)(2)(3)	1,138	1,229	3,337	3,698
Selling, general and administrative expenses	371	375	1,129	1,148
Amortization expense	7	5	22	16
Restructuring charge	—	91	—	91
Trademark impairment charge	—	173	453	173

Operating income	636	399	1,382	1,542
Interest and debt expense	60	68	190	208
Interest income	(5)	(16)	(15)	(51)
Gain on termination of joint venture	—	—	—	(328)
Other expense, net	2	13	9	3

Income before income taxes	579	334	1,198	1,710
Provision for income taxes	217	123	451	630

Net income	$362	$211	$747	$1,080

Basic income per share:
Net income	$1.24	$0.72	$2.56	$3.67

Diluted income per share:
Net income	$1.24	$0.72	$2.56	$3.67

Dividends declared per share	$0.85	$0.85	$2.55	$2.55

(1)	Excludes excise taxes of $1,155 million and $492 million for the three months ended September 30, 2009 and 2008, respectively, and $2,812 million and $1,429 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements, expense of $643 million and $695 million for the three months ended September 30, 2009 and 2008, respectively, and $1,917 million and $2,079 million for the nine months ended September 30, 2009 and 2008, respectively.

(3)	Includes federal tobacco quota buyout expenses of $61 million and $59 million for the three months ended September 30, 2009 and 2008, respectively, and $179 million and $186 million for the nine months ended September 30, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash flows from (used in) operating activities:
Net income	$747	$1,080
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	109	106
Gain on termination of joint venture	—	(328)
Restructuring charges, net of cash payments	(30)	81
Trademark impairment charge	453	173
Deferred income tax expense	(184)	38
Tobacco settlement accruals	79	(283)
Other, net	(285)	(39)

Net cash flows from operating activities	889	828

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	17	208
Capital expenditures	(75)	(95)
Proceeds from termination of joint venture	24	164
Other, net	17	(13)

Net cash flows (used in) from investing activities	(17)	264

Cash flows from (used in) financing activities:
Dividends paid on common stock	(743)	(752)
Repurchase of common stock	(5)	(207)
Repayment of long-term debt	(200)	—
Excess tax benefit from stock-based compensation	1	2
Other, net	1	2

Net cash flows used in financing activities	(946)	(955)

Effect of exchange rate changes on cash and cash equivalents	9	(23)

Net change in cash and cash equivalents	(65)	114
Cash and cash equivalents at beginning of period	2,578	2,215

Cash and cash equivalents at end of period	$2,513	$2,329

Income taxes paid, net of refunds	$584	$624
Interest paid	$149	$161
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,513	$2,578
Short-term investments	6	23
Accounts receivable, net of allowance (2009 — $1; 2008 — $1)	93	84
Accounts receivable, related party	65	91
Notes receivable	35	35
Other receivables	15	37
Inventories	1,095	1,170
Deferred income taxes, net	912	838
Prepaid expenses and other	342	163

Total current assets	5,076	5,019
Property, plant and equipment, net of accumulated depreciation (2009 — $1,563; 2008 — $1,549)	990	1,031
Trademarks and other intangible assets, net of accumulated amortization (2009 — $641; 2008 — $619)	2,795	3,270
Goodwill	8,174	8,174
Other assets and deferred charges	603	660

	$17,638	$18,154

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$112	$206
Tobacco settlement accruals	2,396	2,321
Due to related party	3	3
Deferred revenue, related party	13	50
Current maturities of long-term debt	300	200
Other current liabilities	1,097	1,143

Total current liabilities	3,921	3,923
Long-term debt (less current maturities)	4,144	4,486
Deferred income taxes, net	233	282
Long-term retirement benefits (less current portion)	2,614	2,836
Other noncurrent liabilities	370	390
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2009 — 291,374,965; 2008 — 291,450,762)	—	—
Paid-in capital	8,490	8,463
Accumulated deficit	(530)	(531)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2009 — $(1,561) and 2008 — $(1,643), net of tax)	(1,604)	(1,695)

Total shareholders’ equity	6,356	6,237

	$17,638	$18,154

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Pension and Postretirement
     Recognized gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses was included either in pension expense or in the postretirement benefit cost. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years.
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months				For The Nine Months
	Ended September 30,				Ended September 30,
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$8	$9	$1	$1	$24	$27	$3	$4
Interest cost	80	80	20	23	239	239	60	68
Expected return on plan assets	(84)	(113)	(5)	(7)	(253)	(338)	(15)	(20)
Amortization of prior service cost (credit)	1	5	(6)	4	3	14	(18)	12
Amortization of net loss (income)	24	1	4	(3)	74	4	11	(9)

Net periodic benefit cost (income)	29	(18)	14	18	87	(54)	41	55
Curtailments/special benefits[1]	—	7	—	—	—	7	—	—
Settlements	—	4	—	—	—	4	—	—

Total benefit cost (income)	$29	$(7)	$14	$18	$87	$(43)	$41	$55

[1]	See note 4 to condensed consolidated financial statements (unaudited) for more information on the special pension benefits related to a 2008 restructuring at RAI and RJR Tobacco.
Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute a minimum of $50 million to its pension plans in 2009. As of September 30, 2009, RAI expected to contribute up to $295 million to its pension plans in 2009, of which $168 million was contributed during the first nine months of 2009. The increase in the expected contribution amount in 2009 allows RAI to achieve targeted funded status and possibly reduce RAI’s future contributions.
Subsequent Events
     RAI has evaluated events that occurred subsequent to September 30, 2009, through the financial statement issue date of October 27, 2009, and determined that there were no recordable or reportable subsequent events.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2009, RAI adopted guidance for the measurements and disclosure of fair value for nonfinancial assets and nonfinancial liabilities. This new guidance does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It also establishes a fair value hierarchy that distinguishes between independent and observable inputs and unobservable inputs based on the best information available. The adoption of this guidance on nonfinancial assets and nonfinancial liabilities did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Effective January 1, 2009, RAI adopted authoritative GAAP that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. As a result, unvested restricted shares outstanding under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP, are included in basic EPS calculations. All prior-period earnings per share have been adjusted retrospectively to conform to the provisions of this authoritative GAAP, which slightly reduced basic and diluted net income per share for the nine months of 2008.
     Effective January 1, 2009, RAI adopted guidance for the qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. This guidance also seeks enhanced disclosure around derivative instruments in financial statements and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted authoritative GAAP that provides additional clarification for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased, as well as provides clarification on identifying circumstances that indicate a transaction is not orderly. The adoption of this authoritative GAAP did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted authoritative GAAP that provides additional clarification to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. The adoption of this authoritative GAAP did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of this guidance did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective June 30, 2009, RAI adopted authoritative GAAP that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The adoption of this authoritative GAAP did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
     In June 2009, the Financial Accounting Standards Board, referred to as FASB, issued its Accounting Standards Codification, referred to as ASC. The ASC became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC had no impact on RAI’s consolidated results of operations, cash flows or financial position.
     Effective September 30, 2009, RAI adopted guidance clarifying the measurement of liabilities at fair value when no observable data is available. The adoption of this guidance did not have a material impact on RAI’s consolidated results of operations, cash flows or financial position.
Note 2 — Fair Value Measurement
     RAI determines fair value of assets using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances and expands disclosure about fair value measurements.
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The levels of the fair value hierarchy are:
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
     Financial assets carried at fair value on a recurring basis as of September 30, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$2,257	$—	$6	$2,263
Auction rate securities — corporate credit risk	—	—	23	23
Auction rate securities — financial insurance companies	—	—	21	21
Mortgage-backed security	—	—	14	14
Marketable equity security	20	—	—	20
Assets held in grantor trusts	14	—	—	14
Interest rate swaps — fixed to floating rate	—	231	—	231
Interest rate swaps — floating to fixed rate	—	21	—	21
     The fair value of the interest rate swaps, classified as a Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads. See note 10 for additional information on interest rate swaps.
     The fair value of the money market funds, classified as a Level 3, utilized an income approach model and was based upon expected future cash flows from accumulated cash in the fund and future maturities of the remaining securities held in the fund. During the first nine months of 2009, redemptions of $4 million were received from the Reserve Fund-Primary Fund, and redemptions of $13 million were received from the Reserve Fund-International Liquidity Fund. No current valuations had been issued by either fund, and RAI was unable to identify a similar fund that carried identical holdings. As a result, the observable transactions and pricing were not current. The funds did issue a detailed listing of the securities that were held and not matured, as well as their face value and maturity date. This observable data, along with unobservable factors such as assumptions about fund liquidation of accumulated cash and the collectability of the outstanding underlying securities, were used to determine the fair value of the funds as of September 30, 2009.
     The fair value of the auction rate securities, either related to certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as a Level 3, utilized an income approach model and were based upon the calculation of the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for auction rate securities to be inactive. The income approach models utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the models included default probability assumptions, recovery potential and how these factors changed as collateral ratings migrated from one level to another.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The changes in financial assets classified as Level 3 investments as of September 30, 2009, were as follows:

	Money Market Funds		Mortgage-Backed Security
				Gross
		Estimated		Unrealized	Estimated
	Cost	Fair Value	Cost	Loss	Fair Value
Balance as of January 1, 2009	$23	$23	$37	$(16)	$21
Unrealized losses	—	—	—	(2)	(2)
Settlements	(17)	(17)	(5)	—	(5)

Balance as of September 30, 2009	$6	$6	$32	$(18)	$14

	Auction Rate Securities —			Auction Rate Securities —
	Corporate Credit Risk			Financial Insurance Companies
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	(Loss) Gain	Fair Value
Balance as of January 1, 2009	$95	$(51)	$44	$17	$(2)	$15
Unrealized (losses) gains	—	(21)	(21)	—	6	6

Balance as of September 30, 2009	$95	$(72)	$23	$17	$4	$21

     On January 1, 2009, RAI adopted authoritative GAAP related to the measurements and disclosure of fair value for nonfinancial assets and liabilities.
     The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks for which impairment during the first quarter of 2009 reduced their book value to fair value. The fair value determination utilized an income approach model and was based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors such as royalty rate, projected revenues and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium. See note 3 for additional information with respect to the event during the first quarter of 2009 that required impairment testing of trademarks and the assumptions used therefor, as well as the consolidated amount of trademarks as of September 30, 2009.
     The fair value of nonfinancial assets was not measured as of September 30, 2009. Nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Trademarks	$—	$—	$875	$875	$(453)
Note 3 — Intangible Assets
     The carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated
Trademarks	$1,653	$1,222	$155	$3,030
Other intangible assets	55	—	48	103

Balance as of December 31, 2008	$1,708	$1,222	$203	$3,133

Trademarks	$1,277	$1,152	$155	$2,584
Other intangible assets	99	—	4	103

Balance as of September 30, 2009	$1,376	$1,152	$159	$2,687

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
     The increase in federal excise tax was expected to adversely impact the net sales of RAI’s operating subsidiaries. This event was considered a triggering event and required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. As a result of this testing, RJR Tobacco recorded a trademark impairment charge of $377 million, and Conwood recorded a trademark impairment charge of $76 million in the first quarter of 2009. These charges were based on the excess of certain brands’ carrying values over their estimated fair values. The analysis of the fair value of trademarks was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model included the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the 10.50% discount rate applied to those estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.
     The trademark impairment charge is reflected as a decrease in the carrying value of the trademarks in the condensed consolidated balance sheet (unaudited) as of September 30, 2009, as a trademark impairment charge in the condensed consolidated statement of income (unaudited) for the nine months ended September 30, 2009, and had no impact on cash flows.
     Details of finite-lived intangible assets subject to amortization as of September 30, 2009, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$78	$73
Trademarks	95	60	35

	$246	$138	$108

     Pre-tax amortization expense for intangible assets was $7 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and $22 million and $16 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2009	$6
2010	26
2011	23
2012	20
2013	16
Thereafter	17

$108

     For the impairment testing of the goodwill of RAI’s reporting units during the first quarter of 2009, triggered by the federal excise tax increase, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate. The determination of the discount rate was based on a weighted average cost of capital and cost of equity, described above as utilized in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
trademark valuation. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. In considering RAI’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied. The estimated fair value of each reporting unit, determined utilizing the income approach and RAI’s market capitalization, was greater than its respective carrying value.
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
     Under existing benefit plans, $83 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $90 million in 2008. Of this charge, $81 million was recorded in the RJR Tobacco segment. Of the cash portion of the charge, $33 million was paid as of September 30, 2009. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2009, $36 million was included in other current liabilities, and $14 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2010.
     The component of the restructuring charge accrued and utilized was as follows:

Employee
Severance
and Benefits
Original accrual	$91
Utilized in 2008	(12)
Adjusted in 2008	(1)

Balance as of December 31, 2008	78
Utilized in 2009	(28)

Balance as of September 30, 2009	$50

Note 5 — Income Per Share
     On January 1, 2009, RAI adopted authoritative GAAP that address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Unvested restricted shares awarded under the 2007 and 2008 LTIP grants have been determined to be participating securities because they have non-forfeitable dividend rights equivalent to common shares. Accordingly, these restricted shares are included in the basic EPS calculation for the third quarter and first nine months of 2009 and retrospectively in the basic EPS calculation for the third quarter and first nine months of 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$362	$211	$747	$1,080

Basic weighted average shares, in thousands	291,371	292,388	291,380	294,050
Effect of dilutive potential shares:
Options	130	190	137	209
Stock units	419	—	224	—

Diluted weighted average shares, in thousands	291,920	292,578	291,741	294,259

Note 6 — Investments
     Short-term investments classified as available-for-sale were as follows:

	September 30, 2009			December 31, 2008
					Gross
			Estimated		Realized		Estimated
	Cost	Redemptions	Fair Value	Cost	Loss	Redemptions	Fair Value
Reserve Fund — Primary Fund	$7	$(4)	$3	$37	$(1)	$(29)	$7
Reserve Fund — International Liquidity Fund	16	(13)	3	17	(1)	—	16

	$23	$(17)	$6	$54	$(2)	$(29)	$23

     Long-term investments classified as available-for-sale were as follows:

	September 30, 2009				December 31, 2008
			Gross			Gross	Gross
			Unrealized	Estimated		Realized	Unrealized	Estimated
	Cost	Redemptions	(Loss) Gain	Fair Value	Cost	Loss	Loss	Fair Value
Auction rate securities — corporate credit risk	$95	$—	$(72)	$23	$95	$—	$(51)	$44
Auction rate securities — financial insurance companies	17	—	4	21	50	(33)	(2)	15
Mortgage-backed security	37	(5)	(18)	14	37	—	(16)	21
Marketable equity security	2	—	18	20	2	—	—	2

	$151	$(5)	$(68)	$78	$184	$(33)	$(69)	$82

     RAI has five investments in auction rate securities linked to corporate credit risk, four investments in auction rate securities related to financial insurance companies, one investment in a mortgage-backed security and one investment in a marketable equity security. Investments classified as available-for-sale were carried at fair value and included in other assets and deferred charges, and unrealized gains and losses, net of tax, were reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2009. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found. The mortgage-backed security matures in March 2010. RAI is in the process of evaluating its alternatives surrounding extending this investment beyond 2010.
     RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. Since the adoption of authoritative GAAP in June 2009, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings, and the noncredit component in other comprehensive loss for those securities which RAI does not intend to sell and as to which it is more likely than not that RAI will not be required to sell the securities prior to recovery.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RAI determined the change in the fair value of the investments in the auction rate securities linked to corporate credit risk was temporary as of September 30, 2009, primarily based on estimated cash flows of the investments, present and expected defaults of the underlying collateral and RAI’s ability and intent to hold such investments. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of the securities is related to present market conditions and that the investments will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable these securities will eventually recover, and RAI has no intention of, and does not believe there will be a requirement for, selling these securities in the foreseeable future.
     In 2008, three of the four investments in auction rate securities related to financial insurance companies were other-than-temporarily impaired. During the first nine months of 2009, the fair value of those three investments increased above their amortized cost, generating unrealized gains. The decline in the fair value of the remaining investment has been determined by RAI to be temporary as of September 30, 2009, primarily based on estimated cash flows of this security, near-term prospects and financial condition of the issuer and RAI’s ability and intent to hold such investment. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of this security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable this security will eventually recover, and RAI has no intention of, and does not believe there will be a requirement for, selling any of these securities in the foreseeable future.
     RAI determined the change in the fair value of the investment of the mortgage-backed security, classified above sub-prime at inception, was also temporary as of September 30, 2009, primarily based on estimated cash flows of the security as well as the underlying collateral. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of the mortgage-backed security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions surrounding the housing markets improve. RAI believes it is probable this security will recover as the lowering of interest rates and the assistance of government-related funds will result in refinancing opportunities. In addition, during the first nine months of 2009, RAI received $5 million in principal payments on the mortgage-backed security. RAI has no intention of, and does not believe there will be a requirement for, selling this security in the foreseeable future and has the ability to allow financial markets to recover and ultimately realize the value of this investment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7 — Inventories
     The major components of inventories were as follows:

	September 30, 2009	December 31, 2008
Leaf tobacco	$875	$993
Other raw materials	61	60
Work in process	80	58
Finished products	204	145
Other	38	26

Total	1,258	1,282
Less LIFO allowance	163	112

	$1,095	$1,170

     RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2009, as interim periods represent an estimate of the expected annual valuation.
Note 8 — Income Taxes
     The provision for income taxes in the third quarter of 2009 was $217 million, for an effective rate of 37.5%, compared with $123 million, for an effective rate of 36.8%, in the third quarter of 2008. The provision for income taxes in the first nine months of 2009 was $451 million, for an effective rate of 37.6%, compared with $630 million, for an effective rate of 36.8%, in the first nine months of 2008. The effective tax rate for the first nine months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective rate for the first nine months of 2008 was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings.
     The effective rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
     The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $161 million and $159 million at September 30, 2009 and December 31, 2008, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in tax expense. The gross amount of interest accrued at September 30, 2009 and December 31, 2008, was $53 million and $50 million, respectively. The gross amount of penalties accrued was $12 million at September 30, 2009 and December 31, 2008.
     Gross increases in unrecognized tax benefits related to tax positions were $7 million for the nine months ended September 30, 2009, consisting of $5 million for current year tax positions and $2 million for prior year tax positions.
     Gross decreases in unrecognized tax benefits were $8 million for the nine months ended September 30, 2009, consisting of $2 million for prior year tax positions, $3 million for settlement with taxing authorities and $3 million for statute expirations.
     As of September 30, 2009, $56 million of unrecognized tax benefits and $45 million of interest and penalties, if recognized, would affect the effective tax rate.
     Included in the provision for income taxes for the nine months ended September 30, 2009, was $4 million of additional tax expense, including $3 million of interest expense, net of federal benefit, and penalties associated with unrecognized tax benefits. Comparable amounts for the three and nine months ended September 30, 2008, were $2 million and $11 million of additional tax expense, including $1 million and $3 million of interest expense, net of federal benefit, and penalties, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RAI filed a federal consolidated income tax return for the years 2005 through 2008. The statute of limitations remains open for the years 2006 through 2008. There are no IRS examinations scheduled at this time for these open years.
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
Note 9 — Borrowing Arrangements
     On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI.
     Effective July 3, 2009, RAI entered into a Second Amendment to Credit Agreement, referred to as the Second Amendment, amending RAI’s credit facility. The Second Amendment amends the credit facility by, among other things:
•	terminating the revolving loan commitment of Lehman Commercial Paper Inc., which filed for protection under Chapter 11 of the federal Bankruptcy Code on October 5, 2008, and thereby reducing the total revolving loan commitment under the credit facility from $550 million to $498 million;

•	amending the definition of “Lender Default” and certain related definitions;

•	granting RAI the right under certain circumstances to terminate the revolving loan commitment of a Defaulting Lender, as defined in the credit facility, if RAI is unable to replace such Defaulting Lender; and

•	otherwise clarifying the rights and responsibilities of the parties to the credit facility upon the occurrence of a Lender Default.
Note 10 — Financial Instruments
Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes in the aggregate, was $4.3 billion and $3.5 billion with an effective average annual interest rate of approximately 5.5% and 5.7%, as of September 30, 2009 and December 31, 2008, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.
     Interest rate swaps existed on the following principal amounts of debt:

	Fixed to Floating Rate	Floating to Fixed Rate	Fixed to Floating Rate
	September 30, 2009	September 30, 2009	December 31, 2008
RJR 7.25% notes, due 2012	$44	$44	$57

Total swapped RJR debt	44	44	57

RAI 7.25% notes, due 2012	306	306	393
RAI 7.625% notes, due 2016	450	450	450
RAI 6.75% notes, due 2017	700	700	700

Total swapped RAI debt	1,456	1,456	1,543

Total notional amount	$1,500	$1,500	$1,600

     Historically, the interest rate swap agreements were derivative instruments that qualified for hedge accounting. RAI and RJR assess at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value of the hedged item. Ineffectiveness results when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to derivative instruments during 2009 or 2008. As detailed below, at September 30, 2009, RAI and RJR had no derivative instruments designated as hedges.
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
     As of September 30, 2009, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	6.22 years	6.22 years

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Interest rate swaps are presented in the condensed consolidated balance sheets at fair value as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Designated as hedging instrument:
Other assets and deferred charges	$—	$287
Long-term debt (less current maturities)	—	(287)

Not designated as hedging instrument:
Other assets and deferred charges	256	—
Long-term debt (less current maturities)	(244)	—
Other noncurrent liabilities	(4)	—
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest and debt expense	$(12)	$(11)	$(36)	$(31)
Other (income) expense, net	(11)	—	(7)	—
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 11 — Commitments and Contingencies
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of the first nine months of 2009 and 2008 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of September 30, 2009. However, as of September 30, 2009, RJR Tobacco had an accrual for $2 million related to non-smoking and health litigation, and RJR, and its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in 1999 in connection with certain non-smoking and health indemnification claims asserted by JTI relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and “— Other Contingencies” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet (unaudited) as of September 30, 2009.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     During the third quarter of 2009, 19 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2009, there were 4,163 cases, including 654 individual smoker cases pending in West Virginia state court as a consolidated action and 3,323 Engle Progeny Cases, involving approximately 8,740 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 3,207 total cases on September 30, 2008, pending in the United States against RJR Tobacco or its affiliates or indemnitees.
     As of October 9, 2009, 211 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 201 in the United States; one in Puerto Rico; eight in Canada; and one in Israel. Of the 201 total U.S. cases, 24 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,596 Broin II or the 3,326 Engle Progeny Cases, as discussed below, pending as of October 9, 2009.
     The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of October 9, 2009, exclusive of the Broin II and Engle Progeny Cases:

Number of
State	U.S. Cases
Florida	25
New York	22
Missouri	20
Louisiana	16
Maryland	13
California	12
Illinois	9
Mississippi	6
West Virginia	6 *
Georgia	4
Connecticut	4
Pennsylvania	4
Alabama	4
Ohio	3
District of Columbia	3
New Mexico	3
Kentucky	2
Delaware	2
Washington	2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases
Kansas	2
Minnesota	2
North Carolina	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
New Jersey	2
Arkansas	1
Maine	1
Arizona	1
Michigan	1
Oregon	1
South Carolina	1
Alaska	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1
Texas	1
Total	201 **

*	Includes as one case the 654 cases pending as a consolidated action In Re: Tobacco LITIGATION Individual Personal Injury Cases, described below.

**	Of the 201 pending U.S. cases, 27 are pending in federal court, 173 in state court and 1 in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of October 9, 2009, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of July 10, 2009, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on July 31, 2009, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	July 10, 2009	Page
Case Type	of October 9, 2009	Increase/(Decrease)	Reference
Individual Smoking and Health	106	(16)	28
West Virginia IPIC (Number of Plaintiffs)*	1(654)	No Change(-33)	30
Engle Progeny (Number of Plaintiffs)**	3,326 (8,741)	50(-38)	30
Broin II	2,596	(21)	31
Class-Action	15	(3)	32
Health-Care Cost Recovery	4	No Change	38
State Settlement Agreements-Enforcement and Validity	59	No Change	43
Antitrust	2	No Change	46
Other Litigation and Developments	14	1	47

*	The West Virginia Individual Personal Injury Cases have been separated from the Individual Smoking and Health cases for reporting purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

**	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.
     Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the federal RICO case brought by the U.S. Department of Justice.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of October 9, 2009, RJR Tobacco had been served in 3,326 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,741 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of October 9, 2009, RJR Tobacco was aware of 28 additional cases that have been filed but not served (with 307 plaintiffs).
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeals upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. Oral argument on the defendants’ appeal occurred on September 1, 2009. A decision is pending.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco company defendants and remanded to the trial court for further proceedings. The defendants sought rehearing and/or rehearing en banc, but that motion was denied by the appellate court on September 22, 2009. On September 28, 2009, the defendants filed a motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S Supreme Court.
     For a detailed description of these cases, see “— Class-Action Suits — Engle Case,” “— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases” and “— Health-Care Cost Recovery Cases — Department of Justice Case” below.
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
     Payments under the State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relevant market share and inflation. See “— Health-Care Cost Recovery Cases — State

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Settlement Agreements” below for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2009 compared to recent years. The following table lists the non-Engle Progeny tobacco-related trials scheduled, as of October 9, 2009, for RJR Tobacco or its affiliates and indemnitees through September 30, 2010. There are 62 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through September 30, 2010, but it is not known how many of these cases will actually be tried.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction
November 18, 2009	Williams v. Brown and Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)

February 1, 2010	In Re: Tobacco Litigation — IPIC v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	Circuit Court Kanawha County (Charleston, WV)

March 5, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court District of Connecticut (Bridgeport, CT)

May 18, 2010	Power v. John Crane-Houdaille, Inc. [Individual]	RJR Tobacco, B&W	Circuit Court Baltimore City (Baltimore, MD)

June 7, 2010	City of St. Louis v. American Tobacco Company [Health Care Reimbursement]	RJR Tobacco, B&W	Circuit Court City of St. Louis (St. Louis, MO)

July 5, 2010	Rials v. Philip Morris USA, Inc. [Individual]	RJR Tobacco	U.S. District Court Southern District (Jackson, MS)

July 19, 2010	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)
     Trial Results. From January 1, 1999 through October 9, 2009, 60 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 39 cases, including four mistrials, tried in Florida (13), New York (4), Missouri (4), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).
     Additionally, from January 1, 1999 through October 9, 2009, 27 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants were tried. Verdicts were returned in favor of the defendants in 15 cases, including two mistrials, tried in Florida (7), California (3), New Hampshire (1), New York (1), Pennsylvania (1), Rhode Island (1) and Tennessee (1). Verdicts in favor of the plaintiffs were returned in 11 cases tried in California (4), Florida (4), Oregon (2) and Illinois (1).
     One smoking and health case (and no health-care cost recovery case) in which RJR Tobacco was a defendant was tried in the third quarter of 2009. In Campbell v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on August 19, 2009. For a detailed description of the case, see “— Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following chart reflects the verdicts in the smoking and health cases that have been tried and remain pending as of October 9, 2009, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	See “— Engle Progeny Cases” below.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	See “— Individual Smoking and Health Cases” below.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

May 2, 2007	Whiteley v. R. J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	See “— Individual Smoking and Health Cases” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.5 million in actual damages, 50% of fault assigned to RJR Tobacco which reduced the award to $775,000. No punitive damages awarded.	See “— Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 20, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in actual damages; 50% of fault assigned to RJR Tobacco which reduced the award to $600,000. No punitive damages awarded.	See “— Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in actual damages, 66% of fault assigned to RJR Tobacco which reduced the award to $3.3 million, $25 million in punitive damages	See “— Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco which reduced the award to $3.04 million	See “— Engle Progeny Cases” below.
Individual Smoking and Health Cases
     As of October 9, 2009, 106 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC Cases discussed below. A total of 103 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2009 to September 30, 2009, or remained on appeal as of September 30, 2009.
     In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris, in May 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco appealed. RJR Tobacco deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal. On October 14, 2009, the California Court of Appeal affirmed the final judgment against RJR Tobacco. The defendants’ petition for rehearing is due on October 29, 2009.
     On August 15, 2003, a jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review of certain issues. Briefing to the Superior Court is complete. A decision is pending.

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
     Judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages, the original jury award reduced by 50%, and $5 million in punitive damages, the amount to which the plaintiff stipulated. On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007. On September 29, 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages verdict and remanded the case to the Kings County Supreme Court for a new trial on punitive damages.
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiff on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiff was awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began July 27, 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. On August 11, 2009, the jury returned a verdict for the plaintiffs finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. On September 24, 2009, B&W filed a motion for a new trial and a motion for judgment notwithstanding the verdict.
     On March 18, 2005, in Rose v. Brown & Williamson Tobacco Corp., a case filed in December 1996 in New York Supreme Court, County of New York, a jury returned a verdict in favor of RJR Tobacco, but returned a $3.42 million compensatory damages verdict against B&W and Philip Morris, of which $1.71 million was assigned to B&W. A punitive damages verdict of $17 million against Philip Morris only was returned by the jury on March 28, 2005. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover $15 million in compensatory damages and $35 million in punitive damages. The plaintiffs, Norma Rose and Leonard Rose, allege that their use of the defendants’ products caused them to become addicted to nicotine and develop lung cancer, chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Oral argument on B&W’s appeal in the Appellate Division, New York Supreme Court, First Department occurred on December 12, 2006. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $2.058 million on February 7, 2006. On April 10, 2008, the Appellate Division reversed the judgment in the plaintiffs’ favor and ordered that the case be dismissed. On May 8, 2008, the plaintiffs filed a notice of appeal. On December 16, 2008, the New York Court of Appeals affirmed the order. On August 17, 2009, the court discharged the supersedeas bond posted by RJR Tobacco. On October 5, 2009, the U.S. Supreme Court denied the plaintiff’s petition for writ of certiorari.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
West Virginia IPIC
     In West Virginia, as of October 9, 2009, there were 694 cases (of which 654 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in Kanawha County Circuit Court in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial is scheduled to begin February 1, 2010.
Engle Progeny Cases
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of October 9, 2009, RJR Tobacco had been served in 3,326 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 8,741 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery, and several are expected to be tried in 2009. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., was filed in February 2001, and is pending in Circuit Court, Miami-Dade County, Florida, against the major U.S. cigarette manufacturers seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The case was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs on the loss of consortium claim from $12.5 million to $0.125 million, decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s verdict for the plaintiff and to dismiss the plaintiff’s punitive damages claim. On January 3, 2007, the plaintiff filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed its review of Engle and after further submissions by the parties. The court granted the plaintiff’s motion for entry of judgment on August 14, 2008 awarding the plaintiff, Robin Lukacs, as personal representative of the estate of John and Yolanda Lukacs, the sum of $24.8 million plus interest applicable at the yearly statutory rates from June 11, 2002. On October 17, 2008, the plaintiff withdrew her request for punitive damages. On November 12, 2008, the court entered final judgment. On December 1, 2008, the defendants filed a notice of appeal. Briefing is underway. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of approximately $15.2 million on March 19, 2009.
     On March 24, 2009, in Gelep v. R. J. Reynolds Tobacco Co., a case filed in October 1998 in Circuit Court, Pinellas County, Florida, a jury returned a verdict in favor of the defendants. The plaintiff, Mary Gelep, alleged that use of the defendants’ products caused Mr. Gelep to develop lung cancer, kidney cancer and other smoking related conditions and/or diseases which resulted in his death. The plaintiff was seeking an unspecified amount of actual and punitive damages. The plaintiff’s motion for new trial or, in the alternative, a motion for judgment notwithstanding the verdict was denied on April 30, 2009. On May 27, 2009, the plaintiff filed a notice of appeal to the Second District Court of Appeal, but in September 2009, the plaintiff voluntarily dismissed the appeal with prejudice and agreed to pay $50,000 in costs and attorneys’ fees to each of the defendants.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On May 5, 2009, a jury returned a verdict in favor of the plaintiff in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida. The plaintiff, Melba Sherman, alleged that as a result of using the defendants’ products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded actual damages of $1.5 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 on June 8, 2009, which represents 50% of the actual damages award. In June 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. On July 1, 2009, the plaintiff filed a notice of cross appeal of the final judgment.
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
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in actual damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilda Martin, sought an unspecified amount of actual and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. The trial court denied RJR Tobacco’s various post-trial motions, including a motion for a new trial based on defects in the punitive damages phase, and alternatively, for remittitur of the punitive damages award. The court entered final judgment on September 13, 2009, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the First District Court of Appeal on September 18, 2009. On October 6, 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million. On October 8, 2009, the plaintiff filed a notice of cross-appeal of the final judgment.
     In Kaplan v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, jury prequalification began on May 27, 2009. The plaintiff alleged that as a result of her addiction to the defendants’ cigarettes, she suffers from chronic obstructive pulmonary disease and other alleged smoking-related medical conditions and diseases. The plaintiff is seeking an unspecified amount of actual and punitive damages. On June 1, 2009, the judge declared a mistrial. The case has been rescheduled for trial during the first quarter trial docket in 2010.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault, and PM USA and Liggett Group each to be 2% at fault for the decedent’s injuries, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. On September 13, 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. The defendants have filed various post-trial motions and are awaiting a decision. On September 30, 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $3 million.
Broin II Cases
     As of October 9, 2009, there were 2,596 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.
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
Class-Action Suits
     Overview. As of October 9, 2009, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, Georgia and New Mexico. All pending class-action cases are discussed below.
     The pending class-actions against RJR Tobacco or its affiliates or indemnitees include eight cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri, and New Mexico and are discussed below under “— ‘Lights’ Cases.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. Oral argument in the Louisiana Court of Appeals occurred on September 1, 2009. A decision is pending.
     Peoples v. Reynolds American Inc., filed November 17, 2008 in the U.S. District Court for the Northern District of Georgia, is a purported RICO class action on behalf of Georgia smokers claiming that RAI, Altria and Lorillard, and/or their affiliates wrongfully influenced the federal government’s National Cancer Institute not to recommend CT scans as a routine lung cancer screening test for smokers. Plaintiffs claim that the NCI’s failure to endorse the test leads insurers to deny reimbursement and persuades doctors not to order the tests as a result. The plaintiffs seek a variety of damages, including damages under RICO, punitive damages, attorneys’ fees, interest and costs. On September 11, 2009, the court granted the defendants’ motion to dismiss for failure to state a claim.
     Jackson v. R. J. Reynolds Tobacco Co., filed in May 2009, in the U.S. District Court for the Northern District of Georgia, is another purported RICO class action on behalf of Georgia smokers claiming that the major U.S. cigarette manufacturers, including RJR Tobacco, influenced the National Cancer Institute not to recommend CT scans as a routine lung cancer screening test for smokers. The plaintiffs seek a variety of damages, including alleged contemplated damages under RICO, punitive damages, attorney’s fees, interest and costs. On July 13, 2009, the defendants filed a motion to stay the case and, in the alternative, motion to dismiss. The defendants also have filed a motion to dismiss for failure to state a claim.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for former class members to file individual lawsuits. As of October 9, 2009, 3,326 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 8,741 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.
     In the second quarter of 2007, RJR Tobacco’s motions for discharge of RJR Tobacco’s and B&W’s civil supersedeas bonds related to the punitive damages award were granted, and RJR Tobacco received the full amount of the $100 million cash collateral that it had posted. In the fourth quarter of 2007, the defendants’ petition for writ of certiorari and petition for rehearing with the U.S. Supreme Court were both denied. As a result, the verdicts in favor of Mary Farnan and Angie Della Vecchia, mentioned above, became final. On February 8, 2008, RJR Tobacco paid approximately $5.9 million relating to the compensatory damages verdicts mentioned above. In May 2008, the court granted the parties’ joint motion to sever moving plaintiffs’ claims. Plaintiffs Raymond Lacey, Michael Matyi and Loren Lowery have filed new cases. Plaintiff Howard Engle filed a stipulation for dismissal with prejudice, which the court ordered on July 2, 2008. On January 7, 2009, plaintiff Marilyn Calhoun’s motion for relief from judgment, which sought to extend the deadline for filing Engle Progeny Cases beyond January 11, 2008, was denied by the Florida Supreme Court.
     Since the Florida Supreme Court’s July 6, 2006 opinion, six Engle Progeny Cases have proceeded to trial against RJR Tobacco or B&W. RJR Tobacco expects that other Engle Progeny Cases will proceed to trial against RJR Tobacco and/or B&W in 2009. For further information on Engle Progeny Cases, see “— Engle Progeny Cases” above.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. On May 18, 2009, California Supreme Court issued an opinion reversing the decision issued by the trial court and affirmed by the California Court of Appeal that decertified the class to the extent that it was based upon the conclusion that all class members were required to demonstrate Proposition 64 standing, and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can demonstrate, standing. The defendants’ petition for rehearing was denied on August 12, 2009. The case was remanded to the trial court for further proceedings.
     “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (3), Missouri (2), Minnesota (2), and New Mexico (1). The classes in these cases generally seek to recover $50,000

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
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
     The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007. On December 18, 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment on February 4, 2009. On March 3, 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 4, 2009 order and remand to the circuit court. Briefing is underway.
     In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class on November 14, 2001. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied on July 11, 2003. On October 17, 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the denial of its emergency stay/supremacy order request and remanded the case to the circuit court. There is currently no activity in the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment and remanded the case to the District Court. On February 27, 2008, RJR Tobacco’s motion to stay its January 3, 2008, petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc. was granted. On January 20, 2009, the Minnesota Supreme Court issued an order vacating the February 27, 2008, order that granted RJR Tobacco’s petition for review. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., the case is likely to become active in 2009. On July 22, 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses.
     In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005, to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. On February 1, 2008, the court stayed the case until the completion of the appeal in Dahl v. R. J. Reynolds Tobacco Co. and Good v. Altria Group, Inc., and that stay has now been lifted. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery, and the parties are engaged in class certification discovery. A class certification hearing is scheduled for January 7, 2010. This case is likely to remain active through 2009. On July 22, 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses.
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint on March 31, 2009. On July 5, 2009, the plaintiffs filed an additional motion for class certification. On September 8, 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the lights claims as to all defendants other than Philip Morris.
     In Williams v. Philip Morris USA, Inc., a case filed in July 2009 in the U.S. District Court for the Eastern District of Arkansas against PM USA, Altria, RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all Arkansas residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “light” or “ultra-light.” The plaintiffs allege breach of express warranty, breach of implied warranty of merchantability, fraudulent concealment, negligence, gross negligence and unjust enrichment. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages, restitution, disgorgement of profits, establishment of a trust for reimbursement and the funding of a smoking cessation program, punitive damages, attorneys’ fees and costs. On July 22, 2009, the plaintiffs filed an amended complaint omitting RJR Tobacco and RAI as defendants.
     In VanDyke v. R. J. Reynolds Tobacco Co., a case filed in August 2009 in the U.S. District Court for the District of New Mexico, the plaintiffs brought the case on behalf of all New Mexico residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “lights” or “ultra lights.” The

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
plaintiffs allege fraudulent misrepresentation, breach of express warranty, breach of implied warranties of merchantability and of fitness for a particular purpose, violations of the New Mexico Unfair Practices Act, unjust enrichment, negligence and gross negligence. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages to the plaintiff and the class but not damages for personal injury or health-care claims.
     On April 17, 2009, plaintiffs in several pending “lights” cases filed a motion before the Federal Panel on Multi-District Litigation to transfer and consolidate 11 “lights” cases for pretrial proceedings. Among the cases sought to be consolidated was Cleary, as well as nine additional cases currently pending against Philip Morris. Ultimately, Cleary was withdrawn from the request for consolidation, and the remaining cases, as well as additional cases filed thereafter, were consolidated and transferred to Judge John Woodcock of the U.S. District Court for the District of Maine by the Multi-District Litigation panel. Philip Morris and Altria are the only defendants in those cases.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of October 9, 2009, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2007 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

											2013 and
	2007	2008	2009		2010		2011		2012		thereafter
First Four States’ Settlements: (1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204		204
Remaining States’ Settlement:
Annual Payments (1)	7,004	8,004		8,004		8,004		8,004		8,004		8,004
Base Foundation Funding	25	25		—		—		—		—		—
Growers’ Trust (2)	500	500		295		295		—		—		—
Offset by federal tobacco buyout(2)	(500)	(500)		(295)		(295)		—		—		—

Total	$8,389	$9,389		$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,821	$2,703		—		—		—		—		—
Settlement cash payments	$2,616	$2,830		—		—		—		—		—
Projected settlement expenses			$	>2,500	$	>2,700	$	>2,700	$	>2,700	$	>2,700
Projected settlement cash payments			$	>2,200	$	>2,500	$	>2,700	$	>2,700	$	>2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The defendants sought rehearing and/or rehearing en banc, but that motion was denied by the appellate court on September 22, 2009. On September 28, 2009, the defendants filed a motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S. Supreme Court.
     International Cases. A number of foreign countries have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. No such cases currently are pending in the United States against RJR Tobacco and its current or former affiliates or indemnitees.
     Four health-care reimbursement cases and four “lights” class-actions are pending against RJR Tobacco, its current or former affiliates, or B&W outside the United States, seven in Canada and one in Israel. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. JTI has, subject to a reservation of rights, assumed RJR Tobacco and its current or former affiliates’ liability, if any, and is defending those actions.
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for B.C. residents arising from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants, including RJR Tobacco was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action, filed in January 2001, and pending in Supreme Court, British Columbia. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In September 2008, the trial date of September 6, 2010, was adjourned to a target trial date in September 2011.
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
     On September 30, 2009, a case was filed on behalf of Her Majesty the Queen in Right of the Province of Ontario, Canada, against certain cigarette manufacturers, including RJR Tobacco, in the Ontario Superior Court of Justice. The plaintiff seeks to recover the present value of total expenditures by the Province for health care benefits resulting or expecting to result from tobacco-related diseases or risk of tobacco-related diseases, costs or special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: deceit and misrepresentation, failure to warn, promotion of cigarettes to children and adolescents, negligent design and manufacture, breaches of other common law, equitable and statutory duties and obligations and conspiracy and concerted action in Canada. RJR Tobacco has yet to enter its appearance in the case.
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
     In Adams v. Canadian Tobacco Manufacturers’ Council, a case filed in July 2009 in the Court of Queen’s Bench for Saskatchewan against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals who were alive on July 10, 2009, and who have suffered, or who currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed or distributed by the defendants. The plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products to putative class members; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
     In Dorion v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009, in the Court of Queen’s Bench of Alberta against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
behalf of all individuals, including their estates, dependants and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants. The plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products in Alberta; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
     In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in 2009 in the Court of Queen’s Bench of Manitoba against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals, including their estates, and their dependants and family members, who purchased or smoked cigarettes manufactured by the defendants. The plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive and exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products in Manitoba; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
     In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals, including their estates, dependants and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period of January 1, 1954, to the expiry of the opt out period as set by the court. The plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive and exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products in Nova Scotia and Canada; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
     Native American Tribe Cases. As of October 9, 2009, one Native American tribe case was pending before a tribal court in South Dakota against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of October 9, 2009, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for June 7, 2010. Earlier this year, RJR Tobacco filed a motion for summary judgment based on the plaintiffs’ lack of proof linking the defendants’ allegedly wrongful conduct with the claimed damages. On June 30, 2009, the court denied that motion, but granted leave to the plaintiffs to file additional expert reports on or before September 30, 2009. The plaintiffs filed additional expert reports on September 30, 2009, in which they named a new expert and raised new liability theories. On September 11, 2009, the defendants filed a motion for partial summary judgment on the plaintiffs’ claims for future damages and for fraud.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Other Cases. On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim for lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs’ motion for reconsideration was denied on April 24, 2009. On May 20, 2009, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On September 1, 2009, the defendants filed a motion for summary affirmance, or in the alternative, to dismiss the appeal for lack of subject matter jurisdiction and for stay of the briefing schedule. The stay was granted on September 3, 2009, pending determination of the motion for summary affirmance.
     On August 31, 2009, RJR Tobacco and Conwood joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act of 2009, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge Congress’s decision to give the U.S. Food and Drug Administration, referred to as the FDA, regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For a detailed description of the FDA Tobacco Act, see “—Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.
State Settlement Agreements-Enforcement and Validity
     As of October 9, 2009, there were 59 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 11, 2008, General filed a second complaint, for declaratory relief under the MSA in the California Superior Court for the County of San Diego against the State of California and RJR Tobacco and other PMs under the MSA. General’s complaint seeks a declaration that a proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nations” provision or require that the settling states agree to make similar payment relief available to other PMs. RJR Tobacco filed an answer to the complaint on February 17, 2009. On March 9, 2009, RJR Tobacco and certain other PMs filed a motion for summary judgment or, in the alternative, for summary adjudication. On March 17, 2009, a group of subsequent participating manufacturers, referred to as SPMs, filed a similar motion. The SPMs’ motion was granted on July 20, 2009. RJR Tobacco’s and certain other PMs’ motion for summary judgment was granted on July 21, 2009. On September 4, 2009, the plaintiffs filed a notice of appeal.
     In December 2007, nine states (California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington) sued RJR Tobacco claiming that an advertisement published in Rolling Stone magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. In addition, three states (Connecticut, New York and Maryland) also claimed that a direct mail piece distributed by RJR Tobacco violated the MSA prohibition against distributing utilitarian items bearing a tobacco brand name. Each state sought injunctive relief and punitive monetary sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. (The issue has not been resolved definitively by the other court at this time.)
     Five of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals recently reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and has remanded the case for further proceedings.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. RJR Tobacco appealed this decision, which has been briefed and argued.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the Ohio or California courts.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
RJR Tobacco believes it has strong bases for appeal in the Ohio, California, Washington and Pennsylvania cases. RJR Tobacco is awaiting a ruling by the MSA court in Illinois.
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
     As of October 9, 2009, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. On August 5, 2009, the last court to address the issue, the Montana Supreme Court, revised a ruling by the Montana First Judicial District Court, and ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. A petition for rehearing was filed by RJR Tobacco and certain other PMs on August 20, 2009. On September 10, 2009, the petition for rehearing was denied. The orders compelling arbitration in the remaining 47 states are now final and/or non-appealable.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Montana is one of the settling states that signed the Arbitration Agreement. Thus, notwithstanding the ruling of the Montana Supreme Court with respect to the arbitrability of the Diligent Enforcement issue, Montana is contractually obligated to participate with the other states in the arbitration that will address all remaining issues related to the dispute pertaining to the 2003 NPM Adjustment.
     Other NPM Adjustment Claims. From 2006 to 2008, proceedings were initiated with respect to an NPM Adjustment for 2004, 2005 and 2006. The Adjustment Requirements were satisfied with respect to the NPM Adjustment for each of 2004, 2005 and 2006. As a result:
•	in April 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment (representing its share of the 2004 NPM Adjustment as calculated by the MSA independent auditor), and in April 2008, placed approximately $431 million of its 2008 MSA payment (representing its share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments) into the disputed payments account; and

•	in April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor.
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
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of October 9, 2009, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Other Litigation and Developments
     By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below:
•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against, and purported to serve summonses on, JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co., Puerto Rico, referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991, through December 31, 1996. The charges allege fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling, and in 2007, the Court of Appeal announced a unanimous decision in favor of the companies’ position and dismissed the government’s appeal.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to March 15, 2010. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, $4.3 billion Canadian; Ontario, $1.5 billion Canadian; New Brunswick, $1.5 billion Canadian; Quebec, $1.4 billion Canadian; British Columbia, $450 million Canadian; Nova Scotia, $326 million Canadian; Prince Edward Island, $75 million Canadian and Manitoba, $23 million Canadian. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003. Discussions regarding possible agreed-upon procedures for adjudicating and appellate review of the claims and defenses asserted in the CCAA Proceedings are taking place.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages. Mr. Smith subsequently filed a substantively identical claim in the Superior Court of Justice in Ontario and proposed that the action be tried in Toronto.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. RJR Tobacco expensed $6 million during the first nine months of 2009 and $9 million during the first nine months of 2008, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation. In addition, as of December 31, 2008, RJR, including its subsidiary RJR Tobacco, had liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. At the time, no ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint. On April 15, 2009, the court granted the defendants’ motion to dismiss the third amended complaint without prejudice. On September 3, 2009, the court issued a ruling to show cause as to why the case should not be dismissed with prejudice and finality. The Hurdle plaintiffs filed a fourth amended complaint under the Hurdle docket number on October 2, 2009, and filed a motion for leave to file a fourth amended complaint and a notice of filing with the Multidistrict Litigation panel on October 5, 2009.
     On May 23, 2001, and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland (“Star I”). Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages, including a reasonable royalty, to compensate for the infringement; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Trial began on May 18, 2009. On June 16, 2009, the jury returned a verdict in favor of RJR Tobacco. On July 7, 2009, Star filed a combined motion for a judgment as a matter of law or a new trial, which RJR Tobacco has opposed. The court has not yet ruled on Star’s motion, nor has it entered final judgment in Star I.
     In addition, both of Star’s patents are now undergoing reexamination in the PTO, based on substantial new questions of patentability that exist for both patents. On September 11, 2009, the PTO issued an office action rejecting the claims currently under reexamination.
     Finally, on May 29, 2009, Star filed a follow-on lawsuit in the U.S. District Court for the District of Maryland (“Star II”) seeking damages for alleged infringement in 2003 and thereafter of the patents held invalid and not infringed in Star I. Star has moved to stay Star II pending entry of final judgment and appeal in Star I. RJR Tobacco has opposed Star’s requested stay and has advised the court that Star II should be dismissed in view of Star I.
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
Smokeless Tobacco Litigation
     As of October 9, 2009, Conwood Company, LLC was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 654 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
     On September 4, 2009, Conwood Company, LLC, among others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. Conwood contends the statute violates the constitutions of Oregon and the United States. For a more detailed description of the STMSA, see “—Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.
Tobacco Buyout Legislation and Related Litigation
     On October 22, 2004, the President signed the Fair and Equitable Tobacco Reform Act of 2004, referred to as FETRA, eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in FETRA is funded by a direct quarterly assessment on every tobacco product

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court granted summary judgment in favor of Maryland and Pennsylvania and denied summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On December 16, 2008, the North Carolina Court of Appeals, in a 2-1 decision, reversed the Business Court and remanded the case for entry of judgment in favor of RJR Tobacco and the other tobacco manufacturers/settlors. On January 20, 2009, Maryland and Pennsylvania filed an appeal of right based on the dissenting opinion and also filed a petition for discretionary review on certain additional issues. On January 30, 2009, RJR Tobacco and the other tobacco manufacturers/settlors filed a response to the states’ petition for discretionary review. On March 19, 2009, the North Carolina Supreme Court granted the states’ petition for discretionary review. Oral argument before the North Carolina Supreme Court took place on September 10, 2009. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On November 19, 2007, the plaintiff filed a motion for class certification, which the court granted on September 29, 2008. The district court ordered mediation, which occurred on July 10, 2008, but no resolution of the case was reached at that time. On September 18, 2008, each of the plaintiffs and the defendants filed motions for summary judgment, and on January 9, 2009, the defendants filed a motion to decertify the class. Decisions on these motions remain pending. A second mediation occurred on June 23, 2009, but again no resolution of the case was reached. The case is scheduled for trial commencing on January 11, 2010.
Employment Litigation
     On March 19, 2007, in Marshall v. R. J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri alleging violations of the Fair Labor Standards Act, referred to as FLSA. The allegations include failure to keep accurate records of all hours worked by RJR Tobacco’s employees and failure to pay wages and overtime compensation to non-exempt retail representatives. The total number of current or former retail representatives participating as of October 9, 2009, was 469, including those who have opted in the Marshall case and subsequent lawsuits filed in New York and California as described below.
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
     It is anticipated that plaintiffs will file a stipulated dismissal of 89 of the opt in plaintiffs no later than October 25, 2009. As a result, the number of current or former retail representatives participating in the lawsuit will be 380.
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
Other Contingencies
     In connection with the sale of the international tobacco business to JTI, pursuant to the 1999 Purchase Agreement, RJR and RJR Tobacco agreed to indemnify JTI against:
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 12 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2008	$—	$8,463	$(531)	$(1,695)	$6,237
Net income	—	—	747	—	747	$747
Retirement benefits, net of $55 million tax expense(1)	—	—	—	82	82	82
Unrealized gain on long-term investments, net of $1 million tax benefit	—	—	—	1	1	1
Cumulative translation adjustment, net of $9 million tax expense	—	—	—	8	8	8

Total comprehensive income	—	—	—	—		$838

Dividends — $2.55 per share	—	—	(746)	—	(746)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	31	—	—	31
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of September 30, 2009	$—	$8,490	$(530)	$(1,604)	$6,356

(1)	Includes $39 million, net of $27 million tax expense, for changes in the demographic data used in the calculation of the long-term retirement benefits liability.
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first nine months of 2009, at a cost of $5 million, RAI purchased 152,155 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
     On February 3, 2009, May 6, 2009 and July 16, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share, or $3.40 on an annualized basis, to shareholders of record as of March 10, 2009, June 10, 2009 and September 10, 2009, respectively.
Note 13 — Stock Plans
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
     As an equity-based grant, compensation expense relating to the February 2009 LTIP grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $33.10. Dividends paid on shares of RAI common stock will accumulate on the units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $10.20 per share for the three-year performance period ending December 31, 2011, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14 — Segment Information
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of September 30, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest-selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of September 30, 2009, and KODIAK. Conwood launched CAMEL Dip, a premium moist snuff, in lead markets during the second quarter of 2009. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, as well as WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
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
     Segment Data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net sales:
RJR Tobacco	$1,867	$1,994	$5,513	$5,858
Conwood	177	181	512	536
All Other	108	97	298	274

Consolidated net sales	$2,152	$2,272	$6,323	$6,668

Operating income:
RJR Tobacco	$532	$304	$1,170	$1,268
Conwood	93	98	193	275
All Other	36	24	85	75
Corporate expense	(25)	(27)	(66)	(76)

Consolidated operating income	$636	$399	$1,382	$1,542

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Reconciliation to income before income taxes:
Operating income	$636	$399	$1,382	$1,542
Interest and debt expense	60	68	190	208
Interest income	(5)	(16)	(15)	(51)
Gain on termination of joint venture	—	—	—	(328)
Other expense, net	2	13	9	3

Income before income taxes	$579	$334	$1,198	$1,710

	September 30,	December 31,
	2009	2008
Assets:
RJR Tobacco	$14,877	$15,338
Conwood	4,380	4,386
All Other	1,443	1,384
Corporate	15,505	15,647
Elimination adjustments	(18,567)	(18,601)

Consolidated assets	$17,638	$18,154

Note 15 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT, the indirect parent of B&W. The following is a summary of balances and transactions with such BAT affiliates.
     Balances:

	September 30,	December 31,
	2009	2008
Accounts receivable, BAT	$65	$91
Due to BAT	3	3
Deferred revenue, BAT	13	50
     Transactions for the nine months ended September 30:

	2009	2008
Net sales, related party, BAT	$306	$338
Research and development services billed to BAT	2	2
Purchases from BAT	10	11
Equipment lease payments to BAT	1	—
     RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract-manufactured cigarettes is generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales during the nine months ended September 30, 2009.
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
     RJR Tobacco recorded in selling, general and administrative expenses, funds to indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 11.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $4.3 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2009
Net sales	$—	$2,035	$40	$(30)	$2,045
Net sales, related party	—	107	—	—	107
Cost of products sold	—	1,149	19	(30)	1,138
Selling, general and administrative expenses	—	354	17	—	371
Amortization expense	—	7	—	—	7

Operating income (loss)	—	632	4	—	636
Interest and debt expense	58	2	—	—	60
Interest income	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(30)	29	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	(9)	11	—	—	2

Income (loss) before income taxes	(19)	603	6	(11)	579
Provision for (benefit from) income taxes	(8)	224	1	—	217
Equity income from subsidiaries	373	6	—	(379)	—

Net income	$362	$385	$5	$(390)	$362

For the Three Months Ended September 30, 2008
Net sales	$—	$2,148	$41	$(33)	$2,156
Net sales, related party	—	116	—	—	116
Cost of products sold	—	1,242	20	(33)	1,229
Selling, general and administrative expenses	8	349	18	—	375
Amortization expense	—	5	—	—	5
Restructuring charge	6	81	4	—	91
Trademark impairment charge	—	173	—	—	173

Operating income (loss)	(14)	414	(1)	—	399
Interest and debt expense	65	2	1	—	68
Interest income	—	(10)	(6)	—	(16)
Intercompany interest (income) expense	(23)	22	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other expense, net	1	11	1	—	13

Income (loss) before income taxes	(57)	400	2	(11)	334
Provision for (benefit from) income taxes	(21)	144	—	—	123
Equity income from subsidiaries	247	3	—	(250)	—

Net income	$211	$259	$2	$(261)	$211

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2009
Net sales	$—	$5,998	$120	$(101)	$6,017
Net sales, related party	—	306	—	—	306
Cost of products sold	—	3,378	59	(100)	3,337
Selling, general and administrative expenses	10	1,070	49	—	1,129
Amortization expense	—	22	—	—	22
Trademark impairment charge	—	453	—	—	453

Operating income (loss)	(10)	1,381	12	(1)	1,382
Interest and debt expense	183	7	—	—	190
Interest income	—	(7)	(8)	—	(15)
Intercompany interest (income) expense	(85)	84	1	—	—
Intercompany dividend income	—	(32)	—	32	—
Other (income) expense, net	(3)	12	—	—	9

Income (loss) before income taxes	(105)	1,317	19	(33)	1,198
Provision for (benefit from) income taxes	(38)	488	1	—	451
Equity income from subsidiaries	814	20	—	(834)	—

Net income	$747	$849	$18	$(867)	$747

For the Nine Months Ended September 30, 2008
Net sales	$—	$6,307	$117	$(94)	$6,330
Net sales, related party	—	338	—	—	338
Cost of products sold	—	3,737	55	(94)	3,698
Selling, general and administrative expenses	17	1,082	49	—	1,148
Amortization expense	—	16	—	—	16
Restructuring charge	6	81	4	—	91
Trademark impairment charge	—	173	—	—	173

Operating income (loss)	(23)	1,556	9	—	1,542
Interest and debt expense	200	7	1	—	208
Interest income	(1)	(38)	(12)	—	(51)
Intercompany interest (income) expense	(63)	59	4	—	—
Intercompany dividend income	—	(32)	—	32	—
Gain on termination of joint venture	—	—	(328)	—	(328)
Other expense, net	3	—	—	—	3

Income (loss) before income taxes	(162)	1,560	344	(32)	1,710
Provision for (benefit from) income taxes	(57)	686	1	—	630
Equity income from subsidiaries	1,185	344	—	(1,529)	—

Net income	$1,080	$1,218	$343	$(1,561)	$1,080

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2009
Cash flows from operating activities	$274	$1,071	$16	$(472)	$889

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	16	—	—	17
Capital expenditures	—	(72)	(3)	—	(75)
Proceeds from termination of joint venture	—	—	24	—	24
Other, net	—	17	—	—	17
Intercompany investments	610	(610)	—	—	—
Intercompany notes receivable	40	17	—	(57)	—

Net cash flows from (used in) investing activities	651	(632)	21	(57)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(743)	(440)	—	440	(743)
Repayment of long-term debt	(189)	(11)	—	—	(200)
Excess tax benefit from stock-based compensation	1	—	—	—	1
Repurchase of common stock	(5)	—	—	—	(5)
Other, net	1	—	—	—	1
Dividends paid on preferred stock	(32)	—	—	32	—
Intercompany notes payable	(17)	(40)	—	57	—

Net cash flows used in financing activities	(984)	(491)	—	529	(946)

Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9

Net change in cash and cash equivalents	(59)	(52)	46	—	(65)
Cash and cash equivalents at beginning of period	272	2,091	215	—	2,578

Cash and cash equivalents at end of period	$213	$2,039	$261	$—	$2,513

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2008
Cash flows from operating activities	$649	$899	$32	$(752)	$828

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	208	—	—	208
Capital expenditures	—	(90)	(5)	—	(95)
Proceeds from termination of joint venture	—	—	164	—	164
Other, net	(8)	(33)	28	—	(13)
Intercompany notes receivable	40	(28)	—	(12)	—

Net cash flows from investing activities	32	57	187	(12)	264

Cash flows from (used in) financing activities:
Dividends paid on common stock	(752)	(720)	—	720	(752)
Excess tax benefit from stock-based compensation	2	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	1
Repurchase of common stock	(207)	—	—	—	(207)
Other, net	1	—	—	—	1
Dividends paid on preferred stock	(32)	—	—	32	—
Intercompany notes payable	98	(40)	(70)	12	—

Net cash flows used in financing activities	(889)	(760)	(70)	764	(955)

Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net change in cash and cash equivalents	(208)	196	126	—	114
Cash and cash equivalents at beginning of period	243	1,885	87	—	2,215

Cash and cash equivalents at end of period	$35	$2,081	$213	$—	$2,329

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2009
Assets
Cash and cash equivalents	$213	$2,039	$261	$—	$2,513
Short-term investments	1	5	—	—	6
Accounts receivable, net	—	77	16	—	93
Accounts receivable, related party	—	65	—	—	65
Notes receivable	—	1	34	—	35
Other receivables	4	10	1	—	15
Inventories	—	1,063	35	(3)	1,095
Deferred income taxes, net	9	902	1	—	912
Prepaid expenses and other	7	339	—	(4)	342
Short-term intercompany notes and interest receivable	80	58	—	(138)	—
Other intercompany receivables	259	—	15	(274)	—

Total current assets	573	4,559	363	(419)	5,076
Property, plant and equipment, net	7	956	27	—	990
Trademarks and other intangible assets, net	—	2,791	4	—	2,795
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,040	1,387	—	(3,427)	—
Investment in subsidiaries	9,653	467	—	(10,120)	—
Other assets and deferred charges	312	182	138	(29)	603

Total assets	$12,585	$18,508	$540	$(13,995)	$17,638

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,396	$—	$—	$2,396
Accounts payable and other accrued liabilities	396	783	34	(4)	1,209
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	13	—	—	13
Current maturities of long-term debt	300	—	—	—	300
Short-term intercompany notes and interest payable	32	81	25	(138)	—
Other intercompany payables	—	274	—	(274)	—

Total current liabilities	728	3,550	59	(416)	3,921
Intercompany notes and interest payable	1,387	2,040	—	(3,427)	—
Long-term debt (less current maturities)	4,022	122	—	—	4,144
Deferred income taxes, net	—	263	—	(30)	233
Long-term retirement benefits (less current portion)	73	2,525	16	—	2,614
Other noncurrent liabilities	19	350	1	—	370
Shareholders’ equity	6,356	9,658	464	(10,122)	6,356

Total liabilities and shareholders’ equity	$12,585	$18,508	$540	$(13,995)	$17,638

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$272	$2,091	$215	$—	$2,578
Short-term investments	1	22	—	—	23
Accounts receivable, net	—	68	16	—	84
Accounts receivable, related party	—	91	—	—	91
Notes receivable	—	1	34	—	35
Other receivables	9	27	1	—	37
Inventories	—	1,145	27	(2)	1,170
Deferred income taxes, net	12	825	1	—	838
Prepaid expenses and other	35	128	4	(4)	163
Short-term intercompany notes and interest receivable	81	65	—	(146)	—
Other intercompany receivables	68	—	6	(74)	—

Total current assets	478	4,463	304	(226)	5,019
Property, plant and equipment, net	7	999	25	—	1,031
Trademarks and other intangible assets, net	—	3,266	4	—	3,270
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,080	1,409	—	(3,489)	—
Investment in subsidiaries	9,751	430	—	(10,181)	—
Other assets and deferred charges	349	180	160	(29)	660

Total assets	$12,665	$18,913	$501	$(13,925)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$2,321	$—	$—	$2,321
Accounts payable and other accrued liabilities	350	974	29	(4)	1,349
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	200
Short-term intercompany notes and interest payable	40	81	25	(146)	—
Other intercompany payables	—	74	—	(74)	—

Total current liabilities	579	3,514	54	(224)	3,923
Intercompany notes and interest payable	1,409	2,080	—	(3,489)	—
Long-term debt (less current maturities)	4,362	124	—	—	4,486
Deferred income taxes, net	—	311	—	(29)	282
Long-term retirement benefits (less current portion)	64	2,755	17	—	2,836
Other noncurrent liabilities	14	375	1	—	390
Shareholders’ equity	6,237	9,754	429	(10,183)	6,237

Total liabilities and shareholders’ equity	$12,665	$18,913	$501	$(13,925)	$18,154

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 17 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2009
Net sales	$—	$—	$1,790	$295	$(40)	$2,045
Net sales, related party	—	—	106	1	—	107
Cost of products sold	—	—	1,080	99	(41)	1,138
Selling, general and administrative expenses	—	1	292	78	—	371
Amortization expense	—	—	7	—	—	7

Operating income (loss)	—	(1)	517	119	1	636
Interest and debt expense	58	3	—	(1)	—	60
Interest income	—	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(30)	(1)	(12)	43	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	(9)	12	(1)	—	—	2

Income (loss) before income taxes	(19)	(4)	532	80	(10)	579
Provision for (benefit from) income taxes	(8)	(5)	204	26	—	217
Equity income from subsidiaries	373	333	6	—	(712)	—

Net income	$362	$334	$334	$54	$(722)	$362

For the Three Months Ended September 30, 2008
Net sales	$—	$—	$1,923	$291	$(58)	$2,156
Net sales, related party	—	—	114	2	—	116
Cost of products sold	—	—	1,186	101	(58)	1,229
Selling, general and administrative expenses	8	—	302	65	—	375
Amortization expense	—	—	6	(1)	—	5
Restructuring charge	6	—	81	4	—	91
Trademark impairment charge	—	—	173	—	—	173

Operating income (loss)	(14)	—	289	124	—	399
Interest and debt expense	65	2	—	1	—	68
Interest income	—	(1)	(10)	(5)	—	(16)
Intercompany interest (income) expense	(23)	(1)	(22)	46	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense, net	1	10	1	1	—	13

Income (loss) before income taxes	(57)	1	320	81	(11)	334
Provision for (benefit from) income taxes	(21)	(5)	123	26	—	123
Equity income from subsidiaries	247	200	4	—	(451)	—

Net income	$211	$206	$201	$55	$(462)	$211

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2009
Net sales	$—	$—	$5,319	$854	$(156)	$6,017
Net sales, related party	—	—	299	7	—	306
Cost of products sold	—	—	3,195	298	(156)	3,337
Selling, general and administrative expenses	10	2	896	221	—	1,129
Amortization expense	—	—	21	1	—	22
Trademark impairment charge	—	—	377	76	—	453

Operating income (loss)	(10)	(2)	1,129	265	—	1,382
Interest and debt expense	183	7	—	—	—	190
Interest income	—	—	(6)	(9)	—	(15)
Intercompany interest (income) expense	(85)	(5)	(39)	129	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other (income) expense, net	(3)	12	—	—	—	9

Income (loss) before income taxes	(105)	16	1,174	145	(32)	1,198
Provision for (benefit from) income taxes	(38)	(5)	452	42	—	451
Equity income from subsidiaries	814	740	18	—	(1,572)	—

Net income	$747	$761	$740	$103	$(1,604)	$747

For the Nine Months Ended September 30, 2008
Net sales	$—	$—	$5,646	$846	$(162)	$6,330
Net sales, related party	—	—	332	6	—	338
Cost of products sold	—	—	3,563	297	(162)	3,698
Selling, general and administrative expenses	17	1	921	209	—	1,148
Amortization expense	—	—	16	—	—	16
Restructuring charge	6	—	81	4	—	91
Trademark impairment charge	—	—	173	—	—	173

Operating income (loss)	(23)	(1)	1,224	342	—	1,542
Interest and debt expense	200	7	—	1	—	208
Interest income	(1)	(2)	(35)	(13)	—	(51)
Intercompany interest (income) expense	(63)	(7)	(69)	139	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Other (income) expense, net	3	(2)	2	—	—	3

Income (loss) before income taxes	(162)	35	1,326	543	(32)	1,710
Provision for (benefit from) income taxes	(57)	—	616	71	—	630
Equity income from subsidiaries	1,185	1,055	345	—	(2,585)	—

Net income	$1,080	$1,090	$1,055	$472	$(2,617)	$1,080

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2009
Cash flows from operating activities	$274	$1,127	$834	$146	$(1,492)	$889

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	5	10	1	—	17
Capital expenditures	—	—	(33)	(42)	—	(75)
Proceeds from termination of joint venture	—	—	—	24	—	24
Other, net	—	1	16	—	—	17
Intercompany investments	610	(610)	—	—	—	—
Intercompany notes receivable	40	8	14	—	(62)	—

Net cash flows from (used in) investing activities	651	(596)	7	(17)	(62)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(743)	(440)	(1,020)	—	1,460	(743)
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Excess tax benefit from stock-based compensation	1	—	—	—	—	1
Repurchase of common stock	(5)	—	—	—	—	(5)
Other, net	1	—	—	—	—	1
Dividends paid on preferred stock	(32)	—	—	—	32	—
Intercompany notes payable	(17)	3	—	(48)	62	—

Net cash flows used in financing activities	(984)	(448)	(1,020)	(48)	1,554	(946)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9

Net change in cash and cash equivalents	(59)	83	(179)	90	—	(65)
Cash and cash equivalents at beginning of period	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of period	$213	$89	$1,798	$413	$—	$2,513

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2008
Cash flows from operating activities	$649	$646	$841	$75	$(1,383)	$828

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	—	208	—	—	208
Capital expenditures	—	—	(55)	(40)	—	(95)
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	(8)	(8)	(16)	19	—	(13)
Intercompany notes receivable	40	71	(100)	—	(11)	—

Net cash flows from investing activities	32	63	37	143	(11)	264

Cash flows from (used in) financing activities:
Dividends paid on common stock	(752)	(650)	(631)	(70)	1,351	(752)
Excess tax benefit from stock-based compensation	2	—	—	—	—	2
Proceeds from stock options exercised	1	—	—	—	—	1
Repurchase of common stock	(207)	—	—	—	—	(207)
Other, net	1	—	—	—	—	1
Dividends paid on preferred stock	(32)	—	—	—	32	—
Intercompany notes payable	98	2	—	(111)	11	—

Net cash flows used in financing activities	(889)	(648)	(631)	(181)	1,394	(955)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)

Net change in cash and cash equivalents	(208)	61	247	14	—	114
Cash and cash equivalents at beginning of period	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of period	$35	$86	$1,870	$338	$—	$2,329

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2009
Assets
Cash and cash equivalents	$213	$89	$1,798	$413	$—	$2,513
Short-term investments	1	1	3	1	—	6
Accounts receivable, net	—	—	32	61	—	93
Accounts receivable, related party	—	—	64	1	—	65
Notes receivable	—	1	—	34	—	35
Other receivables	4	—	7	4	—	15
Inventories	—	—	711	387	(3)	1,095
Deferred income taxes, net	9	1	877	25	—	912
Prepaid expenses and other	7	—	320	19	(4)	342
Short-term intercompany notes and interest receivable	80	32	177	—	(289)	—
Other intercompany receivables	259	—	—	—	(259)	—

Total current assets	573	124	3,989	945	(555)	5,076
Property, plant and equipment, net	7	—	786	197	—	990
Trademarks and other intangible assets, net	—	—	1,472	1,323	—	2,795
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,040	190	1,387	—	(3,617)	—
Investment in subsidiaries	9,653	7,820	448	—	(17,921)	—
Other assets and deferred charges	312	63	347	138	(257)	603

Total assets	$12,585	$8,197	$13,732	$5,474	$(22,350)	$17,638

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,363	$33	$—	$2,396
Accounts payable and other accrued liabilities	396	6	694	117	(4)	1,209
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	13	—	—	13
Current maturities on long-term debt	300	—	—	—	—	300
Short-term intercompany notes and interest payable	32	133	—	124	(289)	—
Other intercompany payables	—	46	195	18	(259)	—

Total current liabilities	728	185	3,268	292	(552)	3,921
Intercompany notes and interest payable	1,387	—	—	2,230	(3,617)	—
Long-term debt (less current maturities)	4,022	122	—	—	—	4,144
Deferred income taxes, net	—	—	—	491	(258)	233
Long-term retirement benefits (less current portion)	73	34	2,406	101	—	2,614
Other noncurrent liabilities	19	106	239	6	—	370
Shareholders’ equity	6,356	7,750	7,819	2,354	(17,923)	6,356

Total liabilities and shareholders’ equity	$12,585	$8,197	$13,732	$5,474	$(22,350)	$17,638

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2008
Assets
Cash and cash equivalents	$272	$6	$1,977	$323	$—	$2,578
Short-term investments	1	6	14	2	—	23
Accounts receivable, net	—	—	38	46	—	84
Accounts receivable, related party	—	—	88	3	—	91
Notes receivable	—	1	—	34	—	35
Other receivables	9	1	23	4	—	37
Inventories	—	—	784	388	(2)	1,170
Deferred income taxes, net	12	—	806	20	—	838
Prepaid expenses and other	35	—	125	10	(7)	163
Short-term intercompany notes and interest receivable	81	35	183	—	(299)	—
Other intercompany receivables	68	19	—	2	(89)	—

Total current assets	478	68	4,038	832	(397)	5,019
Property, plant and equipment, net	7	—	856	168	—	1,031
Trademarks and other intangible assets, net	—	—	1,869	1,401	—	3,270
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,080	207	1,408	—	(3,695)	—
Investment in subsidiaries	9,751	8,000	413	—	(18,164)	—
Other assets and deferred charges	349	63	310	161	(223)	660

Total assets	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

Liabilities and shareholders’ equity
Tobacco settlement accruals	$—	$—	$2,288	$33	$—	$2,321
Accounts payable and other accrued liabilities	350	7	857	142	(7)	1,349
Due to related party	—	—	2	1	—	3
Deferred revenue, related party	—	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	—	200
Short-term intercompany notes and interest payable	40	130	2	127	(299)	—
Other intercompany payables	—	—	89	—	(89)	—

Total current liabilities	579	148	3,288	303	(395)	3,923
Intercompany notes and interest payable	1,409	—	—	2,286	(3,695)	—
Long-term debt (less current maturities)	4,362	124	—	—	—	4,486
Deferred income taxes, net	—	—	—	505	(223)	282
Long-term retirement benefits (less current portion)	64	32	2,646	94	—	2,836
Other noncurrent liabilities	14	106	263	7	—	390
Shareholders’ equity	6,237	7,928	8,000	2,238	(18,166)	6,237

Total liabilities and shareholders’ equity	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2009 with the third quarter of 2008 and the first nine months of 2009 with the first nine months of 2008. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of September 30, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from GPI.
     RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of September 30, 2009, and KODIAK. Conwood launched CAMEL Dip, a premium moist snuff, in lead markets during the second quarter of 2009. Conwood’s other products include loose leaf chewing tobacco, dry snuff, plug and twist tobacco products, as well as WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
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
     On June 22, 2009, President Obama signed into law the FDA Tobacco Act, granting the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. Provisions of the FDA Tobacco Act are effective over a time period ranging from 90 days to over 39 months. For additional information on the FDA Tobacco Act, see the “—Governmental Activity” section below.

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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 3.5% in the first nine months of 2009 and have grown at an average rate of approximately 6% per year over the last four years, driven by the accelerated growth of price-value brands. The growth in the moist snuff volumes is lower in 2009 than prior years due to adjustments in trade inventories following the federal excise tax increase and changes in competitive promotional strategies. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years.
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
     As discussed in note 11 to condensed consolidated financial statements (unaudited), RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of October 9, 2009, RJR Tobacco had paid approximately $7 million since January 1, 2007, related to unfavorable judgments.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. As of September 30, 2009, RJR Tobacco had $2 million accrued for non-smoking and health litigation, and RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in 1999 in connection with certain non-smoking and health indemnification claims asserted by JTI relating to certain activities of Northern Brands and related litigation.
     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, the Conwood companies or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 11 to condensed consolidated financial statements (unaudited).
Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The Conwood companies are not participants in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in note 11 to condensed consolidated financial statements (unaudited).
Intangible Assets
     Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are tested for impairment annually, in the fourth quarter. All trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. See note 3 to condensed consolidated financial statements (unaudited) for a discussion of the 2009 impairment charge.
Fair Value Measurement
     RAI determines fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances and expands disclosure about fair value measurements.
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.
     The levels of the fair value hierarchy are:
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
Investments
     RAI reviews investments for impairment on a quarterly basis. For those investments in an inactive market, RAI uses assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
     As of September 30, 2009, RAI held investments primarily in money market funds, auction rate securities, a mortgage-backed security and a marketable equity security. Certain money market funds are classified as short-term investments due to the liquidity restrictions by the fund managers preventing immediate withdrawal. Adverse changes in financial markets caused certain auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. Auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found.

     These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss. Credit loss of an other-than-temporary impairment is included in earnings and the noncredit component is recognized in other comprehensive loss for those securities in which RAI does not intend to sell and as to which it is more likely than not that RAI will not be required to sell the security prior to recovery. For additional information relating to these investments, see note 6 to condensed consolidated financial statements (unaudited).
Income Taxes
     Tax law requires certain items to be excluded or included in taxable income at different times than is required for book reporting purposes. These differences may be permanent or temporary in nature.
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
     To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes it is more likely than not that the deferred tax assets recorded in RAI’s consolidated balance sheets will be realized. To the extent a deferred tax liability is established, it is recorded, tracked and, once it becomes currently due and payable, paid to the taxing authorities.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Recently Adopted Accounting Pronouncements
     For additional information relating to recently adopted accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).
Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Net sales:(1)
RJR Tobacco	$1,867	$1,994	(6.4)%	$5,513	$5,858	(5.9)%
Conwood	177	181	(2.5)%	512	536	(4.5)%
All other	108	97	11.3%	298	274	8.8%

Net sales	2,152	2,272	(5.3)%	6,323	6,668	(5.2)%
Cost of products sold(1)(2)	1,138	1,229	(7.4)%	3,337	3,698	(9.8)%
Selling, general and administrative expenses	371	375	(1.1)%	1,129	1,148	(1.7)%
Amortization expense	7	5	40.0%	22	16	37.5%
Restructuring charge	—	91	NM (3)	—	91	NM (3)
Trademark impairment charge	—	173	NM (3)	453	173	NM (3)
Operating income:
RJR Tobacco	532	304	75.0%	1,170	1,268	(7.7)%

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Conwood	$93	$98	(5.1)%	$193	$275	(30.0)%
All other	36	24	50.0%	85	75	13.3%
Corporate expense	(25)	(27)	(7.4)%	(66)	(76)	(13.2)%

Operating income	$636	$399	59.4%	$1,382	$1,542	(10.4)%

(1)	Excludes excise taxes of:

	2009	2008	2009	2008
RJR Tobacco	$1,035	$438	$2,528	$1,276
Conwood	39	5	89	15
All other	81	49	195	138

	$1,155	$492	$2,812	$1,429

(2)	See below for further information related to the State Settlement Agreements and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change not meaningful.
RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Growth brands:
CAMEL excluding non-filter	5.5	6.3	(12.4)%	16.2	17.7	(8.6)%
PALL MALL	3.8	2.4	55.0%	10.2	6.2	63.3%

	9.3	8.7	6.4%	26.4	23.9	10.2%
Support brands	9.3	11.6	(20.1)%	29.1	35.5	(17.9)%
Non-support brands	2.0	2.8	(27.3)%	6.2	8.4	(26.4)%

Total domestic	20.6	23.1	(11.0)%	61.7	67.8	(9.1)%

Total premium	12.2	14.4	(15.1)%	36.8	42.5	(13.4)%
Total value	8.4	8.7	(4.1)%	24.9	25.3	(1.8)%
Premium/total mix	59.3%	62.2%		59.7%	62.7%
Industry(2):
Premium	56.5	66.1	(14.6)%	168.7	190.2	(11.3)%
Value	23.6	25.5	(7.4)%	69.7	71.5	(2.6)%

Total domestic	80.1	91.6	(12.6)%	238.3	261.7	(8.9)%

Premium/total mix	70.5%	72.2%		70.8%	72.7%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.
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
     RJR Tobacco’s net sales for the quarter ended September 30, 2009, decreased $127 million, or 6.4%, from the prior-year quarter, driven by $175 million attributable to lower cigarette volume. Net sales for the nine months ended September 30, 2009, decreased $345 million, or 5.9%, from the prior year, driven by $409 million attributable to lower cigarette volume. RJR Tobacco’s decreases in net sales and cigarette shipment volume primarily reflect a continued decline in consumption and the recent price increase resulting from the increase in the federal excise tax. RJR Tobacco’s total domestic cigarette shipment volume decreased 11.0% in the third quarter of 2009 and decreased 9.1% in the first nine months of 2009 compared with the same periods in 2008. Industry cigarette shipment volume for the third quarter of 2009 was down 12.6% and down 8.9% in the first nine months of 2009 compared with prior-year periods. RJR Tobacco’s and industry cigarette shipment volume declines for the full-year 2009 are expected to be higher than prior years as a result of the increase in the federal excise tax.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2)(3):

	For the Three Months Ended
	September 30,	June 30,	Share Point	September 30,	Share Point
	2009	2009	Change	2008	Change
Growth brands:
CAMEL excluding non-filter	7.7%	7.5%	0.2	7.8%	(0.1)
PALL MALL	5.0%	5.2%	(0.2)	2.8%	2.3

Total growth brands	12.7%	12.7%	—	10.5%	2.1
Support brands	12.7%	13.2%	(0.5)	14.5%	(1.8)
Non-support brands	2.8%	2.8%	—	3.4%	(0.6)

Total domestic	28.2%	28.7%	(0.5)	28.4%	(0.2)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on IRI/Capstone data as being a precise measurement of actual market share because it uses a sample and projection methodology that is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(3)	In 2009, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect actual retail sales. Prior year data has been adjusted to reflect the new methodology.
     The retail share of market of CAMEL’s filtered styles at 7.7 share points in the third quarter of 2009 was slightly lower than the third quarter of 2008. CAMEL Crush has captured 0.7 share points in the third quarter of 2009, as the success of this style continues to be a key driver in the growing menthol category. RJR Tobacco expanded the use of the capsule technology found in CAMEL Crush to CAMEL’s core menthol styles in the third quarter of 2009, giving adult smokers the choice of two levels of menthol.
     CAMEL Snus was expanded nationally in the first quarter of 2009, and in the third quarter of 2009, gained market share of more than 0.3 percent on a cigarette equivalent basis that assumes a can of snus is equal to a pack of cigarettes. Two new styles of CAMEL Snus will be launched in limited markets in the fourth quarter of 2009.
     PALL MALL’s market share increased 2.3 share points in the third quarter of 2009 compared with the third quarter of 2008. RJR Tobacco believes that recent PALL MALL promotions have converted many adult smokers to the brand. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the first nine months of 2009 showed a strong improvement of 2.1 share points over the same period in 2008.
Operating Income
     RJR Tobacco’s operating income for the quarter ended September 30, 2009, increased $228 million to $532 million from $304 million for the quarter ended September 30, 2008. During the third quarter of 2008, RJR Tobacco recorded an impairment charge of $173 million related to the reclassification of the KOOL brand from a growth brand to a support brand. Additionally, during the third quarter of 2008, RJR Tobacco recorded $81 million related to a restructuring to streamline non-core business processes and programs.
     RJR Tobacco’s operating income for the nine months ended September 30, 2009, decreased $98 million to $1,170 million from $1,268 million for the nine months ended September 30, 2008. An impairment charge of $377 million was recorded in the first quarter of 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax. The impairment charge was based on the excess of certain brands’ carrying value over their fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%. RJR Tobacco’s operating income for the nine months ended September 30, 2009, was favorably impacted by higher pricing, lower promotional spending and productivity gains resulting from the 2008 restructuring. These gains were more than offset by lower cigarette volume, higher pension expense, higher legal expense and initial FDA expenses.
     RJR Tobacco’s expense under the State Settlement Agreements and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Settlements	$630	$686	$1,880	$2,050

Federal tobacco quota buyout	$58	$57	$173	$180

     Expenses under the State Settlement Agreements are expected to be approximately $2.5 billion in 2009, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $225 million to $235 million in 2009. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 11 to condensed consolidated financial statements (unaudited).
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $31 million and $21 million for the three months ended September 30, 2009 and 2008, respectively; and $92 million and $73 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in product liability defense costs in 2009 compared with 2008 is due primarily to the increase in Engle Progeny cases. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 11 to condensed consolidated financial statements (unaudited).
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
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 11 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 11 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2010.
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the increased level of activity in RJR Tobacco’s pending cases, including the increased number of cases in trial and scheduled for trial, RJR Tobacco’s product liability defense costs have increased in 2009 compared with the most recent years. In addition, it is possible that other adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
Conwood
Net Sales
     The moist snuff shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Premium:
KODIAK	12.6	13.6	(7.1)%	35.5	39.5	(10.0)%
Other	0.8	0.7	9.6%	2.2	2.1	3.0%

	13.4	14.3	(6.2)%	37.7	41.6	(9.3)%

Price-value:
GRIZZLY	80.7	69.8	15.6%	226.5	205.9	10.0%
Other	0.3	0.4	(28.9)%	0.9	1.3	(29.0)%

	81.0	70.2	15.3%	227.4	207.2	9.7%

Total moist snuff	94.4	84.5	11.7%	265.1	248.8	6.6%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

     Conwood’s net sales for the three months ended September 30, 2009, were $177 million, a decrease of $4 million compared with net sales of $181 million for the three months ended September 30, 2008. Net sales for the nine months ended September 30, 2009, were $512 million, a decrease of $24 million compared with net sales of $536 million for the nine months ended September 30, 2008. GRIZZLY, Conwood’s leading price-value moist snuff brand, continues to grow moist snuff sales and was the leading brand in the U.S. as of September 30, 2009. During the first quarter of 2009, pricing was significantly reduced by a competitor on its premium and certain price-value brands in an attempt to gain market share. KODIAK, Conwood’s leading premium moist snuff brand, reduced pricing at the end of the first quarter of 2009 to stabilize performance and remain competitive. This price reduction on KODIAK and a delay in the price increase on GRIZZLY to cover the additional federal excise tax were the primary drivers of the decrease in sales during 2009 compared with 2008.
     The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Three Months Ended
	September 30,	June 30,	Share	September 30,	Share
	2009	2009	Point Change	2008	Point Change
Premium:
KODIAK	3.9%	3.7%	0.2	4.1%	(0.2)
Other	0.3%	0.2%	0.1	0.2%	0.1

	4.2%	3.9%	0.3	4.3%	(0.1)

Price-value:
GRIZZLY	25.6%	25.4%	0.2	23.5%	2.1
Other	0.1%	0.1%	—	0.2%	(0.1)

	25.7%	25.5%	0.2	23.7%	2.1

Total moist snuff	29.9%	29.4%	0.5	28.0%	1.9

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 73% of Conwood’s revenue in the third quarter of 2009 and approximately 70% for the first nine months of 2009, compared with approximately 67% of Conwood’s revenue in the third quarter of 2008 and approximately 66% for the first nine months of 2008. Conwood’s U.S. moist snuff market share was 29.9% in the third quarter of 2009 and 28.0% in the third quarter of 2008 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Moist snuff industry shipment volume grew over 3.5% in the first nine months of 2009 compared with the same period in 2008.
     GRIZZLY had a 25.6% share of moist snuff shipments in the third quarter of 2009, an increase of 2.1 share points from the third quarter of 2008, due in part to the success of new GRIZZLY styles. GRIZZLY launched mint and straight pouch styles in the first quarter of 2009. In the industry, pouch styles have grown almost 25% in 2009 and now account for over 7% of moist snuff sales. GRIZZLY’s pouch styles generated two-thirds of the pouch growth in the industry during 2009.

     Conwood launched CAMEL Dip, a premium moist snuff, in two styles, Wintergreen Wide Cut and Dark Milled, in lead markets during the second quarter of 2009.
     The shipment share of KODIAK declined 0.2 share points in the third quarter of 2009 compared with the third quarter of 2008 due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession. KODIAK’s price reduction during March 2009 aligned KODIAK with other premium brands, making it more competitive, which Conwood believes will stabilize the brand’s performance.
Operating Income
     Conwood’s operating income for the three months ended September 30, 2009, decreased $5 million from $98 million for the three months ended September 30, 2008. Operating income for the first nine months of 2009 was $193 million, a decrease of $82 million over the first nine months of 2008, primarily impacted by a trademark impairment charge of $76 million. The impairment charge was a result of impairment testing triggered by certain price reductions and the anticipated sales impact due to the increase in the federal excise tax effective April 1, 2009. The 2009 impairment occurred on several of Conwood’s brands, including KODIAK, driven by the decrease in its list price to meet competition, as well as the federal excise tax impact on multiple loose leaf and little cigar brands. The impairment charge was based on the excess of certain brands’ carrying value over their fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.
     Conwood’s operating income for the first nine months of 2009 was also unfavorably impacted by the temporary absorption of the federal excise tax increase on moist snuff as well as lower margins on KODIAK.
RAI Consolidated
     Interest and debt expense was $60 million for the quarter and $190 million for the nine months ended September 30, 2009, decreases of $8 million and $18 million from the respective comparable periods in the prior year. These decreases were primarily due to lower effective interest rates in 2009 as compared with 2008.
     Interest income was $5 million for the quarter and $15 million for the nine months ended September 30, 2009, decreases of $11 million and $36 million compared with the quarter and nine months ended September 30, 2008, respectively. These decreases were the result of investing available cash at lower interest rates in 2009.
     Other expense, net was $2 million for the quarter ended September 30, 2009, and $13 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, other expense, net was $9 million and $3 million for the nine months ended September 30, 2008.
     Provision for income taxes was $217 million, for an effective rate of 37.5%, for the three months ended September 30, 2009, compared with $123 million, for an effective rate of 36.8%, for the three months ended September 30, 2008. The provision for income taxes was $451 million, for an effective rate of 37.6%, for the nine months ended September 30, 2009, compared with $630 million, for an effective rate of 36.8%, for the nine months ended September 30, 2008. The effective tax rate for the first nine months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The 2008 provision was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings. RAI expects its effective rate for the full-year of 2009 to be approximately 38.0%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
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
     RAI has evaluated the liquidity of key suppliers and significant customers as of September 30, 2009. Where there were liquidity concerns identified with key suppliers, contingency plans are being developed. To date, no business interruptions have occurred caused by key supplier liquidity. No liquidity issues were identified regarding significant customers.
     As of September 30, 2009, RAI held investments primarily in money market funds, auction rate securities, a mortgage-backed security and a marketable equity security. Certain money market funds are classified as short-term investments due to liquidity restrictions by the fund managers preventing immediate withdrawal. Given such restrictions, these funds will not be available until the underlying investments mature or are sold. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these money market funds, auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. At September 30, 2009, RAI considered the mortgage-backed security, the auction rate securities linked to corporate credit risk and one of the auction rate securities related to financial insurance companies to be temporarily impaired.
Cash Flows
     Net cash flows from operating activities were $889 million in the first nine months of 2009, compared with net cash flows from operating activities of $828 million in the first nine months of 2008. This change was driven primarily by the partial retention of the 2009 MSA payment and lower taxes paid, partially offset by higher pension payments, higher litigation bonds posted in the first nine months of 2009, as well as lower interest received in 2009.
     Net cash flows used in investing activities were $17 million in the first nine months of 2009, compared with cash flows from investing activities of $264 million for the first nine months of 2008. The 2008 amount included higher proceeds from the termination of the joint venture as well as higher proceeds from short-term investments.
     Net cash flows used in financing activities were $946 million in the first nine months of 2009, compared with $955 million in the prior-year period. Dividends paid on common stock in 2009 were lower as a result of the share repurchase program. Although common stock repurchases were lower in 2009 when compared with 2008, they were nearly offset by long-term debt repaid in 2009.
Borrowing Arrangements
     The principal amount of RAI’s and RJR’s outstanding long-term notes were $4.2 billion as of September 30, 2009. RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. As of September 30, 2009, RAI and RJR have effectively converted $1.6 billion of fixed-rate notes swapped to a variable rate of interest, to a fixed rate of interest of approximately 4.0%. For additional information regarding RAI’s interest rate swap transactions, see note 10 to the condensed consolidated financial statements (unaudited).

     At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008.
     On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI. For additional information regarding RAI’s credit facility, see note 9 to the condensed consolidated financial statements (unaudited).
     At September 30, 2009, RAI had $15 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $483 million of the credit facility was available for borrowing.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2009.
Dividends
     On May 6, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on July 1, 2009, to shareholders of record as of June 10, 2009.
     On July 16, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.85 per common share. The dividend was paid on October 1, 2009, to shareholders of record as of September 10, 2009.
     On October 6, 2009, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividend will be paid on January 4, 2010, to shareholders of record as of December 10, 2009. On an annualized basis, the dividend rate is $3.60 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares of RAI common stock repurchased by RAI are cancelled at the time of repurchase. During the first nine months of 2009, at a cost of $5 million, RAI purchased 152,155 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
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
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $75 million and $95 million for the first nine months of 2009 and 2008, respectively. The decrease was primarily the result of lower information technology spending and lower discretionary spending at RJR Tobacco. RAI’s operating subsidiaries plan to spend an additional $70 million to $80 million for capital expenditures during the remainder of 2009. Approximately $50 million of the remaining capital expenditures for 2009 is associated with capacity expansion and FDA compliance at Conwood. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were approximately $13 million of material long-term commitments for capital expenditures as of September 30, 2009.
Retirement Benefits
     RAI expects to contribute up to $295 million to its pension plans in 2009, of which $168 million had been contributed as of September 30, 2009. The remaining $127 million will be contributed in the fourth quarter of 2009. RAI increased the expected 2009 contribution amount from what it had anticipated in the first quarter of 2009 to allow RAI to achieve targeted funded status and possibly reduce RAI’s future contributions.
Litigation and Settlements
     RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 11 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of October 9, 2009, RJR Tobacco has paid approximately $7 million since January 1, 2007, related to unfavorable judgments. As of September 30, 2009, RJR Tobacco had $2 million accrued for non-smoking and health litigation, and RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in connection with certain non-smoking and health indemnification claims asserted by JTI relating to certain activities of Northern Brands and related litigation.
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
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 11 to condensed consolidated financial statements (unaudited), the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in note 11 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $2.9 billion for the years 2003 through 2008. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in note 11 to condensed consolidated financial statements (unaudited).

Governmental Activity
     The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:
•	significantly increase taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish fire standards compliance for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
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
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.07 per pack in South Carolina to $3.46 per pack in Rhode Island. As of September 30, 2009, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.14, compared with the 12-month rolling average of $1.00 as of December 31, 2008. As of September 30, 2009, 13 states and the District of Columbia had passed cigarette excise tax increases since January 1, 2009, and a number of other states were considering an increase in their cigarette excise taxes for 2009. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Cigars generally are taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 80% in Rhode Island. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.
     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may enact such a tax during its 2009 legislative session. As of September 30, 2009, 33 states taxed moist snuff, and 44 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 100% in Wisconsin. Other states have a unit tax or a weight-based tax. During the period from January 1, 2009 through September 30, 2009, three states and the District of Columbia enacted legislation changing from an ad valorem to a weight-based taxation system on moist snuff. One state and the District of Columbia changed to a weight-based system not only for moist snuff, but also for other tobacco products, including chewing tobacco and dry snuff. During this same period, one state passed legislation that changed its tax on moist snuff from weight-based to ad valorem. In total, as of September 30, 2009, 16 states passed tax increases on other tobacco products, and a number of other states are considering an increase in their taxes on other tobacco products for 2009.
     On July 16, 2009, Oregon enacted a statute including a requirement that smokeless tobacco manufacturers who are not signatories to the Smokeless Tobacco Master Settlement Agreement either certify compliance with certain requirements imposed by the STMSA or place into escrow $0.40 for every unit of smokeless tobacco sold in the state as security against certain types of claims that might be brought by Oregon or other “Releasing Parties” under the STMSA. On September 4, 2009, Conwood Company, LLC, among others, brought suit in Circuit Court, Madison County, Oregon (Conwood Company, LLC v. Kroger) to enjoin the enforcement of this Oregon statute contending the statute violates the constitutions of Oregon and the United States. For further information regarding this case, see note 11 to the condensed consolidated financial statements (unaudited).
     On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act. Under the FDA Tobacco Act, the FDA has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. Among other things, and under various deadlines from 90 days to over 39 months, the FDA will:
•	require different and larger warnings on packaging and advertising for cigarettes and smokeless tobacco products;

•	require practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	ban the use of characterizing flavors in cigarettes (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor but the impact of which on public health will be studied as discussed below);

•	require manufacturers to obtain FDA clearance for cigarette and smokeless tobacco products commercially launched or to be launched after February 15, 2007;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require manufacturers to report ingredients and harmful constituents;

•	require manufacturers to test ingredients and constituents identified by FDA and disclose this information to the public;

•	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;

•	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	be authorized to place more severe restrictions on the advertising, marketing and sale of tobacco products;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;

•	be authorized to require the reduction of nicotine and the reduction or elimination of other constituents; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.
     The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:
•	banning all tobacco products; and

•	requiring the reduction of nicotine yields of a tobacco product to zero.
     A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. RAI’s operating subsidiaries estimate the 2009 expense related to their FDA user fees will be approximately $20 million to $25 million, $6 million of which was expensed through the third quarter of 2009, and the expense for 2010 will be approximately $75 million to $85 million.
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

     On August 31, 2009, RJR Tobacco and Conwood joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc. v. United States of America), challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law.
     It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR Tobacco and Conwood that could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Philip Morris USA, Inc., which may be able to more quickly and cost-effectively comply with these new rules and regulations.
     In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that required all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. As of September 30, 2009, 48 states in addition to New York, as well as Washington, D.C., have enacted fire standard compliance legislation of their own, adopting the same testing standard set forth in the New York regulations described above. The cigarettes that RAI’s operating companies sell in these states comply with this standard. Wyoming remains the only state to have not enacted this type of legislation. Recognizing these legislative trends in conjunction with its effort to increase productivity and reduce complexity, RJR Tobacco announced, on October 25, 2007, its plans to voluntarily convert all of its brands to fire standard compliance paper by the end of 2009.
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
Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in note 11 to condensed consolidated financial statements (unaudited).
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and Conwood, see “— Other Contingencies” in note 11 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing taxation and regulation of tobacco products, including the recent federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or that the FDA will extend the ban on characterizing flavors to smokeless tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smokeless tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	declining liquidity in the financial markets, including bankruptcy of lenders participating in the credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
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
     The table below provides information, as of September 30, 2009, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
Investments:
Variable Rate	$2,471	$21	$—	$—	$—	$30	$2,522	$2,522
Average Interest Rate	0.1%	1.0%	—	—	—	2.1%	0.1%	—
Fixed-Rate	$—	$—	$—	$—	$—	$7	$7	$7
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$—	$300	$—	$450	$685	$2,375	$3,810	$3,941
Average Interest Rate(2)	—	6.5%	—	7.3%	7.4%	7.3%	7.2%	—
Variable Rate	$—	$—	$400	$—	$—	$—	$400	$392
Average Interest Rate(2)	—	—	1.3%	—	—	—	1.3%	—
Swaps – Fixed to Floating:
Notional Amount(3)	$—	$—	$—	$350	$—	$1,150	$1,500	$231
Average Variable Interest Pay Rate(2)	—	—	—	2.3%	—	1.7%	1.9%	—
Average Fixed Interest Receive Rate(2)	—	—	—	7.3%	—	7.1%	7.1%	—
Swaps – Floating to Fixed:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
Notional Amount(3)	$—	$—	$—	$350	$—	$1,150	$1,500	$21
Average Variable Interest Receive Rate(2)	—	—	—	2.3%	—	1.7%	1.9%	—
Average Fixed Interest Pay Rate(2)	—	—	—	3.8%	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of September 30, 2009, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps. See note 10 to condensed consolidated financial statements (unaudited) for additional information.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the nine months ended September 30, 2009, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.
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

     The following table summarizes RAI’s purchases of its common stock during the third quarter of 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid Per Share	or Programs	or Programs
July 1, 2009 to July 31, 2009	321	$43.73	—	$—
August 1, 2009 to August 31, 2009	514	45.56	—	—
September 1, 2009 to September 30, 2009	486	45.13	—	—

Third Quarter Total	1,321	44.96	—	—

(1)	RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain option exercises and vesting of restricted stock grants under the LTIP.
Item 5. Other Information
     Effective January 1, 2010, RAI’s Web site, www.ReynoldsAmerican.com, will be the primary source of publicly disclosed news about RAI and its operating companies. RAI will use the Web site as its primary means of distributing quarterly earnings and other company news. RAI encourages investors and others to register at www.ReynoldsAmerican.com to receive alerts when news about the company has been posted.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Reynolds American Inc. Executive Severance Plan, as amended and restated effective August 1, 2009 (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated July 21, 2009).

10.2	Second Amendment to Credit Agreement, dated June 30, 2009, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated July 8, 2009).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

101.REF*	XBRL taxonomy extension reference linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: October 27, 2009	/s/ Thomas R. Adams

Thomas R. Adams
Executive Vice President and Chief Financial Officer