Form 10-K
period 2009-12-31
REYNOLDS AMERICAN INC
filed 2010-02-19
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                                (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2009, was approximately $6.5 billion, based on the closing price of $38.62. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 29, 2010: 291,441,336 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 22, 2010, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Reynolds American Inc., referred to as RAI, is a holding company whose operating subsidiaries include the second largest cigarette manufacturer in the United States, R. J. Reynolds Tobacco Company, and the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, which prior to January 1, 2010, was known as Conwood Company, LLC. RAI was incorporated in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, RAI combined the U.S. assets, liabilities and operations of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock. Also, as a result of the B&W business combination, Lane, Limited, referred to as Lane, became a direct, wholly owned subsidiary of RAI.

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

In 2006, RAI, through Conwood Holdings, Inc., completed its acquisition of a group of smokeless tobacco companies collectively referred to as the Conwood companies, currently only including American Snuff Company, LLC and Rosswil, LLC.

RAI’s Internet Web site address is www.reynoldsamerican.com. RAI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through RAI’s Web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. RAI’s Internet Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Effective January 1, 2010, RAI’s Web site is the primary source of publicly disclosed news about RAI and its operating companies.

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. Two of RAI’s wholly owned subsidiaries, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, and Niconovum AB, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales, operating income and total assets attributable to each segment, see Item 8, note 18 to consolidated financial statements.

Changes Impacting the Tobacco Industry

On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. As a result, the federal excise tax rate for snuff increased $0.925 per pound to $1.51 per pound. The federal excise tax on small cigars, defined as those weighing three pounds or less per thousand, increased $48.502 per thousand to $50.33 per thousand. In addition, the federal excise tax rate for roll-your-own tobacco increased from $1.097 per pound to $24.78 per pound. RAI’s operating subsidiaries believe that these federal excise tax increases have had, and will continue to have, a significant and adverse impact on sales volume.

On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act. Under the FDA Tobacco Act, the U.S. Food and Drug Administration, referred to as the FDA, has been granted broad authority over the manufacture, sale, marketing and packaging of tobacco products. It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR Tobacco and Conwood that could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

RAI Strategy

RAI’s strategy is focused on anticipating shifts in consumer preferences by becoming an innovative total tobacco company. RAI also is focused on delivering sustainable earnings growth, strong cash flow and enhanced long-term shareholder value through growth strategies for its operating companies. These strategies include growth in base brands of RJR Tobacco’s cigarette business, growth and innovation in smokeless tobacco products, super-premium cigarette brand growth, opportunistic international expansion and selective portfolio enhancements. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RJR Tobacco

Overview

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of December 31, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates. On January 1, 2009, the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco from R. J. Reynolds Global Products, Inc., referred to as GPI.

RJR Tobacco primarily conducts its business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall consumer demand has declined since 1981 and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 8.6% in 2009, to 315.7 billion cigarettes, 3.3% in 2008 and 5.0% in 2007. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by the decreases in consumption, increases in federal and state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and smoking bans.

Expanding beyond the cigarette market as an innovative tobacco company, RJR Tobacco offers two types of smoke-free tobacco, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus, launched nationally in 2009, is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth. CAMEL Orbs were launched in three lead markets during the first quarter of 2009, and CAMEL Sticks and Strips were launched in those lead markets during the third quarter of 2009.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, and accordingly, do not have cost structures burdened with State Settlement Agreements-related payments to the same extent as the original participating manufacturers. For further discussion of the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements.

Based on data collected by Information Resources Inc., referred to as IRI/Capstone, using a revised sampling model implemented in 2009 to better reflect the current retail environment, during 2009 and 2008, RJR Tobacco had an overall retail share of the U.S. cigarette market of 28.3% and 28.4%, respectively. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 49.7% and 50.9%, respectively.

Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI/Capstone, respectively. These two organizations are the primary sources of volume and market share data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants. However, you should not rely on the market share data reported by IRI/Capstone as being precise measurements of actual market share because IRI/Capstone uses a sample and projection methodology that is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes. RJR Tobacco believes that deep-discount brands made by small manufacturers have combined shipments of approximately 16% of total U.S. industry shipments. Accordingly, the retail share of market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate their actual market share.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers has begun shifting to product innovation and expansion into smoke-free tobacco categories, such as moist snuff and snus, as well as finding efficient and effective means of balancing market share and profit growth.

Marketing

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods including in, or on, the cigarette pack and by direct mail.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. At present, RJR Tobacco’s smoke-free products are marketed under the CAMEL brand and focus on long-term growth.

Anti-tobacco groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. The MSA and federal, state and local laws and regulations restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. RJR Tobacco continues to advertise and promote at retail locations and in adult venues where permitted and also uses print advertising in newspapers and consumer magazines in the U.S.

Manufacturing and Distribution

RJR Tobacco owns its cigarette manufacturing facilities, located in the Winston-Salem, North Carolina area, known as the Tobaccoville manufacturing facility and the Whitaker Park complex. The Whitaker Park complex includes a manufacturing facility, a research and development facility, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a total production capacity of approximately 160 billion cigarettes per year. RJR Tobacco continues to evaluate capacity rationalization, which may result in the consolidation or closure of some facilities.

RJR Tobacco sells its cigarettes primarily through distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers to its customers. No significant backlog of orders existed at December 31, 2009 or 2008.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 5.0% of RAI’s total net sales in each of 2009 and 2008 and approximately 6.0% in 2007.

Raw Materials

In its production of tobacco products, RJR Tobacco uses U.S. and foreign, grown primarily in Brazil and Malawi, burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey, Macedonia and Bulgaria. RJR Tobacco believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

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

Conwood

Overview

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary products include its largest selling moist snuff brands, GRIZZLY, the best-selling brand of moist snuff in the United States as of December 31, 2009, and KODIAK. The

moist snuff category is divided into premium and price-value brands. Conwood offers KODIAK in the premium brand category and GRIZZLY in the price-value brand category.

In contrast to the declining U.S. cigarette market, MSAi reported U.S. moist snuff volumes grew over 4% in 2009, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years. However, during 2009, heavy promotion and competitive pricing of premium brands has slowed the growth of the price-value brands.

Leveraging RAI’s total tobacco business model, Conwood launched CAMEL Dip, a premium moist snuff, in lead markets during the second quarter of 2009. CAMEL Dip will be launched in additional markets in 2010.

Moist snuff has been the key driver of Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 71%, 66% and 60% of Conwood’s revenue in 2009, 2008 and 2007, respectively. Conwood’s U.S. moist snuff market share was 29.4%, 27.6% and 26.0% in 2009, 2008 and 2007, respectively, based on distributor-reported data processed by MSAi for distributor shipments to retail. Although moist snuff volume grew over 4% in 2009, Conwood’s moist snuff volume grew over 6% in 2009, attributable to its innovation, product development and brand building. GRIZZLY brand moist snuff had a market share of 25.3%, 23.2% and 21.1% in 2009, 2008 and 2007, respectively.

Conwood also distributes a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco. The operations of Lane are included in the Conwood segment.

Competition

Conwood is dependent on the U.S. smokeless tobacco market, where competition is significant. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Moist snuff has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and product innovation.

Conwood’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 55.1%, 58.1% and 60.6% of the U.S. moist snuff market share in 2009, 2008 and 2007, respectively. The parent company of RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA Inc., completed its acquisition of USSTC in January 2009. Conwood also competes in the U.S. smokeless tobacco market with other domestic and international companies.

Marketing

Conwood’s brand portfolio strategy consists of investment brands, KODIAK and GRIZZLY, and selective and non-support brands that include all other brands. Among Conwood’s newest offerings are GRIZZLY mint, straight and snuff pouches. GRIZZLY pouches provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches represented approximately 8% of the total U.S. moist snuff market as of December 31, 2009, and demand continues to grow. Conwood also launched CAMEL Dip in Wintergreen Wide Cut and Dark Milled styles in lead markets during 2009. GRIZZLY 1900 Long Cut, a natural product with a traditional long cut, was introduced in the first quarter of 2010. Continuing with innovation and brand building, Conwood will feature embossed metal lids on KODIAK and GRIZZLY brands in 2010.

Conwood is committed to being an innovative industry leader and in the servicing of its customers’ needs, evidenced by the creative packaging of smokeless products, including the development of a plastic can.

Manufacturing and Distribution

Conwood’s primary manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; and Winston-Salem, North Carolina. Other facilities are located in Tucker, Georgia; Bowling Green, Kentucky; and

Springfield, Tennessee. Conwood owns all of its facilities. During 2009, Conwood began capacity upgrade and expansion projects at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. The new Memphis facility will replace the current Memphis facility with production expected to begin in 2012, while the new Clarksville facility will provide for capacity expansion with initial production beginning in 2010. Both facilities will be FDA compliant. Conwood sells its products primarily to distributors, wholesalers and other direct customers, some of which are retail chains.

Raw Materials

In its production of moist snuff, Conwood uses U.S. fire-cured and air-cured tobaccos as well as foreign, primarily Brazilian, burley and air-cured leaf tobaccos. Conwood purchases the majority of its U.S. fire-cured and air-cured leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. Conwood believes the relationship with its leaf suppliers is good.

Conwood believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

Consolidated RAI

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages super premium brands licensed from BAT, including DUNHILL and STATE EXPRESS 555.

In January 2009, the activities of GPI were transitioned to other operating subsidiaries of RAI. The management and export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco, and sales of NATURAL AMERICAN SPIRIT in Europe and Japan were transferred to other indirect subsidiaries of RAI.

Customers

The largest customer of RAI’s operating companies is McLane Company Inc. Sales to McLane, a distributor, comprised 27%, 29% and 28% of RAI’s consolidated revenue in 2009, 2008 and 2007, respectively. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. RJR Tobacco and Conwood each believe that its relationship with McLane is good. Sales of RJR Tobacco and Conwood to McLane are not governed by any written supply contract. No significant backlog of orders existed at RJR Tobacco or Conwood as of December 31, 2009 or 2008.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to BAT affiliates, for the years ended December 31, 2009, 2008 and 2007 were $547 million, $611 million and $616 million, respectively.

Raw Materials

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the tobacco industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. RAI’s operating subsidiaries estimate that their overall share will approximate $2.3 billion to $2.8 billion prior to the deduction of permitted offsets under the MSA.

Research and Development

The primary research and development activities of RAI’s operating subsidiaries are conducted at RJR Tobacco’s Whitaker Park complex. Scientists and engineers at this facility continue to explore and develop innovative products, packaging and processes, as well as harm reduction technologies, potential reduced exposure products and analytical methodologies. A focus activity for research and development going forward is to prepare for the FDA regulatory compliance and adhere to future FDA guidelines and approval processes.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2009, 2008 and 2007, was $68 million, $59 million and $57 million, respectively. The increase in research and development expense in 2009 compared with 2008 and 2007 was attributable primarily to the development of harm reduction and smoke-free products at RJR Tobacco.

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

On December 9, 2009, through an indirect subsidiary, RAI acquired Niconovum AB. Substantially all of the value of the acquired assets was determined to be a technology-based, indefinite-lived other intangible asset. For additional information on the acquisition of Niconovum AB, see Item 8, note 3 to consolidated financial statements.

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

In addition, during 2009, the U.S. Congress adopted legislation increasing the federal excise tax on cigarettes and other tobacco products, and granting the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. During 2010, the U.S. Congress also may consider legislation regarding:

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

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, the Conwood companies or their affiliates, including RAI or RJR, or indemnitees, including B&W. In particular, in Engle v. R. J. Reynolds Tobacco Co., et al., the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. The ruling also permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny Cases. RJR Tobacco has been served as of January 29, 2010 in 7,711 cases on behalf of approximately 9,246 plaintiffs. The Engle Progeny Cases have resulted and will continue to result in increased litigation and trial activity and increased expenses. For a more complete description of the Engle Progeny cases, see “— Engle Progeny Cases” in Item 8, note 14 to consolidated financial statements. Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. The case consists of over 600 plaintiffs and will be tried in a single proceeding. Trial began February 1, 2010, but a mistrial was declared February 3, 2010. A new trial is scheduled to begin June 1, 2010. For a more complete description of this case, see “— West Virginia IPIC” in Item 8, note 14 to consolidated financial statements.

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

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 14 to consolidated financial statements, the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $2.9 billion for the years 2003 through 2008. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in Item 8, note 14 to consolidated financial statements.

Employees

At December 31, 2009, RAI and its subsidiaries had approximately 6,400 full-time employees and approximately 150 part-time employees. The 6,400 full-time employees include approximately 4,500 RJR Tobacco employees and 1,000 Conwood employees. No employees of RAI or its subsidiaries are unionized.

Item 1A.	Risk Factors

RAI and its subsidiaries operate with certain known risks and uncertainties that could have a material adverse effect on their results of operations, cash flows and financial position. The risks below are not the only ones RAI and its subsidiaries face. Additional risks not currently known or currently considered immaterial also could affect RAI’s business. You should carefully consider the following risk factors in connection with other information included in this Annual Report on Form 10-K.

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

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In particular, class-action suits have been filed in a number of states against individual cigarette manufacturers, including RJR Tobacco, and their parents, including RAI, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. In December 2008, the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of “tar” and nicotine disclosures preempts (or bars) such claims. This ruling limits certain defenses available to RJR Tobacco and other cigarette manufacturers and has led to the filing of additional lawsuits. In the event RJR Tobacco and its affiliates and indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco, depending upon the amount of any damages ordered, could face difficulties in obtaining the bond required to stay execution of the judgment. For a more complete description of these cases, see “— Class-Action Suits — ‘Lights’ Cases” in Item 8, note 14 to consolidated financial statements.

In Engle v. R. J. Reynolds Tobacco Co., et al., the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. The ruling also permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco has been served as of January 29, 2010 in 7,711 cases on behalf of approximately 9,246 plaintiffs. The Engle Progeny Cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. For a more complete description of the Engle Progeny cases, see “— Engle Progeny Cases” in Item 8, note 14 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. The case consists of over 600 plaintiffs and will be tried in a single proceeding. Trial began February 1, 2010, but a mistrial was declared February 3, 2010. A new trial is scheduled to begin June 1, 2010. For a more complete description of this case, see “— West Virginia IPIC” in Item 8, note 14 to consolidated financial statements.

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

For a more complete description of the litigation involving RAI and its operating subsidiaries, including RJR Tobacco and the Conwood companies, see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 14 to consolidated financial statements.

The verdict and order in the case brought by the U.S. Department of Justice, while not final, could subject RJR Tobacco to additional, substantial marketing restrictions as well as significant financial burdens, which would negatively impact the results of operations, cash flows and the financial position of RJR Tobacco and, consequently, of RAI.

In September 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies. The government sought, in addition to other remedies, pursuant to the civil provisions of RICO, disgorgement of profits in an amount of approximately $280 billion, the government contends have been earned as a consequence of a RICO racketeering “enterprise.” In August 2006, the court found certain defendants, including RJR Tobacco, liable for the RICO claims, but did not impose any direct financial penalties. Instead, the court, among other things, enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural,” and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health, and addiction.

Both sides have appealed. In October 2006, the U.S. Court of Appeals granted the defendants’ motion to stay pending the outcome of the defendants’ appeal. On May 22, 2009, the Court of Appeals affirmed in part the trial court’s order and remanded for further proceedings. The parties’ petitions for writ of certiorari from the U.S. Supreme Court are due February 19, 2010. If the order is affirmed without modification, then RJR Tobacco believes that certain provisions of the order would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, if the order is affirmed, then RJR Tobacco would incur costs in connection with complying with the order, such as the costs of corrective communications. In addition, the DOJ has preserved its right to seek review of the district court’s denial of the government’s request for disgorgement of profits and other remedies, which could have a material adverse impact on the results of operations, cash flows and financial position of RJR Tobacco and, consequently, of RAI.

For a more complete description of this case, see “— Health-Care Cost Recovery Cases — Department of Justice Case” in Item 8, note 14 to consolidated financial statements.

RJR Tobacco’s overall retail market share of cigarettes has declined in recent years and may continue to decline; if RJR Tobacco is not able to continue to grow market share of its growth brands, or develop, produce or market new alternative tobacco products profitably, results of operations, cash flows and financial position of RJR Tobacco and, consequently, of RAI could be adversely impacted.

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years, and may continue to decline. According to data from IRI/Capstone, RJR Tobacco’s share of the U.S. cigarette retail market declined slightly to 28.3% in 2009 from 28.4% in 2008, continuing a trend in effect for several years. If RJR Tobacco’s growth brands do not continue to grow combined market share, results of operations, cash flows and financial position will be adversely affected. In addition, consumer health concerns, changes in adult consumer preferences and changes in regulations have prompted RJR Tobacco to introduce new alternative tobacco products. Consumer acceptance of these new products, such as CAMEL Snus or CAMEL Dissolvables, may fall below expectations. Furthermore, RJR Tobacco may not find vendors willing to produce alternative tobacco products resulting in additional capital expenditures for RJR Tobacco.

RJR Tobacco is dependent on the U.S. cigarette market, which it expects to continue to decline, negatively impacting revenue.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI and no international rights were acquired in connection with the B&W business combination. Therefore, RJR Tobacco is dependent on the U.S. cigarette market. Price increases, restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors have reduced U.S. cigarette consumption. U.S. cigarette consumption is expected to continue to decline. In addition, RJR Tobacco believes its consumers are more price-sensitive than consumers of competing brands, which may result in some consumers switching to a lower priced brand.

RJR Tobacco is RAI’s largest operating segment. As such, it is the primary source of RAI’s revenue, operating income and cash flows.

RJR Tobacco’s contract manufacturing agreements with BAT may end in 2014.

RJR Tobacco’s contract manufacturing for BAT accounted for 5% of total RAI sales and approximately 22% of total RJR Tobacco cigarette production in 2009. These contract manufacturing agreements may expire at the end of 2014. If BAT’s contracts are not renewed or extended or if sales under these contracts decline, RJR Tobacco’s revenue, operating income and cash flows will be unfavorably impacted.

In the U.S., tobacco products are subject to substantial and increasing regulation and taxation, which has a negative effect on revenue and profitability.

Tobacco products are subject to substantial federal and state excise taxes in the United States. On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the federal excise tax per pack of cigarettes, and significant increases on other tobacco products, to fund expansion of the SCHIP.

As a result, the federal excise tax rate for snuff increased $0.925 per pound to $1.51 per pound. The federal excise tax on small cigars, defined as those weighing three pounds or less per thousand, increased $48.502 per thousand to $50.33 per thousand. In addition, the federal excise tax rate for roll-your-own tobacco increased from $1.097 per pound to $24.78 per pound.

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

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, certain of RAI’s operating subsidiaries, including RJR Tobacco, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. In addition, the MSA prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. The Conwood companies are not participants in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult tobacco users. Additional restrictions, such as the FDA regulations discussed below, may be imposed legislatively or agreed to in the future.

The regulation of tobacco products by the Food and Drug Administration may adversely affect RAI’s sales and operating profit.

On June 22, 2009, President Obama signed into law the FDA Tobacco Act, which granted the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR Tobacco and Conwood, resulting in a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Altria Group Inc., which may be able to more quickly and cost-effectively comply with these new rules and regulations. The FDA has yet to issue guidance with respect to many provisions of the FDA Tobacco Act, which may result in less efficient compliance efforts. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be affected by FDA rules and regulations.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

In addition, substantial payment obligations under the State Settlement Agreements adversely affect RJR Tobacco’s ability to compete with manufacturers of deep-discount cigarettes that are not subject to such substantial obligations. For a more complete description of the State Settlement Agreements, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements.

Conwood’s largest competitor, USSTC, was acquired by the parent company of Philip Morris USA, Inc. in January 2009. This acquisition of USSTC has changed the competitive dynamics with heavy promotions and competitive pricing. In addition, the possibility of combining pricing and merchandising display for cigarettes and smokeless tobacco products could adversely affect Conwood’s and RJR Tobacco’s market share, which would adversely affect RAI’s profitability and revenues.

Increases in commodity prices will increase costs and may reduce profitability.

Increases in the cost of tobacco leaf, other raw materials and other commodities used in RAI’s operating subsidiaries’ products could cause profits to decline.

Certain of RAI’s operating subsidiaries may be required to write-down intangible assets, including goodwill, due to impairment, thus reducing operating profit.

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2009, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair value of six indefinite-lived trademarks was less than 15% in excess of their respective carrying values. The aggregate carrying value of these six trademarks was $561 million at December 31, 2009.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate.

The carrying value of these six trademarks are at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

Goodwill, all trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. See Item 8, note 3 to consolidated financial statements for a discussion of the impairment charges.

Changes in financial market conditions could result in higher costs and decreased profitability.

Changes in financial market conditions could negatively impact RAI’s interest rate risk, foreign currency exchange rate risk and the return on corporate cash, thus increasing costs and reducing profitability. Due to the adverse conditions in the financial markets during 2009, RAI invested excess cash in either low interest funds or near zero interest funds, thereby lowering interest income.

Adverse changes in liquidity in the financial markets could result in additional realized or unrealized losses on investments.

Adverse changes in the liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s investments, which would negatively impact RAI’s consolidated results of operations, cash flows and financial position. As of December 31, 2009, $80 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 7 to consolidated financial statements.

RAI’s access to cash could be impacted by adverse changes in the financial markets and bankruptcy of financial institutions.

Effective July 3, 2009, the revolving loan commitment of Lehman Commercial Paper Inc., which filed for protection under Chapter 11 of the federal Bankruptcy Code in 2008, was terminated, thereby reducing the total revolving loan commitments under RAI’s credit facility from $550 million to $498 million. For more information on participants in RAI’s credit facility, see “— Liquidity and Financial Condition” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Increases in pension expense or pension funding may reduce RAI’s profitability and cash flow.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to January 1, 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense and cash flows. During 2009, RAI contributed $295 million to its pension plans and expects to contribute $309 million to its pension plans in 2010. RAI actively seeks to control increases in pension expense, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability and cash flow.

RJR Tobacco relies on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco and harm its reputation and consequently the operations and reputation of RAI.

In an effort to gain cost efficiencies, RJR Tobacco has substantially completed the outsourcing of many of its non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco may fail to operate effectively and fail to meet shipment demand.

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

Revenues from McLane Company, Inc., a distributor, comprised 27% of RAI’s consolidated revenues in 2009. The loss of this customer, or a significant decline in its purchases, could have a material adverse effect on revenue of RAI.

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

For more information on the restrictive covenants in RAI’s credit facility, see Item 8, note 11 to consolidated financial statements.

RAI has substantial long-term debt, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

Because RAI and RJR have principal outstanding long-term notes of $4.2 billion:

•	RAI’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes, and its ability to satisfy its obligations with respect to its indebtedness, may be impaired in the future;

•	a substantial portion of RAI’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to it for other purposes;

•	RAI may be at a disadvantage compared to its competitors with less debt or comparable debt at more favorable interest rates; and

•	RAI’s flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and it may be more vulnerable to a downturn in general economic conditions or its business, or be unable to carry out capital spending that is necessary or important to its growth strategy and its efforts to improve operating margins.

It is likely that RAI will refinance, or attempt to refinance, a significant portion of its indebtedness prior to maturity through the incurrence of new indebtedness. There can be no assurance that RAI’s available cash or access to financing on acceptable terms will be sufficient to satisfy such indebtedness.

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

Moreover, in connection with the B&W business combination, RAI, B&W and BAT entered into an agreement, referred to as the governance agreement, relating to various aspects of RAI’s corporate governance. Under the governance agreement, the approval of B&W, as a RAI shareholder, is required in connection with, among other things, the following matters:

•	the sale or transfer of certain RAI intellectual property associated with B&W brands having an international presence, other than in connection with a sale of RAI; and

•	RAI’s adoption of any takeover defense measures that would apply to the acquisition of equity securities of RAI by B&W or its affiliates, other than the adoption of the RAI rights plan.

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

B&W’s significant ownership interest in RAI, and RAI’s shareholder rights plan, classified board of directors and other anti-takeover defenses could deter acquisition proposals and make it difficult for a third party to acquire control of RAI without the cooperation of B&W. This could have a negative effect on the price of RAI common stock.

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

The executive offices of RAI and RJR Tobacco are located in Winston-Salem, North Carolina, and the executive offices of the Conwood companies are located in Memphis, Tennessee. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and Conwood’s primary manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee and Winston-Salem, North Carolina. Other Conwood facilities are located in Bowling Green, Kentucky and Springfield, Tennessee. During 2009, Conwood began capacity upgrade and expansion projects at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. The new Memphis facility will replace the current Memphis facility with production expected to begin in 2012, while the new Clarksville facility will provide for capacity expansion with initial production beginning in 2010. Both facilities will be FDA compliant. Included in the Conwood segment is Lane’s manufacturing facility, which is located in Tucker, Georgia. Santa Fe’s primary manufacturing facility is located in Oxford, North Carolina. An indirect subsidiary of RAI has a manufacturing facility located in Puerto Rico. All of RAI’s operating subsidiaries’ executive offices and manufacturing facilities are owned. RAI’s operating subsidiaries continue to evaluate capacity rationalization, which may result in the consolidation or closure of some facilities.

Item 3.	Legal Proceedings

See Item 8, note 14 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Ivey.  Ms. Ivey, 51, has been President and Chief Executive Officer of RAI since January 2004, and was elected the Chairman of the Board of RAI effective January 1, 2006. Ms. Ivey also became President of RAI Services Company in January 2010. She served as Chairman of the Board of RJR Tobacco from July 2004 to May

2008. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. She served as President and Chief Executive Officer of B&W from 2001 to 2004. Ms. Ivey also served as a director of B&W from 2000 to 2004 and Chairman of the Board of B&W from January 2003 to 2004. Ms. Ivey commenced serving on the Board of RAI as of January 2004. She also is a member of the board of directors of R. R. Donnelley & Sons Company. In addition, Ms. Ivey is a member of the boards of directors of the United Way of Forsyth County, the Winston-Salem YWCA and the University of Florida Foundation; and she serves on the boards of trustees of Wake Forest University, Senior Services, Inc. and Salem College.

Thomas R. Adams.  Mr. Adams, 59, has been Executive Vice President and Chief Financial Officer of RAI since January 2008 and Executive Vice President and Chief Financial Officer of RAI Services Company since January 2010. In addition, he has served on the board of directors for RAI Services Company since January 2010. Mr. Adams previously served as Senior Vice President and Chief Accounting Officer of RAI from March 2007 to December 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Allegacy Federal Credit Union and the Old Hickory Council of the Boy Scouts of America and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell.  Ms. Caldwell, 49, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009 and RAI Services Company since January 2010. Ms. Caldwell has served on the board of directors of RAI Services Company since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco since June 2008. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the University of North Carolina Board of Visitors.

Daniel (Daan) M. Delen.  Mr. Delen, 44, joined RJR Tobacco as President and Chief Executive Officer in January 2007, and was elected Chairman of the Board of RJR Tobacco in May 2008. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006 and Senior Vice President of Marketing and Sales for B&W from 2001 to July 2004. He held various other positions with BAT after joining BAT in 1989. Mr. Delen is a member of the board of directors of Winston-Salem Alliance.

Daniel A. Fawley.  Mr. Fawley, 52, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAI Services Company since January 2010. He was previously Vice President and Assistant Treasurer of RJR from 1999 until July 2004 and of RAI from July 2004 until September 2004. Mr. Fawley is a member of the board of directors of the Reynolds American Foundation, the Board of Trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy.

McDara P. Folan, III.  Mr. Folan, 51, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAI Services Company since January 2010. Mr. Folan served as Vice President, Deputy General Counsel and Secretary of RJR from June 1999 to July 2004, and has been Senior Vice President and Secretary and Director of RJR since July 2004. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. Mr. Folan serves on the advisory board for Brenner Children’s Hospital, the National Advisory Council of Reynolda House Museum of American Art and the board of advisors of Salem College and Academy and is a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County and the Arts Council Endowment Fund, Inc.

Jeffery S. Gentry, PhD.  Dr. Gentry, 52, became Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco on January 1, 2010, after having served as RAI Group Executive Vice President since April 1, 2008. Dr. Gentry has served on the board of directors of RJR Tobacco since January 2010. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004, after serving as Vice President — Product Development since 2000. Dr. Gentry joined RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist.  Mr. Gilchrist, 37, became Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAI Services Company on January 1, 2010, after having served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RJR Tobacco since May 2008. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist is a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County.

E. Julia (Judy) Lambeth.  Ms. Lambeth, 58, joined RAI as Executive Vice President — Corporate Affairs, General Counsel and Assistant Secretary in September 2006 and also became Executive Vice President — Corporate Affairs, General Counsel and Assistant Secretary of RAI Services Company in January 2010. She has served on the board of directors of RAI Services Company since January 2010. Prior to joining RAI, Ms. Lambeth served as Corporate Secretary and Deputy General Counsel, Corporate Services for ConocoPhillips from 2002 to 2006. Ms. Lambeth is a member of the Wake Forest Law School Board of Visitors and serves on the board of directors of Reynolds American Foundation, the Winston-Salem Symphony and Southeastern Center for Contemporary Art.

J. Brice O’Brien.  Mr. O’Brien, 41, was named Executive Vice President — Consumer Marketing of RJR Tobacco on January 1, 2010, after having served as President of Reynolds Innovations Inc. since January 2009. He served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1995.

Tommy J. Payne.  Mr. Payne, 52, was named President of Niconovum USA, Inc. on January 1, 2010, after having served as Executive Vice President — Public Affairs of RAI from November 2006 to January 2010 and RJR Tobacco from May 2008 to January 2010. Mr. Payne previously served as Executive Vice President — External Relations of RAI from July 2004 to November 2006, and RJR Tobacco from September 1999 to November 2006. Mr. Payne served as Executive Vice President — External Relations at RJR from July 1999 to July 2004. Prior to that time, he held various positions after joining RJR in 1988. Mr. Payne serves on the board of directors and executive committee of the North Carolina Chamber and the board of directors of the Tobacco Manufacturers Association.

Frederick W. Smothers.  Mr. Smothers, 46, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAI Services Company since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. From 1986 until 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Robert D. Stowe.  Mr. Stowe, 52, was named Executive Vice President — Trade Marketing of RJR Tobacco on January 1, 2010, after having served as Senior Vice President — Trade Marketing of RJR Tobacco from January 2006 to January 2010. He also served as an Area Vice President of RJR Tobacco from July 2004 to January 2006. Prior to July 2004, Mr. Stowe held various positions with B&W.

E. Kenan Whitehurst.  Mr. Whitehurst, 53, has been Senior Vice President — Strategy and Business Development of RAI since November 2006. He was previously Vice President — Investor Relations of RAI from July 2004 until November 2006. From January 2001 to July 2004, Mr. Whitehurst served as Vice President — Corporate Business Development for RJR Tobacco, after serving as its Vice President — Marketing from 2000 to 2001. Prior to 2000, he held various positions with RJR Tobacco after joining RJR Tobacco in 1988.

The chief executive officers of RAI’s other principal operating subsidiaries are set forth below:

Nicholas Bumbacco.  Mr. Bumbacco, 45, was named President and Chief Executive Officer of Santa Fe on March 1, 2009. Previously he served as President of GPI from September 2007 until February 2009. Mr. Bumbacco served as Vice President — Strategy Development for RJR Tobacco from January 2007 until September 2007. He served as President and Chief Executive Officer of Lane from October 2005 until January 2007 after being promoted from Vice President — Trade Marketing of Lane. Prior to October 2005, he held various positions with B&W since joining B&W in 1999.

Bryan K. Stockdale.  Mr. Stockdale, 51, was named President and Chief Executive Officer of American Snuff Company, LLC on February 1, 2009. He previously served as Senior Vice President — Marketing Operations for RJR Tobacco from January 2006 until February 2009 and Vice President — Trade Marketing from September 1996 through December 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 29, 2010, there were approximately 17,100 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 29, 2010, was $53.20 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

			Cash
			Dividends
	Price Per Share		Declared per
	High	Low	Share

2009:
First Quarter	$41.16	$31.55	$0.85
Second Quarter	42.06	35.97	0.85
Third Quarter	46.95	37.91	0.85
Fourth Quarter	54.26	43.82	0.90
2008:
First Quarter	$72.00	$58.86	$0.85
Second Quarter	60.80	46.40	0.85
Third Quarter	57.73	45.61	0.85
Fourth Quarter	50.00	37.21	0.85

On October 6, 2009, RAI’s board of directors raised the quarterly cash dividend to $0.90 per common share. On February 2, 2010, the board of directors of RAI declared a quarterly cash dividend of $0.90, or $3.60 on an annualized basis, per common share. The dividends will be paid on April 1, 2010, to shareholders of record as of March 10, 2010. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP. During 2009, at a cost of $5 million, RAI purchased 154,441 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

On April 29, 2008, RAI’s board of directors authorized RAI’s repurchase, from time to time on or before April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open-market or privately negotiated transactions. RAI and B&W entered into an agreement, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. RAI repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under the above share repurchase programs in 2008. RAI did not repurchase any RAI common stock under this program in 2009.

For equity-based benefit plan information, see Item 8, note 16 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2004, and ended on December 31, 2009, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Reynolds American Inc., The S&P 500 Index
and The S&P Tobacco Index

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Reynolds American Inc.	$100.00	$127.36	$183.24	$194.05	$126.72	$181.01
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Tobacco(2)	100.00	125.19	152.93	183.29	149.84	188.21

(1)	Assumes that $100 was invested in RAI common stock on December 31, 2004, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes as of December 31, 2009, the following companies: Altria Group Inc.; Lorillard Inc.; Philip Morris International; and Reynolds American Inc.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2006 and 2005, are derived from audited consolidated financial statements not presented or incorporated by reference. The consolidated financial statements of RAI include the results of the Conwood companies subsequent to May 31, 2006. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:
Net sales(1)	$8,419	$8,845	$9,023	$8,510	$8,256
Income from continuing operations before extraordinary item(1)(2)(3)(4)	962	1,338	1,307	1,136	985
Income from discontinued operations	—	—	—	—	2
Extraordinary item — gain on acquisition	—	—	1	74	55
Net income	962	1,338	1,308	1,210	1,042
Per Share Data(5):
Basic income from continuing operations	3.30	4.56	4.43	3.85	3.34
Diluted income from continuing operations	3.30	4.56	4.43	3.84	3.34
Basic income from discontinued operations	—	—	—	—	0.01
Diluted income from discontinued operations	—	—	—	—	0.01
Basic income from extraordinary item	—	—	—	0.25	0.18
Diluted income from extraordinary item	—	—	—	0.25	0.18
Basic net income	3.30	4.56	4.43	4.10	3.53
Diluted net income	3.30	4.56	4.43	4.09	3.53
Basic weighted average shares, in thousands	291,381	293,401	295,163	295,449	294,790
Diluted average shares, in thousands	291,826	293,600	295,409	295,742	295,172
Cash dividends declared per share of common stock	$3.45	$3.40	$3.20	$2.75	$2.10
Balance Sheet Data (at end of periods):
Total assets	18,009	18,154	18,629	18,178	14,519
Long-term debt (less current maturities)	4,136	4,486	4,515	4,389	1,558
Shareholders’ equity	6,498	6,237	7,466	7,043	6,553
Cash Flow Data:
Net cash from operating activities	1,454	1,315	1,331	1,457	1,273
Net cash from (used in) investing activities	(123)	278	763	(3,531)	(989)
Net cash (used in) from financing activities	(1,192)	(1,206)	(1,312)	2,174	(450)
Other Data:
Ratio of earnings to fixed charges(6)	6.9	8.5	7.0	7.4	12.2

(1)	Net sales and cost of products sold exclude excise taxes of $3,927 million, $1,890 million, $2,026 million, $2,124 million and $2,175 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Includes gain on termination of joint venture of $328 million in 2008.

(3)	Includes restructuring and/or asset impairment charges of $56 million, $90 million, $1 million and $2 million for the years ended December 31, 2009, 2008, 2006 and 2005, respectively.

(4)	Includes trademark and/or goodwill impairment charges of $567 million, $318 million, $65 million, $90 million and $200 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(5)	All share and per share amounts have been retroactively adjusted to reflect the August 14, 2006, two-for-one stock split. Certain per share amounts have been retroactively adjusted for restated share amounts resulting from the adoption of revised GAAP effective January 1, 2009.

(6)	Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2009 compared with 2008, and 2008 compared with 2007. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. Two of RAI’s wholly owned subsidiaries, Santa Fe and Niconovum AB, among others, are included in All Other. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of December 31, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest selling moist snuff brands, GRIZZLY, the best-selling brand of moist snuff in the United States as of December 31, 2009, and KODIAK. Conwood also distributes a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages super premium brands licensed from BAT, including DUNHILL and STATE EXPRESS 555. In January 2009, the activities of GPI were transitioned to other operating subsidiaries of RAI. The management and export of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco and sales of NATURAL AMERICAN SPIRIT in Europe and Japan were transferred to other indirect subsidiaries of RAI.

RJR Tobacco

RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is a mature market in which overall consumer demand has declined since 1981 and is expected to continue to decline. Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by decreases in consumption, increases in state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and ingredients legislation.

The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI and no international rights were acquired in connection with the B&W business combination. In addition, in connection with the B&W business combination in 2004, RAI entered into a non-competition agreement with BAT under which RAI’s operating subsidiaries generally were prohibited, subject to certain exceptions, from manufacturing and marketing certain tobacco products outside the United States from the date of the B&W business combination until July 2009.

Expanding beyond the cigarette market as an innovative tobacco company, RJR Tobacco offers two types of smoke-free tobacco, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus, launched nationally in 2009, is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth. CAMEL Orbs were launched in three lead markets during the first quarter of 2009, and CAMEL Sticks and Strips were launched in those lead markets during the third quarter of 2009.

RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. At present, RJR Tobacco’s smoke-free products are marketed under the CAMEL brand and focus on long-term growth.

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

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 4% in 2009, driven by the accelerated growth of price-value brands. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. Within the moist snuff category, premium brands have lost market share to price-value brands, led by the growth of GRIZZLY, in recent years. However, during 2009, heavy promotion and competitive pricing of premium brands have slowed the growth of the price-value brands.

Conwood faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. The parent company of RJR Tobacco’s largest competitor in the cigarette market, Philip Morris USA, Inc., completed its acquisition of Conwood’s largest competitor, USSTC, in January 2009.

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

As discussed in Item 8, note 14 to consolidated financial statements, RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of January 29, 2010, RJR Tobacco had paid approximately $12 million since January 1, 2007, related to unfavorable judgments.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against the Conwood companies, when viewed on an individual basis, is not probable or estimable. As of December 31, 2009, RJR Tobacco had $2 million accrued for an unfavorable judgment in the Whiteley v R. J. Reynolds Tobacco Co. case and $2 million accrued for non-smoking and health litigation. In addition, as of December 31, 2009, RJR, including its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in connection with certain non-smoking and health indemnification claims asserted by JTI relating to certain activities of Northern Brands and related litigation.

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

Settlement Agreements

RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. The

Conwood companies are not participants in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in Item 8, note 14 to consolidated financial statements.

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2009, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair value of six indefinite-lived trademarks was less than 15% in excess of their respective carrying values. The aggregate carrying value of these six trademarks was $561 million at December 31, 2009.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate.

The carrying value of these six trademarks are at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

Goodwill, all trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. See Item 8, note 3 to consolidated financial statements for a discussion of the impairment charges.

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

Investments

Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses deemed temporarily impaired reported, net of tax, as accumulated other comprehensive loss. All losses deemed to be other than temporarily impaired are recorded in earnings. As of December 31, 2009, RAI held investments primarily in money market funds, auction rate securities, a mortgage-backed security and a marketable equity security. Certain money market funds are classified as short-term investments due to the liquidity restrictions by the fund managers preventing immediate withdrawal.

Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The funds associated with the auction rate securities and the mortgage-backed security will not be accessible until a successful auction occurs or a buyer is found. These investments are evaluated on a quarterly basis to determine if a credit loss has been incurred and the investment is other than temporarily impaired. For these investments, RAI uses assumptions about future cash flows and risk-adjusted discount rates to determine fair value. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates to determine if credit losses have been incurred. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.

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

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

The minimum amortization of unrecognized gains or losses is also included in the postretirement benefit expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement assets have decreased due to significant decreases in fair value. These changes, especially during 2008, have resulted in an increase in charges to other comprehensive loss and increased pension expense. These changes are expected to result in an increase in pension and postretirement expense in future years. The Pension Protection Act may require additional cash funding of the pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have had the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2009 net periodic benefit cost	$(15)	$(6)	$32	$6
Effect on December 31, 2009, projected benefit obligation and accumulated postretirement benefit obligation	(489)	(115)	586	136

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2009 net periodic benefit cost	$(41)	$(3)	$41	$3

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

To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes it is more likely than not that the deferred tax assets recorded in RAI’s consolidated balance sheet will be realized. To the extent a deferred tax liability is established, it is recorded, tracked and, once it becomes currently due and payable, paid to the taxing authorities.

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.

Recently Adopted Accounting Pronouncements

For information relating to recently adopted accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

2009 Compared with 2008

	For the Twelve Months Ended December 31,
	2009	2008	% Change

Net sales:(1)
RJR Tobacco	$7,334	$7,755	(5.4)%
Conwood	673	723	(6.9)%
All other	412	367	12.3%

Net sales	8,419	8,845	(4.8)%
Cost of products sold(1)(2)	4,485	4,863	(7.8)%
Selling, general and administrative expenses	1,508	1,500	0.5%
Amortization expense	28	22	27.3%
Restructuring charge	56	90	(37.8)%
Trademark impairment charges	567	318	78.3%
Operating income:
RJR Tobacco	1,487	1,805	(17.6)%
Conwood	276	232	19.0%
All other	112	104	7.7%
Corporate expense	(100)	(89)	12.4%

	$1,775	$2,052	(13.5)%

(1)	Excludes excise taxes of:

	2009	2008

RJR Tobacco	$3,532	$1,689
Conwood	124	20
All other	271	181

	$3,927	$1,890

(2)	See below for further information related to State Settlement Agreements and federal tobacco buyout expense included in cost of products sold.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended
	December 31,
	2009	2008	% Change

Growth brands:
CAMEL excluding non-filter	21.2	23.3	(9.2)%
PALL MALL	14.6	8.6	70.9%

	35.8	31.8	12.3%
Support brands	37.9	46.6	(18.7)%
Non-support brands	8.0	11.0	(27.2)%

Total domestic	81.7	89.5	(8.7)%

Total premium	48.1	55.9	(13.9)%
Total value	33.5	33.5	(0.1)%
Premium/Total mix	59.0%	62.5%
Industry(2):
Premium	222.6	251.1	(11.3)%
Value	93.1	94.2	(1.2)%

Total domestic	315.7	345.3	(8.6)%

Premium/Total mix	70.5%	72.7%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from MSAi. All amounts reflect the current methodology.

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

RJR Tobacco’s net sales for the year ended December 31, 2009, decreased $421 million, or 5.4%, from the year ended December 31, 2008, driven by $566 million attributable to lower cigarette volume. RJR Tobacco’s decreases in net sales and cigarette shipment volume primarily reflect a continued decline in consumption, partially offset by the recent price increase resulting from the increase in federal excise tax. RJR Tobacco’s total domestic cigarette shipment volume decreased 8.7% in 2009 compared with 2008. Industry cigarette shipment volume for 2009 was down 8.6% compared with 2008. RJR Tobacco’s and industry cigarette shipment volume declines for 2009 are higher than prior years as a result of the increase in the federal excise tax.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows(2)(3):

	For the Twelve Months Ended
	December 31,
			Share Point
	2009	2008	Change

Growth brands:
CAMEL excluding non-filter	7.5%	7.7%	(0.1)
PALL MALL	4.8%	2.7%	2.1

Total growth brands	12.3%	10.4%	1.9
Support brands	13.1%	14.6%	(1.5)
Non-support brands	2.9%	3.5%	(0.6)

Total domestic	28.3%	28.4%	(0.1)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(3)	In 2009, at the request of RJR Tobacco, the IRI/Capstone model was revised to better reflect actual retail sales. All data reflects the new methodology.

The retail share of market of CAMEL’s filtered styles decreased 0.1 share points in 2009 compared with 2008. CAMEL Crush has captured 0.7 share points as of December 31, 2009, as the success of this style continues to be a key driver in the growing menthol category. RJR Tobacco expanded the use of the capsule technology found in CAMEL Crush to CAMEL’s core menthol styles beginning in third quarter of 2009, giving adult smokers the choice between two levels of menthol. In the first quarter of 2010, RJR Tobacco will introduce new packaging for these styles to raise consumer awareness and trial and to strengthen growth in the menthol category.

CAMEL Snus was expanded nationally in the first quarter of 2009, and as of December 31, 2009, gained market share of 0.3 percent on a cigarette equivalent basis that assumes a can of snus is equal to a pack of cigarettes. Two new styles of CAMEL Snus were launched in limited markets in the third quarter of 2009.

CAMEL Orbs were launched in three lead markets during the first quarter of 2009, and CAMEL Sticks and Strips were launched in those lead markets in the third quarter of 2009. RJR Tobacco continues to gain insight on ways to improve the products and the packaging of the products.

PALL MALL’s market share increased 2.1 share points in 2009 compared with 2008. PALL MALL’s growth is believed to be the result of adult consumers switching brands seeking greater value. PALL MALL, positioned as a product that offers a longer-lasting cigarette at a value price, has retained a high percentage of adult smokers who try the brand.

The combined share of market of RJR Tobacco’s growth brands during 2009 showed improvement over 2008.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2009, decreased $318 million to $1,487 million from $1,805 million for the year ended December 31, 2008. A trademark impairment charge of $377 million was recorded in the first quarter of 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax. An additional trademark impairment charge of $114 million was recorded in the fourth quarter of 2009 as the result of annual impairment testing of brand trademarks. During 2008, RJR Tobacco recorded trademark impairment charges of $176 million. The impairment charges were based on the excess of each brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.

RJR Tobacco’s operating income was unfavorably impacted by lower cigarette volume, higher pension expense and higher legal expense. Higher pricing, lower promotional spending and productivity gains resulting from the 2008 restructuring partially offset the unfavorability.

In December 2009, RJR Tobacco announced the elimination of approximately 400 full-time production positions. These positions were selected from employees who volunteered to be considered for job elimination. The job eliminations are expected to be substantially completed by December 31, 2010.

Under existing benefit plans, $48 million of severance-related cash benefits and $8 million of non-cash pension-related benefits comprised a restructuring charge of $56 million. None of the cash portion of the charge was paid during 2009. The cash benefits are expected to be substantially paid by December 31, 2011. Cost savings related to the restructuring are expected to be $17 million in 2010 and increasing to approximately $30 million in 2011 and each year thereafter.

RJR Tobacco’s State Settlement Agreements and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2009	2008

Settlements	$2,490	$2,664
Federal tobacco quota buyout	$231	$240

Expenses under the State Settlement Agreements are expected to be approximately $2.5 billion in 2010, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $230 million to $260 million in 2010. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2009 and 2008, RJR Tobacco’s product liability defense costs were $123 million and $96 million, respectively. The increase in product liability defense costs in 2009 compared with 2008 is due primarily to the increase in Engle Progeny cases. For more information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in Item 8, note 14 to consolidated financial statements.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 14 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in Item 8, note 14 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2010.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the increased level of activity in RJR Tobacco’s pending cases and possible new cases, including the increased number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs have increased in 2009 compared with the most recent years. See “— Litigation Affecting the Cigarette Industry — Engle Progeny Cases” and “— Litigation Affecting the Cigarette Industry — Class Action Suits — Engle Case” in Item 8, note 14 to consolidated financial statements for additional information. In addition, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

Conwood

Net Sales

The moist snuff shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Twelve Months Ended
	December 31,
	2009	2008	% Change

KODIAK	47.8	51.0	(6.3)%
GRIZZLY	304.6	279.6	8.9%
Other	4.1	4.5	(9.9)%

Total moist snuff	356.5	335.2	6.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

Conwood’s net sales for the year ended December 31, 2009, were $673 million compared with $723 million for the year ended December 31, 2008. GRIZZLY, Conwood’s leading price-value moist snuff brand, continues to grow moist snuff sales and was the leading moist snuff brand in the United States as of December 31, 2009. KODIAK, Conwood’s leading premium moist snuff brand, reduced pricing at the end of the first quarter of 2009 to remain competitive. This price reduction and volume decline on KODIAK, and a delay in the price increase on GRIZZLY to cover the additional federal excise tax, were the primary drivers of the decrease in sales during 2009 compared with 2008. During 2009, in addition to aggressive promotional spending, pricing was significantly reduced by a competitor on its premium and certain price-value brands.

The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Twelve Months Ended
	December 31,
			Share
	2009	2008	Point Change

KODIAK	3.8%	4.0%	(0.2)
GRIZZLY	25.3%	23.2%	2.0
Other	0.3%	0.4%	(0.1)

Total moist snuff	29.4%	27.6%	1.8

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

Moist snuff has been the key driver to Conwood’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 71% of Conwood’s revenue in 2009 and approximately 66% in 2008. While industry moist snuff volume grew over 4% in 2009, Conwood’s moist snuff volume grew over 6% in 2009, attributable to its innovation, product development and brand building. Continuing with innovation and brand building, Conwood will feature embossed metal lids on KODIAK and GRIZZLY brands in 2010.

GRIZZLY had a 25.3% share of moist snuff shipments in 2009, an increase of 2.0 share points from 2008, due in part to the success of new GRIZZLY styles. GRIZZLY launched mint and straight pouch styles in the first quarter of 2009 and GRIZZLY snuff pouches in the fourth quarter of 2009. Pouches, in the industry, have grown over 25% in 2009 and now account for nearly 8% of moist snuff sales. GRIZZLY’s pouch styles generated approximately 60% of the pouch growth in the industry during 2009. Also being launched in the first quarter of 2010 is GRIZZLY 1900 Long Cut, a natural product with a traditional long cut.

The shipment share of KODIAK declined 0.2 share points in 2009 compared with 2008 due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession. KODIAK’s price reduction during the first quarter of 2009 aligned KODIAK with other premium brands, making it more competitive.

Conwood launched CAMEL Dip, a premium moist snuff, in two styles, Wintergreen Wide Cut and Dark Milled, in lead markets during the second quarter of 2009. CAMEL Dip will be launched in ten additional markets in the first quarter of 2010. CAMEL Wintergreen pouches will be launched in the first quarter of 2010.

Operating Income

Conwood’s operating income for the year ended December 31, 2009, increased to $276 million from $232 million, primarily impacted by a trademark impairment charge of $76 million in 2009 compared with a trademark impairment charge of $142 million in 2008. Additionally, lower margins on KODIAK and higher promotional spending due to product introductions, tax increases and competitive activity were partially offset by increases in volume and pricing by GRIZZLY.

The 2009 impairment charge was the result of impairment testing triggered by certain price reductions and the anticipated sales impact due to the increase in the federal excise tax effective April 1, 2009. This impairment occurred on several of Conwood’s brands, including KODIAK, driven by the decrease in its list price to meet competition, as well as the federal excise tax impact on other brands. The impairment charge was based on the excess of each brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.

All Other

All Other sales for the year ended December 31, 2009, were favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. Operating income for the 2009 year increased as a result of higher sales in 2009 as compared with 2008.

RAI Consolidated

Interest and debt expense was $251 million for the year ended December 31, 2009, a decrease of $24 million over the comparable prior year. This decrease was primarily due to lower effective interest rates in 2009 as compared with 2008 coupled with lower debt balances during 2009.

Interest income was $19 million for the year ended December 31, 2009, a decrease of $41 million compared with the year ended December 31, 2008. This decrease was the result of investing at lower interest rates in 2009.

Gain on termination of joint venture of $328 million in 2008 resulted from the termination of the Reynolds-Gallaher International Sarl joint venture. See Item 8, note 5 to consolidated financial statements for additional information related to the joint venture termination.

Other expense net was $9 million for the year ended December 31, 2009, a decrease of $28 million compared with the year ended December 31, 2008. Impairments on investments deemed other-than-temporary of $35 million were expensed in 2008.

Provision for income taxes was $572 million, or an effective rate of 37.3%, for the year ended December 31, 2009, compared with $790 million, or an effective rate of 37.1%, for the year ended December 31, 2008. The effective tax rate for 2009 was unfavorably impacted by the increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The 2008 effective rate was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.

RAI expects its effective tax rate to be approximately 38% in 2010.

2008 Compared with 2007

	For the Twelve Months Ended December 31,
	2008	2007	% Change

Net sales:(1)
RJR Tobacco	$7,755	$8,022	(3.3)%
Conwood	723	670	7.9%
All other	367	331	10.9%

Net sales	8,845	9,023	(2.0)%
Cost of products sold(1)(2)	4,863	4,960	(2.0)%
Selling, general and administrative expenses	1,500	1,687	(11.1)%
Amortization expense	22	23	(4.3)%
Restructuring charge	90	—	NM(3)
Trademark impairment charges	318	65	NM(3)
Operating income:
RJR Tobacco	1,805	1,988	(9.2)%
Conwood	232	312	(25.6)%
All other	104	94	10.6%
Corporate expense	(89)	(106)	(16.0)%

	$2,052	$2,288	(10.3)%

(1)	Excludes excise taxes of:

	2008	2007

RJR Tobacco	$1,689	$1,847
Conwood	20	18
All other	181	161

	$1,890	$2,026

(2)	See below for further information related to State Settlement Agreements and federal tobacco buyout expense included in cost of products sold.

(3)	Percentage change not meaningful.

In 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations resulted in the elimination of approximately 600 full-time jobs, which were substantially completed by December 31, 2009.

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

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
	2008	2007	% Change

Growth brands:
CAMEL excluding non-filter	23.3	24.2	(3.8)%
PALL MALL	8.6	7.1	20.8%

	31.8	31.3	1.7%
Support brands	46.6	52.0	(10.3)%
Non-support brands	11.0	14.3	(23.3)%

Total domestic	89.5	97.6	(8.4)%

Total premium	55.9	60.9	(8.2)%
Total value	33.5	36.7	(8.7)%
Premium/Total mix	62.5%	62.4%
Industry(2):
Premium	251.1	259.9	(3.4)%
Value	94.2	97.3	(3.1)%

Total domestic	345.3	357.2	(3.3)%

Premium/Total mix	72.7%	72.8%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from MSAi.

During 2008, RJR Tobacco selectively reduced the number of products sold by discontinuing a number of low-margin and non-core brands and styles to reduce complexity and improve efficiency.

RJR Tobacco’s net sales for the year ended December 31, 2008, decreased $267 million, or 3.3%, from the year ended December 31, 2007, driven by $339 million attributable to lower volume, partially offset by improved pricing, net of promotional spending. RJR Tobacco’s decreases in net sales and shipment volume reflect intensified competitive activity in the first half of 2008, a decrease in consumption, wholesale inventory reductions, and the impact of RJR Tobacco’s selective brand and style reduction. In addition, RJR Tobacco’s consumers are believed to be more price-sensitive than consumers of competing brands and, therefore, are more negatively affected by the current adverse economic pressures. RJR Tobacco’s total domestic shipment volume decreased 8.4% in 2008 compared with 2007. Industry shipment volume for 2008 was down 3.3% compared with 2007.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows(2)(3):

	For the Twelve Months Ended December 31,
			Share Point
	2008	2007	Change

Growth brands:
CAMEL excluding non-filter	8.0%	7.8%	0.3
PALL MALL	2.6%	2.1%	0.5

Total growth brands	10.7%	9.9%	0.8
Support brands	13.8%	14.7%	(0.9)
Non-support brands	3.6%	4.4%	(0.8)

Total domestic	28.1%	29.0%	(1.0)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

(3)	In 2009, at the request of RJR Tobacco, IRI/Capstone revised its sampling model to better reflect the current retail environment. Data provided herein reflects previously published data using IRI/Capstone’s historical methodology.

The retail share of market of CAMEL’s filtered styles increased 0.3 share points in 2008 compared with 2007. During the first half of 2008, CAMEL launched updated packaging and smoother blends for its core styles. CAMEL also introduced CAMEL Crush in lead markets during the first quarter of 2008. CAMEL Crush was expanded nationally during the third quarter of 2008 and had a market share of 0.7 share points in the fourth quarter of 2008.

CAMEL Snus expanded into a total of 17 markets in 2008. Additionally, in October 2008, RJR Tobacco introduced CAMEL Dissolvables that include CAMEL Orbs, Sticks and Strips.

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

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2008, decreased $183 million to $1,805 million from $1,988 million for the year ended December 31, 2007. In addition to a restructuring charge of $81 million in the second half of 2008, the reclassification of KOOL to a support brand from a growth brand in the third quarter of 2008 triggered a non-cash trademark impairment of $173 million. An additional impairment charge of $3 million was recorded in the fourth quarter of 2008 as the result of annual impairment testing of brand trademarks. In 2007, RJR Tobacco recorded a trademark impairment charge of $33 million.

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

RJR Tobacco’s State Settlement Agreements and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

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

Conwood

Net Sales

The moist snuff shipment volume, in millions of cans, for Conwood was as follows(1):

	For the Twelve Months Ended December 31,
	2008	2007	% Change

KODIAK	51.0	53.2	(4.2)%
GRIZZLY	279.6	237.0	18.0%
Other	4.5	5.4	(16.1)%

Total moist snuff	335.2	295.6	13.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

Conwood’s net sales for the year ended December 31, 2008, were $723 million compared with $670 million for the year ended December 31, 2007. Moist snuff sales generated the increase over the prior-year period, led by GRIZZLY.

The Conwood shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Twelve Months Ended December 31,
			Share
	2008	2007	Point Change

KODIAK	4.0%	4.4%	(0.4)
GRIZZLY	23.2%	21.1%	2.2
Other	0.4%	0.5%	(0.1)

Total moist snuff	27.6%	26.0%	1.7

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by Conwood primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

Moist snuff accounted for approximately 66% of Conwood’s revenue in 2008 and approximately 60% in 2007. Conwood’s key brands include KODIAK in the premium brand category and GRIZZLY in the price-value brand category. Conwood’s U.S. moist snuff market share was 27.6% in 2008 and 26.0% in 2007 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Although moist snuff volume grew over 7% in 2008, Conwood’s moist snuff volume grew over 13% in 2008, attributable to its innovation, product development and brand building.

GRIZZLY had a 23.2% share of moist snuff shipments in 2008, an increase of 2.2 share points from 2007, despite further narrowing of the price gap between premium brands and value brands, such as GRIZZLY. In 2008, Conwood expanded nationally the launch of two new GRIZZLY styles, GRIZZLY Wintergreen Pouches and GRIZZLY Snuff, to build on the brand’s momentum and aid in its share growth.

The shipment share of KODIAK declined 0.4 share points in 2008 compared with 2007 due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession.

Operating Income

Conwood’s operating income for the year ended December 31, 2008, decreased to $232 million from $312 million for 2007. This change is due to increased price-value volume and higher pricing offset primarily by trademark impairment. The annual impairment testing of trademarks in the fourth quarter of 2008 resulted in a charge of $142 million compared with $32 million in 2007. The 2008 impairment occurred primarily on KODIAK, which reflected the demand shift from premium to price-value brands.

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

Other expense net was expense of $37 million for the year ended December 31, 2008, an increase of $26 million compared with the year ended December 31, 2007. Impairments on investments deemed other-than-temporary of $35 million were expensed in 2008.

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

RAI evaluated the liquidity of key suppliers and significant customers throughout 2009. Where there were liquidity concerns identified with key suppliers, contingency plans were developed. To date, no business interruptions have occurred caused by key supplier liquidity. No liquidity issues were identified regarding significant customers.

As of December 31, 2009, RAI held investments primarily in money market funds, auction rate securities, a mortgage-backed security and a marketable equity security. Certain money market funds are classified as short-term investments due to liquidity restrictions by the fund managers preventing immediate withdrawal. Given such restrictions, these funds will not be available until the underlying investments mature or are sold. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these money market funds, auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. At December 31, 2009, RAI considered the mortgage-backed security and the auction rate securities to be temporarily impaired.

Contractual obligations as of December 31, 2009 were as follows:

	Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2010	2011-2012	2013-2014	Thereafter

Long-term notes, exclusive of interest(1)	$4,210	$300	$850	$685	$2,375
Interest payments related to long-term notes(1)	1,902	233	412	306	951
Operating leases(2)	69	17	29	20	3
Non-qualified pension obligations(3)	88	9	18	17	44
Postretirement benefit obligations(3)	718	68	144	147	359
Qualified pension funding(3)	300	300
Purchase obligations(4)	779	339	178	189	73
Other noncurrent liabilities(5)	95	N/A	64	10	21
State Settlement Agreements’ obligations(6)	13,300	2,500	5,400	5,400
Gross unrecognized tax benefit(7)	94
Federal tobacco buyout obligations(8)	1,360	260	550	550	—

Total cash obligations	$22,915	$4,026	$7,645	$7,324	$3,826

(1)	For more information about RAI’s and RJR’s long-term notes, see Item 8, note 12 to consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 14 to consolidated financial statements for additional information.

(3)	For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 17 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on the Pension Protection Act and tax deductibility and is not reasonably estimable beyond one year.

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

(5)	Other noncurrent liabilities include primarily restructuring and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, including RJR’s liabilities recorded in 1999 related to certain indemnification claims, for which timing of payments are not estimable. For more information about RJR’s indemnification obligations, see Item 8, note 14 to consolidated financial statements.

(6)	State Settlement Agreements obligation amounts in the aggregate beyond five years are not meaningful as these are obligations into perpetuity. For more information about the State Settlement Agreements, see Item 8, note 14 to consolidated financial statements.

(7)	For more information on gross unrecognized tax benefits, see Item 8, note 10 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and Item 8, note 14 to consolidated financial statements.

Commitments as of December 31, 2009 were as follows:

	Commitment
	Expiration Period
		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$15	$15

Total commitments	$15	$15

Cash Flows

2009 Compared with 2008

Net cash flows from operating activities were $1,454 million in 2009, compared with $1,315 million in 2008. This change was driven by the partial retention of the 2009 MSA payment and lower taxes paid, partially offset by higher pension payments, higher bonds posted and lower interest received in 2009.

Net cash flows used in investing activities was $123 million in 2009, compared with net cash flows from investing activities of $278 million for the prior year. This change was primarily driven by lower proceeds from short-term investments as well as higher capital expenditures and an acquisition in 2009 compared with the 2008 proceeds from the termination of the joint venture.

Net cash flows used in financing activities were $1,192 million in 2009, compared with $1,206 million in 2008. Lower common stock purchases in 2009 were nearly offset by long-term debt repaid in 2009.

2008 Compared with 2007

Net cash flows from operating activities were $1,315 million in 2008, compared with $1,331 million in 2007. This change was driven primarily by higher State Settlement Agreement and tax payments, partially offset by lower pension funding in 2008.

Net cash flows from investing activities were $278 million in 2008, compared with $763 million for the prior year. This change was primarily driven by higher short-term investing net proceeds in 2007 that more than offset the proceeds received in 2008 as a result of the termination of the joint venture.

Net cash flows used in financing activities were $1,206 million in 2008, compared with $1,312 million in 2007. This change was due to prior-year repayment of long-term debt, offset by higher stock repurchases and higher dividends per share in 2008.

Borrowing Arrangements

As of December 31, 2009, RAI’s total consolidated debt consisted of RAI notes in the aggregate principal amount of $4.1 billion, with maturity dates ranging from 2010 to 2037, and RJR notes in the aggregate principal amount of $118 million, with maturity dates ranging from 2012 to 2015. See Item 8, note 12 to consolidated financial statements for more information on these notes.

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. On December 31, 2008, interest rate swaps existed on $1.6 billion of fixed-rate notes. When entered into, these swaps were designated as hedges of underlying exposures. On January 6, 2009, RAI and RJR entered into offsetting interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. These swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of current swaps and have a technical right of offset. The future cash flows, established as a result of entering into the January 6, 2009, swaps, total $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the swap agreements on January 6, 2009, RAI de-designated the current swaps as fair value hedges.

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

Effective July 3, 2009, RAI entered into a Second Amendment to Credit Agreement, referred to as the Second Amendment, amending RAI’s credit facility. The Second Amendment amends the credit facility by, among other things:

•	terminating the revolving loan commitment of Lehman Commercial Paper Inc., referred to as LCPI, which filed for protection under Chapter 11 of the federal Bankruptcy Code on October 5, 2008, and thereby reducing the total revolving loan commitment under the credit facility from $550 million to $498 million;

•	amending the definition of “Lender Default” and certain related definitions;

•	granting RAI the right under certain circumstances to terminate the revolving loan commitment of a Defaulting Lender, as defined in the credit facility, if RAI is unable to replace such Defaulting Lender; and

•	otherwise clarifying the rights and responsibilities of the parties to the credit facility upon the occurrence of a Lender Default.

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

$498.00

At December 31, 2009, RAI had $15 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $483 million of the credit facility was available for borrowing.

Certain of RAI’s subsidiaries, including the Guarantors, have guaranteed RAI’s obligations under the credit facility and under RAI’s outstanding senior notes, referred to as the Notes. The collateral for the credit facility, Notes and related guarantees (which was released during 2008) will be reinstated if RAI’s corporate credit rating issued by each of S&P and Moody’s is lowered to at least one level below the lowest rating level established as investment grade, or if RAI’s corporate credit rating issued by either S&P or Moody’s is lowered to at least two levels below the lowest rating level established as investment grade.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2009.

Dividends

On February 2, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividend will be paid on April 1, 2010, to shareholders of record as of March 10, 2010. On an annualized basis, the dividend rate is $3.60 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.

Stock Repurchases

On April 29, 2008, RAI’s board of directors authorized RAI’s repurchase, prior to April 30, 2009, of up to $350 million of outstanding shares of RAI common stock in open market or privately negotiated transactions. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. RAI had repurchased and cancelled 3,817,095 shares of RAI common stock for

$207 million under the above share repurchase program during 2008. RAI did not repurchase any shares of RAI common stock under this program in 2009.

Additionally during 2009, at a cost of $5 million, RAI purchased 154,441 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries’ recorded cash capital expenditures of $141 million, $113 million and $142 million in 2009, 2008 and 2007, respectively. Of the 2009 amount, $55 million related to RJR Tobacco and $75 million related to Conwood. RJR Tobacco plans to spend $50 million to $60 million for capital expenditures during 2010, primarily on non-discretionary business requirements, and Conwood plans to spend $165 million to $175 million in 2010, primarily on non-discretionary capacity projects for the Memphis, Tennessee and Clarksville, Tennessee facilities. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2009.

Retirement Benefits

Due primarily to the adverse changes in the financial markets, RAI’s pension assets have been negatively impacted. In 2008, the overall rate of return on the investments for the pension assets was negative approximately 30.1%. RAI assessed the asset allocation and investment strategy and will phase in appropriate changes to balance funded status, interest rate risk and asset returns. Once fully implemented, these changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income and alternatives. As a result of changes to the asset allocation and investment strategy, RAI lowered the expected long-term return on pension assets, referred to as the ELTRA, to 8.25%, in 2009, from 8.74%. The ELTRA, asset allocation, current asset performance and the discount rate may impact the funded status of RAI’s pension plans. As a result, to improve the funded status, RAI contributed $295 million to the pension assets in 2009 and pension expense increased approximately $187 million in 2009 to $125 million.

In 2009, the overall rate of return on the investments for the pension assets was approximately 24.8%. In 2010, RAI plans to contribute $309 million to the pension assets, of which $300 million was contributed in January 2010, and the pension expense is expected to be $115 million.

Income Taxes

At December 31, 2009, RAI had a net deferred tax asset of $515 million. RAI has determined that no valuation allowance is required to be recorded against this deferred tax asset as RAI believes it is more likely than not that all of the deferred tax asset will be realized. This determination is due largely to RAI’s historical and projected reporting pretax earnings and taxable income.

Litigation and Settlements

As discussed in Item 8, note 14 to consolidated financial statements, RJR Tobacco, the Conwood companies and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of January 29, 2010, RJR Tobacco has paid approximately $12 million since January 1, 2007, related to unfavorable judgments. RJR, including its subsidiary RJR Tobacco, have liabilities totaling $94 million that were recorded in connection with certain indemnification claims, not related to smoking and health, asserted by JTI against RJR and RJR Tobacco, relating to the activities of Northern Brands and related litigation.

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

In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 14 to consolidated financial statements, the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

RJR Tobacco and certain of the other participating manufacturers under the State Settlement Agreements are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual State Settlement Agreements’ payment obligation, known as the Non-Participating Manufacturer Adjustment. Pending the resolution of these disputes, RJR Tobacco and certain of the other participating manufacturers have placed the disputed portions of their 2006, 2007 and 2008 annual payments into the MSA disputed funds account. In February 2009, approximately $431 million was released, without waiving claim, to the settling states. Accordingly, RJR Tobacco had approximately $1.2 billion deposited in the MSA disputed funds account as of December 31, 2009. In April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity and — Other NPM Adjustment Claims” in Item 8, note 14 to consolidated financial statements.

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

In addition, as discussed in greater detail below, during 2009, the U.S. Congress adopted legislation increasing the federal excise tax on cigarettes and other tobacco products, and granting the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. During 2010, the U.S. Congress also may consider legislation regarding:

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.07 per pack in South Carolina to $3.46 per pack in Rhode Island. As of December 31, 2009, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.16, compared with the 12-month rolling average of $1.00 as of December 31, 2008. During 2009, 14 states and the District of Columbia passed cigarette excise tax increases, and a number of other states are considering an increase in their cigarette excise taxes for 2010. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Cigars generally are taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 80% in Rhode Island. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may enact such a tax during its 2010 legislative session. As of December 31, 2009, 32 states taxed moist snuff, and 44 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 100% in Wisconsin. Other states have a unit tax or a weight-based tax. During 2009, four states and the District of Columbia enacted legislation changing from an ad valorem to a weight-based taxation system on moist snuff. In addition, Oregon also passed a weight-based tax on moist snuff, which took effect on January 1, 2010, and Wisconsin switched the method of taxing moist snuff from a weight-based tax back to an ad valorem tax. Legislation to convert from an ad valorem to a weight-based tax is expected to be introduced in several states in 2010. In total, during 2009, 17 states passed tax increases on other tobacco products, and a number of other states are considering an increase in their taxes on other tobacco products for 2010.

On July 16, 2009, Oregon enacted a statute including a requirement that smokeless tobacco manufacturers who are not signatories to the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, either certify compliance with certain requirements imposed by the STMSA or place into escrow $0.40 for every unit of smokeless tobacco sold in the state as security against certain types of claims that might be brought by Oregon or other “Releasing Parties” under the STMSA. On September 4, 2009, Conwood Company, LLC, among others, brought suit in Circuit Court, Madison County, Oregon (Conwood Company, LLC v. Kroger) to enjoin the enforcement of this Oregon statute contending the statute violates the constitutions of Oregon and the United States. For further information regarding this case, see Item 8, note 14, to consolidated financial statements.

Oregon also is considering legislation that would require smokeless tobacco manufacturers to join the STMSA and make payments thereunder or place into escrow an amount equivalent to what a manufacturer would have paid had it joined the STMSA. The legislation also would change the tax on chewing tobacco from ad valorem to a weight-based tax of $1.78 per ounce.

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

During the past four decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, this act:

•	established an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking;

•	required a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis;

•	increased type size and area of the warning required in cigarette advertisements; and

•	required that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients added to tobacco in the manufacture of cigarettes to the Secretary of Health and Human Services.

The warnings currently required on cigarette packages and advertisements are:

•	“SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy;”

•	“SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health;”

•	“SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, And Low Birth Weight;” and

•	“SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”

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

On June 22, 2009, President Obama signed into law the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.

The following provisions of the FDA Tobacco Act took effect upon passage:

•	no charitable distribution of tobacco products;

•	prohibitions on statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA;

•	pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products; and

•	prohibition on the marketing of tobacco products in conjunction with any other class of product regulated by the FDA.

In addition, as of September 20, 2009, tobacco manufacturers are banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below).

Over the course of the next three years, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:

•	require tobacco manufacturers to register their manufacturing facilities and list of tobacco products;

•	require manufacturers to produce health-related documents generated from and after June 22, 2009;

•	require manufacturers to report ingredients and harmful constituents;

•	require different and larger warnings on packaging and advertising for cigarettes and smokeless tobacco products;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require manufacturers to obtain FDA clearance for cigarette and smokeless tobacco products commercially launched or to be launched after February 15, 2007;

•	require manufacturers to test ingredients and constituents identified by FDA and disclose this information to the public;

•	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;

•	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	authorize the FDA to place more severe restrictions on the advertising, marketing and sale of tobacco products;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;

•	authorize the FDA to require the reduction of nicotine and the reduction or elimination of other constituents; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.

The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:

•	banning all tobacco products; and

•	requiring the reduction of nicotine yields of a tobacco product to zero.

A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies was $22 million in 2009, and the expense for 2010 will be approximately $75 million to $85 million.

Within the Center, a Tobacco Products Scientific Advisory Committee will provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products, including:

•	a recommendation on modified risk applications;

•	a recommendation as to whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the impact of the use of menthol in cigarettes on the public health; and

•	a report on the impact of dissolvable tobacco products on the public health.

In February 2010, RJR Tobacco received a letter from the Center for Tobacco Products (which letter is available on the FDA’s web site) requesting, in connection with the Tobacco Products Scientific Advisory Committee’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, intends to respond to FDA’s information request.

On August 31, 2009, RJR Tobacco and Conwood joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc. v. United States of America), challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see Item 8, note 14 to consolidated financial statements.

It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and Conwood’s brands, and an increase in costs to RJR Tobacco and Conwood that could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, which may be able to more quickly and cost-effectively comply with these new rules and regulations. The FDA has yet to issue guidance with respect to many provisions of the FDA Tobacco Act, which may result in less efficient compliance efforts. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be affected by FDA rules and regulations.

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

In 2003, the New York Office of Fire Prevention and Control issued a final standard with accompanying regulations that requires all cigarettes offered for sale in New York State after June 28, 2004, to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. As of December 31, 2009, 48 states in addition to New York, as well as Washington, D.C., had enacted fire standards compliance legislation of their own, adopting the same testing standard set forth in the OFPC regulations described above. The cigarettes that RAI’s operating companies sell in these jurisdictions comply with this standard. Wyoming remains the only state to not have enacted this type of legislation. Recognizing these legislative trends in conjunction with its effort to increase productivity and reduce complexity, RJR Tobacco voluntarily converted all of its brands to fire standard compliance paper by the end of 2009.

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” In October 2008, the State of New Jersey passed a similar ban on flavored cigarettes with a similar definition of characterizing flavor but excluding only tobacco, menthol or clove. Additionally, New Jersey extended the ban not only to whether the product itself has a characterizing flavor as part of the aroma of the product or smoke, but also if the product was marketed or advertised as producing such a flavor, taste or aroma. During 2009, New York City passed legislation that would ban characterizing flavors in tobacco products other than cigarettes beginning on February 25, 2010. An exemption applies if the characterizing flavor is tobacco, menthol, mint or wintergreen. U.S. Smokeless Tobacco Manufacturing Co. LLC and U.S. Smokeless Tobacco Brands, Inc. filed suit in federal court on January 7, 2010, claiming that the local law is preempted by the FDA Tobacco Act and violates the Commerce Clause of the U.S. Constitution. Similar bills banning characterizing flavors in tobacco products are pending in other states.

Effective October 1, 2008, the San Francisco Board of Supervisors adopted a ban on the sale of tobacco products in some pharmacies. During 2009, the Boston Public Health Commission and the Massachusetts communities of Uxbridge and Needham instituted similar bans.

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

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in Item 8, note 14 to consolidated financial statements.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco and Conwood, see “— Other Contingencies” in Item 8, note 14 to consolidated financial statements.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing taxation and regulation of tobacco products, including the recent federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or that the FDA will extend the ban on characterizing flavors to smokeless tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions, without negatively affecting sales;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	declining liquidity in the financial markets, including bankruptcy of lenders participating in the credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk concerning investments in, or obligations for, and service agreements related to, foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.

The table below provides information about RAI’s financial instruments, as of December 31, 2009, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)

Investments:
Variable Rate	$2,707	—	—	—	—	$34	$2,741	$2,741
Average Interest Rate	0.1%	—	—	—	—	2.0%	0.1%	—
Fixed-Rate	—	—	—	—	—	$5	$5	$5
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$300	—	$450	$685	—	$2,375	$3,810	$4,050
Average Interest Rate(2)	6.5%	—	7.3%	7.4%	—	7.3%	7.2%	—
Variable Rate	—	$400	—	—	—	—	$400	$396
Average Interest Rate(2)	—	1.0%	—	—	—	—	1.0%	—
Swaps — Fixed to Floating:
Notional Amount(3)	—	—	$350	—	—	$1,150	$1,500	$182
Average Variable Interest Pay Rate(2)	—	—	1.9%	—	—	1.7%	1.7%	—
Average Fixed Interest Receive Rate(2)	—	—	7.3%	—	—	7.1%	7.1%	—
Swaps — Floating to Fixed:
Notional Amount(3)	—	—	$350	—	—	$1,150	$1,500	$55
Average Variable Interest Pay Rate(2)	—	—	1.9%	—	—	1.7%	1.7%	—
Average Fixed Interest Receive Rate(2)	—	—	3.8%	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of December 31, 2009, RAI had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps to variable rate debt. See Item 8, note 13 to consolidated financial statements for additional information.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2009, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency. See “— Liquidity and Financial Condition” in Item 7 for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its methods of accounting for determining whether certain securities should be included in the basic earnings per share calculation as of January 1, 2009, due to the adoption of Financial Accounting Standards Board Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 260, Earnings Per Share) and for measuring and disclosing the fair value of assets and liabilities as of January 1, 2008, due to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (codified in FASB ASC Topic No. 820, Fair Value Measurements and Disclosures).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Greensboro, North Carolina
February 19, 2010

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2009.

Dated: February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited Reynolds American Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 19, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Greensboro, North Carolina
February 19, 2010

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,
	2009	2008	2007

Net sales(1)	$8,015	$8,377	$8,516
Net sales, related party	404	468	507

Net sales	8,419	8,845	9,023
Costs and expenses:
Cost of products sold(1)(2)(3)	4,485	4,863	4,960
Selling, general and administrative expenses	1,508	1,500	1,687
Amortization expense	28	22	23
Restructuring charge	56	90	—
Trademark impairment charges	567	318	65

Operating income	1,775	2,052	2,288
Interest and debt expense	251	275	338
Interest income	(19)	(60)	(134)
Gain on termination of joint venture	—	(328)	—
Other expense, net	9	37	11

Income before income taxes and extraordinary item	1,534	2,128	2,073
Provision for income taxes	572	790	766

Income before extraordinary item	962	1,338	1,307
Extraordinary item — gain on acquisition	—	—	1

Net income	$962	$1,338	$1,308

Basic income per share:
Income before extraordinary item	$3.30	$4.56	$4.43
Extraordinary item	—	—	—

Net income	$3.30	$4.56	$4.43

Diluted income per share:
Income before extraordinary item	$3.30	$4.56	$4.43
Extraordinary item	—	—	—

Net income	$3.30	$4.56	$4.43

Dividends declared per share	$3.45	$3.40	$3.20

(1)	Excludes excise taxes of $3,927 million, $1,890 million and $2,026 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes Master Settlement Agreement, referred to as MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, expense of $2,540 million, $2,703 million and $2,821 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Includes federal tobacco quota buyout expenses of $240 million, $249 million and $255 million for the years ended December 31, 2009, 2008 and 2007, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended
	December 31,
	2009	2008	2007

Cash flows from (used in) operating activities:
Net income	$962	$1,338	$1,308
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	144	142	143
Gain on termination of joint venture	—	(328)	—
Restructuring charge, net of cash payments	7	75	(12)
Trademark impairment charges	567	318	65
Deferred income tax expense	(154)	16	69
Other changes that provided (used) cash:
Accounts and other receivables	—	(27)	8
Inventories	(49)	26	(41)
Related party, net	2	—	(47)
Accounts payable	(10)	(12)	(57)
Accrued liabilities including income taxes and other working capital	(191)	(67)	(72)
Litigation bonds	(23)	5	94
Tobacco settlement	291	(125)	205
Pension and postretirement	(181)	(88)	(328)
Other, net	89	42	(4)

Net cash flows from operating activities	1,454	1,315	1,331

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(56)	(3,764)
Proceeds from settlement of short-term investments	19	238	4,655
Proceeds from settlement of long-term investments	6	8	—
Capital expenditures	(141)	(113)	(142)
Acquisition, net of cash acquired	(43)	—	(3)
Distributions from equity investees	—	27	15
Net proceeds from sale of fixed assets	11	8	3
Proceeds from termination of joint venture	24	164	—
Other, net	1	2	(1)

Net cash flows from (used in) investing activities	(123)	278	763

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(999)	(916)
Repurchase of common stock	(5)	(210)	(60)
Repayments of long-term debt	(200)	—	(329)
Repayment of term loan	—	—	(1,542)
Proceeds from issuance of long-term debt	—	—	1,547
Deferred debt issuance costs	—	—	(15)
Other, net	4	3	3

Net cash flows used in financing activities	(1,192)	(1,206)	(1,312)

Effect of exchange rate changes on cash and cash equivalents	6	(24)	—

Net change in cash and cash equivalents	145	363	782
Cash and cash equivalents at beginning of year	2,578	2,215	1,433

Cash and cash equivalents at end of year	$2,723	$2,578	$2,215

Income taxes paid, net of refunds	$709	$846	$655
Interest paid	$245	$268	$334

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$2,723	$2,578
Short-term investments	4	23
Accounts receivable	109	84
Accounts receivable, related party	96	91
Notes receivable	36	35
Other receivables	15	37
Inventories	1,219	1,170
Deferred income taxes, net	956	838
Prepaid expenses and other	337	163

Total current assets	5,495	5,019
Property, plant and equipment, at cost:
Land and land improvements	88	95
Buildings and leasehold improvements	661	692
Machinery and equipment	1,759	1,756
Construction-in-process	87	37

Total property, plant and equipment	2,595	2,580
Less accumulated depreciation	1,570	1,549

Property, plant and equipment, net	1,025	1,031
Trademarks and other intangible assets, net of accumulated amortization (2009 — $647; 2008 — $619)	2,718	3,270
Goodwill	8,185	8,174
Other assets and deferred charges	586	660

	$18,009	$18,154

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$196	$206
Tobacco settlement accruals	2,611	2,321
Due to related party	3	3
Deferred revenue, related party	57	50
Current maturities of long-term debt	300	200
Other current liabilities	1,173	1,143

Total current liabilities	4,340	3,923
Long-term debt (less current maturities)	4,136	4,486
Deferred income taxes, net	441	282
Long-term retirement benefits (less current portion)	2,218	2,836
Other noncurrent liabilities	376	390
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2009 — 291,424,051; 2008 — 291,450,762)	—	—
Paid-in capital	8,498	8,463
Accumulated deficit	(579)	(531)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2009 — $(1,376) and 2008 — $(1,643), net of tax)	(1,421)	(1,695)

Total shareholders’ equity	6,498	6,237

	$18,009	$18,154

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions, Except Per Share Amounts)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income (Loss)

Balance at December 31, 2006	$—	$8,702	$(1,241)	$(418)	$7,043
Cumulative effect of change in accounting principle	—	—	5	—	5

Adjusted balance as of January 1, 2007	—	8,702	(1,236)	(418)	7,048
Net income	—	—	1,308	—	1,308	$1,308
Retirement benefits, net of $72 tax expense	—	—	—	112	112	112
Unrealized loss on investments, net of $8 tax benefit	—	—	—	(11)	(11)	(11)
Cumulative translation adjustment and other	—	—	—	3	3	3

Total comprehensive income						$1,412

Dividends — $3.20 per share	—	—	(945)	—	(945)
Equity incentive award plan and stock-based compensation	—	9	—	—	9
Common stock repurchased	—	(60)	—	—	(60)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2007	—	8,653	(873)	(314)	7,466
Net income	—	—	1,338	—	1,338	$1,338
Retirement benefits, net of $884 tax benefit	—	—	—	(1,337)	(1,337)	(1,337)
Unrealized loss on investments, net of $20 tax benefit	—	—	—	(30)	(30)	(30)
Cumulative translation adjustment and other, net of $6 tax benefit	—	—	—	(14)	(14)	(14)

Total comprehensive loss						$(43)

Dividends — $3.40 per share	—	—	(996)	—	(996)
Equity incentive award plan and stock-based compensation	—	18	—	—	18
Common stock repurchased	—	(210)	—	—	(210)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2008	—	8,463	(531)	(1,695)	6,237
Net income	—	—	962	—	962	$962
Retirement benefits, net of $177 tax expense	—	—	—	267	267	267
Unrealized gain on investments, net of $2 tax expense	—	—	—	4	4	4
Cumulative translation adjustment and other, net of $7 tax expense	—	—	—	3	3	3

Total comprehensive income						$1,236

Dividends — $3.45 per share	—	—	(1,010)	—	(1,010)
Equity incentive award plan and stock-based compensation	—	38	—	—	38
Common stock repurchased	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; Conwood Holdings Inc.; and American Snuff Company, LLC, formerly known as Conwood Company, LLC, and Rosswil LLC, collectively referred to as the Conwood companies.

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

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. Santa Fe and Niconovum AB, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s operating subsidiaries primarily conduct their business in the United States.

Basis of Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as GAAP, requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Volatile credit and equity markets, changes to regulatory and legal environments, and consumer spending may affect the uncertainty inherent in such estimates and assumptions. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses deemed temporarily impaired reported, net of tax, as accumulated other comprehensive loss. All losses deemed to be other than temporarily impaired are recorded in earnings. As of December 31, 2009, RAI held investments primarily in money market funds, auction rate securities, a mortgage-backed security and a marketable equity security. Certain money market funds are classified as short-term investments due to the liquidity restrictions by the fund managers preventing immediate withdrawal.

Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The funds associated with the auction rate securities and the mortgage-backed security will not be accessible until a successful auction occurs or a buyer is found. These investments are evaluated on a quarterly basis to determine if a credit loss has been incurred and the investment is other than temporarily impaired. For these investments, RAI uses assumptions about future cash flows and risk-adjusted discount rates to determine fair value. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates to determine if credit losses have been incurred. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.

Inventories

Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead, and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to aging requirements, are classified as current assets, consistent with recognized industry practice.

Long-lived Assets

Long-lived assets, such as property, plant and equipment, trademarks and other intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income.

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets and are capitalized when acquired. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, determining the fair value of individual assets and liabilities, including unrecorded intangibles. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually, in the fourth quarter, and more frequently if events and circumstances indicate that the asset might be impaired.

Accounting for Derivative Instruments and Hedging Activities

RAI measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded in earnings unless hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive loss. The ineffective portions of hedges are recognized in earnings in the current period. At December 31, 2009, RAI had no derivative instruments classified as hedges.

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively. Any unrecognized gain or loss will be deferred and recognized into income as the formerly hedged item is recognized in earnings.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. During 2009 and 2008, costs of $21 million and $25 million, respectively, were capitalized or included in construction in process. At December 31, 2009, and December 31, 2008, the unamortized balance was $73 million and $81 million, respectively. Software amortization expense was $26 million, $24 million and $16 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. These criteria are generally met when title and risk of loss pass to the customer. Payments received in advance of shipments are deferred and recorded in other accrued liabilities until shipment occurs. Certain sales of leaf to a related party, considered as bill-and-hold for accounting purposes, are recorded as deferred revenue when all of the above revenue recognition criteria are met except delivery, postponed at the customer’s request. Revenue is subsequently recognized upon delivery.

Shipping and handling costs are classified as cost of products sold. Net sales include certain sales incentives, including coupons and buydowns.

Advertising and Research and Development

Advertising costs, which are expensed as incurred, were $103 million, $127 million and $165 million for the years ended December 31, 2009, 2008 and 2007, respectively. Research and development costs, which are expensed as incurred, were $68 million, $59 million and $57 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties related to uncertain tax positions are accounted for as tax expense. Federal income taxes for RAI and its subsidiaries are calculated on a consolidated basis. State income taxes for RAI and its subsidiaries are primarily calculated on a separate return basis.

RAI accounts for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50  percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

Stock-based compensation recognizes all forms of share-based payment awards, including shares issued to employees under stock options, restricted stock, restricted stock units and stock appreciation rights.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur. These changes are reported in accumulated other comprehensive loss, as a separate component of shareholders’ equity.

Recognized gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses was included in either pension expense or in the postretirement benefit cost. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Contingencies

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting guidance had no material impact on RAI’s consolidated results of operations, cash flows or financial position:

•	Effective January 1, 2009, guidance for the measurements and disclosure of fair value for nonfinancial assets and nonfinancial liabilities. This new guidance does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It also establishes a fair value hierarchy that distinguishes between independent and observable inputs and unobservable inputs based on the best information available.

•	Effective January 1, 2009, authoritative GAAP that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. As a result, unvested restricted shares outstanding under the Reynolds American Inc. Long-Term Incentive Plan, referred to as the LTIP, are included in basic EPS calculations. Comparative earnings per share have been adjusted retrospectively to conform to the provisions of this authoritative GAAP, which reduced basic and diluted net income per share by $0.02 and $0.01, respectively for 2008, and reduced basic income per share by $0.01 for 2007.

•	Effective January 1, 2009, guidance for the qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. This guidance also seeks enhanced disclosure around derivative instruments in financial statements and how hedges affect an entity’s financial position, financial performance and cash flows.

•	Effective June 30, 2009, additional clarification for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased, as well as clarification on identifying circumstances that indicate a transaction is not orderly.

•	Effective June 30, 2009, additional clarification to make other-than-temporary impairment guidance more operational and to improve the financial statement presentation of such impairments.

•	Effective June 30, 2009, guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

•	Effective June 30, 2009, authoritative GAAP that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.

•	Effective September 30, 2009, additional clarification on the measurement of liabilities at fair value when no observable data is available.

In June 2009, the Financial Accounting Standards Board, referred to as FASB, issued its Accounting Standards Codification, referred to as ASC. The ASC became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

RAI has evaluated events that occurred subsequent to December 31, 2009, through the financial statement issue date of February 19, 2010, and determined there were no material recordable or reportable subsequent events, except as disclosed in note 14.

Note 2 —	Fair Value Measurement

Financial assets (liabilities) carried at fair value as of December 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total

Money market funds	$2,662	$—	$4	$2,666
Auction rate securities — corporate credit risk	—	—	30	30
Auction rate securities — financial insurance companies	—	—	17	17
Mortgage-backed security	—	—	16	16
Marketable equity security	19	—	—	19
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	182	—	182
Interest rate swaps — floating to fixed rate	—	57	—	57
Interest rate swaps — floating to fixed rate	—	(2)	—	(2)

Financial assets carried at fair value as of December 31, 2008, were as follows:

	Level 1	Level 2	Level 3	Total

Money market funds	$2,269	$—	$23	$2,292
Auction rate securities — corporate credit risk	—	—	44	44
Auction rate securities — financial insurance companies	—	—	15	15
Mortgage-backed security	—	—	21	21
Assets held in grantor trusts	16	—	—	16
Interest rate swaps — fixed to floating rate	—	287	—	287

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads. See note 13 for additional information on interest rate swaps.

The fair value of the money market funds, classified as Level 3, utilized an income approach model and was based upon expected future cash flows from accumulated cash in the fund and future maturities of the remaining securities held in the fund. During 2009, redemptions of $5 million were received from the Reserve Fund-Primary Fund and redemptions of $14 million were received from the Reserve Fund-International Liquidity Fund. No current valuations had been issued by either fund, and RAI was unable to identify a similar fund that carried identical holdings. As a result, the observable transactions and pricing were not current. The funds did issue a detailed listing of the securities that were held and not matured, as well as their face value and maturity date. This observable data, along with unobservable factors, such as assumptions about fund liquidation of accumulated cash and the collectability of the outstanding underlying securities, were used to determine the fair value of the funds as of December 31, 2009.

The fair value of the auction rate securities, either related to certain financial insurance companies or linked to the credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as Level 3, utilized an income approach model and was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for auction rate securities to be inactive. The income approach model utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovery potential and how these factors changed as ratings on the underlying collateral migrated from one level to another.

The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability. The market approach utilized actual pricing inputs when observable and modeled pricing when unobservable. RAI has deemed the market for this security to be inactive.

The changes in the Level 3 investments as of December 31, 2009, were as follows:

	Money Market Funds		Mortgage-Backed Security
				Gross
		Estimated		Unrealized	Estimated
	Cost	Fair Value	Cost	(Loss) Gain	Fair Value

Balance as of January 1, 2009	$23	$23	$37	$(16)	$21
Unrealized gains	—	—	—	1	1
Settlements	(19)	(19)	(6)	—	(6)

Balance as of December 31, 2009	$4	$4	$31	$(15)	$16

	Auction Rate Securities—			Auction Rate Securities—
	Corporate Credit Risk			Financial Insurance Companies
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	(Loss) Gain	Fair Value

Balance as of January 1, 2009	$95	$(51)	$44	$17	$(2)	$15
Unrealized (losses) gains	—	(14)	(14)	—	2	2

Balance as of December 31, 2009	$95	$(65)	$30	$17	$—	$17

The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks, for which impairment during the first and fourth quarters of 2009 reduced their book value to fair value. The fair value determinations utilized an income approach model and were based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate, applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium. See note 3 for additional information with respect to the event during the first quarter of 2009 that required impairment testing in addition to the annual testing of trademarks and the assumptions used therefor, as well as the consolidated amount of trademarks as of December 31, 2009.

The fair value of nonfinancial assets was not measured as of December 31, 2009. Nonfinancial assets measured at fair value on a nonrecurring basis were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss

Trademarks, March 31, 2009	$—	$—	$875	$875	$(453)
Trademarks, November 30, 2009	$—	$—	$80	$80	$(114)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Intangible Assets

There were no changes in goodwill in 2008. The changes in the carrying amounts of goodwill by segment as of December 31, 2009, were as follows:

	RJR
	Tobacco	Conwood	All Other	Consolidated

Balance as of December 31, 2008
Goodwill	$9,065	$2,650	$224	$11,939
Less: Accumulated impairment losses	(3,763)	(2)	—	(3,765)

Net goodwill balance as of December 31, 2008	5,302	2,648	224	8,174
Balance as of December 31, 2009
Acquisition of Niconovum AB	—	—	11	11

Goodwill	9,065	2,650	235	11,950
Less: Accumulated impairment losses	(3,763)	(2)	—	(3,765)

Net goodwill balance as December 31, 2009	$5,302	$2,648	$235	$8,185

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization during the years ended December 31, 2009 and 2008, were as follows:

	RJR Tobacco		Conwood	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other

Balance as of December 31, 2007	$1,826	$55	$1,374	$155	$47	$3,355	$102
Impairment	(173)	—	(130)	—	—	(303)	—
Acquisition	—	—	—	—	1	—	1
Transfer to finite-lived	—	—	(22)	—	—	(22)	—

Balance as of December 31, 2008	1,653	55	1,222	155	48	3,030	103
Impairment	(490)	—	(70)	—	—	(560)	—
Intersegment transfer	—	44	—	—	(44)	—	—
Acquisition of Niconovum AB	—	—	—	—	43	—	43

Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization during the years ended December 31, 2009 and 2008, were as follows:

	RJR Tobacco		Conwood	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other

Balance as of December 31, 2007	$41	$100	$11	$52	$100
Amortization	(5)	(16)	(1)	(6)	(16)
Impairment	(3)	—	(12)	(15)	—
Transferred from indefinite-lived	—	—	22	22	—

Balance as of December 31, 2008	33	84	20	53	84
Amortization	(12)	(15)	(1)	(13)	(15)
Impairment	(1)	—	(6)	(7)	—

Balance as of December 31, 2009	$20	$69	$13	$33	$69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets subject to amortization as of December 31, 2009, were as follows:

		Accumulated
	Gross	Amortization	Net

Contract manufacturing agreements	$151	$82	$69
Trademarks	95	62	33

	$246	$144	$102

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount

2010	$26
2011	23
2012	20
2013	16
2014	10
Thereafter	7

$102

During the first quarter of 2009, President Obama signed into law an increase of $0.62 in the federal excise tax per pack of cigarettes, as well as significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program, referred to as the SCHIP. The tax increases were effective April 1, 2009.

The increase in federal excise tax was expected to adversely impact the net sales of RAI’s operating subsidiaries. This event was considered a triggering event and required the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. As a result of this testing, RJR Tobacco and Conwood recorded trademark impairment charges in the first quarter of 2009. These charges were based on the excess of certain brands’ carrying values over their estimated fair values. The analysis of the fair value of trademarks was based on estimates of fair value on an income approach using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model includes the estimates of the royalty rate that a market participant might assume, projected revenues and judgment regarding the 10.50% discount rate applied to those estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

The impairment testing of trademarks in the fourth quarters of 2009, 2008 and 2007, included modification to the previously anticipated level of support among certain brands, and an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan.

As a result of annual impairment testing, RJR Tobacco and Conwood recorded trademark impairment charges during 2009, 2008 and 2007. Also, triggered by the reclassification of KOOL from a growth brand to a support brand during the third quarter of 2008, RJR Tobacco completed impairment testing, and as a result, recorded an impairment charge. These charges were based on the excess of certain brands’ carrying values over their estimated fair values using the present value of estimated future cash flows assuming a discount rate of 10.50% in 2009, 2008 and 2007. The discount rate was determined by adjusting the enterprise discount rate by an appropriate risk premium to reflect a market rate risk.

These trademark impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2009 and 2008, as trademark impairment charges in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, and had no impact on cash flows. In addition, certain brands that would no longer receive marketing support indicated that a finite life was probable. As a result, these brands are being amortized over their remaining lives, which range from 3 to 19 years, consistent with the pattern of economic benefits estimated to be received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate. The determination of the discount rate was based on a weighted average cost of capital and cost of equity, described above as utilized in the trademark valuation. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. In considering RAI’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied. The estimated fair value of each reporting unit, determined utilizing the income approach and RAI’s market capitalization, was substantially greater than its respective carrying value.

Concurrent with the transfer of the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases, from R. J. Reynolds Global Products Inc., referred to as GPI, to RJR Tobacco on January 1, 2009, an indefinite-lived intangible asset was transferred from All Other to RJR Tobacco.

On December 9, 2009, through an indirect subsidiary, RAI completed its acquisition of all of the outstanding shares of Niconovum AB, a Swedish-based nicotine replacement therapy company, for approximately $43 million in cash. The acquisition was treated as a purchase of the Niconovum AB net assets for financial accounting purposes. The estimated fair value of assets acquired, primarily indefinite-lived other intangible assets, and liabilities assumed was determined and recognized. The difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table above. The financial condition and results of operations of Niconovum AB do not meet the materiality criteria to be reportable and are therefore included in the operating segment All Other.

Note 4 —	Restructuring Charges

2009 Restructuring Charge

In December 2009, RJR Tobacco announced the elimination of approximately 400 full-time production positions. These positions were selected from employees who volunteered to be considered for job elimination. The job eliminations are expected to be substantially completed by December 31, 2010.

Under existing benefit plans, $48 million of severance-related cash benefits and $8 million of non-cash pension-related benefits comprised a restructuring charge of $56 million. None of the cash portion of the charge was paid during 2009. Accordingly, in the consolidated balance sheet as of December 31, 2009, $21 million was included in other current liabilities, and $27 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2011.

The component of the restructuring charge accrued and utilized was as follows:

Employee
Severance
and Benefits

Original accrual	$56
Utilized in 2009	(8)

Balance as of December 31, 2009	$48

2008 Restructuring Charge

In 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations resulted in the elimination of approximately 600 full-time jobs, substantially completed by December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under existing benefit plans, $83 million of severance-related cash benefits and $7 million of non-cash pension-related benefits comprised a restructuring charge of $90 million. Of this charge, $81 million was recorded in the RJR Tobacco segment. Of the cash portion of the charge, $43 million was paid as of December 31, 2009. Accordingly, in the consolidated balance sheet as of December 31, 2009, $29 million was included in other current liabilities, and $11 million was included in other noncurrent liabilities. The cash benefits are expected to be substantially paid by December 31, 2011.

The component of the restructuring charge accrued and utilized was as follows:

Employee
Severance
and Benefits

Original accrual	$91
Utilized in 2008	(12)
Adjusted in 2008	(1)

Balance as of December 31, 2008	78
Utilized in 2009	(38)

Balance as of December 31, 2009	$40

2004 B&W Business Combination Restructuring Costs

In connection with the allocation of the cost of the B&W business combination to assets acquired and liabilities assumed, RJR Tobacco accrued restructuring costs of $272 million in 2004, related to severance, and other relocation, contract terminations and facility closure costs. As of December 31, 2009, $248 million of the accrual had been paid, and a net cost reduction of $17 million had been recorded for lower-than-expected costs. In the consolidated balance sheet as of December 31, 2009, $1 million is included in other current liabilities and $6 million is included in other noncurrent liabilities.

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

The joint venture agreement provided that upon a termination of the joint venture, the value of all the trademarks each joint venture member or its affiliate licensed to the joint venture, other than NATURAL AMERICAN SPIRIT, would be calculated and that the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks. In 2008, RJRTCV and Gallaher Limited, an affiliate of Gallaher, entered into a valuation payment settlement agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265 million, or approximately $388 million. Of this amount, euros 132.50 million, or 50%, was paid as of December 31, 2009, and the remaining 50% is to be paid in five equal annual installments starting in April 2010. Of this receivable, $35 million, including imputed interest, was included in current notes receivable, and $134 million was included in other assets and deferred charges, in RAI’s consolidated balance sheet as of December 31, 2009. Related to the gain on termination of the joint venture of $328 million, approximately $118 million of deferred tax was recognized and included in deferred income taxes, net in the noncurrent liability section of the consolidated balance sheet as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2009	2008	2007

Income from continuing operations before extraordinary item	$962	$1,338	$1,307
Extraordinary item — gain on acquisition	—	—	1

Net income	$962	$1,338	$1,308

Basic weighted average shares, in thousands	291,381	293,401	295,163
Effect of dilutive potential shares:
Options	135	199	246
Stock units	310	—	—

Diluted weighted average shares, in thousands	291,826	293,600	295,409

Effective January 1, 2009, RAI adopted revised GAAP that had the effect of including unvested restricted shares outstanding in basic and diluted weighted average share calculations. Retrospective application reduced basic and diluted income per share by $0.02 and $0.01, respectively, for 2008, and reduced basic income per share by $0.01 for 2007.

Note 7 —	Investments

Short-term investments classified as available-for-sale were as follows:

	December 31, 2009			December 31, 2008
					Gross
			Estimated		Realized		Estimated
	Cost	Redemptions	Fair Value	Cost	Loss	Redemptions	Fair Value

Reserve Fund — Primary Fund	$7	$(5)	$2	$37	$(1)	$(29)	$7
Reserve Fund — International Liquidity Fund	16	(14)	2	17	(1)	—	16

	$23	$(19)	$4	$54	$(2)	$(29)	$23

RAI has the intent and the ability to hold the investments in the Reserve Funds until the remaining holdings are distributed.

Long-term investments classified as available-for-sale were as follows:

	December 31, 2009			December 31, 2008
		Gross			Gross	Gross
		Unrealized	Estimated		Realized	Unrealized	Estimated
	Cost	Gain/(Loss)	Fair Value	Cost	Loss	Loss	Fair Value

Auction rate securities — corporate credit risk	$95	$(65)	$30	$95	$—	$(51)	$44
Auction rate securities — financial insurance companies	17	—	17	50	(33)	(2)	15
Mortgage-backed security	31	(15)	16	37	—	(16)	21
Marketable equity security	2	17	19	2	—	—	2

	$145	$(63)	$82	$184	$(33)	$(69)	$82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI has five investments in auction rate securities linked to corporate credit risk, four investments in auction rate securities related to financial insurance companies, one investment in a mortgage-backed security and one investment in a marketable equity security. These securities were carried at fair value and included in other assets and deferred charges, and unrealized gains and losses, net of tax, were included in other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2009 and 2008. The realized losses were recorded in other expense, net in RAI’s consolidated statement of income for the years ended December 31, 2009, 2008 and 2007. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found. The mortgage-backed security matures in March 2010. RAI is in the process of evaluating its alternatives for restructuring the terms of this investment and will make a determination by the maturity date.

RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. Since the adoption of authoritative GAAP in June 2009, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in other comprehensive loss for those securities in which RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery.

In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary impairment, RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. Additionally, RAI evaluated any credit loss within the fair market valuation by comparing the net amortized cost of the securities to the discounted present value of anticipated future cash flows.

RAI determined the change in the fair value of the investments in the auction rate securities linked to corporate credit risk was temporary as of December 31, 2009, primarily based on estimated cash flows of the investments, present and expected defaults of the underlying collateral and RAI’s ability and intent to hold such investments. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of the securities is related to present market conditions and that the investments will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable these securities will eventually recover, and RAI has no intention of, and does not believe there will be a requirement for, selling these securities in the foreseeable future.

In 2008, three of the four investments in auction rate securities related to financial insurance companies were other-than-temporarily impaired. As of December 31, 2009, the fair value of those three investments increased above their amortized cost, generating unrealized gains. The decline in the fair value of the remaining investment has been determined by RAI to be temporary, primarily based on estimated cash flows of the security, near-term prospects and financial condition of the issuer and RAI’s ability and intent to hold such investment. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of this security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions improve. RAI believes it is probable this security will eventually recover, and RAI has no intention of, and does not believe there will be a requirement for, selling any of these securities in the foreseeable future.

RAI determined the change in the fair value of the investment of the mortgage-backed security, classified above sub-prime at inception, was also temporary as of December 31, 2009, primarily based on estimated cash flows of the security, as well as the underlying collateral. RAI also determined the present value of anticipated future cash flows exceeded the net amortized cost of the investment and therefore did not have any credit loss to recognize. RAI believes the decline in the fair value of the mortgage-backed security is related to present market conditions and that this investment will continue to be carried at less than cost until economic conditions surrounding the housing markets improve. RAI believes it is probable this security will recover as the lowering

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of interest rates and the assistance of government-related funds will result in refinancing opportunities. In addition, during 2009, RAI received $6 million in principal payments on the mortgage-backed security. RAI has no intention of, and does not believe there will be a requirement for, selling this security in the foreseeable future and has the ability to allow financial markets to recover and ultimately realize the value of this investment.

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of December 31, 2009.

Note 8 —	Inventories

The major components of inventories at December 31 were as follows:

	2009	2008

Leaf tobacco	$1,052	$993
Other raw materials	65	60
Work in process	80	58
Finished products	180	145
Other	32	26

Total	1,409	1,282
Less LIFO allowance	190	112

	$1,219	$1,170

Inventories valued under the LIFO method were $743 million and $765 million at December 31, 2009 and 2008, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2009 and 2008, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded expense of $78 million, $61 million and income of $12 million from LIFO inventory changes during 2009, 2008 and 2007, respectively.

Note 9 —	Other Current Liabilities

Other current liabilities at December 31 included the following:

	2009	2008

Payroll and employee benefits	$228	$222
Pension and other post-retirement benefits	79	85
Marketing and advertising	142	137
Declared dividends	262	248
Excise, franchise and property tax	166	66
Restructuring	52	43
Other	244	342

	$1,173	$1,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2009	2008	2007

Current:
Federal	$592	$632	$588
State and other	134	142	109

	726	774	697

Deferred:
Federal	(150)	27	42
State and other	(4)	(11)	27

	(154)	16	69

	$572	$790	$766

The net current deferred income tax asset shown on the consolidated balance sheets at December 31 included the following:

	2009	2008

Deferred tax assets (liabilities):
LIFO inventories	$(206)	$(203)
Pension and other postretirement liabilities	36	48
Tobacco settlement accruals	1,040	925
Other accrued liabilities	86	68

	$956	$838

The composition of the net current deferred income tax asset by jurisdiction at December 31 was as follows:

	2009	2008

Federal	$778	$683
State and other	178	155

	$956	$838

The net noncurrent deferred income tax liability shown on the consolidated balance sheets at December 31 included the following:

	2009	2008

Deferred tax assets:
Pension and other postretirement liabilities	$766	$1,134
Other noncurrent liabilities	141	139

	907	1,273

Deferred tax liabilities:
Property and equipment	(231)	(236)
Trademarks and other intangibles	(985)	(1,200)
Other	(132)	(119)

	(1,348)	(1,555)

	$(441)	$(282)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of net noncurrent deferred income tax liability by jurisdiction at December 31 was as follows:

	2009	2008

Federal	$(414)	$(319)
State and other	(27)	37

	$(441)	$(282)

No valuation allowance has been provided on the deferred tax assets as of December 31, 2009 or 2008, as RAI believes it is more likely than not that all of the deferred tax assets will be realized through the expected generation of future taxable income.

Pre-tax income for domestic and foreign operations for the years ended December 31 consisted of the following:

	2009	2008	2007

Domestic (includes U.S. exports)	$1,508	$1,774	$2,043
Foreign	26	354	30

	$1,534	$2,128	$2,073

A gain of $328 million from the termination of the R. J. Reynolds-Gallaher International Sarl joint venture was included in foreign income during 2008.

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2009	2008	2007

Income taxes computed at statutory U.S. federal income tax rates	$537	$745	$725
State and local income taxes, net of federal tax benefits	81	73	86
Favorable resolution of federal tax matters	—	(2)	(1)
Other items, net	(46)	(26)	(44)

Provision for income taxes from continuing operations	$572	$790	$766

Effective tax rate	37.3%	37.1%	37.0%

As of December 31, 2009, there were $462 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $88 million and has plans to invest $27 million overseas. RAI has recorded deferred income taxes of $120 million on the $347 million of accumulated earnings in excess of its historical and planned overseas investments.

The deferred tax benefits included in accumulated other comprehensive loss were $900 million for retirement benefits and $26 million for unrealized losses on long-term investments as of December 31, 2009, and were $1,076 million for retirement benefits and $28 million for unrealized losses on long-term investments as of December 31, 2008.

The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $159 million at December 31, 2009 and 2008. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in income tax expense. The gross amount of interest accrued at December 31, 2009 and 2008, was $53 million and $50 million, respectively. The gross amount of penalties accrued was $12 million at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the unrecognized gross tax benefits is as follows:

	2009	2008	2007

Balance at beginning of year	$97	$111	$115
Gross increases related to current period tax positions	6	10	15
Gross increases related to tax positions in prior periods	3	3	3
Gross decreases related to tax positions in prior periods	(4)	(3)	(9)
Gross decreases related to audit settlements paid	(3)	(16)	(9)
Gross decreases related to lapse of applicable statute of limitations	(5)	(8)	(4)

Balance at end of year	$94	$97	$111

As of December 31, 2009, $54 million of unrecognized tax benefits and $45 million of interest and penalties, if recognized, would decrease RAI’s effective tax rate.

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

RAI filed a federal consolidated income tax return for the years through 2008. The statute of limitations remains open for the years 2006 through 2008. There are no IRS examinations scheduled at this time for these open years.

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

On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, is referred to as the Credit Facility and provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI.

Effective July 3, 2009, RAI entered into a Second Amendment to Credit Agreement, referred to as the Second Amendment, amending the Credit Facility by, among other things:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains, among others, the following restrictive covenants that limit, and in some circumstances prohibit, the ability of RAI and its subsidiaries to:

•	incur or guarantee additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create, incur or assume liens;

•	engage in mergers, acquisitions and consolidations; and

•	sell assets.

These covenants are subject to a number of qualifications and exceptions.

RAI’s results on certain covenants under the Credit Facility were as follows:

	Actual	Credit Facility Requirement

Consolidated total leverage ratio as of December 31, 2009	1.67	Less than or equal to 3.25
Consolidated interest coverage ratio as of December 31, 2009	11.12	Greater than or equal to 3.00
Capital expenditures in 2009	$141 million	Less than or equal to $450 million

The Credit Facility contains customary events of default, including upon a change in control, that could result in the acceleration of the repayment of all amounts and cancellation of all commitments outstanding thereunder.

RAI is able to use the Credit Facility for borrowings and issuances of letters of credit at its option. Issuances of letters of credit reduce availability under the facility. As of December 31, 2009, there were no borrowings, and $15 million of letters of credit outstanding, under the Credit Facility.

Under the terms of the Credit Facility, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee of between 0.25% and 1.0% per annum on the unused portion of the Credit Facility. During 2009, RAI incurred $3 million in commitment fees.

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

Long-term debt, net of discount and including fair value adjustments associated with interest rate swaps, as of December 31 consisted of the following:

	2009	2008

RJR debt:
9.25%, notes due 2013	$60	$60
7.25% guaranteed, notes due 2012	61	64
7.3% guaranteed, notes due 2015	1	1

Total RJR debt	122	125

RAI debt:
6.5% guaranteed, notes due 2010	—	299
6.75% guaranteed, notes due 2017	824	846
7.25% guaranteed, notes due 2012	424	439
7.25% guaranteed, notes due 2013	623	622
7.25% guaranteed, notes due 2037	448	447
7.3% guaranteed, notes due 2015	199	199
7.625% guaranteed, notes due 2016	847	860
7.75% guaranteed, notes due 2018	249	249
Floating rate, guaranteed, notes due 2011	400	400

Total RAI debt	4,014	4,361

Total long-term debt (less current maturities)	4,136	4,486
Current maturities of long-term debt	300	200

	$4,436	$4,686

As of December 31, 2009, the maturities of RAI’s and RJR’s notes, net of discount and excluding fair value adjustments associated with interest rate swaps, were as follows:

Year	RAI	RJR	Total

2010	$300	$—	$300
2011	400	—	400
2012	392	57	449
2013	623	60	683
2015 and thereafter	2,368	1	2,369

	$4,083	$118	$4,201

In conjunction with their obligations under the Credit Facility, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI and the Conwood companies guarantee the Notes.

The estimated fair value of RAI’s and RJR’s outstanding long-term notes was $4.4 billion and $3.5 billion with an effective average annual interest rate of 5.46% and 5.67%, as of December 31, 2009 and 2008, respectively. The fair values were based on available market quotes, credit spreads and discounted cash flows, as appropriate.

At its option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part, at any time, subject to the payment of a make-whole premium. The floating rate notes, with the variable component of interest based on three-month LIBOR, are redeemable at par on any interest payment date after December 15, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Financial Instruments

Interest Rate Management

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.

Swaps existed on the following principal amount of debt:

	Fixed to Floating Rate	Floating to Fixed Rate	Fixed to Floating Rate
	December 31,	December 31,	December 31, 2008
	2009	2009	and 2007

RJR 7.25% notes, due 2012	$44	$44	$57

Total swapped RJR debt	44	44	57

RAI 7.25% notes, due 2012	306	306	393
RAI 7.625% notes, due 2016	450	450	450
RAI 6.75% notes, due 2017	700	700	700

Total swapped RAI debt	1,456	1,456	1,543

Total swapped debt	$1,500	$1,500	$1,600

Historically, the interest rate swap agreements were derivative instruments that qualified for hedge accounting. RAI and RJR assess at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value of the hedged item. Ineffectiveness results when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to derivative instruments during 2009, 2008 or 2007. As detailed below, at December 31, 2009, RAI and RJR had no derivative instruments designated as hedges.

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

As of December 31, 2009, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed

Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	5.97 years	5.97 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps are presented in the consolidated balance sheets at December 31 at fair value as follows:

	2009	2008

Designated as hedging instrument:
Other assets and deferred charges	$—	$287
Long-term debt (less current maturities)	—	(287)
Not designated as hedging instrument:
Other assets and deferred charges	239	—
Long-term debt (less current maturities)	(235)	—
Other noncurrent liabilities	(2)	—

Interest rate swaps impacted the consolidated statements of income as of December 31 as follows:

	2009	2008	2007

Interest and debt expense	$(47)	$(43)	$(4)
Other (income) expense, net	(9)	—	—

Credit Risk

RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions.

See note 12 for additional disclosures regarding long-term debt.

Note 14 —	Commitments and Contingencies

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of 2009 and 2008 and $1 million in 2007 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Except for a $2 million accrual related to an unfavorable judgment in the Whiteley v R. J. Reynolds Tobacco Co. case, no other liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2009. However, as of December 31, 2009, RJR Tobacco had $2 million related to non-smoking and health litigation, and RJR, and its subsidiary RJR Tobacco, had liabilities totaling $94 million that were recorded in 1999 in connection with certain non-smoking and health indemnification claims asserted by JTI relating to certain activities of Northern Brands International, Inc., a now inactive, indirect subsidiary of RAI formerly involved in the international tobacco business, referred to as Northern Brands. For further information on Northern Brands and related litigation and the indemnification claims of JTI, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments” and ‘‘— Other Contingencies” below.

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

The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under ‘‘— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Conwood companies also believe that they have valid defenses to the smokeless tobacco litigation against them. The Conwood companies have asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by the Conwood companies and their counsel. No verdict or judgment has been returned or entered against the Conwood companies on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. The Conwood companies intend to defend vigorously all smokeless tobacco litigation claims asserted against them. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2009, 10 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2009, there were 11,165 cases, including 671 individual smoker cases pending in West Virginia state court as a consolidated action and 7,709 Engle Progeny Cases, involving approximately 9,243 individual plaintiffs, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 3,953 total cases on December 31, 2008, and 1,399 total cases on December 31, 2007, pending in the United States against RJR Tobacco or its affiliates or indemnitees.

As of January 29, 2010, 215 tobacco-related cases were pending against RJR Tobacco or its affiliates or indemnitees: 205 in the United States; one in Puerto Rico; eight in Canada; and one in Israel. Of the 205 total U.S. cases, 24 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,595 Broin II or the 7,711 Engle Progeny Cases, as discussed below, pending as of January 29, 2010.

The following table lists the number of U.S. tobacco-related cases by state that were pending against RJR Tobacco or its affiliates or indemnitees as of January 29, 2010, exclusive of the Broin II and Engle Progeny Cases:

	Number of
State	U.S. Cases

Florida	24
New York	21
Missouri	21
Maryland	18
Louisiana	16
California	13
Illinois	7
West Virginia	6	*
Pennsylvania	5
Mississippi	4
Georgia	4
Connecticut	4
Alabama	4
Kentucky	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of
State	U.S. Cases

Ohio	3
District of Columbia	3
New Mexico	3
North Carolina	3
Washington	2
Kansas	2
Minnesota	2
South Dakota	2
Tennessee	2
Vermont	2
Wisconsin	2
New Jersey	2
Arizona	2
Delaware	1
Arkansas	1
Maine	1
Michigan	1
Oregon	1
South Carolina	1
Alaska	1
Colorado	1
Hawaii	1
Idaho	1
Indiana	1
Iowa	1
Mariana Islands	1
Massachusetts	1
Montana	1
Nebraska	1
Nevada	1
New Hampshire	1
North Dakota	1
Oklahoma	1
Rhode Island	1
Utah	1
Virginia	1
Wyoming	1
Total	205	**

*	Includes as one case the 672 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below.

**	Of the pending U.S. cases, 31 are pending in federal court, 173 in state court and 1 in tribal court.

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of January 29, 2010, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of October 9, 2009, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, filed with the SEC on October 27, 2009, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	October 9, 2009	Page
Case Type	of January 29, 2010	Increase/(Decrease)	Reference

Individual Smoking and Health	106	No Change	96
West Virginia IPIC (Number of Plaintiffs)*	1(672)	18	97
Engle Progeny (Number of Plaintiffs)**	7,711 (9,246)	4,385 (+505)	97
Broin II	2,595	(1)	99
Class-Action	17	2	99
Health-Care Cost Recovery	4	No Change	106
State Settlement Agreements-Enforcement and Validity	58	(1)	112
Antitrust	2	No Change	115
Other Litigation and Developments	17	3	116

*	The West Virginia Individual Personal Injury Cases have been separated from the Individual Smoking and Health cases for reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

**	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases includes new cases served and new cases filed by severed plaintiffs.

Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the federal RICO case brought by the U.S. Department of Justice.

In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of January 29, 2010, RJR Tobacco had been served in 7,711 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 9,246 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of January 29, 2010, RJR Tobacco was aware of 28 additional cases that had been filed but not served (with 302 plaintiffs).

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

In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco company defendants and remanded to the trial court for further proceedings. The defendants sought rehearing and/or rehearing en banc, but that motion was denied by the appellate court on September 22, 2009. On October 21, 2009, the defendants’ motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S Supreme Court was granted. Petitions for writ of certiorari from the U.S. Supreme Court are due on February 19, 2010. In addition, the Department of Justice may include in its writ petition a request for reinstatement of its claims for remedies, including disgorgement of profits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2010 compared to recent years. The following table lists the non-Engle Progeny tobacco-related trials scheduled, as of January 29, 2010, for RJR Tobacco or its affiliates and indemnitees through December 31, 2010. There are 68 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through December 31, 2010, but it is not known how many of these cases will actually be tried.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

April 27, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	U.S. District Court District of Connecticut (Bridgeport, CT)
May 18, 2010	Power v. John Crane-Houdaille, Inc. [Individual]	RJR Tobacco, B&W	Circuit Court Baltimore City (Baltimore, MD)
May 25, 2010	Grisham v. Philip Morris, Inc. [Individual]	B&W	U.S. District Court Central District (Los Angeles, CA)
July 19, 2010	Bell v. Brown & Williamson Tobacco Corp. [Individual]	RJR Tobacco, B&W	Circuit Court Jackson County (Kansas City, MO)

Trial Results.  From January 1, 1999 through January 29, 2010, 61 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 40 cases, including six mistrials, tried in Florida (13), New York (4), Missouri (5), Tennessee (3), Mississippi (2), California (2), West Virginia (2), Ohio (2), Connecticut (1), Louisiana (1), New Jersey (1), Pennsylvania (1), South Carolina (1), Texas (1) and Washington (1).

Additionally, from January 1, 1999 through January 29, 2010, 27 smoking and health cases in which RJR Tobacco, B&W, or their respective affiliates were not defendants were tried. Verdicts were returned in favor of the defendants in 15 cases, including two mistrials, tried in Florida (7), California (3), New Hampshire (1), New York (1), Pennsylvania (1), Rhode Island (1) and Tennessee (1). Verdicts in favor of the plaintiffs were returned in 13 cases tried in Florida (6), California (4), Oregon (2) and Illinois (1).

One smoking and health case (and no health-care cost recovery case) in which RJR Tobacco was a defendant was tried in the fourth quarter of 2009. In Williams v. Brown & Williamson Tobacco Corp., on December 2, 2009, the court declared a mistrial due to an insufficiency in the remaining number of jury panelists. The court further

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ordered the parties to notify the court by February 26, 2010, of an agreed upon trial date. For a detailed description of the case, see “— Individual Smoking and Health Cases” below.

In addition, in West Virginia IPIC, trial began on February 1, 2010. However, on February 3, 2010, a mistrial was granted due to the inability to seat a jury. Trial has been continued until June 1, 2010. For a detailed description of the case, see “— West Virginia IPIC” below.

In Gray v. R. J. Reynolds Tobacco Co., on February 5, 2010 a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault, RJR Tobacco to be 60% at fault and awarded $7 million in compensatory damages and $2 million in punitive damages. For a detailed description of the case, see “— Engle Progeny Cases” below.

The following chart reflects the verdicts in the smoking and health cases that have been tried and remain pending as of January 29, 2010, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	See “— Engle Progeny Cases” below.
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	See “— Individual Smoking and Health Cases” below.
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class-Action Suits - Medical Monitoring and Smoking Cessation Case” below.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages, which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases - Department of Justice Case” below.
May 2, 2007	Whiteley v. R. J. Reynolds Tobacco Co. [Individual]	Superior Court, San Francisco County, (San Francisco, CA)	$2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris; $250,000 punitive damages against RJR Tobacco only.	See “— Individual Smoking and Health Cases” below.
May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.5 million in actual damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle Progeny Cases” below.
May 20, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in actual damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle Progeny Cases” below.
May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in actual damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle Progeny Cases” below.
August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million.	See “— Engle Progeny Cases” below.
February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle Progeny cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Smoking and Health Cases

As of January 29, 2010, 106 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 103 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2009 to December 31, 2009, or remained on appeal as of December 31, 2009.

In Williams v. Brown & Williamson Tobacco Corp., jury selection began on November 30, 2009. The plaintiff alleges that his use of the defendants’ tobacco products caused him to develop peripheral vascular disease. The plaintiff seeks in excess of $25,000 in actual damages and an unspecified amount of punitive damages. On December 2, 2009, the court declared a mistrial due to an insufficiency in the remaining number of jury panelists. The court further ordered the parties to notify the court by February 26, 2010, of an agreed upon trial date.

In Whiteley v. R. J. Reynolds Tobacco Co., the retrial of Whiteley v. Raybestos-Manhattan, a case filed in April 1999 in Superior Court, San Francisco County, California and originally tried in 2000, the jury awarded the plaintiff $2.46 million in compensatory damages jointly against RJR Tobacco and Philip Morris, in May 2007, and returned a punitive damages verdict award of $250,000 against RJR Tobacco. RJR Tobacco’s motion for judgment notwithstanding the verdict or, in the alternative, for a new trial was denied on September 5, 2007. RJR Tobacco appealed. RJR Tobacco deposited with the court approximately $2.6 million in U.S. Treasury bills in lieu of a supersedeas bond to stay enforcement of the judgment pending appeal. On October 14, 2009, the California Court of Appeal affirmed the final judgment against RJR Tobacco. The defendants’ petition for rehearing was denied on November 4, 2009. On January 13, 2010, the California Supreme Court denied the defendants’ petition for review. RJR Tobacco paid approximately $2.2 million on February 5, 2010.

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

Judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages, the original jury award reduced by 50%, and $5 million in punitive damages, the amount to which the plaintiff stipulated. On June 26, 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007. On September 29, 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages verdict and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No trial date has yet been set.

On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began July 27, 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. On August 11, 2009, the jury returned a verdict for the plaintiffs finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. On December 21, 2009, the court denied the plaintiffs’ and the defendant’s post-trial motions. B&W filed a notice of appeal on December 30, 2009. The plaintiffs filed a notice of appeal on December 31, 2009.

West Virginia IPIC

In West Virginia, as of January 29, 2010, there were 712 cases (of which 672 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in Kanawha County Circuit Court in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial began on February 1, 2010. On February 3, 2010, a mistrial was granted due to the inability to seat a jury. Trial has been continued until June 1, 2010.

Engle Progeny Cases

Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, former class members had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of January 29, 2010, RJR Tobacco had been served in 7,711 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 9,246 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery, and several are expected to be tried in 2010. For further information on the Engle case, see “— Class-Action Suits — Engle Case,” below.

Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc., was filed in February 2001, and is pending in Circuit Court, Miami-Dade County, Florida, against the major U.S. cigarette manufacturers seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The case was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs on the loss of consortium claim from $12.5 million to $0.125 million, decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s verdict for the plaintiff and to dismiss the plaintiff’s punitive damages claim. On January 3, 2007, the plaintiff filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed its review of Engle and after further submissions by the parties. The court granted the plaintiff’s motion for entry of judgment on August 14, 2008 awarding the plaintiff, Robin Lukacs, as personal representative of the estate of John and Yolanda Lukacs, the sum of $24.8 million plus interest applicable at the yearly statutory rates from June 11, 2002. On October 17, 2008, the plaintiff withdrew her request for punitive damages. On November 12, 2008, the court entered final judgment. On December 1, 2008, the defendants filed a notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of approximately $15.2 million on March 19, 2009. Oral argument is scheduled for March 1, 2010.

On May 5, 2009, a jury returned a verdict in favor of the plaintiff in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida. The plaintiff, Melba Sherman, alleged that as a result of using the defendants’ products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded actual damages of $1.5 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 on June 8, 2009, which represents 50% of the actual damages award. In June 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. On July 1, 2009, the plaintiff filed a notice of cross appeal of the final judgment. Briefing is underway.

On May 20, 2009, a jury returned a verdict in favor of the plaintiff in Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 22, 2009, the jury returned a verdict that the decedent was 50% at fault for his injuries and awarded actual damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied on June 12, 2009. The same day, the court entered final judgment in the amount of $600,000, which represents 50% of the actual damages award. On July 2, 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal and posted a supersedeas bond in the amount of approximately $700,000. Briefing is underway.

On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in actual damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilda Martin, sought an unspecified amount of actual and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. The trial court denied RJR Tobacco’s various post-trial motions, including a motion for a new trial based on defects in the punitive damages phase, and alternatively, for remittitur of the punitive damages award. The court entered final judgment on September 13, 2009, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the First District Court of Appeal on September 18, 2009. On October 6, 2009, RJR Tobacco

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

posted a supersedeas bond in the amount of approximately $5 million. On October 8, 2009, the plaintiff filed a notice of cross-appeal of the final judgment. Briefing is underway.

In Kaplan v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, jury prequalification began on May 27, 2009. The plaintiff alleged that as a result of her addiction to the defendants’ cigarettes, she suffers from chronic obstructive pulmonary disease and other alleged smoking-related medical conditions and diseases. The plaintiff is seeking an unspecified amount of actual and punitive damages. On June 1, 2009, the judge declared a mistrial. The trial has not yet been rescheduled.

On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault, and PM USA and Liggett Group each to be 2% at fault for the decedent’s injuries, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. On September 13, 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. The defendants have filed various post-trial motions and are awaiting a decision. RJR Tobacco filed a notice of appeal on January 14, 2010. On January 19, 2010, RJR Tobacco posted a supersedeas bond in the amount of approximately $3 million.

On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault, RJR Tobacco to be 60% at fault for Mr. Gray’s injuries and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of actual and punitive damages.

Broin II Cases

As of January 29, 2010, there were 2,595 lawsuits pending in Florida brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to ETS in airplane cabins, referred to as the Broin II cases. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to ETS in airplane cabins caused the disease. Punitive damages are not available in these cases.

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

Class-Action Suits

Overview.  As of January 29, 2010, 17 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, Georgia, New Mexico and Arizona. All pending class-action cases are discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pending class-actions against RJR Tobacco or its affiliates or indemnitees include nine cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri, New Mexico and Arizona and are discussed below under “— ‘Lights’ Cases.”

Finally, certain third-party payers have filed health-care cost recovery actions in the form of class-actions. These cases are discussed below under “— Health-Care Cost Recovery Cases.”

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under ‘‘— ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who are therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the class was limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former class members to file individual lawsuits. As of January 29, 2010, 7,711 individual cases were filed in Florida as a result of the Engle decision. These cases include approximately 9,246 plaintiffs. For further information on the individual cases, see “— Engle Progeny Cases” above.

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

Since the Florida Supreme Court’s July 6, 2006 opinion, six Engle Progeny Cases have proceeded to trial against RJR Tobacco or B&W. RJR Tobacco expects that other Engle Progeny Cases will proceed to trial against RJR Tobacco and/or B&W in 2010. For further information on Engle Progeny Cases, see “— Engle Progeny Cases” above.

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

In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. On January 21, 2010, the defendants filed a motion to dismiss.

“Lights” Cases.  As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (3), Missouri (2), Minnesota (2), New Mexico (1) and Arizona (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. On December 15, 2008, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. Since this decision, a number of the stayed cases have become active again.

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007. On December 18, 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment on February 4, 2009. On March 3, 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 4, 2009 order and remand to the circuit court. Briefing is complete. A decision is pending.

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

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class-action pending against Altria and Philip Morris USA. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., this case is likely to become active in 2010.

In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. As a result of the U.S. Supreme Court’s decision in Good v. Altria Group, Inc., this case is likely to become active in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment and remanded the case to the District Court. On February 27, 2008, RJR Tobacco’s motion to stay its January 3, 2008, petition for review until the completion of the U.S. Supreme Court review in Good v. Altria Group, Inc. was granted. On January 20, 2009, the Minnesota Supreme Court issued an order vacating the February 27, 2008, order that granted RJR Tobacco’s petition for review. On July 22, 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses.

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005, to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. On February 1, 2008, the court stayed the case until the completion of the appeal in Dahl v. R. J. Reynolds Tobacco Co. and Good v. Altria Group, Inc., and that stay has now been lifted. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery, and the parties are engaged in class certification discovery. This case is likely to remain active through 2010. On July 22, 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses.

In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint on March 31, 2009. On July 5, 2009, the plaintiffs filed an additional motion for class certification. On September 8, 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the lights claims as to all defendants other than Philip Morris. On October 30, 2009, certain defendants filed a motion for summary judgment on plaintiffs’ youth-marketing claims. Briefing is complete.

In VanDyke v. R. J. Reynolds Tobacco Co., a case filed in August 2009 in the U.S. District Court for the District of New Mexico, the plaintiffs brought the case on behalf of all New Mexico residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “lights” or “ultra lights.” The plaintiffs allege fraudulent misrepresentation, breach of express warranty, breach of implied warranties of merchantability and of fitness for a particular purpose, violations of the New Mexico Unfair Practices Act, unjust enrichment, negligence and gross negligence. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages to the plaintiff and the class but not damages for personal injury or health-care claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the U.S. District Court for the District of Arizona, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, nondisclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 29, 2010, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2007 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

										2013 and
	2007	2008	2009	2010		2011		2012		thereafter

First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136		$136		$136		$136		$136
Florida Annual Payment	440	440	440		440		440		440		440
Texas Annual Payment	580	580	580		580		580		580		580
Minnesota Annual Payment	204	204	204		204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	7,004	8,004	8,004		8,004		8,004		8,004		8,004
Base Foundation Funding	25	25	—		—		—		—		—
Growers’ Trust(2)	500	500	295		295		—		—		—
Offset by federal tobacco buyout(2)	(500)	(500)	(295)		(295)		—		—		—

Total	$8,389	$9,389	$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
Settlement expenses	$2,821	$2,703	$2,540		—		—		—		—
Settlement cash payments	$2,616	$2,830	$2,249		—		—		—		—
Projected settlement expenses				$	>2,700	$	>2,700	$	>2,700	$	>2,700
Projected settlement cash payments				$	>2,500	$	>2,700	$	>2,700	$	>2,700

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The defendants’ motion for rehearing and/or rehearing en banc was denied on September 22, 2009. On October 21, 2009, the defendants’ motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S. Supreme Court was granted. Petitions for writ of certiorari from the U.S. Supreme Court are due on February 19, 2010. In addition, the Department of Justice may include in its writ petition a request for reinstatement of its claims for remedies, including disgorgement of profits.

International Cases.  A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign Provincial governments in treating their citizens. No such cases currently are pending in the United States against RJR Tobacco and its current or former affiliates or indemnitees.

Four health-care reimbursement cases are pending against RJR Tobacco, its current or former affiliates, or B&W outside the United States, three in Canada and one in Israel. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. JTI has, subject to a reservation of rights, assumed RJR Tobacco and its current or former affiliates’ liability, if any, and is defending those actions.

On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for insured populations of B.C. residents resulting from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants, including RJR Tobacco was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action, filed in January 2001, and pending in Supreme Court, British Columbia. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In September 2008, the trial date of September 6, 2010, was adjourned to a target trial date in September 2011.

On March 13, 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against certain cigarette manufacturers, including RJR Tobacco, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation that is substantially similar to that enacted in British Columbia. The plaintiff seeks to recover the present value of total expenditures by the Province for health care benefits resulting from tobacco-related diseases or risk of tobacco-related diseases, costs or special or increased costs and present value of estimated future expenditure. The plaintiff alleges that the defendants are liable under the following theories: deceit and misrepresentation, failure to warn, promotion of cigarettes to children and adolescents, negligent design and manufacture, breaches of other common law, equitable and statutory duties and obligations action in Canada. On June 26, 2008, RJR Tobacco filed a notice of intent to defend.

On September 30, 2009, a case was filed on behalf of Her Majesty the Queen in Right of the Province of Ontario, Canada, against certain cigarette manufacturers, including RJR Tobacco, in the Ontario Superior Court of Justice. The plaintiff seeks to recover the present value of total expenditures by the Province for health care benefits resulting or expecting to result from tobacco-related diseases or risk of tobacco-related diseases, costs or special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: deceit and misrepresentation, failure to warn, promotion of cigarettes to children and adolescents, negligent design and manufacture, breaches of other common law, equitable and statutory duties and obligations . RJR Tobacco has yet to enter its appearance in the case although it has indicated that it will challenge jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 1, 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the past and future value of the total expenditures for health-care services provided by it to certain residents of Israel resulting from tobacco-related disease, court ordered interest for past expenditures from date of filing the statement of claim, increased and/or punitive and/or exemplary damages and costs. The plaintiff alleges that the defendants are liable under the following theories: negligence, public nuisance, fraud, misleading advertisement, defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit, concealment, misrepresentation and conspiracy. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendant’s applications for a strike out of the claim. A decision is pending.

The following four claims and requests for class certification were filed in Canada against various defendants, including RJR Tobacco, although only one, in Saskatchewan, Canada, is being taken forward at this stage. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. JTI, has, subject to a reservation of rights, assumed RJR Tobacco’s and its current or former affiliates’ liability, if any, and is defending those actions.

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

In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals, including their estates, dependants and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period of January 1, 1954, to the expiry of the opt out period as set by the court. In each of the above cases, the plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products to putative class members; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.

Native American Tribe Cases.  As of January 29, 2010, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

Hospital Cases.  As of January 29, 2010, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. Trial is scheduled for June 7, 2010. In 2009, RJR Tobacco filed a motion for summary judgment based on the plaintiffs’ lack of proof linking the defendants’ allegedly wrongful conduct with the claimed damages. On June 30, 2009, the court denied that motion, but granted leave to the plaintiffs to file additional expert reports on or before September 30, 2009. The plaintiffs filed additional expert reports on September 30, 2009, in which they named a new expert and raised new liability theories. On September 11, 2009, the defendants filed a motion for partial summary judgment on the plaintiffs’ claims for future damages and for fraud. On December 1, 2009, the defendants renewed their motion for summary judgment based on the plaintiffs’ lack of proof linking defendants’ allegedly wrongful conduct with the claimed damages. At the same time, the defendants filed motions for summary judgment based upon plaintiffs’ failure to prove unreimbursed costs and plaintiffs’ failure to show fact of injury or damage, as well as motions for partial summary judgment on plaintiffs’ marketing claims, product liability claims, restitution claims, misrepresentation/concealment claims, failure to warn claims, claims for pre-judgment interest, and motions for partial summary judgment based on release and res judicata and preemption. All of these motions are currently pending before the court. While the parties await rulings on these motions, the case remains in active discovery and now has a tentative trial date of January 10, 2011.

Other Cases.  On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim for lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs’ motion for reconsideration was denied on April 24, 2009. On May 20, 2009, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On September 1, 2009, the defendants filed a motion for summary affirmance, or in the alternative, to dismiss the appeal for lack of subject matter jurisdiction and for stay of the briefing schedule. The stay was granted on September 3, 2009, pending determination of the motion for summary affirmance. On January 13, 2010, the Second Circuit Court of Appeals referred the motion for summary affirmance to the Merits Panel and ordered briefing on the motion.

On August 31, 2009, RJR Tobacco and Conwood joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act of 2009, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge Congress’s decision to give the U.S. Food and Drug Administration, referred to as the FDA, regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. On November 5, 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the Modified Risk Tobacco Products Provision. On December 13, 2009, the parties finished briefing their respective cross-motions for summary judgment. On January 5, 2010, the court issued its ruling, granting summary judgment for the plaintiffs so as to allow the continued use of color and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the Government as to all other challenged provisions. For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.

State Settlement Agreements-Enforcement and Validity

As of January 29, 2010, there were 58 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

On October 28, 2008, Vibo Corporation, Inc. d/b/a General Tobacco, referred to as General, filed a complaint in the U.S. District Court for the Western District of Kentucky against RJR Tobacco and other participating manufacturers, referred to as PMs, under the MSA, and the Attorneys General of the 52 states and territories that are parties to the MSA. General sought, among other things, to enjoin enforcement of certain provisions of the MSA and an order relieving it of certain of its payment obligations under the MSA and, in the event such relief was not granted, rescission of General’s 2004 agreement to join the MSA. General also moved for a preliminary injunction that, among other things, would have enjoined the states from enforcing certain of General’s payment obligations under the MSA. On November 14, 2008, RJR Tobacco and the other defendants moved to dismiss General’s complaint. On January 5, 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing General’s lawsuit. Final judgment was entered on January 5, 2010. On January 13, 2010, General noticed its appeal of this decision.

On December 11, 2008, General filed a second complaint, for declaratory relief under the MSA in the California Superior Court for the County of San Diego against the State of California and RJR Tobacco and other PMs under the MSA. General’s complaint seeks a declaration that a proposed amendment to its agreement to join the MSA, under which it would no longer have to make certain MSA payments, did not trigger the MSA’s “most favored nations” provision or require that the settling states agree to make similar payment relief available to other PMs. RJR Tobacco filed an answer to the complaint on February 17, 2009. On March 9, 2009, RJR Tobacco and certain other PMs filed a motion for summary judgment or, in the alternative, for summary adjudication. On March 17, 2009, a group of subsequent participating manufacturers, referred to as SPMs, filed a similar motion. The SPMs’ motion was granted on July 20, 2009. RJR Tobacco’s and certain other PMs’ motion for summary judgment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was granted on July 21, 2009. On September 4, 2009, the plaintiffs filed a notice of appeal. The defendants filed a motion to dismiss the appeal on December 23, 2009. On January 14, 2010, General voluntarily dismissed its appeal in this action.

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

Six of these magazine advertisement cases have been ruled upon following bench trials:

•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals recently reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and has remanded the case for further proceedings.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content, thus giving RJR Tobacco a complete defense ruling.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the Ohio or California courts.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so.

•	In Illinois, RJR Tobacco received a complete defense ruling.

RJR Tobacco believes it has strong bases for appeal in the California, Washington and Pennsylvania cases.

Finally, in Stewart v. R. J. Reynolds Tobacco Co., a class-action suit was filed in California state court in December 2007, against the magazine’s publisher, Wenner Media, and RJR Tobacco, claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. This case has been stayed pending interlocutory review of an order denying defendant’s motion to dismiss.

NPM Adjustment.  The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 29, 2010, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. On August 5, 2009, the last court to address the issue, the Montana Supreme Court, revised a ruling by the Montana First Judicial District Court, and ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. A petition for rehearing was filed by RJR Tobacco and certain other PMs on August 20, 2009. On September 10, 2009, the petition for rehearing was denied. On January 29, 2010, RJR Tobacco and certain other PMs filed a petition for writ of certiorari with the U.S. Supreme Court, seeking review of the decision of the Montana Supreme Court. The orders compelling arbitration in the remaining 47 states are now final and/or non-appealable.

As of January 30, 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the settling states, representing approximately 90% of the allocable share of the settling states. The Arbitration Agreement established October 1, 2009, as the date by which arbitration begins. Pursuant to the Arbitration Agreement, signing states will have their ultimate liability (if any) with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the disputed payments account have, without releasing or waiving any claims, authorized the release of those funds to the settling states.

Montana is one of the settling states that signed the Arbitration Agreement. Thus, notwithstanding the ruling of the Montana Supreme Court with respect to the arbitrability of the Diligent Enforcement issue, Montana is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2007, 2008, and 2009 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The total amount at issue for those three years is approximately $1.367 billion.

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

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of January 29, 2010, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.

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

In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On November 18, 2008, the New Mexico Court of Appeals reversed the grant of summary judgment in favor of RJR Tobacco, B&W and Philip Morris. On January 7, 2009, RJR Tobacco filed a petition for a writ of certiorari, and on February 27, 2009, the Supreme Court of the State of New Mexico granted that petition. Briefing is complete, and oral argument is scheduled for February 22, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties have agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 15, 2009, the Court ordered that the deadline for setting the action for trial is January 31, 2011.

•	In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to March 15, 2010. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, $4.3 billion Canadian; Ontario, $1.5 billion Canadian; New Brunswick, $1.5 billion Canadian; Quebec, $1.4 billion Canadian; British Columbia, $450 million Canadian; Nova Scotia, $326 million Canadian; Prince Edward Island, $75 million Canadian and Manitoba, $23 million Canadian. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments have asserted that they can make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco. To date, none of those provincial governments have filed and served RJR or any of its affiliates with a formal Statement of Claim like the Canadian federal government did in August and September 2003. Discussions regarding possible agreed-upon procedures for adjudicating and appellate review of the claims and defenses asserted in the CCAA Proceedings are taking place.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming $840,000 Canadian for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages. Mr. Smith subsequently filed a substantively identical claim in the Superior Court of Justice in Ontario and proposed that the action be tried in Toronto.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On December 14, 2007, the European Community and 26 member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and member states either had or might have had prior to December 14, 2007, against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory member states agreed to release RJR and its affiliates from those same claims.

Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to whether the circumstances relating to any of these matters give rise to any indemnification obligation by RJR and RJR Tobacco. RJR and RJR Tobacco conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. RJR Tobacco expensed $6 million during 2009, $10 million during 2008 and $8 million during 2007, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation. In addition, as of December 31, 2009, RJR, including its subsidiary RJR Tobacco, had liabilities of $94 million that were recorded in 1999 in connection with certain of the indemnification claims asserted by JTI. For further information on the JTI indemnification claims, see “— Other Contingencies” below.

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

On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive until November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint adds 16 member states as plaintiffs and RAI, RJR Tobacco and GPI as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. The court has established a briefing schedule for defendants’ motion to dismiss the second amended complaint and set May 19, 2010 as the date for oral argument on that motion.

RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied the plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. At the time, no ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third amended complaint. On April 15, 2009, the court granted the defendants’ motion to dismiss the third amended complaint without prejudice. On September 3, 2009, the court issued a ruling to show cause as to why the case should not be dismissed with prejudice and finality. The Hurdle plaintiffs filed a fourth amended complaint under the Hurdle docket number on October 2, 2009, and filed a motion for leave to file a fourth amended complaint and a notice of filing with the Multidistrict Litigation panel on October 5, 2009.

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

Trial began on May 18, 2009. On June 16, 2009, the jury returned a verdict in favor of RJR Tobacco. On July 7, 2009, Star filed a combined motion for a judgment as a matter of law or a new trial, which RJR Tobacco opposed.

In addition, both of Star’s patents under went reexamination in the PTO, based on substantial new questions of patentability that exist for both patents. On September 11, 2009, the PTO issued an office action rejecting the claims currently under reexamination. On October 22, 2009, Star’s patent counsel held an interview with the examiner in both reexaminations, which was also attended by Star’s lead trial counsel and Star’s technical expert. No agreement was reached. On November 10, 2009, Star filed responses in the reexaminations. The examiner has not responded to these filings.

On November 30, 2009, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending the Star I litigation. On December 21, 2009, the district court denied Star’s combined motion for judgment as a matter of law or new trial, entered judgment in RJR Tobacco’s favor and awarded RJR Tobacco all assessable costs. On December 21, 2009, the district court also deferred proceedings with respect to RJR Tobacco’s motion for attorneys’ fees and excess costs pending final resolution of the reexamination and any appellate proceedings. On December 22, 2009, Star filed a notice of appeal.

After entry of final judgment, RJR Tobacco filed a renewed bill of costs on December 30, 2009. On January 8, 2010, after a request from Star and no objection from RJR Tobacco, the district court deferred briefing on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewed bill of costs until after the resolution of appellate proceedings and such time as the district court directs the parties to brief RJR Tobacco’s motion for attorneys’ fees and excess costs.

On February 2, 2010, Star’s appeal was docketed by the Court of Appeals for the Federal Circuit.

Finally, on May 29, 2009, Star filed a follow-on lawsuit in the U.S. District Court for the District of Maryland (“Star II”) seeking damages for alleged infringement in 2003 and thereafter of the patents held invalid and not infringed in Star I. On January 8, 2010, the district court stayed Star II pending proceedings in Star I, and Star II was administratively closed pending further order of the district court upon the application, by December 31, 2012, of any party based on the resolution of Star I or other good cause.

In November, 2009, RAI and B&W were served with subpoenas issued by the Office of the Inspector General, U.S. Department of Defense, seeking two broad categories of documents in connection with a civil investigation: documents regarding the sale of U.S. manufactured cigarettes to the Army Air Force Exchange Service and the Navy Exchange Command either directly by the manufacturers or through distributors during the period January 1, 1998 through December 31, 2001; and documents regarding the sale of U.S. manufactured cigarettes by the manufacturers to civilian market customers for resale in non-federal excise tax markets during the periods January 1, 1998 through December 31, 2001 and September 1, 2008 through September 1, 2009. RAI and RJRT intend to respond appropriately to the subpoenas, including the extent to which the subpoenas seek documents regarding the domestic tobacco operations acquired from B&W in 2004, and to otherwise cooperate appropriately with the investigation.

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

Smokeless Tobacco Litigation

As of January 29, 2010, Conwood Company, LLC was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of the Conwood companies’ smokeless tobacco products. These actions are pending before the same West Virginia court as the 654 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

On September 4, 2009, Conwood Company, LLC, among others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. Conwood contends the statute violates the constitutions of Oregon and the United States. For a more detailed description of the STMSA, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco Buyout Legislation and Related Litigation

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2010 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $240 million to $280 million. Since 2004, RAI’s operating subsidiaries have paid approximately $1.4 billion under FETRA.

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

On December 17, 2004, Maryland and Pennsylvania filed in the North Carolina Business Court a Motion for Clarification or Modification of the Trust, that is, the Growers Trust that created the MSA Phase II obligations. They later supplemented this filing with a Statement of Claim, filed on June 24, 2005. Maryland and Pennsylvania contend that they are entitled to relief from the operation of the tax offset adjustment provision of the Growers Trust and that payments under the Growers Trust to the growers in their states should continue. Following discovery, the parties filed cross-motions for summary judgment on May 5, 2006. On August 17, 2007, the Business Court granted summary judgment in favor of Maryland and Pennsylvania and denied summary judgment to the tobacco manufacturers, including RJR Tobacco, that were the settlors of the Growers Trust. The Business Court ruled that the Growers Trust, as written and without judicial modification, requires continuing payments to the Growers Trust for the benefit of tobacco growers in Maryland and Pennsylvania. RJR Tobacco and the other tobacco manufacturer/settlors filed their Notice of Appeal on September 14, 2007. On December 16, 2008, the North Carolina Court of Appeals, in a 2-1 decision, reversed the Business Court and remanded the case for entry of judgment in favor of RJR Tobacco and the other tobacco manufacturers/settlors. On January 20, 2009, Maryland and Pennsylvania filed an appeal of right based on the dissenting opinion and also filed a petition for discretionary review on certain additional issues. On January 30, 2009, RJR Tobacco and the other tobacco manufacturers/settlors filed a response to the states’ petition for discretionary review. On March 19, 2009, the North Carolina Supreme Court granted the states’ petition for discretionary review. Oral argument before the North Carolina Supreme Court took place on September 10, 2009. On November 6, 2009, the North Carolina Supreme Court affirmed the decision of the North Carolina Court of Appeals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 29, 2002, the defendants filed a motion to dismiss, which the court granted on December 10, 2003. On December 14, 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. On January 20, 2005, the defendants filed a second motion to dismiss on other grounds. On March 7, 2007, the court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. On April 6, 2007, the defendants moved to dismiss the amended complaint. On May 31, 2007, the court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses on June 14, 2007. On November 19, 2007, the plaintiff filed a motion for class certification, which the court granted on September 29, 2008. The district court ordered mediation, which occurred on July 10, 2008, but no resolution of the case was reached at that time. On September 18, 2008, each of the plaintiffs and the defendants filed motions for summary judgment, and on January 9, 2009, the defendants filed a motion to decertify the class. A second mediation occurred on June 23, 2009, but again no resolution of the case was reached. On January 11, 2010, the district court overruled the motions for summary judgment and the motion to decertify the class. The non-jury trial began on January 12, 2010, and closing arguments ended on February 9, 2010. A decision is pending.

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

Fact discovery has been completed in this case. Two mediation sessions were held in the first quarter of 2009, but the parties were unable to reach a resolution. An additional mediation session is scheduled for March 2, 2010.

On January 14, 2010, a stipulated dismissal for 73 of the opt in plaintiffs was filed. As a result, the number of current or former retail representatives participating in the lawsuit will be 396.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deadline for RJR Tobacco to file motions for summary judgment and to decertify the lawsuit as a collective action is March 29, 2010. If those motions do not resolve the case, the case is scheduled for trial beginning on October 4, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $20 million, $21 million and $20 million for 2009, 2008 and 2007, respectively.

Future minimum lease payments as of December 31, 2009, were as follows:

Noncancellable
Operating Leases

2010	$17
2011	15
2012	14
2013	12
2014	8
Thereafter	3

Total	$69

Note 15 —	Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2009, consisted of 100 million shares of preferred stock, par value $.01 per share, and 800 million shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In 2009, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

In 2004, RAI’s board of directors adopted a shareholder rights plan, pursuant to which RAI declared a dividend of one preferred stock purchase right on each share of RAI common stock outstanding on July 30, 2004. The board also authorized the issuance of rights for each share of RAI common stock issued after the dividend record date, until the occurrence of certain specified events. The rights will expire on July 30, 2014, unless earlier redeemed, exercised or exchanged under the terms of the rights plan.

The rights are not exercisable until a distribution date that is the earlier of:

•	ten days following an announcement that a person or group, other than BAT and its subsidiaries, except in certain circumstances, has acquired beneficial ownership of at least 15% of RAI common stock, and

•	ten business days, or such later date as may be determined by the board, following the announcement of a tender offer which would result in a person becoming an acquiring person.

If the acquiring person or tender offeror is BAT or one of its subsidiaries, then the foregoing 15% threshold is subject to adjustment. The rights are initially exercisable for 1/100th of a share of RAI’s Series A Junior Participating Preferred Stock at a purchase price of $130, subject to adjustment. Each fractional share of such preferred stock would give the holder approximately the same dividend, voting and liquidation rights as does one share of RAI common stock. Until the distribution date, the rights will be evidenced by RAI common stock certificates and trade with such shares. Upon the occurrence of certain events after the distribution date, holders of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights, other than the acquiring person, will be entitled to receive upon exercise of the right, in lieu of shares of preferred stock, RAI common stock or common stock of the acquiring corporation having in either case a market value of two times the exercise price of the right.

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2009, 2008 and 2007:

	2009	2008	2007

First	$0.85	$0.85	$0.75
Second	$0.85	$0.85	$0.75
Third	$0.85	$0.85	$0.85
Fourth	$0.90	$0.85	$0.85

RAI repurchases shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the LTIP. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During 2009, at a cost of $5 million, RAI purchased 154,441 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

The $350 million share repurchase program approved by RAI’s board of directors in 2008, authorizing RAI to repurchase common stock in open-market or privately negotiated transactions, from time to time, expired on April 30, 2009. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. RAI repurchased and cancelled 3,817,095 shares of RAI common stock for $207 million under this share repurchase program in 2008; no shares were repurchased by RAI under this program in 2009.

Changes in RAI common stock outstanding were as follows:

	2009	2008	2007

Shares outstanding at beginning of year	291,450,762	295,007,327	295,624,741
LTIP shares granted	—	322,585	374,326
LTIP shares forfeited	(27,710)	(96,797)	(50,273)
LTIP tax shares repurchased and cancelled	(154,441)	(57,223)	(7,956)
Shares repurchased and cancelled	—	(3,817,095)	(984,000)
Stock options exercised	122,640	72,571	44,989
Equity incentive award plan shares issued	32,800	19,394	5,500

Shares outstanding at end of year	291,424,051	291,450,762	295,007,327

Note 16 —	Stock Plans

As of December 31, 2009, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.

Under the EIAP, RAI currently provides (1) grants of deferred stock units to eligible directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to eligible directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 1,000,000 shares of common stock may be issued under this plan, of which 588,612 shares were available for grant as of December 31, 2009. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $3 million expense during 2009, $1 million income during 2008, due to the decline of the price of RAI common stock during 2008, and $4 million expense during 2007.

In May 2009, the shareholders of RAI approved the Omnibus Plan. Awards under the Omnibus Plan may be in the form of cash awards, incentive or non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other awards. Subject to adjustments as set forth in the Omnibus Plan, the number of shares of RAI common stock that may be issued with respect to awards under the Omnibus Plan will not exceed 19,000,000 shares in the aggregate. The Omnibus Plan replaced the LTIP, which expired on June 14, 2009. No awards were made under the Omnibus Plan during 2009. The outstanding grants made under the LTIP prior to its expiration will remain outstanding in accordance with their terms.

The LTIP provided for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to key employees. Upon retirement, a holder’s grant under the LTIP generally vests on a pro rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate approximation of forfeitures related to retirement.

Information regarding stock-based awards outstanding under the LTIP as of December 31, 2009, was as follows:

	Number				Number	Number
	of				of	of
Grant	Shares				Shares	Shares
Year	Granted	Grant Price	Type	Vesting Date	Cancelled	Vested

2007	373,082	$59.50	Restricted Stock	March 6, 2010	61,930	66,623
2007	1,244	$64.14	Restricted Stock	March 6, 2010	—	—
2008	321,991	$61.89	Restricted Stock	March 6, 2011	53,210	26,638
2008	594	$55.13	Restricted Stock	March 6, 2011	—	—
2009	1,382,243	$33.10	Restricted Stock Units	March 2, 2012	102,748	—

The grants consist of restricted shares of RAI common stock and restricted stock units awarded to eligible employees under the LTIP. The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. The grants are accounted for as equity-based and compensation expense includes the vesting period elapsed. Dividends are paid on the grants on the same basis as dividends on shares of RAI common stock, and are recognized as a reduction of equity. Related realized income tax benefits are recognized as an increase to additional paid-in-capital.

The restricted stock unit grant will be settled exclusively in shares of RAI common stock. Upon settlement, each grantee will receive a number of shares of RAI common stock equal to the product of the number of vested restricted stock units and a percentage from 0%-150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2011.

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $10.20 per share for the three-year performance period ending December 31, 2011, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends accrued on the 2009 LTIP grant are included in other noncurrent liabilities in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in restricted RAI common stock and restricted stock units during 2009 were as follows:

		Weighted Average
	Stock and	Grant Date
	Stock Units	Fair Value

Outstanding at beginning of year	898,249	$52.92
Granted	1,382,243	33.10
Forfeited	(130,458)	39.01
Vested	(382,029)	35.81

Outstanding at end of year	1,768,005	$40.73

Total compensation expense, including dividend equivalents on phantom stock(1), related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

	2009	2008	2007

2004 phantom stock	$—	$—	$3
2005 phantom stock	—	1	11
2006 restricted stock	(2)	(1)	10
2007 restricted stock and performance shares	5	7	8
2008 restricted stock	5	5	—
2009 restricted stock units	14	—	—

Total compensation expense	$22	$12	$32

Total related tax benefits	$8	$4	$12

(1)	The phantom stock grants consisted of performance shares payable in cash, based on the closing price of RAI common stock on the date of vesting. Compensation expense included the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with dividends on RAI common stock.

Payments related to stock-based compensation, including dividend equivalents paid on phantom stock, were $15 million, $35 million and $20 million for the years ended 2009, 2008 and 2007, respectively.

The amounts in the consolidated balance sheet as of December 31 related to the 2007 LTIP performance share grants, the 2006, 2007 and 2008 LTIP restricted stock grants and the 2009 LTIP restricted stock units grant were as follows:

	2009	2008

Other current liabilities	$—	$14
Other noncurrent liabilities	5	—
Paid-in capital	36	15

As of December 31, 2009, there were $44 million of unrecognized compensation costs related to restricted stock and restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.99 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the EIAP and the LTIP, options were granted primarily prior to 1999 and to a lesser extent through 2003, all of which are fully vested. The weighted average characteristics of stock options outstanding at December 31, 2009, all of which were exercisable on such date, were as follows:

		Average
		Remaining	Weighted
		Contractual	Average
Exercise Price Range	Shares	Life (Years)	Exercise Price

$13.05 — $15.52	222,734	0.4	$13.51
34.90	20,000	2.4	34.90

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. Of the options outstanding as of December 31, 2009, 20,000 were issued under the EIAP, and under the LTIP, 222,734 were issued prior to 1999. The changes in RAI’s stock options during 2009, 2008 and 2007 were as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	388,174	$14.75	466,347	$14.59	513,924	$14.59
Expired	—	—	(5,602)	16.21	(2,588)	24.16
Exercised	(145,440)	13.89	(72,571)	13.56	(44,989)	14.13

Outstanding at end of year	242,734	15.27	388,174	14.75	466,347	14.59

Exercisable at end of year	242,734	15.27	388,174	14.75	466,347	14.59

The intrinsic value of options exercised was $4 million, $2 million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2009, was $9 million. Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2009	2008	2007

Proceeds from exercise of stock options	$2	$1	$1
Excess tax benefits from stock-based compensation	2	2	2

Equity compensation plan information is as follows:

				Number of Securities
				Remaining Available for
	Number of Securities	Weighted Average		Future Issuance under
	to be Issued Upon	Exercise Price of		Equity Compensation
	Exercise of	Outstanding		Plans (Excluding
	Outstanding Options,	Options, Warrants		Securities Reflected in
Plan Category	Warrants and Rights	and Rights		Column (a))
	(a)	(b)		(c)

Equity Compensation Plans Approved by Security Holders	2,141,977	$13.51	(2)	19,000,000
Equity Compensation Plans Not Approved by Security Holders(1)	20,000	34.90		588,612

Total	2,161,977	15.27	(2)	19,588,612

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The weighted average exercise price is related to 222,734 outstanding options and excludes 1,919,243 restricted stock units granted at $33.10. These restricted stock units represent the maximum number, 150%, of shares to be awarded under the best-case targets that may not be achieved, and accordingly, may overstate expected dilution.

Note 17 — Retirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31, were as follows:

			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Obligation at beginning of year	$5,106	$5,088	$1,445	$1,485
Service cost	31	36	4	5
Interest cost	319	318	80	90
Actuarial (gain) loss	218	66	13	(25)
Plan amendments	—	26	(99)	—
Benefits paid	(411)	(424)	(92)	(110)
Settlements	(1)	(11)	—	—
Curtailment/special termination benefits	8	7	—	—

Obligation at end of year	$5,270	$5,106	$1,351	$1,445

Change in plan assets:
Fair value of plan assets at beginning of year	$3,376	$5,421	$254	$364
Actual return on plan assets	795	(1,631)	43	(78)
Employer contributions	295	21	65	78
Benefits paid	(411)	(424)	(92)	(110)
Settlements	(1)	(11)	—	—

Fair value of plan assets at end of year	$4,054	$3,376	$270	$254

Funded status	$(1,216)	$(1,730)	$(1,081)	$(1,191)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — other current liability	(9)	(6)	(70)	(79)
Accrued benefit — long-term retirement benefits	(1,207)	(1,724)	(1,011)	(1,112)

Net amount recognized	(1,216)	(1,730)	(1,081)	(1,191)
Accumulated other comprehensive loss	2,105	2,448	171	271

Net amounts recognized in the consolidated balance sheets	$889	$718	$(910)	$(920)

Due to the adverse changes in the financial markets, RAI’s pension assets were negatively impacted in 2008, as the overall rate of return on the investments for the pension assets was negative approximately 30.1%. During 2009, this rate of return improved to 24.8%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2009			2008
	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total

Prior service cost (credit)	$34	$(92)	$(58)	$38	$(17)	$21
Net actuarial loss	2,071	263	2,334	2,410	288	2,698
Deferred income taxes	(833)	(67)	(900)	(969)	(107)	(1,076)

Accumulated other comprehensive loss	$1,272	$104	$1,376	$1,479	$164	$1,643

Changes in accumulated other comprehensive loss were as follows:

	2009			2008
	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total

Prior service cost	$—	$(99)	$(99)	$26	$—	$26
Net actuarial (gain) loss	(240)	(10)	(250)	2,143	80	2,223
Amortization of prior service cost (credit)	(4)	24	20	(5)	11	6
Amortization of net loss	(99)	(15)	(114)	(18)	(16)	(34)
Deferred income tax (expense) benefit	136	40	176	(853)	(31)	(884)

Change in accumulated other comprehensive loss	$(207)	$(60)	$(267)	$1,293	$44	$1,337

The $99 million reduction in postretirement was the result of RAI switching to a self-insured health plan.

	Pension Benefits		Postretirement
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.30%	6.40%	6.20%	6.39%
Rate of compensation increase	5.00%	4.97%	5.00%	5.00%

The measurement date used for all plans was December 31.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2009	2008

Projected benefit obligation	$5,270	$5,106
Accumulated benefit obligation	5,158	4,970
Plan assets	4,054	3,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the total benefit cost (income) and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Components of total benefit cost (income):
Service cost	$31	$36	$40	$4	$5	$5
Interest cost	319	318	314	80	90	91
Expected return on plan assets	(337)	(450)	(436)	(20)	(27)	(27)
Amortization of prior service cost (credit)	4	5	2	(24)	(11)	(12)
Amortization of net loss	99	18	42	15	16	23

Net periodic benefit cost (income)	116	(73)	(38)	55	73	80
Curtailment/special termination benefits	8	7	1	—	—	—
Settlements	1	4	—	—	—	—

Total benefit cost (income)	$125	$(62)	$(37)	$55	$73	$80

The estimated net loss and prior service cost for pension plans that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $121 million and $4 million, respectively. The estimated net loss and prior service cost for the postretirement plans that are expected to be amortized from accumulated other comprehensive loss into net postretirement health care costs during 2010 are $21 million and ($24) million, respectively.

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.40%	6.50%	6.10%	6.39%	6.50%	6.10%
Expected long-term return on plan assets	8.24%	8.74%	8.74%	6.80%	8.00%	8.00%
Rate of compensation increase	5.00%	4.97%	4.97%	5.00%	5.00%	5.00%

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

RAI incurred special termination benefits due to changes in the organizational structure of RJR Tobacco and settlements due to early retirements under non-qualified pension plans. See note 4 for additional information regarding the restructuring.

The overall expected long-term rate of return on assets assumptions for pension and postretirement assets are based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) excess return expectations of active management to the extent asset classes are actively managed.

RAI uses a five-year period wherein unrealized equity gains and losses are reflected in the expense calculation at 20% per year, beginning the year after the gains or losses occur. In 2009, the combination of an increase in the fair value of plan assets and lower prior service costs, offset by a lower discount rate, resulted in a favorable change in funded status through a charge of $443 million, $267 million after tax, to accumulated other comprehensive loss. In 2008, the combination of a significant decrease in the fair value of plan assets and benefits paid resulted in an unfavorable change in funded status through a charge of $2,221 million, $1,337 million after tax, to accumulated other comprehensive loss.

The majority of plan assets are invested using active investment strategies. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are combined in a way that controls for capitalization, style biases, and interest rate exposures, while focusing primarily on security selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets against related benchmark indices. Investment manager performance is evaluated against these targets.

Allowable investment types include domestic equity, international equity, global equity, fixed income, real estate, private equity, hedge funds and global tactical asset allocation. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both U.S. and non-U.S. securities. Fixed income includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Up to 25% of the fixed income assets can be in debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Hedge fund investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets.

For pension assets, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2009 and 2008, by asset category were as follows:

	Pension Plans
	2009 Target(1)	2009	2008

Asset Category:
Domestic equities	30%	30%	28%
International equities	14%	13%	13%
Global equities	6%	8%	7%
Fixed income	34%	32%	31%
High yield fixed income	2%	3%	2%
Hedge funds	8%	8%	12%
Private equity	2%	1%	2%
Real estate	2%	3%	3%
Global tactical asset allocation	2%	2%	2%

Total	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement Plans
	2009 Target(1)	2009	2008

Asset Category:
Domestic equities	43%	43%	41%
International equities	17%	17%	15%
Fixed income	38%	35%	42%
Hedge funds	1%	1%	1%
Real estate and other	1%	4%	1%

Total	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

RAI’s pension and postretirement plans assets carried at fair value on a recurring basis as of December 31, 2009, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total

Asset Category:
Domestic equities	$750	$348	$—	$1,098
International equities	123	419	—	542
Global equities	310	1	—	311
Fixed income	—	1,048	96	1,144
High yield fixed income	—	121	—	121
Hedge funds	—	4	290	294
Private equity	—	7	43	50
Real estate	92	6	31	129
Global tactical asset allocation	—	90	—	90
Cash and other	—	240	3	243

Total	$1,275	$2,284	$463	$4,022

Postretirement Plans	Level 1	Level 2	Level 3	Total

Asset Category:
Domestic equities	$—	$115	$—	$115
International equities	—	46	—	46
Fixed income	5	90	—	95
Hedge funds	—	—	1	1
Real estate and other	—	12	—	12

Total	$5	$263	$1	$269

(1)	See note 2 for additional information on the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers of pension and postretirement plan assets in and out of Level 3 during 2009, by asset category were as follows:

		Purchases, Sales,	Realized	Unrealized	Transferred
	Balance as of	Issuances and	Gains	Gains	From Other	Balance as of
	January 1, 2009	Settlements (net)	(Losses)	(Losses)	Levels(1)	December 31, 2009

Global equities	$1	$(2)	$(1)	$2	$—	$—
Fixed income	80	(72)	8	12	68	96
Hedge funds	354	(99)	34	2	—	291
Private equity	48	1	1	(7)	—	43
Real estate	47	12	—	(28)	—	31
Other	3	—	—	—	—	3

Total	$533	$(160)	$42	$(19)	$68	$464

(1)	Transfers in and out of Level 3 occur using the fair value at the beginning of the period.

The fair value of pension and postretirement assets classified as fixed income and certain of those classified as real estate and hedge funds, classified as Level 3, was determined primarily using an income approach. This approach utilized the net asset value of the underlying investment fund adjusted for restrictions or illiquidity of the disposition of the interest, the holders’ requirements to understand and accept the valuations provided by the fund’s cash flows, and the rights and obligations of the ownership interest of the fund.

The fair value of pension and postretirement assets classified as private equity and certain of those classified as real estate and hedge funds, classified as Level 3, was determined primarily using an income approach. The fair value was determined by qualified appraisers utilizing observable and unobservable data, including comparable transactions, the fair value of the underlying assets, discount rates, restrictions on disposing interests in the investment’s cash flows and other entity specific risk factors.

The fair value of pension and postretirement assets classified as other, classified as Level 3, was determined primarily using an income approach that utilized cash flow models and benchmarking strategies. This approach utilized observable inputs, including market-based interest rate curves, corporate credit spreads and corporate ratings. Additionally, unobservable factors incorporated into these models included default probability assumptions, potential recovery and discount rates.

Additional information relating to RAI’s significant postretirement plans is as follows:

	2009	2008

Weighted-average health-care cost trend rate assumed for the following year	8.87%	9.49%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2018

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$5	$(4)
Effect on benefit obligation	69	(60)

During 2010, RAI expects to contribute approximately $309 million to its pension plans, of which $300 million is allocated to the 2009 plan year, and expects payments related to its postretirement plans to be $70 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefits payments:

		Postretirement Benefits
		Gross Projected	Expected	Net Projected
		Benefit Payments	Medicare	Benefit Payments
	Pension	Before Medicare	Part D	After Medicare
Year	Benefits	Part D Subsidies	Subsidies	Part D Subsidies

2010	$415	$108	$4	$104
2011	401	113	4	109
2012	387	115	4	111
2013	383	116	5	111
2014	380	116	5	111
2015-2019	1,961	557	29	528

RAI sponsors qualified defined contribution plans.  The expense related to these plans was $37 million, $39 million and $41 million, in 2009, 2008 and 2007, respectively. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 18 — Segment Information

RAI’s reportable operating segments are RJR Tobacco and Conwood. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The Conwood segment consists of Conwood Holdings, Inc., the primary operations of the Conwood companies and Lane. Two of RAI’s wholly owned subsidiaries, Santa Fe and Niconovum AB, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL and DORAL, were five of the ten best-selling brands of cigarettes in the United States as of December 31, 2009. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates.

RAI’s other reportable operating segment, Conwood, is the second largest smokeless tobacco products manufacturer in the United States. Conwood’s primary brands include its largest-selling moist snuff brands, GRIZZLY, the best-selling moist snuff brand in the United States as of December 31, 2009, and KODIAK. Conwood also distributes a variety of tobacco products including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

In January 2009, the activities of GPI were transitioned to other operating subsidiaries of RAI. The management and export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases was transferred to RJR Tobacco, and sales of NATURAL AMERICAN SPIRIT in Europe and Japan were transferred to other indirect subsidiaries of RAI.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2009, 2008 and 2007 were $547 million, $611 million and $616 million, respectively. Intersegment revenues and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker.

Segment Data:

	2009	2008	2007

Net sales:
RJR Tobacco	$7,334	$7,755	$8,022
Conwood	673	723	670
All Other	412	367	331

Consolidated net sales	$8,419	$8,845	$9,023

Operating income:
RJR Tobacco	$1,487	$1,805	$1,988
Conwood	276	232	312
All Other	112	104	94
Corporate expense	(100)	(89)	(106)

Consolidated operating income	$1,775	$2,052	$2,288

Assets:
RJR Tobacco	$14,865	$15,338	$15,956
Conwood	4,419	4,386	4,559
All Other	1,536	1,384	1,104
Corporate	15,491	15,647	16,336
Elimination adjustments	(18,302)	(18,601)	(19,326)

Consolidated assets	$18,009	$18,154	$18,629

Cash capital expenditures:
RJR Tobacco	$55	$62	$93
Conwood	75	34	23
All Other	11	17	26

Consolidated capital expenditures	$141	$113	$142

Depreciation and amortization expense:
RJR Tobacco	$123	$124	$125
Conwood	13	11	11
All Other	8	7	7

Consolidated depreciation and amortization expense	$144	$142	$143

Reconciliation to income from continuing operations before income taxes and extraordinary item:
Operating income(1)(2)	$1,775	$2,052	$2,288
Interest and debt expense	251	275	338
Interest income	(19)	(60)	(134)
Gain on termination of joint venture	—	(328)	—
Other expense, net	9	37	11

Income from continuing operations before income taxes and extraordinary item	$1,534	$2,128	$2,073

(1) For information related to trademark impairments, see note 3.

(2) For information related to restructuring charges, see note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales made to McLane Company, Inc., a distributor, comprised 27%, 29% and 28% of RAI’s revenue in 2009, 2008 and 2007, respectively. McLane Company is a customer in all segments. No other customer accounted for 10% or more of RAI’s revenue during those periods.

Note 19 — Related Party Transactions

RAI and its operating subsidiaries engage in transactions with affiliates of BAT. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2009	2008

Accounts receivable	$96	$91
Accounts payable	(3)	(3)
Deferred revenue	(57)	(50)

Significant transactions:

	2009	2008	2007

Net sales	$404	$468	$507
Research and development services billings	2	3	3
Purchases	16	12	18
RAI common stock purchases from B&W	—	75	—

RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. In 2009, as in the prior years, pricing for contract-manufactured cigarettes was generally calculated based on 2004 prices, using B&W’s forecasted 2004 manufacturing costs plus 10%, increased by a multiple equal to the increase in the Producer Price Index for subsequent years, reported by the U.S. Bureau of Labor Statistics. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 5.0% of RAI’s total net sales in each of 2009 and 2008 and 6.0% of RAI’s total net sales in 2007.

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

In connection with RAI’s share repurchase program, which expired on April 30, 2009, RAI and B&W entered into an agreement on April 29, 2008, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 1,387,095 shares of RAI common stock from B&W during 2008. No shares of RAI common stock were repurchased by RAI during 2009 under this program.

Note 20 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $4.3 billion unsecured notes. See note 12 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, the Conwood companies, Conwood Holdings, Inc., Santa Fe, Lane, GPI and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2009
Net sales	$—	$7,985	$162	$(132)	$8,015
Net sales, related party	—	404	—	—	404
Cost of products sold	—	4,541	76	(132)	4,485
Selling, general and administrative expenses	16	1,419	73	—	1,508
Amortization expense	—	28	—	—	28
Restructuring charge	—	56	—	—	56
Trademark impairment charges	—	567	—	—	567

Operating income (loss)	(16)	1,778	13	—	1,775
Interest and debt expense	242	9	—	—	251
Interest income	—	(9)	(10)	—	(19)
Intercompany interest (income) expense	(115)	114	1	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	(4)	13	—	—	9

Income (loss) before income taxes	(139)	1,694	22	(43)	1,534
Provision for (benefit from) income taxes	(48)	620	—	—	572
Equity income from subsidiaries	1,053	25	—	(1,078)	—

Net income	$962	$1,099	$22	$(1,121)	$962

For the Year Ended December 31, 2008
Net sales	$—	$8,345	$157	$(125)	$8,377
Net sales, related party	—	468	—	—	468
Cost of products sold	—	4,917	71	(125)	4,863
Selling, general and administrative expenses	15	1,417	68	—	1,500
Amortization expense	—	22	—	—	22
Restructuring charge	6	81	3	—	90
Trademark impairment charges	—	318	—	—	318

Operating income (loss)	(21)	2,058	15	—	2,052
Interest and debt expense	265	9	1	—	275
Interest income	(1)	(44)	(15)	—	(60)
Gain on termination of joint venture	—	—	(328)	—	(328)
Intercompany interest (income) expense	(81)	76	5	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	5	33	(1)	—	37

Income (loss) before income taxes	(209)	2,027	353	(43)	2,128
Provision for (benefit from) income taxes	(73)	862	1	—	790
Equity income from subsidiaries	1,474	352	—	(1,826)	—

Net income	$1,338	$1,517	$352	$(1,869)	$1,338

For the Year Ended December 31, 2007
Net sales	$—	$8,494	$123	$(101)	$8,516
Net sales, related party	—	507	—	—	507
Cost of products sold	—	5,005	54	(99)	4,960
Selling, general and administrative expenses	53	1,583	51	—	1,687
Amortization expense	—	23	—	—	23
Trademark impairment charges	—	65	—	—	65

Operating income (loss)	(53)	2,325	18	(2)	2,288
Interest and debt expense	324	14	—	—	338
Interest income	(4)	(126)	(4)	—	(134)
Intercompany interest (income) expense	(114)	109	5	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	24	—	(13)	—	11

Income (loss) before income taxes and extraordinary item	(283)	2,371	30	(45)	2,073
Provision for (benefit from) income taxes	(100)	864	2	—	766
Equity income from subsidiaries	1,491	28	—	(1,519)	—

Income before extraordinary item	1,308	1,535	28	(1,564)	1,307
Extraordinary item — gain on acquisition	—	1	—	—	1

Net income	$1,308	$1,536	$28	$(1,564)	$1,308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2009
Cash flows from operating activities	$678	$1,630	$29	$(883)	$1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	18	—	—	19
Proceeds from settlement of long-term investments	—	6	—	—	6
Capital expenditures	—	(137)	(4)	—	(141)
Acquisition, net of cash acquired	—	—	(43)	—	(43)
Net proceeds from the sale of fixed assets	—	11	—	—	11
Proceeds from termination of joint venture	—	—	24	—	24
Other, net	—	1	—	—	1
Intercompany investment	610	(610)	—	—	—
Intercompany notes receivable	40	17	—	(57)	—

Net cash flows from (used in) investing activities	651	(694)	(23)	(57)	(123)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(840)	—	840	(991)
Dividends paid on preferred stock	(43)	—	—	43	—
Repurchase of common stock	(5)	—	—	—	(5)
Repayments of long-term debt	(189)	(11)	—	—	(200)
Other, net	4	—	—	—	4
Intercompany notes payable	(16)	(40)	(1)	57	—

Net cash flows used in financing activities	(1,240)	(891)	(1)	940	(1,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	89	45	11	—	145
Cash and cash equivalents at beginning of year	272	2,091	215	—	2,578

Cash and cash equivalents at end of year	$361	$2,136	$226	$—	$2,723

For the Year Ended December 31, 2008
Cash flows from operating activities	$1,141	$1,387	$36	$(1,249)	$1,315

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(48)	—	—	(56)
Proceeds from settlement of short-term investments	7	231	—	—	238
Proceeds from settlement of long-term investments	—	8	—	—	8
Capital expenditures	—	(106)	(7)	—	(113)
Distributions from equity investments	—	—	27	—	27
Net proceeds from the sale of fixed assets	—	8	—	—	8
Proceed from termination of joint venture	—	—	164	—	164
Other, net	—	1	1	—	2
Intercompany notes receivable	40	(29)	—	(11)	—

Net cash flows from investing activities	39	65	185	(11)	278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(1,206)	—	1,206	(999)
Dividends paid on preferred stock	(43)	—	—	43	—
Repurchase of common stock	(210)	—	—	—	(210)
Other, net	3	—	—	—	3
Intercompany notes payable	98	(40)	(69)	11	—

Net cash flows used in financing activities	(1,151)	(1,246)	(69)	1,260	(1,206)

Effect of exchange rate changes on cash and cash equivalents	—	—	(24)	—	(24)

Net change in cash and cash equivalents	29	206	128	—	363
Cash and cash equivalents at beginning of year	243	1,885	87	—	2,215

Cash and cash equivalents at end of year	$272	$2,091	$215	$—	$2,578

For the Year Ended December 31, 2007
Cash flows from operating activities	$356	$1,067	$6	$(98)	$1,331

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(3,764)	—	—	(3,764)
Proceeds from settlement of short-term investments	—	4,655	—	—	4,655
Capital expenditures	(8)	(126)	(8)	—	(142)
Acquisition, net of cash acquired	—	—	(3)	—	(3)
Distributions from equity investments	—	5	10	—	15
Net proceeds from the sale of fixed assets	—	1	2	—	3
Other, net	—	(1)	—	—	(1)
Intercompany notes receivable	40	(847)	—	807	—

Net cash flows from (used in) investing activities	32	(77)	1	807	763

Cash flows from (used in) financing activities:
Dividends paid on common stock	$(916)	$(55)	$—	$55	$(916)
Dividends paid on preferred stock	(43)	—	—	43	—
Repurchase of common stock	(60)	—	—	—	(60)
Repayments of long-term debt	(254)	(75)	—	—	(329)
Repayments of term loan	(1,542)	—	—	—	(1,542)
Proceeds from issuance of long-term debt	1,547	—	—	—	1,547
Deferred debt issuance costs	(15)	—	—	—	(15)
Other, net	3	—	—	—	3
Intercompany notes payable	839	(40)	8	(807)	—

Net cash flows from (used in) financing activities	(441)	(170)	8	(709)	(1,312)

Net change in cash and cash equivalents	(53)	820	15	—	782
Cash and cash equivalents at beginning of year	296	1,065	72	—	1,433

Cash and cash equivalents at end of year	$243	$1,885	$87	$—	$2,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2009
Assets
Cash and cash equivalents	$361	$2,136	$226	$—	$2,723
Short-term investments	—	4	—	—	4
Accounts receivable, net	—	90	19	—	109
Accounts receivable, related party	—	96	—	—	96
Notes receivable	—	1	35	—	36
Other receivables	1	13	1	—	15
Inventories	—	1,186	35	(2)	1,219
Deferred income taxes, net	13	942	1	—	956
Prepaid expenses and other	15	311	11	—	337
Short-term intercompany notes and interest receivable	80	55	—	(135)	—
Other intercompany receivables	149	—	—	(149)	—

Total current assets	619	4,834	328	(286)	5,495
Property, plant and equipment, net	7	990	28	—	1,025
Trademarks and other intangible assets, net	—	2,671	47	—	2,718
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,040	1,387	—	(3,427)	—
Investment in subsidiaries	9,708	464	—	(10,172)	—
Other assets and deferred charges	292	186	134	(26)	586

Total assets	$12,666	$18,698	$556	$(13,911)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$190	$6	$—	$196
Tobacco settlement accruals	—	2,611	—	—	2,611
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	300
Other current liabilities	355	781	37	—	1,173
Short-term intercompany notes and interest payable	31	80	24	(135)	—
Other intercompany payables	—	149	—	(149)	—

Total current liabilities	686	3,871	67	(284)	4,340
Intercompany notes and interest payable	1,387	2,040	—	(3,427)	—
Long-term debt (less current maturities)	4,014	122	—	—	4,136
Deferred income taxes, net	—	456	11	(26)	441
Long-term retirement benefits (less current portion)	65	2,137	16	—	2,218
Other noncurrent liabilities	16	360	—	—	376
Shareholders’ equity	6,498	9,712	462	(10,174)	6,498

Total liabilities and shareholders’ equity	$12,666	$18,698	$556	$(13,911)	$18,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2008
Assets
Cash and cash equivalents	$272	$2,091	$215	$—	$2,578
Short-term investments	1	22	—	—	23
Accounts receivable, net	—	68	16	—	84
Accounts receivable, related party	—	91	—	—	91
Notes receivable	—	1	34	—	35
Other receivables	9	27	1	—	37
Inventories	—	1,145	27	(2)	1,170
Deferred income taxes, net	12	825	1	—	838
Prepaid expenses and other	35	128	4	(4)	163
Short-term intercompany notes and interest receivable	81	65	—	(146)	—
Other intercompany receivables	68	—	6	(74)	—

Total current assets	478	4,463	304	(226)	5,019
Property, plant and equipment, net	7	999	25	—	1,031
Trademarks and other intangible assets, net	—	3,266	4	—	3,270
Goodwill	—	8,166	8	—	8,174
Long-term intercompany notes	2,080	1,409	—	(3,489)	—
Investment in subsidiaries	9,751	430	—	(10,181)	—
Other assets and deferred charges	349	180	160	(29)	660

Total assets	$12,665	$18,913	$501	$(13,925)	$18,154

Liabilities and shareholders’ equity
Accounts payable	$3	$199	$4	$—	$206
Tobacco settlement accruals	—	2,321	—	—	2,321
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	200
Other current liabilities	347	775	25	(4)	1,143
Short-term intercompany notes and interest payable	40	81	25	(146)	—
Other intercompany payables	—	74	—	(74)	—

Total current liabilities	579	3,514	54	(224)	3,923
Intercompany notes and interest payable	1,409	2,080	—	(3,489)	—
Long-term debt (less current maturities)	4,362	124	—	—	4,486
Deferred income taxes, net	—	311	—	(29)	282
Long-term retirement benefits (less current portion)	64	2,755	17	—	2,836
Other noncurrent liabilities	14	375	1	—	390
Shareholders’ equity	6,237	9,754	429	(10,183)	6,237

Total liabilities and shareholders’ equity	$12,665	$18,913	$501	$(13,925)	$18,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR’s $62 million unsecured notes. See note 12 for additional information relating to these notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane and the Conwood companies, that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2009
Net sales	$—	$—	$7,078	$1,139	$(202)	$8,015
Net sales, related party	—	—	396	8	—	404
Cost of products sold	—	—	4,294	393	(202)	4,485
Selling, general and administrative expenses	16	3	1,180	309	—	1,508
Amortization expense	—	—	27	1	—	28
Restructuring charge	—	—	56	—	—	56
Trademark impairment charges	—	—	491	76	—	567

Operating income (loss)	(16)	(3)	1,426	368	—	1,775
Interest and debt expense	242	8	1	—	—	251
Interest income	—	(1)	(7)	(11)	—	(19)
Intercompany interest (income) expense	(115)	(7)	(49)	171	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	(4)	12	2	(1)	—	9

Income (loss) before income taxes	(139)	28	1,479	209	(43)	1,534
Provision for (benefit from) income taxes	(48)	(5)	565	60	—	572
Equity income from subsidiaries	1,053	941	25	—	(2,019)	—

Net income	$962	$974	$939	$149	$(2,062)	$962

For the Year Ended December 31, 2008
Net sales	$—	$—	$7,462	$1,143	$(228)	$8,377
Net sales, related party	—	—	460	8	—	468
Cost of products sold	—	—	4,690	401	(228)	4,863
Selling, general and administrative expenses	15	1	1,205	279	—	1,500
Amortization expense	—	—	21	1	—	22
Restructuring charge	6	—	81	3	—	90
Trademark impairment charges	—	—	176	142	—	318

Operating income (loss)	(21)	(1)	1,749	325	—	2,052
Interest and debt expense	265	9	—	1	—	275
Interest income	(1)	(2)	(40)	(17)	—	(60)
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Intercompany interest (income) expense	(81)	(15)	(88)	184	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	5	(2)	34	—	—	37

Income (loss) before income taxes	(209)	52	1,843	485	(43)	2,128
Provision for (benefit from) income taxes	(73)	1	814	48	—	790
Equity income from subsidiaries	1,474	1,380	352	—	(3,206)	—

Net income	$1,338	$1,431	$1,381	$437	$(3,249)	$1,338

For the Year Ended December 31, 2007
Net sales	$—	$—	$7,677	$1,002	$(163)	$8,516
Net sales, related party	—	—	492	15	—	507
Cost of products sold	—	—	4,784	338	(162)	4,960
Selling, general and administrative expenses	53	1	1,395	238	—	1,687
Amortization expense	—	—	22	1	—	23
Trademark impairment charges	—	—	33	32	—	65

Operating income (loss)	(53)	(1)	1,935	408	(1)	2,288
Interest and debt expense	324	14	—	—	—	338
Interest income	(4)	(6)	(109)	(15)	—	(134)
Intercompany interest (income) expense	(114)	(4)	(75)	193	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	24	(8)	4	(9)	—	11

Income (loss) before income taxes and extraordinary item	(283)	46	2,115	239	(44)	2,073
Provision for (benefit from) income taxes	(100)	(1)	795	72	—	766
Equity income from subsidiaries	1,491	1,350	29	—	(2,870)	—

Income before extraordinary item	1,308	1,397	1,349	167	(2,914)	1,307
Extraordinary item — gain on acquisition	—	—	1	—	—	1

Net income	$1,308	$1,397	$1,350	$167	$(2,914)	$1,308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2009
Cash flows from operating activities	$678	$1,464	$1,394	$161	$(2,243)	$1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	5	12	1	—	19
Proceeds from settlement of long-term investments	—	—	6	—	—	6
Capital expenditures	—	—	(55)	(86)	—	(141)
Acquisition, net of cash acquired	—	—	—	(43)	—	(43)
Net proceeds from the sale of fixed assets	—	—	11	—	—	11
Proceeds from termination of joint venture	—	—	—	24	—	24
Other, net	—	1	—	—	—	1
Intercompany investment	610	(610)	—	—	—	—
Intercompany notes receivable	40	8	16	—	(64)	—

Net cash flows from (used in) investing activities	651	(596)	(10)	(104)	(64)	(123)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(840)	(1,360)	—	2,200	(991)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Repurchase of common stock	(5)	—	—	—	—	(5)
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Other, net	4	—	—	—	—	4
Intercompany notes payable	(16)	1	—	(49)	64	—

Net cash flows used in financing activities	(1,240)	(850)	(1,360)	(49)	2,307	(1,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net change in cash and cash equivalents	89	18	24	14	—	145
Cash and cash equivalents at beginning of year	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of year	$361	$24	$2,001	$337	$—	$2,723

For the Year Ended December 31, 2008
Cash flows from operating activities	$1,141	$1,035	$1,292	$71	$(2,224)	$1,315

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(11)	(28)	(9)	—	(56)
Proceeds from settlement of short-term investments	7	4	220	7	—	238
Proceeds from settlement of long-term investments	—	—	8	—	—	8
Capital expenditures	—	—	(62)	(51)	—	(113)
Distributions from equity investments	—	—	—	27	—	27
Net proceeds from the sale of fixed assets	—	—	7	1	—	8
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	—	3	(3)	2	—	2
Intercompany notes receivable	40	71	(105)	—	(6)	—

Net cash flows from investing activities	39	67	37	141	(6)	278

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(1,126)	(975)	(80)	2,181	(999)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Repurchase of common stock	(210)	—	—	—	—	(210)
Other, net	3	—	—	—	—	3
Intercompany notes payable	98	5	—	(109)	6	—

Net cash flows (used in) from financing activities	(1,151)	(1,121)	(975)	(189)	2,230	(1,206)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(24)	—	(24)

Net change in cash and cash equivalents	29	(19)	354	(1)	—	363
Cash and cash equivalents at beginning of year	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of year	$272	$6	$1,977	$323	$—	$2,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2007
Cash flows from (used in) operating activities	$356	$224	$808	$180	$(237)	$1,331

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(2)	(3,660)	(102)	—	(3,764)
Proceeds from settlement of short-term investments	—	120	4,437	98	—	4,655
Acquisition, net of cash acquired	—	—	—	(3)	—	(3)
Capital expenditures	(8)	—	(93)	(41)	—	(142)
Distributions from equity investments	—	—	5	10	—	15
Net proceeds from the sale of fixed assets	—	—	1	2	—	3
Other, net	—	(1)	—	—	—	(1)
Net intercompany investments	—	(260)	260	—	—	—
Intercompany notes receivable	40	—	(844)	—	804	—

Net cash flows from (used in) investing activities	32	(143)	106	(36)	804	763

Cash flows from (used in) financing activities:
Dividends paid on common stock	(916)	—	(139)	(55)	194	(916)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Repurchase of common stock	(60)	—	—	—	—	(60)
Repayments of long-term debt	(254)	(75)	—	—	—	(329)
Repayments of term loan	(1,542)	—	—	—	—	(1,542)
Proceeds from issuance of long-term debt	1,547	—	—	—	—	1,547
Deferred debt issuance costs	(15)	—	—	—	—	(15)
Other, net	3	—	—	—	—	3
Intercompany notes payable	839	(3)	—	(32)	(804)	—

Net cash flows used in financing activities	(441)	(78)	(139)	(87)	(567)	(1,312)

Net change in cash and cash equivalents	(53)	3	775	57	—	782
Cash and cash equivalents at beginning of year	296	22	848	267	—	1,433

Cash and cash equivalents at end of year	$243	$25	$1,623	$324	$—	$2,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2009
Assets
Cash and cash equivalents	$361	$24	$2,001	$337	$—	$2,723
Short-term investments	—	1	2	1	—	4
Accounts receivable, net	—	—	47	62	—	109
Accounts receivable, related party	—	—	96	—	—	96
Note receivable	—	1	—	35	—	36
Other receivables	1	—	9	5	—	15
Inventories	—	—	760	461	(2)	1,219
Deferred income taxes, net	13	1	914	28	—	956
Prepaid expenses and other	15	—	295	27	—	337
Short-term intercompany notes and interest receivable	80	31	173	—	(284)	—
Other intercompany receivables	149	—	—	26	(175)	—

Total current assets	619	58	4,297	982	(461)	5,495
Property, plant and equipment, net	7	—	781	237	—	1,025
Trademarks and other intangible assets, net	—	—	1,352	1,366	—	2,718
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,040	190	1,387	—	(3,617)	—
Investment in subsidiaries	9,708	7,869	448	—	(18,025)	—
Other assets and deferred charges	292	57	156	134	(53)	586

Total assets	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$117	$79	$—	$196
Tobacco settlement accruals	—	—	2,568	43	—	2,611
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	—	300
Other current liabilities	355	6	690	122	—	1,173
Short-term intercompany notes and interest payable	31	131	—	122	(284)	—
Other intercompany payables	—	39	136	—	(175)	—

Total current liabilities	686	176	3,571	366	(459)	4,340
Intercompany notes and interest payable	1,387	—	—	2,230	(3,617)	—
Long-term debt (less current maturities)	4,014	122	—	—	—	4,136
Deferred income taxes, net	—	—	—	494	(53)	441
Long-term retirement benefits (less current portion)	65	31	2,029	93	—	2,218
Other noncurrent liabilities	16	104	255	1	—	376
Shareholders’ equity	6,498	7,741	7,869	2,417	(18,027)	6,498

Total liabilities and shareholders’ equity	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2008
Assets
Cash and cash equivalents	$272	$6	$1,977	$323	$—	$2,578
Short-term investments	1	6	14	2	—	23
Accounts receivable, net	—	—	38	46	—	84
Accounts receivable, related party	—	—	88	3	—	91
Note receivable	—	1	—	34	—	35
Other receivables	9	1	23	4	—	37
Inventories	—	—	784	388	(2)	1,170
Deferred income taxes, net	12	—	806	20	—	838
Prepaid expenses and other	35	—	125	10	(7)	163
Short-term intercompany notes and interest receivable	81	35	183	—	(299)	—
Other intercompany receivables	68	19	—	2	(89)	—

Total current assets	478	68	4,038	832	(397)	5,019
Property, plant and equipment, net	7	—	856	168	—	1,031
Trademarks and other intangible assets, net	—	—	1,869	1,401	—	3,270
Goodwill	—	—	5,303	2,871	—	8,174
Long-term intercompany notes	2,080	207	1,408	—	(3,695)	—
Investment in subsidiaries	9,751	8,000	413	—	(18,164)	—
Other assets and deferred charges	349	63	310	161	(223)	660

Total assets	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

Liabilities and shareholders’ equity
Accounts payable	$3	$—	$181	$22	$—	$206
Tobacco settlement accruals	—	—	2,288	33	—	2,321
Due to related party	—	—	2	1	—	3
Deferred revenue, related party	—	—	50	—	—	50
Current maturities of long-term debt	189	11	—	—	—	200
Other current liabilities	347	7	676	120	(7)	1,143
Short-term intercompany notes and interest payable	40	130	2	127	(299)	—
Other intercompany payables	—	—	89	—	(89)	—

Total current liabilities	579	148	3,288	303	(395)	3,923
Intercompany notes and interest payable	1,409	—	—	2,286	(3,695)	—
Long-term debt (less current maturities)	4,362	124	—	—	—	4,486
Deferred income taxes, net	—	—	—	505	(223)	282
Long-term retirement benefits (less current portion)	64	32	2,646	94	—	2,836
Other noncurrent liabilities	14	106	263	7	—	390
Shareholders’ equity	6,237	7,928	8,000	2,238	(18,166)	6,237

Total liabilities and shareholders’ equity	$12,665	$8,338	$14,197	$5,433	$(22,479)	$18,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth

2009

Net sales	$1,921	$2,250	$2,152	$2,096
Gross profit	923	1,049	1,014	948
Net income(1)	8	377	362	215

Per share data(2):
Basic:
Net income	$0.03	$1.29	$1.24	$0.74
Diluted:
Net income	$0.03	$1.29	$1.24	$0.74
2008
Net sales	$2,057	$2,339	$2,272	$2,177
Gross profit	893	1,034	1,043	1,012
Net income(1)	505	364	211	258

Per share data(2):
Basic:
Net income	$1.71	$1.24	$0.72	$0.89
Diluted:
Net income	$1.71	$1.23	$0.72	$0.88

(1)	First quarter of 2009 net income includes a $453 million trademark impairment charge. First quarter of 2008 net income includes a $328 million gain on termination of joint venture. Third quarter of 2008 net income includes a $91 million restructuring charge and a $173 million trademark impairment charge. Fourth quarter of 2009 net income includes a $56 million restructuring charge and a $114 million trademark impairment charge. Fourth quarter of 2008 net income includes a $(1) million restructuring charge and a $145 million trademark impairment charge.

(2)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 22, 2010, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3) See (b) below.

(b)	Exhibit Numbers 10.32 through 10.69 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
3.3	Amended and Restated Bylaws of Reynolds American Inc., dated December 4, 2008 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated December 4, 2008).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.4	Indenture, dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.5	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R. J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.6	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

4.7	Third Supplemental Indenture, dated May 31, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.8	Fourth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.9	Fifth Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.10	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.11	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.12	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
4.13	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.
10.1	Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 28, 2007).
10.2	First Amendment to Credit Agreement, dated March 31, 2008, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 7, 2008).
10.3	Second Amendment to Credit Agreement, dated June 30, 2009, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 8, 2009).
10.4	Sixth Amended and Restated Subsidiary Guaranty, dated as of June 28, 2007, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated June 28, 2007).
10.5	Joinder Agreement to Sixth Amended and Restated Subsidiary Guaranty, dated as of January 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent, and RAI Services Company (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

Exhibit
Number

10.6	Underwriting Agreement, dated June 18, 2007, by and among Reynolds American Inc., as issuer, Reynolds American Inc.’s subsidiaries that are guaranteeing the Notes and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Reynolds American Inc.’s Form 8-K dated June 18, 2007).
10.7	Purchase Agreement, dated April 24, 2006, by and among (i) Reynolds American Inc., (ii) Reynolds American Inc.’s direct, wholly owned acquisition subsidiary, Pinch Acquisition Corporation, (iii) Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, and (iv) GP Investor, L.L.C. (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated April 24, 2006).
10.8	Amendment No. 1, dated as of May 31, 2006, to the Purchase Agreement, dated as of April 24, 2006, by and among Karl J. Breyer, Marshall E. Eisenberg and Thomas J. Pritzker, not individually, but solely as co-trustees of those certain separate and distinct trusts listed therein, GP Investor, L.L.C., Reynolds American Inc. and Conwood Holdings, Inc. (f/k/a Pinch Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
10.9	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.10	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.11	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).
10.12	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).
10.13	Share Repurchase Agreement, dated April 29, 2008, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).
10.14	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.15	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.16	October 2005 Amendments to the Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.17	April 30, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
10.18	June 12, 2007 Amendments to the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

Exhibit
Number

10.19	Letter Agreement, dated March 13, 2008, amending the Contract Manufacturing Agreement, dated July 30, 2004, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 4, 2008).
10.20	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.21	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.22	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.23	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.24	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).
10.25	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.26	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.27	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.28	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.29	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.30	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.31	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R. J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.32	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

Exhibit
Number

10.33	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2010.
10.34	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.40 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.35	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.36	Form of Deferred Stock Unit Agreement between R. J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R. J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.37	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.38	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
10.39	Form of Performance Unit Agreement (one-year vesting), dated February 3, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 1, 2009).
10.40	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.41	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.42	Form of Performance Share Agreement (three-year vesting), dated March 2, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 2, 2009).
10.43	Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.10 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.44	Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.45	Form of Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.46	Form of Restricted Stock Agreement, dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.13 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.47	Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.12 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

Exhibit
Number

10.48	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.49	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending July 29, 2004, offer of employment letter, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.50	Offer of Employment Letter dated July 29, 2004, by Reynolds American Inc. and Jeffrey A. Eckmann, accepted by Mr. Eckmann on July 29, 2004 (incorporated by reference to Exhibit 10.24 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.51	Letter Agreement, dated February 2, 2005, between Reynolds American Inc. and Jeffrey A. Eckmann, amending July 29, 2004, offer letter (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.52	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending certain prior letter agreements, between Reynolds American Inc. and Jeffrey A. Eckmann (incorporated by reference to Exhibit 10.60 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.53	Offer of Employment Letter, dated August 18, 2006, by Reynolds American Inc. and E. Julia (Judy) Lambeth, accepted by Ms. Lambeth on August 19, 2006 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 19, 2006).
10.54	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.55	May 24, 1999, July 21, 1999, and June 16, 2000, Letter Agreements between R. J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.56	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.57	Reynolds American Inc. Executive Severance Plan, as amended and restated effective August 1, 2009 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 21, 2009).
10.58	Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.59 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.59	Amendment No. 1 to the Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 3, 2009).
10.60	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).
10.61	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.62	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

Exhibit
Number

10.63	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.64	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004) (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.65	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.66	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.67	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.68	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.69	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.70	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.71	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.72	Second Amendment to Supply Agreement, effective December 31, 2008, between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated December 31, 2008).
10.73	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.74	Letter, dated January 28, 2008, between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC regarding the May 2, 2005 Supply Agreement between the parties (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.75	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.76	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

Exhibit
Number

10.77		Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2009.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
31.2		Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	.INS*	XBRL instance document
101	.SCH*	XBRL taxonomy extension schema
101	.CAL*	XBRL taxonomy extension calculation linkbase
101	.DEF*	XBRL taxonomy extension definition linkbase
101	.LAB*	XBRL taxonomy extension label linkbase
101	.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: February 19, 2010	By:	/s/ Susan M. Ivey

Susan M. Ivey
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 19, 2010

/s/ Thomas R. Adams Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2010

/s/ Frederick W. Smothers Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 19, 2010

/s/ Betsy S. Atkins Betsy S. Atkins	Director	February 19, 2010

/s/ Nicandro Durante Nicandro Durante	Director	February 19, 2010

/s/ Martin D. Feinstein Martin D. Feinstein	Director	February 19, 2010

/s/ Luc Jobin Luc Jobin	Director	February 19, 2010

/s/ Holly K. Koeppel Holly K. Koeppel	Director	February 19, 2010

/s/ Nana Mensah Nana Mensah	Director	February 19, 2010

/s/ Lionel L. Nowell III Lionel L. Nowell III	Director	February 19, 2010

/s/ H.G.L. Powell H.G.L. Powell	Director	February 19, 2010

Signature	Title	Date

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	February 19, 2010

/s/ Neil R. Withington Neil R. Withington	Director	February 19, 2010

/s/ John J. Zillmer John J. Zillmer	Director	February 19, 2010