Form 10-Q
period 2010-03-31
REYNOLDS AMERICAN INC
filed 2010-04-29
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,452,114 shares of common stock, par value $.0001 per share, as of April 9, 2010

INDEX

Page
Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited) – Three Months Ended March 31, 2010 and 2009	3
Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2010 and 2009	4
Condensed Consolidated Balance Sheets – March 31, 2010 (Unaudited) and December 31, 2009	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	66

Item 3. Quantitative and Qualitative Disclosures about Market Risk	84

Item 4. Controls and Procedures	85

Part II – Other Information

Item 1. Legal Proceedings	85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 6. Exhibits	85

Signature	87
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Net sales(1)	$1,858	$1,832
Net sales, related party	128	89

Net sales	1,986	1,921
Costs and expenses:
Cost of products sold(1)(2)(3)(4)	1,070	998
Selling, general and administrative expenses	339	365
Amortization expense	7	8
Trademark impairment charge	—	453

Operating income	570	97
Interest and debt expense	60	66
Interest income	(4)	(5)
Other expense, net	2	19

Income from continuing operations before income taxes	512	17
Provision for income taxes	214	9

Income from continuing operations	298	8
Losses from discontinued operations, net of tax	(216)	—

Net income	$82	$8

Basic income per share:
Income from continuing operations	$1.02	$0.03
Losses from discontinued operations	(0.74)	—

Net income	$0.28	$0.03

Diluted income per share:
Income from continuing operations	$1.02	$0.03
Losses from discontinued operations	(0.74)	—

Net income	$0.28	$0.03

Dividends declared per share	$0.90	$0.85

(1)	Excludes excise taxes of $1,017 million and $410 million for the three months ended March 31, 2010 and 2009, respectively.

(2)	Includes Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements, expense of $587 million and $578 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	Includes federal tobacco quota buyout expenses of $61 million and $52 million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Includes U.S. Food and Drug Administration, referred to as FDA, user fees of $16 million for the three months ended March 31, 2010.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Cash flows from (used in) operating activities:
Net income	$82	$8
Losses from discontinued operations, net of tax	216	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	35	38
Trademark impairment charge	—	453
Deferred income tax expense	46	(198)
Pension and postretirement	(275)	32
Tobacco settlement accruals	588	580
Other, net	148	(50)

Net cash flows from operating activities	840	863

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	10	2
Capital expenditures	(32)	(27)
Other, net	3	13

Net cash flows used in investing activities	(19)	(12)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(262)	(248)
Other, net	(3)	(4)

Net cash flows used in financing activities	(265)	(252)

Effect of exchange rate changes on cash and cash equivalents	(7)	(8)

Net change in cash and cash equivalents	549	591
Cash and cash equivalents at beginning of period	2,723	2,578

Cash and cash equivalents at end of period	$3,272	$3,169

Income taxes paid, net of refunds	$40	$10
Interest paid, net of capitalized interest (2010 — $1)	$21	$23
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,272	$2,723
Accounts receivable	117	109
Accounts receivable, related party	72	96
Notes receivable	36	36
Other receivables	16	15
Inventories	1,190	1,219
Deferred income taxes, net	951	956
Prepaid expenses and other	247	341

Total current assets	5,901	5,495
Property, plant and equipment, net of accumulated depreciation (2010 — $1,576; 2009 — $1,570)	1,024	1,025
Trademarks and other intangible assets, net of accumulated amortization (2010 — $654; 2009 — $647)	2,711	2,718
Goodwill	8,185	8,185
Other assets and deferred charges	581	586

	$18,402	$18,009

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$196
Tobacco settlement accruals	3,196	2,611
Due to related party	2	3
Deferred revenue, related party	37	57
Current maturities of long-term debt	300	300
Other current liabilities	1,592	1,173

Total current liabilities	5,241	4,340
Long-term debt (less current maturities)	4,127	4,136
Deferred income taxes, net	454	441
Long-term retirement benefits (less current portion)	1,913	2,218
Other noncurrent liabilities	306	376
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2010 — 291,438,896; 2009 — 291,424,051)	—	—
Paid-in capital	8,503	8,498
Accumulated deficit	(761)	(579)
Accumulated other comprehensive loss — (Defined benefit pension and postretirement plans: 2010 — $(1,327) and 2009 — $(1,376), net of tax)	(1,381)	(1,421)

Total shareholders’ equity	6,361	6,498

	$18,402	$18,009

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned operating subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; American Snuff Company, LLC (formerly known as Conwood Company, LLC) referred to as American Snuff Co., and Niconovum AB.
     RAI was incorporated as a holding company in the state of North Carolina in 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, with R. J. Reynolds Tobacco Company on July 30, 2004.
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
     RAI’s reportable operating segments are RJR Tobacco and American Snuff (formerly the Conwood segment). The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and Lane. RAI’s wholly owned subsidiaries, Santa Fe and Niconovum AB, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s operating subsidiaries primarily conduct their business in the United States.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 9 and as otherwise noted.

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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$7	$8	$1	$1
Interest cost	80	78	21	21
Expected return on plan assets	(89)	(83)	(5)	(6)
Amortization of prior service cost (credit)	1	1	(6)	(6)
Amortization of net loss	30	24	5	5

Total benefit cost	$29	$28	$16	$15

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute a minimum of $309 million to its pension plans in 2010, of which $303 million was contributed during the first three months of 2010.
Subsequent Events
     RAI has evaluated events that occurred subsequent to March 31, 2010, through the financial statement issuance date and determined that there were no recordable or reportable subsequent events, except those disclosed in notes 5 and 9.
Recently Adopted Accounting Guidance
     The adoption of the following accounting guidance had no material impact on RAI’s consolidated results of operations, cash flows or financial position:
•	Effective January 2010, authoritative GAAP requiring new disclosures and clarifications of existing disclosures of fair value measurements.

•	Effective February 2010, authoritative GAAP that amends date disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.
Note 2 — Fair Value of Financial Instruments
     RAI determines fair value of assets/(liabilities) using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances and expands disclosure about fair value measurements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Financial assets/(liabilities) carried at fair value in the condensed consolidated balance sheet (unaudited) as of March 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$3,218	$—	$—	$3,218
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	34	34
Auction rate securities — financial insurance companies	—	—	8	8
Mortgage-backed security	—	—	15	15
Marketable equity security	18	—	—	18
Assets held in grantor trusts	12	—	—	12
Interest rate swaps – fixed to floating rate	—	215	—	215
Interest rate swaps – floating to fixed rate	—	29	—	29
Other noncurrent liabilities:
Interest rate swaps – floating to fixed rate	—	(7)	—	(7)
     Financial assets/(liabilities) carried at fair value in the condensed consolidated balance sheet (unaudited) as of December 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,679	$—	$—	$2,679
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	30	30
Auction rate securities — financial insurance companies	—	—	17	17
Mortgage-backed security	—	—	16	16
Marketable equity security	19	—	—	19
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	182	—	182
Interest rate swaps — floating to fixed rate	—	57	—	57
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(2)	—	(2)
     There were no changes among the levels in the three months ended March 31, 2010.
     The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.
     The fair value of the auction rate securities, either related to certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as Level 3, utilized an income approach model and was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for auction rate securities to be inactive. The income approach model utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions, recovery potential and how these factors changed as ratings on the underlying collateral migrated from one level to another. There are no defined maturity dates for any of the auction rate securities before 2016.
     The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability. The market approach utilized actual pricing inputs when observable and modeled pricing when unobservable. RAI has deemed the market for the mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2011, with the annual

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it will remain a noncurrent asset.
     RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings, and recognizes the noncredit component in other comprehensive loss.
     In determining if the impairment of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary, RAI evaluated each type of long-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. Additionally, RAI evaluated any credit loss within the fair market valuation by comparing the net amortized cost of the securities to the discounted present value of anticipated future cash flows.
     Financial assets classified as Level 3 investments were as follows:

	March 31, 2010			December 31, 2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss(1)	Fair Value	Cost	Loss(1)	Fair Value
Auction rate securities — corporate credit risk	$95	$(61)	$34	$95	$(65)	$30
Auction rate securities — financial insurance companies	8	—	8	17	—	17
Mortgage-backed security	30	(15)	15	31	(15)	16

	$133	$(76)	$57	$143	$(80)	$63

(1)	Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.
     The changes in the Level 3 investments during the three months ended March 31, 2010, were as follows:

	Mortgage-Backed Security
		Gross
		Unrealized	Estimated
	Cost	Loss	Fair Value
Balance as of January 1, 2010	$31	$(15)	$16
Redemptions	(1)	—	(1)

Balance as of March 31, 2010	$30	$(15)	$15

	Auction Rate Securities—			Auction Rate Securities—
	Corporate Credit Risk			Financial Insurance Companies
		Gross
		Unrealized	Estimated		Estimated
	Cost	(Loss) Gain	Fair Value	Cost	Fair Value
Balance as of January 1, 2010	$95	$(65)	$30	$17	$17
Unrealized gains	—	4	4	—	—
Redemptions	—	—	—	(9)	(9)

Balance as of March 31, 2010	$95	$(61)	$34	$8	$8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes in the aggregate, was $4.5 billion and $4.4 billion with an effective average annual interest rate of approximately 5.5% and 5.5%, as of March 31, 2010 and December 31, 2009, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. At March 31, 2010, RAI and RJR had no derivative instruments designated as hedges.
     As of March 31, 2010, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	5.73 years	5.73 years
     Interest rate swaps are included in the condensed consolidated balance sheets at fair value as follows:

	March 31, 2010	December 31, 2009
Not designated as hedging instrument:
Other assets and deferred charges	$244	$239
Long-term debt (less current maturities)	(226)	(235)
Other noncurrent liabilities	(7)	(2)
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months
	Ended March 31,
	2010	2009
Interest and debt expense	$(12)	$(12)
Other expense, net	—	16
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 3 — Intangible Assets
     There were no changes to the carrying amount of goodwill during the three months ended March 31, 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The carrying amounts of trademarks and other intangible assets by segment were as follows:

			American
	RJR Tobacco		Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2009	$20	$69	$13	$—	$—	$33	$69
Amortization	(2)	(4)	(1)	—	—	(3)	(4)

Balance as of March 31, 2010	$18	$65	$12	$—	$—	$30	$65

Indefinite-lived:
Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146

Balance as of March 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146

     Details of finite-lived intangible assets subject to amortization as of March 31, 2010, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$86	$65
Trademarks	95	65	30

	$246	$151	$95

     The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2010	$19
2011	23
2012	20
2013	16
2014	10
Thereafter	7

$95

Note 4 — Restructuring Charges
2009 Restructuring Charge
     In 2009, RJR Tobacco announced the elimination of approximately 400 full-time production positions to be substantially completed by December 31, 2010. The cash benefits are expected to be substantially paid by December 31, 2011.
2008 Restructuring Charge
     In 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations resulted in the elimination of approximately 600 full-time jobs. The cash benefits are expected to be substantially paid by December 31, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The activity in the restructuring accruals, comprised of employee severance and related benefits, was as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge
Balance as of December 31, 2009	48	40
Cash paid in 2010	(2)	(9)

Balance as of March 31, 2010	$46	$31

     The restructuring accruals were included in the condensed consolidated balance sheet (unaudited) as of March 31, 2010 as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge
Other current liabilities	$27	$23
Other noncurrent liabilities	19	8

	$46	$31

Note 5 — Discontinued Operations
     In 1999, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc., referred to as JTI. Northern Brands International, Inc., referred to as Northern Brands, was part of the international business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by RJR-Macdonald, Inc., referred to as RJR-MI. Northern Brands ceased being an operating company in 1997 and has been an inactive subsidiary of RJR since that time.
     Effective April 13, 2010, RJR Tobacco entered into a comprehensive agreement with the Canadian federal, provincial and territorial governments, referred to as the Comprehensive Agreement, resolving a variety of civil claims related to cigarette smuggling in Canada during the period from 1985 through 1999. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. On April 13, 2010, RJR Tobacco paid the governments a total of Cdn $325 million. Should RJR Tobacco or its affiliates decide in the future to sell tobacco products in Canada, they also have agreed to adopt packaging, marking and other measures that will assist the Canadian governments in their efforts to combat the movement of contraband tobacco products in Canada.
     Separately, on April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario. Under the terms of this agreement, Northern Brands pled guilty to a one count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. The Judge of the Ontario Court of Justice accepted the plea by Northern Brands and required it to pay a fine of Cdn $75 million, which was paid on April 13, 2010. By this plea, the criminal charges that were originally commenced against Northern Brands and certain of its affiliates in 2003 and any other charges that could be commenced against Northern Brands and its affiliates by the Canadian governments relating to contraband tobacco activities have now come to an end.
     Although the settlements entered into by RJR Tobacco pursuant to the Comprehensive Agreement and by Northern Brands related to the plea agreement were effective April 13, 2010, the events that gave rise to the matters that were the subject of the respective settlements occurred prior to March 31, 2010. Accordingly, in addition to the $91 million liability previously accrued by RJR, an adjustment, to reflect the impact of the separate RJR Tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
settlement to resolve civil claims and the separate Northern Brands plea agreement, in the aggregate of $307 million, or $216 million after tax, was recorded during the first quarter of 2010.
     This accrual adjustment has been included in losses from discontinued operations in the condensed consolidated statement of income (unaudited) for the quarter ended March 31, 2010. Of the aggregate accrual adjustments of $307 million, a total of $303 million, or $213 million after tax, is classified as a loss on discontinued operations and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The accruals totaling $398 million were included in other current liabilities in the condensed consolidated balance sheet (unaudited) as of March 31, 2010.
     See note 9 for additional information related to the terms of the sale of the international tobacco business.
Note 6 — Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months
	Ended March 31,
	2010	2009
Income from continuing operations	$298	$8
Losses from discontinued operations	(216)	—

Net income	$82	$8

Basic weighted average shares, in thousands	291,431	291,424
Effect of dilutive potential shares:
Options	95	144
Stock units	643	38

Diluted weighted average shares, in thousands	292,169	291,606

     The basic income per share calculation includes the unvested restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, as the shares have been determined to be participating securities because they have non-forfeitable dividend rights equivalent to common shares.
Note 7 — Inventories
     The major components of inventories were as follows:

	March 31, 2010	December 31, 2009
Leaf tobacco	$1,015	$1,052
Other raw materials	61	65
Work in process	82	80
Finished products	185	180
Other	33	32

Total	1,376	1,409
Less LIFO allowance	186	190

	$1,190	$1,219

     RJR Tobacco will perform its annual LIFO inventory valuation at December 31, 2010, as interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 8 — Income Taxes
     The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended March 31,
	2010	2009
Provision for income taxes from continuing operations	$214	$9
Effective tax rate	41.8%	53.3%
     The effective tax rate for the first three months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first three months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
Note 9 — Commitments and Contingencies
Tobacco Litigation — General
Introduction
     Various legal proceedings or claims, including litigation claiming that cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI and RJR, or indemnitees, including B&W. These pending legal proceedings include claims relating to cigarette products manufactured by RJR Tobacco or certain of its affiliates and indemnitees, as well as claims relating to smokeless tobacco products manufactured by American Snuff Co. A discussion of the legal proceedings relating to cigarette products is set forth below under the heading “— Litigation Affecting the Cigarette Industry.” All of the references under that heading to tobacco-related litigation, smoking and health litigation and other similar references are references to legal proceedings relating to cigarette products and are not references to legal proceedings involving smokeless tobacco products, and case numbers under that heading include only cases involving cigarette products. The legal proceedings relating to the smokeless tobacco products manufactured by American Snuff Co. are discussed separately under the heading “— Smokeless Tobacco Litigation” below.
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first three months of each of 2010 and 2009 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Defenses
     The defenses raised by RJR Tobacco, American Snuff Co. and their affiliates and indemnitees include, where applicable and otherwise appropriate, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, or by the Comprehensive Smokeless Tobacco Health Education Act for claims arising after 1986, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RAI and RJR have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.
Accounting for Tobacco-Related Litigation Contingencies
     In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and American Snuff Co., as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable.
     RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of Engle and Engle Progeny cases, described below, RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2010. However, as of March 31, 2010, RJR Tobacco had liabilities

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
totaling $325 million related to non-smoking and health litigation, of which $320 million was recorded during the first quarter of 2010 related to RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments. As of March 31, 2010, Northern Brands had liabilities of $74 million related to a plea agreement with the Ministry of the Attorney General of Ontario. A comprehensive discussion of the Canadian matters is set forth below under “— Other Litigation and Developments – Canadian Matters,” and additional details regarding the settlement are set forth in note 5.
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
     RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments have asserted or could assert against RJR Tobacco and its affiliates. These claims were separate from smoking and health tobacco litigation. A comprehensive discussion of the Canadian matters is set forth below under “— Other Litigation and Developments – Canadian Matters,” and additional details regarding the settlement are set forth in note 5.
     Likewise, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. Despite legal defenses they believed to be valid, RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust cases currently pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws than other cases pending against RJR Tobacco and its affiliates and indemnitees.
     Finally, as discussed under “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments,” RJR Tobacco and B&W each has settled certain cases brought by states concerning the enforcement of State Settlement Agreements. Despite legal defenses believed to be valid, these cases were settled to avoid further contentious litigation with the states involved. These enforcement actions involve alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.
     American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2010.
Cautionary Statement
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.
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
     Similarly, smokeless tobacco litigation is subject to many uncertainties. Notwithstanding the quality of defenses available to American Snuff Co., it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters against American Snuff Co.

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
     During the first quarter of 2010, 10 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2010, there were 179 cases pending against RJR Tobacco or its affiliates or indemnitees: 170 in the United States; eight in Canada and one in Israel. The U.S. case number does not include the 659 individual smoker cases pending in West Virginia state court as a consolidated action, 7,703 Engle Progeny cases (as hereinafter defined), involving approximately 9,217 individual plaintiffs, and 2,595 Broin II cases, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 4,135 total cases on March 31, 2009. Of the U.S. cases pending on March 31, 2010, 30 are pending in federal court, 139 in state court, primarily in the following states: Florida (24 cases); Missouri (21 cases); New York (20 cases); Louisiana (15 cases); California (12 cases) and Maryland (10 cases); and 1 in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2010, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of January 29, 2010, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 19, 2010, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	January 29, 2010	Page
Case Type	of March 31, 2010	Increase/(Decrease)	Reference
Individual Smoking and Health	98	(8)	24
West Virginia IPIC (Number of Plaintiffs)*	1 (659)	(-13)	25
Engle Progeny (Number of Plaintiffs)**	7,703 (9,217)	(8) (-29)	25
Broin II	2,595	No Change	29
Class-Action	17	No Change	30
Health-Care Cost Recovery	4	No Change	34
State Settlement Agreements-Enforcement and Validity; Adjustments	33	(25)	40
Antitrust	2	No Change	44
Other Litigation and Developments	15	(2)	44

*	Includes as one case the 659 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny Cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The increase in the number of cases is the result of the multiple plaintiff cases being dismissed with instructions to file individual cases.
     Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the federal RICO case brought by the U.S. Department of Justice.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of March 31, 2010, RJR Tobacco had been served in 7,703 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 9,217 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of March 31, 2010, RJR Tobacco was aware of 28 additional cases that had been filed but not served (with 302 plaintiffs).
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
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. On May 22, 2009, the U.S. Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded to the trial court for further proceedings. The defendants sought rehearing and/or rehearing en banc, but that motion was denied by the appellate court on September 22, 2009. On October 21, 2009, the defendants’ motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S Supreme Court was granted. RJR Tobacco and B&W filed their petitions for writ of certiorari to the U.S. Supreme Court on February 19, 2010. The Department of Justice filed its petition for writ of certiorari on February 19, 2010, which included a request for reinstatement of its claims for remedies, including disgorgement of profits.
     For a detailed description of these cases, see “— Engle and Engle Progeny Cases,” “— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases” and “— Health-Care Cost Recovery Cases — Department of Justice Case” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2010 compared to recent years. There are one health care reimbursement trial, one West Virginia IPIC trial, and four individual smoking and health trials, exclusive of Engle Progeny trials, scheduled as of March 31, 2010, for RJR Tobacco or its affiliates and indemnitees through March 31, 2011. There are 63 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through March 31, 2011, but it is not known how many of these cases will actually be tried.
     Trial Results. From January 1, 2008 through March 31, 2010, 13 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in five cases, including four mistrials, tried in Florida (3), Missouri (1) and West Virginia (1). Verdicts in favor of the plaintiffs were returned in eight cases tried in Florida.
     In the first quarter of 2010, one smoking and health case (and no health-care cost recovery cases) in which RJR Tobacco was a defendant was tried.
     In West Virginia IPIC, trial began on February 1, 2010. However, on February 3, 2010, a mistrial was granted due to the inability to seat a jury. Trial has been continued until June 1, 2010. For a detailed description of the case, see “— West Virginia IPIC” below.
     In the first quarter of 2010, five Engle Progeny Cases in which RJR Tobacco was a defendant were tried:
•	In Gray v. R. J. Reynolds Tobacco Co., on February 5, 2010 a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault, RJR Tobacco to be 60% at fault and awarded $7 million in compensatory damages and $2 million in punitive damages.

•	In Grossman v. R. J. Reynolds Tobacco Co., on February 25, 2010, the court declared a mistrial due to the jury’s inability to reach a decision. Re-trial began on March 29, 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent, Laura Grossman, was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer.

•	In Douglas v. Philip Morris USA, Inc., a jury returned a verdict in favor of the plaintiff on March 10, 2010. The jury found the decedent, Charlotte Douglas, to be 50% at fault, Liggett Group to be 27% at fault, Philip Morris USA to be 18% at fault, and RJR Tobacco to be 5% at fault, and awarded $5 million in compensatory damages and no punitive damages.

•	In Hall v. R. J. Reynolds Tobacco Co., on March 11, 2010, a jury returned a verdict for the plaintiff, found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a punitive damages award of $12.5 million.

•	In Cohen v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on March 10, 2010. On March 24, 2010, the jury returned a $10 million compensatory damages verdict, determined the plaintiff to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and Philip Morris USA to be 33.3% at fault, and awarded a $20 million punitive damages verdict with $10 million being assigned to each defendant.
     In addition, since the end of the first quarter of 2010, jurors returned a verdict in three other Engle Progeny cases:
•	In Clay v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on April 13, 2010, determining the decedent to be 30% at fault, RJR Tobacco to be 60% at fault, and Liggett Group to be 10% at fault, and awarded $3.5 million in compensatory damages. On April 14, 2010, the jury awarded $17 million in punitive damages against RJR Tobacco and $1 million in punitive damages against Liggett Group.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In Townsend v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on April 21, 2010, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The jury found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault. As a result, the compensatory damages are reduced to $5.5 million and the punitive damages are reduced to $40.8 million.

•	In Putney v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff on April 26, 2010, determining the decedent to be 35% at fault, RJR Tobacco to be 30% at fault, Liggett Group to be 20% at fault, and Philip Morris USA to be 15% at fault. The jury awarded a total of approximately $15 million in compensatory damages and assigned $2.5 million in punitive damages to each of RJR Tobacco and Philip Morris USA.
     For a detailed description of the cases above, see “— Engle and Engle Progeny Cases” below.
     The following chart reflects the verdicts in the smoking and health cases or health-care recovery cases that have been tried and remain pending as of March 31, 2010, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County (Miami, FL)	$500,000 economic damages, $24.5 million non-economic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Liggett, of which B&W was assigned 22.5% of liability. Final judgment was entered in the amount of $24.8 million plus interest applicable at the yearly statutory rates from July 11, 2002. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	See “— Engle and Engle Progeny Cases” below.

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	See “— Individual Smoking and Health Cases” below.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class-Action Suits – Medical Monitoring and Smoking Cessation Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages, which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases – Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.5 million in actual damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in actual damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in actual damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco which reduced the award to $4.2 million; $2 million in punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages.	See “— Engle and Engle Progeny cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages- $10 million of that assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages-$17 million of that assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
April 21, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	Jury found in favor of the plaintiff; damages phase underway.	See “— Engle and Engle Progeny cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages and $40.8 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15 million compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million against RJR Tobacco; $5 million in punitive damages — $2.5 million of that assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.
Individual Smoking and Health Cases
     As of March 31, 2010, 98 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 95 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to March 31, 2010, or remained on appeal as of March 31, 2010.
     In Williams v. Brown & Williamson Tobacco Corp., jury selection began on November 30, 2009. The plaintiff alleges that his use of the defendants’ tobacco products caused him to develop peripheral vascular disease. The plaintiff seeks in excess of $25,000 in actual damages and an unspecified amount of punitive damages. On December 2, 2009, the court declared a mistrial due to an insufficiency in the remaining number of jury panelists. The re-trial of the case is scheduled to begin September 27, 2010.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages.
     Judgment was entered in favor of the plaintiffs for $175,000 in compensatory damages, the original jury award reduced by 50%, and $5 million in punitive damages, the amount to which the plaintiff stipulated. On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007. On September 29, 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages verdict and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. On March 12, 2010, the plaintiff’s motion for leave to reargue was denied. No date has been set for the punitive damages re-trial.
     On February 1, 2005, a jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer and sought an unspecified amount of compensatory and punitive damages. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began July 27, 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. On August 11, 2009, the jury returned a verdict for the plaintiffs finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, returned a verdict for the plaintiffs and awarded the plaintiffs $1.5 million in punitive damages. On December 21, 2009, the court denied the plaintiffs’ and the defendant’s post-trial motions. B&W filed a notice of appeal on December 30, 2009. The plaintiffs filed a notice of appeal on December 31, 2009. Briefing is underway.
West Virginia IPIC
     In West Virginia, as of March 31, 2010, there were 698 cases (of which 659 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in Kanawha County Circuit Court in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial began on February 1, 2010. On February 3, 2010, a mistrial was granted due to the inability to seat a jury. Trial has been continued until June 1, 2010.
Engle and Engle Progeny Cases
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On July 14, 2000, in the second phase of the trial, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively.
     On November 6, 2000, the trial judge denied all post-trial motions and entered judgment. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case on May 12, 2004.
     On July 6, 2006, the court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized former class members to avail themselves of those findings under certain conditions in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision became final. The court specified that the eligible plaintiffs are confined to those Florida citizen residents who suffered or died from smoking-related illnesses that “manifested” themselves on or before November 21, 1996, and that were caused by an addiction to cigarettes. In addition, the court reinstated the compensatory damages awards of $2.85 million to Mary Farnan and $4.023 million to Angie Della Vecchia, but ruled that the claims of Frank Amodeo were barred by the statute of limitations.
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial are not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who were therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the eligible plaintiffs were limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for eligible members to file individual lawsuits.
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
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny Cases. As of March 31, 2010, RJR Tobacco had been served in 7,703 Engle Progeny Cases in both state and federal courts in Florida. These cases include approximately 9,217 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery, and several are expected to be tried in 2010.
     Three federal district courts have ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings have been certified by the trial court for interlocutory review. Engle Progeny cases pending in the federal district courts in the Middle District of Florida have been stayed pending interlocutory review by the Eleventh Circuit. State trial court judges have issued contrary rulings that allow plaintiffs to use the Engle findings to establish elements of their claims and strike certain defenses.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle Progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2010.
     Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to March 31, 2010, or remained on appeal as of March 31, 2010.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., was filed in February 2001, and is pending in Circuit Court, Miami-Dade County, Florida, against the major U.S. cigarette manufacturers seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The case was tried against Philip Morris USA, Liggett Group and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs on the loss of consortium claim from $12.5 million to $0.125 million, decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s verdict for the plaintiff and to dismiss the plaintiff’s punitive damages claim. On January 3, 2007, the plaintiff filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed its review of Engle and after further submissions by the parties. The court granted the plaintiff’s motion for entry of judgment on August 14, 2008 awarding the plaintiff, Robin Lukacs, as personal representative of the estate of John and Yolanda Lukacs, the sum of $24.8 million plus interest applicable at the yearly statutory rates from June 11, 2002. On October 17, 2008, the plaintiff withdrew her request for punitive damages. On November 12, 2008, the court entered final judgment. On December 1, 2008, the defendants filed a notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of approximately $15.2 million on March 19, 2009. On March 17, 2010, the Third District Court of Appeal affirmed, without opinion, the ruling of the trial court. The defendants filed a motion for rehearing and a petition for rehearing en banc on April 16, 2010.
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
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
for the decedent’s injuries, and awarded $5 million in actual damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilda Martin, sought an unspecified amount of actual and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. The trial court denied RJR Tobacco’s various post-trial motions, including a motion for a new trial based on defects in the punitive damages phase, and alternatively, for remittitur of the punitive damages award. The court entered final judgment on September 13, 2009, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the First District Court of Appeal on September 18, 2009. On October 6, 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million. On October 8, 2009, the plaintiff filed a notice of cross-appeal of the final judgment. Briefing is complete.
     In Kaplan v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, jury prequalification began on May 27, 2009. The plaintiff alleged that as a result of her addiction to the defendants’ cigarettes, she suffers from chronic obstructive pulmonary disease and other alleged smoking-related medical conditions and diseases. The plaintiff is seeking an unspecified amount of actual and punitive damages. On June 1, 2009, the judge declared a mistrial. The trial has been scheduled for September 27, 2010.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault, and Philip Morris USA and Liggett Group each to be 2% at fault for the decedent’s injuries, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. On September 13, 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. The defendants have filed various post-trial motions and are awaiting a decision. RJR Tobacco filed a notice of appeal on January 14, 2010. On January 19, 2010, RJR Tobacco posted a supersedeas bond in the amount of approximately $3 million. Briefing is underway.
     On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault, RJR Tobacco to be 60% at fault for Mr. Gray’s injuries and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of actual and punitive damages. On March 10, 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages.
     On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the decedent, Laura Grossman’s, addiction to cigarettes, she developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began on March 29, 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer. The damages phase of the trial is currently underway.
     On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, Liggett Group to be 27% at fault, Philip Morris USA to be 18% at fault, RJR Tobacco to be 5% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. Final judgment was entered by the court on March 12, 2010, in the following amounts: Liggett Group — $1.4 million; Philip Morris USA — $900,000; and RJR Tobacco — $250,000. A hearing on the defendants’ post-trial motions is scheduled for June 3, 2010.
     In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Arthur Hall, to be 35% at fault, RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. The plaintiff sought an unspecified amount of compensatory and punitive damages. On March 23, 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. On April 1, 2010, the plaintiff filed a motion for rehearing on the court’s reduction of the compensatory damages award by the decedent’s comparative fault.
     On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products. The plaintiff sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages with fault being apportioned in thirds: decedent 33.3% at fault, Philip Morris USA 33.3% at fault, and RJR Tobacco 33.3% at fault. The jury also awarded $20 million in punitive damages — $10 million each against Philip Morris USA and RJR Tobacco.
     On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff. The jury also found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault, and Liggett Group to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. The plaintiff sought in excess of $15,000 compensatory damages. On April 14, 2010, the jury awarded $18 million in punitive damages — $17 million against RJR Tobacco and $1 million against Liggett Group.
     On April 13, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2008 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Margot Putney, suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. The plaintiff sought unspecified compensatory damages. The damages phase of the trial is currently underway.
     On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, awarded $10.8 million in compensatory damages and $80 million in punitive damages, and found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault. As a result, the compensatory damages are reduced to $5.5 million and, the punitive damages are reduced to $40.8 million. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. The plaintiff sought an unspecified amount of compensatory and punitive damages.
Broin II Cases
     RJR Tobacco, B&W and other cigarette manufacturer defendants settled Broin v. Philip Morris, Inc. in October 1997. This case had been brought in Florida state court on behalf of flight attendants alleged to have suffered from diseases or ailments caused by exposure to ETS in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in airplane cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. On September 7, 1999, the Florida Supreme Court approved the settlement. The Broin II cases arose out of the settlement of this case.

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
     As of March 31, 2010, there were 2,595 Broin II lawsuits pending in Florida.
Class-Action Suits
     Overview. As of March 31, 2010, 17 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, Georgia, New Mexico and Arizona. All pending class-action cases are discussed below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. Oral argument in the Louisiana Court of Appeals occurred on September 1, 2009. On April 23, 2010, the court of appeals amended but largely affirmed the trial court’s July 21, 2008 judgment. The defendants’ motion for rehearing is due on May 7, 2010.
     Jackson v. R. J. Reynolds Tobacco Co., filed in May 2009, in the U.S. District Court for the Northern District of Georgia, is a purported RICO class action on behalf of Georgia smokers claiming that the major U.S. cigarette manufacturers, including RJR Tobacco, influenced the National Cancer Institute not to recommend CT scans as a routine lung cancer screening test for smokers. The plaintiffs seek a variety of damages, including alleged contemplated damages under RICO, punitive damages, attorney’s fees, interest and costs. On February 9, 2010, the court granted the defendants’ motion to dismiss or, alternatively, for a more definite statement and certain defendants’ renewed motion to dismiss the complaint for failure to state a claim. On March 10, 2010, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. On April 13, 2010, the Eleventh Circuit dismissed the plaintiff’s appeal for failure to prosecute.
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
     In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. On January 21, 2010, the defendants filed a motion to dismiss. On February 22, 2010, the plaintiffs filed an amended complaint. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificate from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. On March 22, 2010, RJR Tobacco filed a motion to dismiss the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim upon which relief can be granted.
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
     The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendants’ motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. The plaintiffs’ motion to vacate and/or withhold judgment was dismissed by the court on August 30, 2007. On December 18, 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment on February 4, 2009. On March 3, 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 4, 2009 order and remand to the circuit court. Oral argument occurred on February 2, 2010. A decision is pending.
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
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc., a “lights” class-action pending against Altria and Philip Morris USA. A nominal trial date of January 10, 2011 has been scheduled.
     In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2006. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, has been scheduled.
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment and remanded the case to the District Court. On January 20, 2009, the Minnesota Supreme Court issued an order vacating the February 27, 2008, order that granted RJR Tobacco’s petition for review. On July 22, 2009, the plaintiffs in this case and in Thompson v. R.J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. On February 26, 2010, a stipulation and order was entered to stay proceedings in this case, and in Thompson below, until completion of all appellate review in Curtis v. Altria Group, Inc.
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
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting its advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through its sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint on March 31, 2009. On July 5, 2009, the plaintiffs filed an additional motion for class certification. On September 8, 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the lights claims as to all defendants other than Philip Morris. On October 30, 2009, certain defendants filed a motion for summary judgment on plaintiffs’ youth-marketing claims. On February 22, 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. On April 13, 2010, the plaintiff filed a motion to reinstate count I by identifying a new plaintiff, Ms. Ines Taylor, who began smoking during the relevant period of time alleged in Class A (between December 14, 1953 through July 27, 1965), and for leave to amend the complaint.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, nondisclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. On November 13, 2009, the defendants removed the case to the U.S. District Court for the District of Arizona. On November 30, 2009, RJR Tobacco and RAI filed their answers to the complaint.
     As referred to in the “Cautionary Statements”, in the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.
     Other Class Actions. In Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Cases.”
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
     Finally, in Jones v. American Tobacco Co., Inc., a case filed in December 1998 in Circuit Court, Jackson County, Missouri, the defendants removed the case to the U.S. District Court for the Western District of Missouri on February 16, 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, by tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court on February 17, 1999. There has been limited activity in this case.
Health-Care Cost Recovery Cases
     Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.
     As of March 31, 2010, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
foreign Provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2008 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

											2014 and
	2008	2009	2010		2011		2012		2013		thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440		440		440
Texas Annual Payment	580	580		580		580		580		580		580
Minnesota Annual Payment	204	204		204		204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004		8,004		8,004
Base Foundation Funding	25	—		—		—		—		—		—
Growers’ Trust(2)	500	295		295		—		—		—		—
Offset by federal tobacco buyout(2)	(500)	(295)		(295)		—		—		—		—

Total	$9,389	$9,364		$9,364		$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,703	$2,540		$—		—		—		—		—
Settlement cash payments	$2,830	$2,249		$—		—		—		—		—
Projected settlement expenses			$	>2,500	$	>2,600	$	>2,600	$	>2,600	$	>2,600
Projected settlement cash payments			$	>2,500	$	>2,500	$	>2,600	$	>2,600	$	>2,600

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements-Enforcement and Validity; Adjustments” below.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by certain obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.
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
     Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related, based on several federal statutes. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The non-jury, bench trial began in September 2004, and closing arguments concluded on June 10, 2005.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:
•	the issue of the extent of B&W’s control over tobacco operations was remanded for further fact finding and clarification;

•	the remedial order was vacated to the extent that it binds all defendants’ subsidiaries and was remanded to the lower court for determination as to whether inclusion of the subsidiaries and which of the subsidiaries satisfy Rule 65(d) of the Federal Rules of Civil Procedure;

•	the court held that the provision found in paragraph four of the injunction, concerning the use of any express or implied health message or health descriptor for any cigarette brand, should not be read to govern overseas sales. The issue was remanded to the lower court with instructions to reformulate it so as to exempt foreign activities that have no substantial, direct, and foreseeable domestic effects; and

•	the remedial order was vacated regarding “point of sale” displays and remanded for the district court to evaluate and make due provisions for the rights of innocent persons, either by abandoning this part of the remedial order or re-crafting a new version reflecting the rights of third parties.
     RJR Tobacco and B&W filed their petitions for writ of certiorari to the U.S. Supreme Court on February 19, 2010. The Department of Justice filed its petition for writ of certiorari on February 19, 2010, which included a request for reinstatement of its claims for remedies, including disgorgement of profits. Briefing is expected to be complete by June 3, 2010.
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
     On November 12, 1998, the government of British Columbia enacted legislation creating a civil cause of action permitting the government to recover the costs of health-care benefits incurred for insured populations of B.C. residents resulting from tobacco-related disease. The government’s subsequent suit against Canadian defendants and foreign defendants, including RJR Tobacco was dismissed in February 2000, when the B.C. Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. The government then enacted a revised statute and brought a new action, filed in January 2001, and pending in Supreme Court, British Columbia. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In February 2010, the trial date was adjourned and no new date has been set.
     On March 13, 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against certain cigarette manufacturers, including RJR Tobacco, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation that is substantially similar to that enacted in British Columbia. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. On June 26, 2008, RJR Tobacco filed a notice of intent to defend and has since filed defenses to these claims.
     On September 30, 2009, a case was filed on behalf of Her Majesty the Queen in Right of the Province of Ontario, Canada, against certain cigarette manufacturers, including RJR Tobacco, in the Ontario Superior Court of Justice. The plaintiff seeks to recover the present value of total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. RJR Tobacco has yet to enter its appearance in the case although it has indicated that it will challenge jurisdiction.
     On September 1, 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. A decision is pending.
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
     In each of the cases below, the plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products to putative class members; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
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
     Native American Tribe Cases. As of March 31, 2010, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of March 31, 2010, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. On September 11, 2009, the defendants filed a motion for partial summary judgment on the plaintiffs’ claims for future damages and for fraud. On December 1, 2009, the defendants renewed their motion for summary judgment based on the plaintiffs’ lack of proof linking defendants’ allegedly wrongful conduct with the claimed damages. At the same time, the defendants filed motions for summary judgment based upon plaintiffs’ failure to prove unreimbursed costs and plaintiffs’ failure to show fact of injury or damage, as well as motions for partial summary judgment on plaintiffs’ marketing claims, product liability claims, restitution claims, misrepresentation/concealment claims, failure to warn claims, claims for pre-judgment interest, and motions for partial summary judgment based on release and res judicata and preemption. All of these motions are currently pending before the court. While the parties await rulings on these motions, the case remains in active discovery and now has a tentative trial date of January 10, 2011.
     Other Cases. On May 20, 2008, the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim and lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs’ motion for reconsideration was denied on April 24, 2009. On May 20, 2009, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On September 1, 2009, the defendants filed a motion for summary affirmance, or in the alternative, to dismiss the appeal for lack of subject matter jurisdiction and for stay of the briefing schedule. The stay was granted on September 3, 2009, pending determination of the motion for summary affirmance. On January 13, 2010, the Second Circuit Court of Appeals referred the motion for summary affirmance to the Merits Panel and ordered briefing on the motion. On February 4, 2010, the defendants filed a motion to dismiss the appeal before the Second Circuit. Oral argument of the appeal is scheduled for the week of May 10, 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA, regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. On November 5, 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. On December 13, 2009, the parties finished briefing their respective cross-motions for summary judgment. On January 5, 2010, the court issued its ruling, granting summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. On March 5, 2010, the plaintiffs filed a notice of appeal of the court’s judgment with the Sixth Circuit Court of Appeals. The U.S. Government filed its own notice of appeal with the Sixth Circuit Court of Appeals on March 8, 2010. For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.
State Settlement Agreements-Enforcement and Validity; Adjustments
     As of March 31, 2010, there were 33 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
     The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. The State of Vermont has been granted an extension of time to respond to that motion.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In December 2007, nine states (California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington) sued RJR Tobacco claiming that an advertisement published in Rolling Stone magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. In addition, three states (Connecticut, New York and Maryland) also claimed that a direct mail piece distributed by RJR Tobacco violated the MSA prohibition against distributing utilitarian items bearing a tobacco brand name. Each state sought injunctive relief and punitive monetary sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. The issue has not been resolved definitively by the other court at this time.
     Six of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court recently declined to review the decision by the Court of Appeals.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State has petitioned the Ohio Supreme Court for review, and RJR Tobacco has submitted a brief in opposition to that request.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. Both parties have indicated an intention to appeal.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco has appealed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In Illinois, RJR Tobacco received a complete defense ruling. The State has requested reconsideration of the court’s ruling, and the parties have recently completed briefing on the State’s request.
     The three remaining cases — in Maryland, New York and Connecticut — were individually settled in the first quarter of 2010 for a non-material amount.
     Finally, in Stewart v. R. J. Reynolds Tobacco Co., a class-action suit was filed in Superior Court, Alameda County, California, in December 2007, against the magazine’s publisher, Wenner Media, and RJR Tobacco, claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. The California Appellate Court recently issued an order favoring Wenner Media and remanded the case for further proceedings consistent with the order. More specifically, it ruled that the trial court erred in concluding that a triable issue exists as to whether the editorial feature constitutes commercial speech and also erred in finding that the plaintiffs presented evidence sufficient to establish that they have probability of prevailing on the merits. The plaintiff subsequently entered an agreement dismissing its claims against RJR Tobacco, and it will be submitted to the court for approval shortly.
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
     As of March 31, 2010, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. On August 5, 2009, the last court to address the issue, the Montana Supreme Court, revised a ruling by the Montana First Judicial District Court, and ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. A petition for rehearing was filed by RJR Tobacco and certain other PMs on August 20, 2009. On

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 10, 2009, the petition for rehearing was denied. On January 29, 2010, RJR Tobacco and certain other PMs filed a petition for writ of certiorari with the U.S. Supreme Court, seeking review of the decision of the Montana Supreme Court. The orders compelling arbitration in the remaining 47 states are now final and/or non-appealable.
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
     Other NPM Adjustment Claims. From 2006 to 2008, proceedings were initiated with respect to an NPM Adjustment for 2004, 2005 and 2006. The Adjustment Requirements were satisfied with respect to the NPM Adjustment for each of 2004, 2005 and 2006. As a result:
•	in April 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment (representing its share of the 2004 NPM Adjustment as calculated by the MSA independent auditor), and in April 2008, placed approximately $431 million of its 2008 MSA payment (representing its share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments) into the disputed payments account; and

•	in April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor. Based on revised calculations by the MSA independent auditor, in April 2010, RJR Tobacco withheld an additional amount, bringing the total amount withheld with respect to the 2006 NPM Adjustment to approximately $420 million.
     The MSA permits PMs to retain disputed payment amounts pending resolution of the dispute. If the resolution of the dispute ultimately requires a PM to pay some or all of the disputed amount, then the amount deemed to be due includes interest calculated from the date the payment was originally due at the prime rate plus three percent.
     On June 30, 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provides that the settling states will not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years will become effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR Tobacco and the PMs will pay a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts.
     Based on the payment calculations of the MSA independent auditor and the agreement described above regarding in pertinent part the 2007 significant factor determination, the adjustment requirements were satisfied with respect to the NPM Adjustment for 2007. As a result, in April 2010, RJR Tobacco placed approximately $448 million of its 2010 MSA payment (representing its share of the 2007 NPM Adjustment as calculated by the MSA independent auditor) into the disputed payments account.
     In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2009 and 2010 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $944 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of March 31, 2010, all of the federal and state court cases on behalf of indirect purchasers have been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
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
     In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On November 18, 2008, the New Mexico Court of Appeals reversed the grant of summary judgment in favor of RJR Tobacco, B&W and Philip Morris. On January 7, 2009, RJR Tobacco filed a petition for a writ of certiorari, and on February 27, 2009, the Supreme Court of the State of New Mexico granted that petition. Oral argument occurred in February 2010, and the parties await a decision from the New Mexico Supreme Court.
Other Litigation and Developments
     Canadian Matters: By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for any damages arising out of the matters described below:
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

On April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario. Under the terms of this agreement, Northern Brands pled guilty to a one count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. The Judge of the Ontario Court of Justice accepted the plea by Northern Brands and required it to pay a fine of Cdn $75 million, which was paid on April 13, 2010. By this plea, the criminal charges that were originally commenced against Northern Brands and certain of its affiliates in 2003 and any other charges that could be commenced against Northern Brands and its affiliates by the Canadian governments relating to contraband tobacco activities have now come to an end.

RJR and JTI entered into a Settlement Agreement and Mutual Release dated as of April 13, 2010, referred to as the SA-MR, pursuant to which the parties have resolved, by mutual release, JTI’s request for indemnification of the claims referenced in the four preceding paragraphs and, among other things, (1) RJR Tobacco has agreed to give up its reservation of rights with respect to all moneys already advanced to JTI for certain attorneys fees, expenses and costs in the criminal proceedings and to pay for any additional fees, expenses and costs of like kind incurred in those proceedings up to a specified date; (2) JTI has paid for all Canadian Goods and Services Taxes incurred to date and has agreed to pay for all such taxes incurred in the future in connection with the foregoing attorney services already provided or to be provided in the criminal proceedings; (3) the parties have agreed to split evenly the payment of certain other attorneys fees already incurred in connection with the Canadian matters; and (4) the parties have resolved other issues related to the preceding matters.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover $1.5 billion Canadian in compensatory damages and $50 million Canadian in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to $4.3 billion Canadian. The parties agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 15, 2009, the Court ordered that the deadline for setting the action for trial is January 31, 2011.

In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about $1.36 billion Canadian; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to March 15, 2010. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, $4.3 billion Canadian; Ontario, $1.5 billion Canadian; New Brunswick, $1.5 billion Canadian; Quebec, $1.4 billion Canadian; British Columbia, $450 million Canadian; Nova Scotia, $326 million Canadian; Prince Edward Island, $75 million Canadian and Manitoba, $23 million Canadian. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments had asserted that they could make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco.

Effective April 13, 2010, RJR Tobacco entered into the Comprehensive Agreement with the Canadian federal, provincial and territorial governments, resolving a variety of civil claims related to cigarette smuggling in Canada during the period 1985 through 1999. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. RJR Tobacco has paid the governments a total of Cdn $325 million. Should RJR Tobacco or its affiliates decide in the future to sell tobacco products in Canada, they have also agreed to adopt packaging, marking and other measures that will assist the Canadian governments in their efforts to combat the movement of contraband tobacco products in Canada.

Pursuant to the SA-MR, JTI’s indemnification claims with respect to the matters described in the three preceding paragraphs also have been resolved by mutual release.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

•	On December 14, 2007, the European Community and 26 member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and member states either had or might have had prior to December 14, 2007, against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory member states agreed to release RJR and its affiliates from those same claims.

•	By letter dated February 2, 2010, JTI stated that it would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur in connection with an investigation commenced in January 2010 by the Canada Revenue Agency, referred to as CRA, regarding interest deductions that JTI-MC took on its income tax returns for the period 2005-2008 while it was in the CCAA Proceedings.
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to what circumstances relating to any of such matters may give rise to any indemnification obligation by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco are paying defense costs and expenses in connection with certain of the Canadian litigation described above. RJR Tobacco expensed $2 million during the first three months of 2010 and $3 million during the first three months of 2009, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation.
     On May 15, 2007, RAI was served with a subpoena issued by the U.S. District Court for the Middle District of North Carolina. The subpoena seeks documents relating primarily to the business of RJR-TI regarding the manufacture and sale of Canadian brand cigarettes during the period 1990 through 1996. The subpoena was issued at the request of Canada pursuant to a Mutual Legal Assistance Treaty between the United States and Canada. With the termination of the criminal proceedings, the Canadian government also has confirmed that the subpoena served

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
on RAI on May 15, 2007 pursuant to the Mutual Legal Assistance Treaty between the United States and Canada will be withdrawn and that continued compliance is no longer necessary.
     See note 5 for additional information related to the Comprehensive Agreement and the plea agreement in connection with certain Canadian matters.
     European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive until November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint adds 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products, Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion is scheduled for May 19, 2010.
     Star Patent Infringement. On May 23, 2001, and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland (“Star I”). Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages, including a reasonable royalty, to compensate for the infringement; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005.
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
     In addition, both of Star’s patents are the subject of reexamination in the PTO, based on substantial new questions of patentability that exist for both patents. On September 11, 2009, the PTO issued an office action rejecting the claims currently under reexamination. On November 10, 2009, Star filed responses in the reexaminations. The examiner has not responded to these filings.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     After entry of final judgment, RJR Tobacco filed a renewed bill of costs on December 30, 2009. On January 8, 2010, after a request from Star and no objection from RJR Tobacco, the district court deferred briefing on the renewed bill of costs until after the resolution of appellate proceedings and such time as the district court directs the parties to brief RJR Tobacco’s motion for attorneys’ fees and excess costs.
     On February 2, 2010, Star’s appeal was docketed by the Court of Appeals for the Federal Circuit. Star’s request for a 30-day extension of time was granted, and its opening appeal brief is scheduled to be filed on May 5, 2010. RJR Tobacco anticipates seeking a 45-day extension of time for its answering brief, which would make its answering brief due on July 29, 2010. Assuming no additional extensions, Star’s reply brief would then be due on August 12, 2010.
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
     Other Matters. RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied the plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. At the time, no ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint. On April 15, 2009, the court granted the defendants’ motion to dismiss the third amended complaint without prejudice. On September 3, 2009, the court issued a ruling to show cause as to why the case should not be dismissed with prejudice and finality. The Hurdle plaintiffs filed a fourth amended complaint under the Hurdle docket number on October 2, 2009, and filed a motion for leave to file a fourth amended complaint and a notice of filing with the Multidistrict Litigation panel on October 5, 2009. Certain defendants responded to the plaintiffs’ filings on October 19, 2009, requesting that the plaintiffs’ fourth amended complaint not be permitted to be filed or that it should be dismissed with prejudice.
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
Smokeless Tobacco Litigation
     As of March 31, 2010, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 659 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
     Pursuant to a second amended complaint filed in September 2006, American Snuff Co. is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by American Snuff Co. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is not a punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway.
     On September 4, 2009, American Snuff Co. and others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. American Snuff Co. contends the statute violates the constitutions of Oregon and the United States. For a more detailed description of the STMSA, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.
Tobacco Buyout Legislation and Related Litigation
     In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2010 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $240 million to $270 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Employment Litigation
     On March 19, 2007, in Marshall v. R. J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri. The plaintiff alleged violations

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of the Fair Labor Standards Act, referred to as FLSA. She asserted that the company had failed to keep accurate records of all hours worked by RJR Tobacco’s employees and failed to pay wages and overtime compensation to non-exempt retail representatives.
     Subsequently, two other cases alleging violations of the FLSA and certain state law wage-and-hour laws were filed against RJR Tobacco: Radcliffe v. R. J. Reynolds Tobacco Co., filed in federal court in California, and Dinino v. R. J. Reynolds Tobacco Co., filed in federal court in New York. The Dinino and Radcliffe matters were transferred to the Missouri court and consolidated with the Marshall case. The plaintiffs in the Dinino and Radcliffe matters failed to move for class certification on the state law claims.
     At one time, the total number of retail representatives (including the named plaintiffs and various opt-in plaintiffs) participating in the consolidated cases was 469. Stipulated dismissals have been entered for 75 of the opt-in plaintiffs, however, and the number of individuals participating in the lawsuit is currently 394.
     On December 22, 2008, RJR Tobacco’s motion for partial summary judgment was granted. The court ruled that the plaintiffs’ commutes from their homes to their first assignment of the day, and their commutes from their last assignments of the day to their homes, are non-compensable. On February 5, 2009, the court denied the plaintiffs’ motion for reconsideration on this issue or, in the alternative, for interlocutory appeal. Thereafter, fact discovery was completed in the case.
     On March 2, 2010, the parties engaged in mediation and reached a settlement agreement in principle of this matter for a non-material amount. The parties have agreed to a tentative term sheet as part of the settlement, and are in process of finalizing formal settlement papers.
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
     As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” RJR Tobacco has received claims for indemnification from JTI, and several of these have been resolved pursuant to the SA - MR. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree what circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date.
     RJR Tobacco, Santa Fe, American Snuff Co. and Lane have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe, American Snuff Co. and Lane believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.
Note 10 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	82	—	82	$82
Retirement benefits, includes $18 million tax benefit	—	—	—	49	49	49
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	2	2	2
Cumulative translation adjustment, net of $8 million tax benefit	—	—	—	(11)	(11)	(11)

Total comprehensive income	—	—	—	—		$122

Dividends — $0.90 per share	—	—	(264)	—	(264)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	8	—	—	8
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of March 31, 2010	$—	$8,503	$(761)	$(1,381)	$6,361

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first three months of 2010, RAI purchased 88,748 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.
     On February 2, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share, or $3.60 on an annualized basis, to shareholders of record as of March 10, 2010.
Note 11 — Stock Plans
     In February 2010, the board of directors of RAI approved a grant, to key employees of RAI and its subsidiaries, of nonvested restricted stock units under the Omnibus Plan, effective March 1, 2010. The 990,083 restricted stock units generally will vest on March 1, 2013. Upon settlement, each grantee will receive a number of shares of RAI’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
common stock equal to the product of the number of vested units and a percentage from 0%-150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2013.
     As an equity-based grant, compensation expense relating to the 2010 Omnibus Plan grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $53.24. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $10.80 per share for the three-year performance period ending December 31, 2013, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.
Note 12 — Segment Information
     RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and Lane. RAI’s wholly owned subsidiaries, Santa Fe and Niconovum AB, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL and KOOL were five of the ten best-selling brands of cigarettes in the United States as of March 31, 2010. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus and CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
     RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest-selling moist snuff brands, GRIZZLY and KODIAK, as well as CAMEL Dip, a premium moist snuff. American Snuff’s other products include WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT. The financial position and results of operations of this operating segment do not meet the materiality criteria to be reportable.
     Intersegment revenues and items below the operating income line of the condensed consolidated statements of income (unaudited) are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Segment Data:

	For the Three Months
	Ended March 31,
	2010	2009
Net sales:
RJR Tobacco	$1,720	$1,671
American Snuff	161	166
All Other	105	84

Consolidated net sales	$1,986	$1,921

Operating income:
RJR Tobacco	$470	$82
American Snuff	84	8
All Other	30	24
Corporate expense	(14)	(17)

Consolidated operating income	$570	$97

Reconciliation to income from continuing operations before income taxes:
Operating income	$570	$97
Interest and debt expense	60	66
Interest income	(4)	(5)
Other expense, net	2	19

Income from continuing operations before income taxes	$512	$17

Note 13 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT. The following is a summary of balances and transactions with such BAT affiliates.
     Balances:

	March 31,	December 31,
	2010	2009
Accounts receivable	$72	$96
Accounts payable	2	3
Deferred revenue	37	57
     Transactions for the three months ended March 31:

	2010	2009
Net sales	$128	$89
     RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pending the outcome of on-going negotiations between parties, during 2010, pricing for contract manufactured cigarettes will remain the same as the pricing that was in effect during 2009 (pricing equal to B&W’s 2004 forecasted costs plus 10%, adjusted for inflation). Net sales to BAT affiliates, primarily cigarettes, represented approximately 6.0% of RAI’s total net sales during the three months ended March 31, 2010.
     RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of the end of the respective quarter, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product will be shipped to the customer.
     RJR Tobacco recorded in selling, general and administrative expenses, funds to indemnify B&W and its affiliates for costs and expenses related to tobacco-related litigation in the United States. For additional information relating to this indemnification, see note 9.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $4.3 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., Rosswil, LLC, Conwood Holdings, Inc., Santa Fe, Lane, GPI, and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2010
Net sales	$—	$1,851	$38	$(31)	$1,858
Net sales, related party	—	128	—	—	128
Cost of products sold	—	1,083	18	(31)	1,070
Selling, general and administrative expenses	5	318	16	—	339
Amortization expense	—	7	—	—	7

Operating income (loss)	(5)	571	4	—	570
Interest and debt expense	58	2	—	—	60
Interest income	—	(2)	(2)	—	(4)
Intercompany interest (income) expense	(31)	31	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other expense, net	1	1	—	—	2

Income (loss) from continuing operations before income taxes	(33)	550	6	(11)	512
Provision for (benefit from) income taxes	(11)	226	(1)	—	214
Equity income (loss) from subsidiaries	104	(65)	—	(39)	—

Income from continuing operations	82	259	7	(50)	298
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$82	$117	$(67)	$(50)	$82

For the Three Months Ended March 31, 2009
Net sales	$—	$1,830	$40	$(38)	$1,832
Net sales, related party	—	89	—	—	89
Cost of products sold	—	1,018	18	(38)	998
Selling, general and administrative expenses	3	348	14	—	365
Amortization expense	—	8	—	—	8
Trademark impairment charge	—	453	—	—	453

Operating income (loss)	(3)	92	8	—	97
Interest and debt expense	64	2	—	—	66
Interest income	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(27)	27	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other expense, net	17	2	—	—	19

Income (loss) before income taxes	(57)	74	11	(11)	17
Provision for (benefit from) income taxes	(20)	28	1	—	9
Equity income from subsidiaries	45	10	—	(55)	—

Net income	$8	$56	$10	$(66)	$8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2010
Cash flows from (used in) operating activities	$63	$795	$(8)	$(10)	$840

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	10	—	—	10
Capital expenditures	—	(31)	(1)	—	(32)
Other, net	—	3	—	—	3
Return of intercompany investments	140	—	—	(140)	—
Intercompany notes receivable	20	11	—	(31)	—

Net cash flows from (used in) investing activities	160	(7)	(1)	(171)	(19)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(262)	—	—	—	(262)
Other, net	(3)	—	—	—	(3)
Dividends paid on preferred stock	(10)	—	—	10	—
Distribution of equity	—	(140)	—	140	—
Intercompany notes payable	(11)	(20)	—	31	—

Net cash flows used in financing activities	(286)	(160)	—	181	(265)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)

Net change in cash and cash equivalents	(63)	628	(16)	—	549
Cash and cash equivalents at beginning of period	361	2,136	226	—	2,723

Cash and cash equivalents at end of period	$298	$2,764	$210	$—	$3,272

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2009
Cash flows from operating activities	$15	$856	$3	$(11)	$863

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	2	—	—	2
Capital expenditures	—	(26)	(1)	—	(27)
Other, net	—	13	—	—	13
Intercompany notes receivable	20	8	—	(28)	—

Net cash flows (used in) from investing activities	20	(3)	(1)	(28)	(12)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(248)	—	—	—	(248)
Other, net	(4)	—	—	—	(4)
Dividends paid on preferred stock	(11)	—	—	11	—
Intercompany notes payable	(8)	(20)	—	28	—

Net cash flows used in financing activities	(271)	(20)	—	39	(252)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)

Net change in cash and cash equivalents	(236)	833	(6)	—	591
Cash and cash equivalents at beginning of period	272	2,091	215	—	2,578

Cash and cash equivalents at end of period	$36	$2,924	$209	$—	$3,169

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2010
Assets
Cash and cash equivalents	$298	$2,764	$210	$—	$3,272
Accounts receivable	—	96	21	—	117
Accounts receivable, related party	—	72	—	—	72
Notes receivable	—	1	35	—	36
Other receivables	4	11	1	—	16
Inventories	—	1,151	41	(2)	1,190
Deferred income taxes, net	12	939	—	—	951
Prepaid expenses and other	4	269	7	(33)	247
Short-term intercompany notes and interest receivable	80	45	—	(125)	—
Other intercompany receivables	109	—	9	(118)	—

Total current assets	507	5,348	324	(278)	5,901
Property, plant and equipment, net	7	989	28	—	1,024
Trademarks and other intangible assets, net	—	2,665	46	—	2,711
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,020	1,377	—	(3,397)	—
Investment in subsidiaries	9,728	391	—	(10,119)	—
Other assets and deferred charges	295	186	127	(27)	581

Total assets	$12,557	$19,122	$544	$(13,821)	$18,402

Liabilities and shareholders’ equity
Accounts payable	$1	$106	$7	$—	$114
Tobacco settlement accruals	—	3,196	—	—	3,196
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	37	—	—	37
Current maturities of long-term debt	300	—	—	—	300
Other current liabilities	399	1,118	109	(34)	1,592
Short-term intercompany notes and interest payable	31	80	14	(125)	—
Other intercompany payables	—	118	—	(118)	—

Total current liabilities	731	4,657	130	(277)	5,241
Intercompany notes and interest payable	1,377	2,020	—	(3,397)	—
Long-term debt (less current maturities)	4,005	122	—	—	4,127
Deferred income taxes, net	—	470	11	(27)	454
Long-term retirement benefits (less current portion)	62	1,835	16	—	1,913
Other noncurrent liabilities	21	285	—	—	306
Shareholders’ equity	6,361	9,733	387	(10,120)	6,361

Total liabilities and shareholders’ equity	$12,557	$19,122	$544	$(13,821)	$18,402

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$361	$2,136	$226	$—	$2,723
Accounts receivable	—	90	19	—	109
Accounts receivable, related party	—	96	—	—	96
Notes receivable	—	1	35	—	36
Other receivables	1	13	1	—	15
Inventories	—	1,186	35	(2)	1,219
Deferred income taxes, net	13	942	1	—	956
Prepaid expenses and other	15	315	11	—	341
Short-term intercompany notes and interest receivable	80	55	—	(135)	—
Other intercompany receivables	149	—	—	(149)	—

Total current assets	619	4,834	328	(286)	5,495
Property, plant and equipment, net	7	990	28	—	1,025
Trademarks and other intangible assets, net	—	2,671	47	—	2,718
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,040	1,387	—	(3,427)	—
Investment in subsidiaries	9,708	464	—	(10,172)	—
Other assets and deferred charges	292	186	134	(26)	586

Total assets	$12,666	$18,698	$556	$(13,911)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$190	$6	$—	$196
Tobacco settlement accruals	—	2,611	—	—	2,611
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	300
Other current liabilities	355	781	37	—	1,173
Short-term intercompany notes and interest payable	31	80	24	(135)	—
Other intercompany payables	—	149	—	(149)	—

Total current liabilities	686	3,871	67	(284)	4,340
Intercompany notes and interest payable	1,387	2,040	—	(3,427)	—
Long-term debt (less current maturities)	4,014	122	—	—	4,136
Deferred income taxes, net	—	456	11	(26)	441
Long-term retirement benefits (less current portion)	65	2,137	16	—	2,218
Other noncurrent liabilities	16	360	—	—	376
Shareholders’ equity	6,498	9,712	462	(10,174)	6,498

Total liabilities and shareholders’ equity	$12,666	$18,698	$556	$(13,911)	$18,009

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RJR’s $62 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane, American Snuff Co. and Rosswil, LLC that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2010
Net sales	$—	$—	$1,626	$275	$(43)	$1,858
Net sales, related party	—	—	126	2	—	128
Cost of products sold	—	—	1,019	94	(43)	1,070
Selling, general and administrative expenses	5	—	265	69	—	339
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(5)	—	461	114	—	570
Interest and debt expense	58	2	—	—	—	60
Interest income	—	—	(1)	(3)	—	(4)
Intercompany interest (income) expense	(31)	(1)	(10)	42	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense, net	1	1	—	—	—	2

Income (loss) from continuing operations before income taxes	(33)	9	472	75	(11)	512
Provision for (benefit from) income taxes	(11)	—	202	23	—	214
Equity income (loss) from subsidiaries	104	(24)	11	—	(91)	—

Income (loss) from continuing operations	82	(15)	281	52	(102)	298
Losses from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income (loss)	$82	$73	$51	$(22)	$(102)	$82

For the Three Months Ended March 31, 2009
Net sales	$—	$—	$1,625	$267	$(60)	$1,832
Net sales, related party	—	—	87	2	—	89
Cost of products sold	—	—	961	97	(60)	998
Selling, general and administrative expenses	3	—	296	66	—	365
Amortization expense	—	—	7	1	—	8
Trademark impairment charge	—	—	377	76	—	453

Operating income (loss)	(3)	—	71	29	—	97
Interest and debt expense	64	2	—	—	—	66
Interest income	—	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(27)	(2)	(14)	43	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense, net	17	1	1	—	—	19

Income (loss) before income taxes	(57)	10	86	(11)	(11)	17
Provision for (benefit from) income taxes	(20)	—	39	(10)	—	9
Equity income from subsidiaries	45	57	9	—	(111)	—

Net income (loss)	$8	$67	$56	$(1)	$(122)	$8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2010
Cash flows from operating activities	$63	$124	$774	$4	$(125)	$840

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	—	10	—	—	10
Capital expenditures	—	—	(13)	(19)	—	(32)
Other, net	—	1	2	—	—	3
Return of intercompany investments	140	—	—	—	(140)	—
Intercompany notes receivable	20	8	11	—	(39)	—

Net cash flows from (used in) investing activities	160	9	10	(19)	(179)	(19)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(262)	—	(115)	—	115	(262)
Other, net	(3)	—	—	—	—	(3)
Dividends paid on preferred stock	(10)	—	—	—	10	—
Distribution of equity	—	(140)	—	—	140	—
Intercompany notes payable	(11)	—	—	(28)	39	—

Net cash flows used in financing activities	(286)	(140)	(115)	(28)	304	(265)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)

Net change in cash and cash equivalents	(63)	(7)	669	(50)	—	549
Cash and cash equivalents at beginning of period	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of period	$298	$17	$2,670	$287	$—	$3,272

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2009
Cash flows from operating activities	$15	$34	$817	$8	$(11)	$863

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	1	1	—	—	2
Capital expenditures	—	—	(8)	(19)	—	(27)
Other, net	—	4	8	1	—	13
Intercompany notes receivable	20	—	8	—	(28)	—

Net cash flows from (used in) investing activities	20	5	9	(18)	(28)	(12)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(248)	—	—	—	—	(248)
Other, net	(4)	—	—	—	—	(4)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Intercompany notes payable	(8)	—	—	(20)	28	—

Net cash flows used in financing activities	(271)	—	—	(20)	39	(252)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)

Net change in cash and cash equivalents	(236)	39	826	(38)	—	591
Cash and cash equivalents at beginning of period	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of period	$36	$45	$2,803	$285	$—	$3,169

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2010
Assets
Cash and cash equivalents	$298	$17	$2,670	$287	$—	$3,272
Accounts receivable	—	—	49	68	—	117
Accounts receivable, related party	—	—	71	1	—	72
Notes receivable	—	1	—	35	—	36
Other receivables	4	—	7	5	—	16
Inventories	—	—	729	463	(2)	1,190
Deferred income taxes, net	12	—	909	30	—	951
Prepaid expenses and other	4	—	250	27	(34)	247
Short-term intercompany notes and interest receivable	80	31	172	—	(283)	—
Other intercompany receivables	109	—	—	11	(120)	—

Total current assets	507	49	4,857	927	(439)	5,901
Property, plant and equipment, net	7	—	767	250	—	1,024
Trademarks and other intangible assets, net	—	—	1,346	1,365	—	2,711
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,020	182	1,377	—	(3,579)	—
Investment in subsidiaries	9,728	7,773	441	—	(17,942)	—
Other assets and deferred charges	295	58	142	127	(41)	581

Total assets	$12,557	$8,062	$14,233	$5,551	$(22,001)	$18,402

Liabilities and shareholders’ equity
Accounts payable	$1	$—	$93	$20	$—	$114
Tobacco settlement accruals	—	—	3,141	55	—	3,196
Due to related party	—	—	2	—	—	2
Deferred revenue, related party	—	—	37	—	—	37
Current maturities on long-term debt	300	—	—	—	—	300
Other current liabilities	399	10	1,031	186	(34)	1,592
Short-term intercompany notes and interest payable	31	131	—	121	(283)	—
Other intercompany payables	—	41	79	—	(120)	—

Total current liabilities	731	182	4,383	382	(437)	5,241
Intercompany notes and interest payable	1,377	—	—	2,202	(3,579)	—
Long-term debt (less current maturities)	4,005	122	—	—	—	4,127
Deferred income taxes, net	—	—	2	493	(41)	454
Long-term retirement benefits (less current portion)	62	28	1,731	92	—	1,913
Other noncurrent liabilities	21	13	270	2	—	306
Shareholders’ equity	6,361	7,717	7,847	2,380	(17,944)	6,361

Total liabilities and shareholders’ equity	$12,557	$8,062	$14,233	$5,551	$(22,001)	$18,402

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$361	$24	$2,001	$337	$—	$2,723
Accounts receivable	—	—	47	62	—	109
Accounts receivable, related party	—	—	96	—	—	96
Notes receivable	—	1	—	35	—	36
Other receivables	1	—	9	5	—	15
Inventories	—	—	760	461	(2)	1,219
Deferred income taxes, net	13	1	914	28	—	956
Prepaid expenses and other	15	1	297	28	—	341
Short-term intercompany notes and interest receivable	80	31	173	—	(284)	—
Other intercompany receivables	149	—	—	26	(175)	—

Total current assets	619	58	4,297	982	(461)	5,495
Property, plant and equipment, net	7	—	781	237	—	1,025
Trademarks and other intangible assets, net	—	—	1,352	1,366	—	2,718
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,040	190	1,387	—	(3,617)	—
Investment in subsidiaries	9,708	7,869	448	—	(18,025)	—
Other assets and deferred charges	292	57	156	134	(53)	586

Total assets	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$117	$79	$—	$196
Tobacco settlement accruals	—	—	2,568	43	—	2,611
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	—	300
Other current liabilities	355	6	690	122	—	1,173
Short-term intercompany notes and interest payable	31	131	—	122	(284)	—
Other intercompany payables	—	39	136	—	(175)	—

Total current liabilities	686	176	3,571	366	(459)	4,340
Intercompany notes and interest payable	1,387	—	—	2,230	(3,617)	—
Long-term debt (less current maturities)	4,014	122	—	—	—	4,136
Deferred income taxes, net	—	—	—	494	(53)	441
Long-term retirement benefits (less current portion)	65	31	2,029	93	—	2,218
Other noncurrent liabilities	16	104	255	1	—	376
Shareholders’ equity	6,498	7,741	7,869	2,417	(18,027)	6,498

Total liabilities and shareholders’ equity	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2010 with the first quarter of 2009. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Business Initiatives
     RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and Lane. RAI’s wholly owned subsidiaries, Santa Fe and Niconovum AB, among other RAI subsidiaries, are included in All Other. Certain of RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL and KOOL were five of the ten best-selling brands of cigarettes in the United States as of March 31, 2010. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
     RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK. American Snuff expanded the sale of CAMEL Dip, a premium moist snuff, into additional lead markets during the first quarter of 2010. American Snuff’s other products include WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
     In order to improve efficiencies, increase speed to market and provide stronger retail support, the field trade-marketing group at RJR Tobacco will expand during 2010 to provide services to American Snuff through a services agreement.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand and manages RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.
RJR Tobacco
     RJR Tobacco primarily conducts business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to JTI, and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall consumer demand has declined since 1981 and is expected to continue to decline. Trade inventory adjustments may result in short-term changes in demand for RJR Tobacco’s products when wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. RJR Tobacco believes it is not appropriate for it to speculate on other external factors that may impact the purchasing decisions of the wholesale and retail tobacco distributors.
     RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability as RJR Tobacco continues to de-emphasize private-label brands. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth.
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers has begun shifting to product innovation and expansion into smoke-free tobacco categories, such as moist snuff and snus.
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
American Snuff
     American Snuff offers a range of differentiated smokeless and other tobacco products to adult consumers. The moist snuff category is divided into premium and price-value brands. The moist snuff category has developed many of the characteristics of the larger cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and significant product innovation.
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew nearly 9% in the first three months of 2010 and have grown at an average rate of approximately 6% per year over the last five years, driven by the accelerated growth of price-value brands. The growth in the moist snuff volumes is higher in 2010 than the prior year due to competitive promotional strategies during 2010, in addition to trade inventory reductions during the first quarter of 2009 in response to the federal excise tax increase effective April 1, 2009. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.
     American Snuff faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.
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
     As discussed in note 9 to condensed consolidated financial statements (unaudited), RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable. As of March 31, 2010, RJR Tobacco had liabilities totaling $325 million related to non-smoking and health litigation, of which $320 million was recorded during the first quarter of 2010 related to RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments. As of March 31, 2010, Northern Brands had liabilities of $74 million related to a plea agreement with the Ministry of the Attorney General of Ontario. A comprehensive discussion of the Canadian matters is set forth in note 9 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments-Canadian Matters,” and additional details regarding the settlement are set forth in note 5 to condensed consolidated financial statements (unaudited).
     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, American Snuff Co. or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see note 9 to condensed consolidated financial statements (unaudited).
State Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in note 9 to condensed consolidated financial statements (unaudited).
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
Fair Value Measurement
     RAI determines fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances and expands disclosure about fair value measurements.
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
     As of March 31, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused certain auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. Auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found.
     These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings and recognizes the noncredit component in other comprehensive loss. For additional information relating to these investments, see note 2 to condensed consolidated financial statements (unaudited).
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

     To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. Management currently believes, based on projections of future income, it is more likely than not that the deferred tax assets recorded in RAI’s condensed consolidated balance sheets (unaudited) will be realized. To the extent a deferred tax liability is established, it is recorded, tracked and, once it becomes currently due and payable, paid to the taxing authorities.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Recently Adopted Accounting Guidance
     For additional information relating to recently adopted accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).
Results of Operations

	For the Three Months Ended March 31,
	2010	2009	% Change
Net sales:(1)
RJR Tobacco	$1,720	$1,671	2.9%
American Snuff	161	166	(3.0)%
All other	105	84	25.0%

Net sales	1,986	1,921	3.4%
Cost of products sold(1)(2)	1,070	998	7.2%
Selling, general and administrative expenses	339	365	(7.1)%
Amortization expense	7	8	(12.5)%
Trademark impairment charge	—	453	NM (3)

Operating income:
RJR Tobacco	470	82	NM (3)
American Snuff	84	8	NM (3)
All other	30	24	25.0%
Corporate expense	(14)	(17)	(17.6)%

Operating income	$570	$97	NM (3)

(1)	Excludes excise taxes of:

	2010	2009
RJR Tobacco	$915	$362
American Snuff	27	5
All other	75	43

	$1,017	$410

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.

RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended
	March 31,
	2010	2009	% Change
Growth brands:
CAMEL excluding non-filter	4.7	5.0	(5.3)%
PALL MALL	4.4	1.9	134.3%

	9.1	6.9	32.9%
Support brands	7.7	9.7	(21.0)%
Non-support brands	1.4	2.1	(33.1)%

Total domestic	18.2	18.7	(2.5)%

Total premium	10.3	11.7	(11.8)%
Total value	7.9	7.0	13.2%
Premium/total mix	56.7%	62.7%
Industry(2):
Premium	51.0	51.7	(1.5)%
Value	21.1	22.1	(4.6)%

Total domestic	72.0	73.8	(2.4)%

Premium/total mix	70.7%	70.1%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     RJR Tobacco’s net sales for the quarter ended March 31, 2010, increased $49 million from the prior-year quarter, driven by higher pricing, offset by $82 million attributable to lower cigarette volume and an unfavorable premium-to-value mix. Industry cigarette shipment volume for the first quarter of 2010 was down 2.4% compared with the prior-year period. During the first quarter of 2009, there were significant trade inventory reductions prior to the federal excise tax increase. Adjusting for this, RJR Tobacco’s volume decline during the first quarter of 2010, would have been 4.8% compared with an industry decline of 7.3%.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	March 31,	December 31,	Share Point	March 31,	Share Point
	2010	2009	Change	2009	Change
Growth brands:
CAMEL excluding non-filter	7.1%	7.4%	(0.3)	7.6%	(0.5)
PALL MALL	6.5%	6.0%	0.5	2.9%	3.6

Total growth brands	13.6%	13.4%	0.2	10.5%	3.1
Support brands	11.9%	12.4%	(0.5)	14.1%	(2.2)
Non-support brands	2.4%	2.7%	(0.3)	3.1%	(0.7)

Total domestic	27.9%	28.5%	(0.6)	27.7%	0.2

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone data as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles at 7.1 share points in the first quarter of 2010 was lower than the first quarter of 2009. CAMEL’s cigarette market share was negatively impacted by competitive promotional activity, combined with continued pressure on premium-priced products. CAMEL Crush and the expanded use of the capsule technology to CAMEL’s core menthol styles, allow adult smokers to choose the level of menthol flavor on demand.
     CAMEL Snus, a smoke-free tobacco product, captured market share of 0.2 percent on a cigarette equivalent basis that assumes a can of snus is equal to a pack of cigarettes. CAMEL Snus was launched nationally in 2009 and continues to bring awareness to the new smoke free category.
     PALL MALL’s market share increased 3.6 share points in the first quarter of 2010 compared with the first quarter of 2009. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the first three months of 2010 showed a strong improvement of 3.1 share points over the same period in 2009. RJR Tobacco’s total cigarette market share has been stable for the past few years, even as RJR Tobacco has discontinued many of its non-core cigarette styles and de-emphasizes low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on key brands.
Operating Income
     RJR Tobacco’s operating income for the quarter ended March 31, 2010, increased $388 million to $470 million from $82 million for the quarter ended March 31, 2009. RJR Tobacco’s operating income for the three months ended March 31, 2010, was favorably impacted by higher cigarette pricing, lower marketing spending and continued productivity gains. These gains were partially offset by lower cigarette volume, an unfavorable premium-to-value mix and higher FDA user fees. During the first quarter of 2009, RJR Tobacco recorded a trademark impairment charge of $377 million related to the forecasted sales impact due to the increase in the federal excise tax.
     RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended
	March 31,
	2010	2009
Settlements	$574	$567

Federal tobacco quota buyout	$59	$50

FDA user fees	$15	$—

     Expenses under the State Settlement Agreements are expected to be approximately $2.5 billion in 2010, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $240 million to $250 million in 2010. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $70 million to $80 million in 2010.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $37 million and $27 million for the three months ended March 31, 2010 and 2009, respectively. The increase in product liability defense costs in 2010 compared with 2009 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).
     “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	West Virginia IPIC;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health-Care Cost Recovery Claims.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs, and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research — U.S.A.
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2011.
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the increased level of activity in RJR Tobacco’s pending cases, including the increased number of cases in trial and scheduled for trial, RJR Tobacco’s product liability defense costs continue to increase. In addition, it is possible that other adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

American Snuff
Net Sales
     The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended March 31,
	2010	2009	% Change
KODIAK	12.0	10.7	12.0%
GRIZZLY	72.6	65.0	11.7%
Other	1.2	0.8	46.9%

Total moist snuff	85.7	76.4	12.2%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     American Snuff’s net sales for the three months ended March 31, 2010, were $161 million compared with net sales of $166 million for the three months ended March 31, 2009, due to lower pricing on KODIAK, partially offset by higher moist snuff volume. While shipments of GRIZZLY, American Snuff’s leading price-value brand increased in the first quarter of 2010, market share was negatively impacted by competitive pricing pressure, promotional activity and new product introductions. Shipments of KODIAK, American Snuff’s leading premium brand, were higher in 2010, while market share remained stable.
     American Snuff’s share of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Three Months Ended
	March 31,	December 31,	Share	March 31,	Share
	2010	2009	Point Change	2009	Point Change
KODIAK	3.8%	3.8%	—	3.8%	—
GRIZZLY	24.0%	25.3%	(1.3)	24.7%	(0.7)
Other	0.3%	0.3%	—	0.3%	—

Total moist snuff	28.1%	29.4%	(1.3)	28.8%	(0.7)

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 71% of American Snuff’s revenue in the first quarter of 2010 compared with approximately 64% of American Snuff’s revenue in the first quarter of 2009. American Snuff had 28.1 share points of the U.S. moist snuff market in the first quarter of 2010 and 28.8 share points in the first quarter of 2009 based on distributor-reported data processed by MSAi, for distributor shipments to retail. Moist snuff industry shipment volume grew over 8.9 share points in the first three months of 2010 compared with the same period in 2009, due to competitive promotional strategies in 2010, in addition to trade inventory reductions during the first three months of 2009 in response to the federal excise tax increase effective April 1, 2009.

     GRIZZLY had 24.0 share points of moist snuff shipments in the first quarter of 2010, a decrease from the first quarter of 2009, due to higher competitive promotional volume. In the first quarter of 2010, GRIZZLY 1900 Long Cut was launched nationally as were embossed metal lids across the entire brand. In the industry, pouch styles have grown over 45% in 2010 and now account for nearly 10% of moist snuff sales. GRIZZLY’s pouch styles accounted for over 17% of the pouch segment at March 31, 2010.
     American Snuff expanded CAMEL Dip, a premium moist snuff, in two styles, Wintergreen Wide Cut and Dark Milled, into ten additional markets and introduced a new style, CAMEL Wintergreen Pouches, in those same markets during the first quarter of 2010.
     The shipment share of KODIAK in the first quarter of 2010 was stable compared with the first quarter of 2009. KODIAK upgraded to embossed metal lids late in the first quarter to further enhance the brand’s premium image.
Operating Income
     American Snuff’s operating income for the three months ended March 31, 2010, increased $76 million, as the 2009 operating income was unfavorably impacted by a trademark impairment charge of $76 million related to the forecasted sales impact due to the increase in federal excise tax.
RAI Consolidated
     Interest and debt expense was $60 million for the quarter ended March 31, 2010, a decrease of $6 million from the respective comparable prior-year period. This decrease was primarily due to lower debt balances in 2010 as compared with 2009.
     Interest income was $4 million for the quarter ended March 31, 2010, a decrease of $1 million compared with the quarter ended March 31, 2009.
     Other expense, net was $2 million for the quarter ended March 31, 2010, and $19 million for the quarter ended March 31, 2009. Other expense, net for 2009 included $16 million expense related to interest rate swaps.
     Provision for income taxes was $214 million, for an effective rate of 41.8%, for the three months ended March 31, 2010, compared with $9 million, for an effective rate of 53.3%, for the three months ended March 31, 2009. The effective tax rate for the first three months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first three months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. RAI expects its effective tax rate for the full-year of 2010 to be approximately 38.0%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
     Losses from discontinued operations relates to $307 million accrued during the first quarter of 2010, to adjust previous contingency accruals, resulting from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999. RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments Canadian $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of Canadian $75 million. A comprehensive discussion of the Canadian matters is set forth in note 9 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments-Canadian Matters,” and additional details regarding the settlement are set forth in note 5 to condensed consolidated financial statements (unaudited).
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
     RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are indentified, appropriate contingency or response plans are developed. During the quarter ended March 31, 2010, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.
     As of March 31, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).
Cash Flows
     Net cash flows from operating activities were $840 million in the first three months of 2010, compared with $863 million in the first three months of 2009. This change was driven primarily by the higher pension and tax payments, partially offset by higher pricing and lower inventories in 2010.
     Net cash flows used in investing activities were $19 million in the first three months of 2010, compared with $12 million for the first three months of 2009 due to higher capital expenditures in 2010 for American Snuff facility expansion projects.
     Net cash flows used in financing activities were $265 million in the first three months of 2010, compared with $252 million in the prior-year period. Dividends paid on common stock in 2010 were higher as a result of the increase in the dividend per share amount.
Borrowing Arrangements
     The principal amount of RAI’s and RJR’s outstanding long-term notes was $4.2 billion as of March 31, 2010. RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. On January 6, 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. For additional information regarding RAI’s interest rate swap transactions, see note 2 to condensed consolidated financial statements (unaudited).

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
     At March 31, 2010, RAI had $10 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $488 million of the credit facility was available for borrowing.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2010.
Dividends
     On February 2, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on April 1, 2010, to shareholders of record as of March 10, 2010. On an annualized basis, the dividend rate is $3.60 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares of RAI common stock repurchased by RAI are cancelled at the time of repurchase. During the first three months of 2010, at a cost of $5 million, RAI purchased 88,748 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $32 million and $27 million for the first three months of 2010 and 2009, respectively. The increase was primarily the result of American Snuff facility expansion projects. RAI’s operating subsidiaries plan to spend an additional $210 million to $220 million for capital expenditures during the remainder of 2010. Approximately $150 million of the remaining capital expenditures for 2010 is associated with capacity expansion and FDA compliance at American Snuff. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were approximately $5 million of material long-term commitments for capital expenditures as of March 31, 2010.
Litigation and Settlements
     RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2010, RJR Tobacco has paid approximately $9 million since January 1, 2008, related to unfavorable smoking and health litigation judgments. As of March 31, 2010, RJR Tobacco had liabilities totaling $325 million related to non-smoking and health litigation, of which $320 million was recorded during the first quarter of 2010 related to RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments. As of March 31, 2010, Northern Brands had liabilities of

$74 million related to a plea agreement with the Ministry of the Attorney General of Ontario. A comprehensive discussion of the Canadian matters is set forth in note 9 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments-Canadian Matters,” and additional details regarding the settlement are set forth in note 5 to condensed consolidated financial statements (unaudited).
     Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co., or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 9 to condensed consolidated financial statements (unaudited), the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in note 9 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $2.9 billion for the years 2003 through 2008. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in note 9 to condensed consolidated financial statements (unaudited).
     Governmental Activity
     The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. The federal government and/or various state governments have adopted or are considering, among other things, legislation and regulations that would:
•	significantly increase their taxes on tobacco products;

•	regulate the manufacture, sale, marketing and packaging of tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	establish fire standards compliance for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of certain flavorings, including menthol, in tobacco products, or the use of certain flavor descriptors in the marketing of tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.
Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products.
     Cigarettes and other tobacco products are subject to substantial taxes in the United States. On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program. Under these federal tax increases:
•	the federal excise tax per pack of 20 cigarettes is $1.01;

•	the federal excise tax rate for chewing tobacco is $0.5033 per pound, and for snuff is $1.51 per pound;

•	the federal excise tax on small cigars, defined as those weighing three pounds or less per thousand, is $50.33 per thousand; and

•	the federal excise tax rate for roll-your-own tobacco is $24.78 per pound.
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.07 per pack in South Carolina to $3.46 per pack in Rhode Island. As of March 31, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.15, compared with the 12-month rolling average of $1.16 as of December 31, 2009. As of March 31, 2010, two states had passed cigarette excise tax increases since January 1, 2010, and a number of other states are considering an increase in their cigarette excise taxes for 2010. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     As of March 31, 2010, cigars generally are taxed by states on an ad valorem basis, ranging from 5% in South Carolina to 80% in Rhode Island. Other states have unit-based tax schemes for cigars or tax little cigars the same as cigarettes.
     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may enact such a tax during its 2010 legislative session. As of March 31, 2010, 32 states taxed moist snuff, and 44 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 100% in Wisconsin. Other states have a unit tax or a weight-based tax. As of March 31, 2010, weight-based taxes on moist snuff range from $.02 for cans weighing between 5/8 of an ounce and 1-5/8 ounces in Alabama (but up to $0.12 for cans weighing over six ounces) to $2.14 per ounce in Oregon, and Kentucky has a unit tax of $0.19 per unit. Weight-based taxes on chewing tobacco range from $.015 per ounce in Alabama to $2.02 per ounce in Maine. Legislation to convert from an ad valorem to a weight-based tax has been introduced in several states in 2010. No states passed tax increases on other tobacco products in the first quarter of 2010, but several states are expected to do so by the end of the second quarter of 2010, and a number of other states are considering an increase in their taxes on other tobacco products before the end of 2010.
     On July 16, 2009, Oregon enacted a statute including a requirement that smokeless tobacco manufacturers who are not signatories to the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, either certify compliance with certain requirements imposed by the STMSA or place into escrow $0.40 for every unit of smokeless tobacco sold in the state as security against certain types of claims that might be brought by Oregon or other “Releasing Parties” under the STMSA. On September 4, 2009, American Snuff Co., among others, brought suit in Circuit Court, Madison County, Oregon (Conwood Company, LLC v. Kroger) to enjoin the enforcement of this Oregon statute contending the statute violates the constitutions of Oregon and the United States. For further information regarding this case, see note 9 to condensed consolidated financial statements (unaudited).

     Oregon also is considering legislation that would require smokeless tobacco manufacturers to join the STMSA and make payments thereunder or place into escrow an amount equivalent to what a manufacturer would have paid had it joined the STMSA. The legislation also would change the tax on chewing tobacco from ad valorem to a weight-based tax of $1.78 per ounce.
     On March 31, 2010, President Obama signed into law the Prevent All Cigarette Trafficking Act. This legislation, among other things, restricts the sale of tobacco products directly to consumers or unlicensed recipients, including over the Internet, through expanded reporting requirements, requirements for delivery, sales and penalties. It is not anticipated that this legislation will have a material adverse effect on the sale of tobacco products by RAI’s operating companies.
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
     In addition, pursuant to the FDA Tobacco Act, as of September 20, 2009, tobacco manufacturers were banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below). On February 28, 2010, all manufacturers registered with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States. Finally, on March 18, 2010, pursuant to the FDA Tobacco Act, the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996.
     On a going forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:
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
     A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2010 will be approximately $75 million to $85 million.
     Within the Center, a Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, was established on March 22, 2010, to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The TPSAC is scheduled to meet quarterly to address matters brought to it by the Center as well as those required of it by the Act, including:
•	a recommendation on modified risk applications;

•	a recommendation as to whether there is a threshold level below which nicotine yields do not produce dependence;

•	a report on the impact of the use of menthol in cigarettes on the public health; and

•	a report on the impact of dissolvable tobacco products on the public health.
     The TPSAC held its first meeting on March 30-31, 2010, to discuss the impact on the use of menthol in cigarettes on the public health. The TPSAC is expected to issue a report on this topic by March 22, 2011.
     In February 2010, RJR Tobacco received a letter from the Center for Tobacco Products (which letter is available on the FDA’s web site) requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to FDA’s information request on April 1, 2010.
     On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc. v. United States of America), challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see note 9 to condensed consolidated financial statements (unaudited).

     It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and American Snuff Co.’s brands, and an increase in costs to RJR Tobacco and American Snuff Co. that could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, which may be able to more quickly and cost-effectively comply with these new rules and regulations. The FDA has yet to issue guidance with respect to many provisions of the FDA Tobacco Act, which may result in less efficient compliance efforts. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be affected by FDA rules and regulations.
     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general. Similarly, it is not possible to determine what additional federal, state or local legislation or regulations relating to smokeless tobacco products will be enacted or to predict the effect of new regulation on American Snuff Co. or smokeless tobacco products in general, but any new legislation or regulations could have an adverse effect on American Snuff Co. or smokeless tobacco products in general.
Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited).
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and American Snuff Co., see “— Other Contingencies” in note 9 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing taxation and regulation of tobacco products, including the 2009 federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or that the FDA will extend the ban on characterizing flavors to smokeless tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smokeless tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the domestic cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions and planned integration of field trade-marketing organizations, without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement; and

•	the potential existence of significant deficiencies or material weaknesses in internal control over financial reporting that may be identified during the performance of testing required under Section 404 of the Sarbanes-Oxley Act of 2002.
     Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RAI is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases and foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions as counterparties to minimize their investment and credit risk. Frequently, these institutions are also members of the bank group that provide RAI credit, and management believes this further minimizes the risk of nonperformance. Derivative financial instruments are not used for trading or speculative purposes.
     The table below provides information, as of March 31, 2010, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
Investments:
Variable Rate	$3,235	$—	$—	$—	$—	$36	$3,271	$3,271
Average Interest Rate	0.1%	—	—	—	—	2.1%	0.1%	—
Fixed-Rate	$—	$—	$—	$—	$—	$6	$6	$6
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$300	$—	$450	$685	—	$2,375	$3,810	$4,144
Average Interest Rate(2)	6.5%	—	7.3%	7.4%	—	7.3%	7.2%	—
Variable Rate	$—	$400	$—	$—	$—	$—	$400	$398
Average Interest Rate(2)	—	1.0%	—	—	—	—	1.0%	—
Swaps – Fixed to Floating:
Notional Amount(3)	$—	$—	$350	$—	$—	$1,150	$1,500	$215
Average Variable Interest Pay Rate(2)	—	—	1.8%	—	—	1.7%	1.7%	—
Average Fixed Interest Receive Rate(2)	—	—	7.3%	—	—	7.1%	7.1%	—
Swaps – Floating to Fixed:
Notional Amount(3)	$—	$—	$350	$—	$—	$1,150	$1,500	$22
Average Variable Interest Receive Rate(2)	—	—	1.8%	—	—	1.7%	1.7%	—
Average Fixed Interest Pay Rate(2)	—	—	3.8%	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of March 31, 2010, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.

     RAI’s exposure to foreign currency transactions was not material to results of operations for the three months ended March 31, 2010, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.
PART II-Other Information
Item 1. Legal Proceedings
     For a discussion of the litigation and legal proceedings pending against RJR Tobacco, American Snuff Co. or their affiliates, including RAI and RJR, or indemnitees, including B&W, see note 9 to condensed consolidated financial statements (unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation” included in Part I, Item 2.
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
Item 6. Exhibits
(a)	Exhibits

Exhibit
Number	Description
10.1	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2010 (incorporated by reference to Exhibit 10.33 to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.2	Form of Performance Share Agreement (three-year vesting), dated March 1, 2010, between Reynolds American Inc. and the grantee named therein.

10.3	Form of Amendment No. 1 to the 2009 Performance Share Agreement (three-year vesting), dated March 22, 2010, between Reynolds American Inc. and the grantee named therein.

10.4	Comprehensive Agreement, dated as of April 13, 2010, among R.J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated April 16, 2010).

10.5	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated April 16, 2010).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Exhibit
Number	Description
32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: April 29, 2010	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer