Form 10-Q
period 2010-06-30
REYNOLDS AMERICAN INC
filed 2010-07-30
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,526,311 shares of common stock, par value $.0001 per share, as of July 9, 2010

INDEX

Page
Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited) – Three and Six Months Ended June 30, 2010 and 2009	3
Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2010 and 2009	4
Condensed Consolidated Balance Sheets – June 30, 2010 (Unaudited) and December 31, 2009	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

Item 3. Quantitative and Qualitative Disclosures about Market Risk	88

Item 4. Controls and Procedures	89

Part II – Other Information

Item 1. Legal Proceedings	90

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 6. Exhibits	90

Signature	92
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net sales(1)	$2,137	$2,140	$3,995	$3,972
Net sales, related party	108	110	236	199

Net sales	2,245	2,250	4,231	4,171
Costs and expenses:
Cost of products sold(1)(2)(3)(4)	1,183	1,201	2,253	2,199
Selling, general and administrative expenses	398	393	737	758
Amortization expense	6	7	13	15
Asset impairment and exit charges	38	—	38	—
Trademark impairment charge	—	—	—	453

Operating income	620	649	1,190	746
Interest and debt expense	61	64	121	130
Interest income	(2)	(5)	(6)	(10)
Other expense (income), net	10	(12)	12	7

Income from continuing operations before income taxes	551	602	1,063	619
Provision for income taxes	210	225	424	234

Income from continuing operations	341	377	639	385
Losses from discontinued operations, net of tax	—	—	(216)	—

Net income	$341	$377	$423	$385

Basic income per share:
Income from continuing operations	$1.17	$1.29	$2.19	$1.32
Losses from discontinued operations	—	—	(0.74)	—

Net income	$1.17	$1.29	$1.45	$1.32

Diluted income per share:
Income from continuing operations	$1.17	$1.29	$2.19	$1.32
Losses from discontinued operations	—	—	(0.74)	—

Net income	$1.17	$1.29	$1.45	$1.32

Dividends declared per share	$0.90	$0.85	$1.80	$1.70

(1)	Excludes excise taxes of $1,132 million and $1,247 million for the three months ended June 30, 2010 and 2009, respectively, and $2,149 million and $1,657 million for the six months ended June 30, 2010 and 2009, respectively.

(2)	Includes Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements, expense of $650 million and $696 million for the three months ended June 30, 2010 and 2009, respectively, and $1,237 million and $1,274 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes federal tobacco quota buyout expenses of $61 million and $66 million for the three months ended June 30, 2010 and 2009, respectively, and $122 million and $118 million for the six months ended June 30, 2010 and 2009, respectively.

(4)	Includes U.S. Food and Drug Administration, referred to as the FDA, user fees of $14 million and $2 million for the three months ended June 30, 2010 and 2009, respectively, and $30 million and $2 million for the six months ended June 30, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
Cash flows from (used in) operating activities:
Net income	$423	$385
Losses from discontinued operations, net of tax	216	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	74	74
Asset impairment and exit charges	38	—
Trademark impairment charge	—	453
Deferred income tax expense (benefit)	66	(220)
Pension and postretirement	(249)	9
Tobacco settlement	(833)	(527)
Other, net	90	117

Net cash flows (used in) from operating activities	(175)	291

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	11	3
Capital expenditures	(77)	(48)
Proceeds from termination of joint venture	28	24
Other, net	4	28

Net cash flows (used in) from investing activities	(34)	7

Cash flows from (used in) financing activities:
Dividends paid on common stock	(524)	(495)
Repayment of long-term debt	—	(200)
Other, net	—	(3)

Net cash flows used in financing activities	(524)	(698)

Effect of exchange rate changes on cash and cash equivalents	(21)	2

Net cash flows related to discontinued operations, net of tax benefit	(348)	—

Net change in cash and cash equivalents	(1,102)	(398)
Cash and cash equivalents at beginning of period	2,723	2,578

Cash and cash equivalents at end of period	$1,621	$2,180

Income taxes paid, net of refunds	$340	$437
Interest paid, net of capitalized interest (2010 — $2)	$115	$127
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,621	$2,723
Accounts receivable	133	109
Accounts receivable, related party	67	96
Notes receivable	28	36
Other receivables	14	15
Inventories	1,102	1,219
Deferred income taxes, net	942	956
Prepaid expenses and other	314	341

Total current assets	4,221	5,495
Property, plant and equipment, net of accumulated depreciation (2010 — $1,594; 2009 — $1,570)	997	1,025
Trademarks and other intangible assets, net of accumulated amortization (2010 — $660; 2009 — $647)	2,702	2,718
Goodwill	8,184	8,185
Other assets and deferred charges	532	586

	$16,636	$18,009

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$99	$196
Tobacco settlement accruals	1,776	2,611
Due to related party	2	3
Deferred revenue, related party	29	57
Current maturities of long-term debt	700	300
Other current liabilities	1,171	1,173

Total current liabilities	3,777	4,340
Long-term debt (less current maturities)	3,719	4,136
Deferred income taxes, net	472	441
Long-term retirement benefits (less current portion)	1,898	2,218
Other noncurrent liabilities	321	376
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2010 — 291,526,311; 2009 — 291,424,051)	—	—
Paid-in capital	8,514	8,498
Accumulated deficit	(685)	(579)
Accumulated other comprehensive loss (Defined benefit pension and postretirement plans: 2010 — $(1,303) and 2009 — $(1,376), net of tax)	(1,380)	(1,421)

Total shareholders’ equity	6,449	6,498

	$16,636	$18,009

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$8	$8	$1	$1	$15	$16	$2	$2
Interest cost	79	81	19	19	159	159	40	40
Expected return on plan assets	(90)	(86)	(4)	(4)	(179)	(169)	(9)	(10)
Amortization of prior service cost (credit)	1	1	(6)	(6)	2	2	(12)	(12)
Amortization of net loss	30	26	4	2	60	50	9	7

Total benefit cost	$28	$30	$14	$12	$57	$58	$30	$27

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute a minimum of $309 million to its pension plans in 2010, of which $306 million was contributed during the first six months of 2010.
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
     Financial assets/(liabilities) carried at fair value in the condensed consolidated balance sheet (unaudited) as of June 30, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,559	$—	$—	$1,559
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	33	33
Auction rate securities — financial insurance companies	—	—	8	8
Mortgage-backed security	—	—	15	15
Marketable equity security	18	—	—	18
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	243	—	243
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(28)	—	(28)
     Financial assets/(liabilities) carried at fair value in the condensed consolidated balance sheet (unaudited) as of December 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,679	$—	$—	$2,679
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	30	30
Auction rate securities — financial insurance companies	—	—	17	17
Mortgage-backed security	—	—	16	16
Marketable equity security	19	—	—	19
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	182	—	182
Interest rate swaps — floating to fixed rate	—	57	—	57
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(2)	—	(2)
     There were no changes among the levels in the six months ended June 30, 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.
     The fair value of the auction rate securities, either related to certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as Level 3, utilized an income approach model and was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions, recovery potential and how these factors changed as ratings on the underlying collateral migrated from one level to another. There are no defined maturity dates for any of the auction rate securities before 2016.
     The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral, depending on availability. The market approach utilized actual pricing inputs when observable and modeled pricing when unobservable. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2011, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.
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
     Financial assets classified as Level 3 investments were as follows:

	June 30, 2010			December 31, 2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss(1)	Fair Value	Cost	Loss(1)	Fair Value
Auction rate securities — corporate credit risk	$95	$(62)	$33	$95	$(65)	$30
Auction rate securities — financial insurance companies	8	—	8	17	—	17
Mortgage-backed security	29	(14)	15	31	(15)	16

	$132	$(76)	$56	$143	$(80)	$63

(1)	Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The changes in the Level 3 investments during the six months ended June 30, 2010, were as follows:

	Mortgage-Backed Security
		Gross
		Unrealized	Estimated
	Cost	Loss	Fair Value
Balance as of January 1, 2010	$31	$(15)	$16
Unrealized gains	—	1	1
Redemptions	(2)	—	(2)

Balance as of June 30, 2010	$29	$(14)	$15

	Auction Rate Securities—			Auction Rate Securities—
	Corporate Credit Risk			Financial Insurance Companies
		Gross
		Unrealized	Estimated		Estimated
	Cost	(Loss) Gain	Fair Value	Cost	Fair Value
Balance as of January 1, 2010	$95	$(65)	$30	$17	$17
Unrealized gains	—	3	3	—	—
Redemptions	—	—	—	(9)	(9)

Balance as of June 30, 2010	$95	$(62)	$33	$8	$8

     The fair value of the property, plant and equipment measured on a nonrecurring basis, classified as Level 3, represent certain facilities and equipment, for which impairment during the second quarter of 2010 reduced their book value to fair value. The fair value determinations utilized an income approach model and were based on a cash flow valuation model. This approach utilized unobservable factors, including allocated production volumes, contract selling prices and standard costs. Because the service life and cash flows of the facilities and equipment are less than one year, no discount rate was applied to the estimated cash flows. See note 4 for additional information with respect to the event during the second quarter of 2010 that required impairment testing.
     Nonfinancial assets measured at fair value on a nonrecurring basis as of June 30, 2010, were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Buildings	$—	$—	$18	$18	$(7)
Equipment	$—	$—	$10	$10	$(29)
Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes in the aggregate, was $4.5 billion and $4.4 billion with an effective average annual interest rate of approximately 5.5% and 5.5%, as of June 30, 2010 and December 31, 2009, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. At June 30, 2010, RAI and RJR had no derivative instruments designated as hedges.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of June 30, 2010, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	5.48 years	5.48 years
     Interest rate swaps are included in the condensed consolidated balance sheets at fair value as follows:

	June 30, 2010	December 31, 2009
Not designated as hedging instrument:
Other assets and deferred charges	$243	$239
Long-term debt (less current maturities)	(217)	(235)
Other noncurrent liabilities	(28)	(2)
     Interest rate swaps impacted the condensed consolidated statements of income as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest and debt expense	$(12)	$(12)	$(24)	$(24)
Other expense (income), net	5	(12)	5	4
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 3 — Intangible Assets
     There were no changes to the carrying amount of goodwill during the six months ended June 30, 2010, except for an insignificant impact from foreign currency translation.
     The carrying amounts of trademarks and other intangible assets by segment were as follows:

			American
	RJR Tobacco		Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2009	$20	$69	$13	$—	$—	$33	$69
Amortization	(4)	(7)	(2)	—	—	(6)	(7)

Balance as of June 30, 2010	$16	$62	$11	$—	$—	$27	$62

Indefinite-lived:
Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146
Foreign currency translation	—	—	—	—	(3)	—	(3)

Balance as of June 30, 2010	$1,163	$99	$1,152	$155	$44	$2,470	$143

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Details of finite-lived intangible assets subject to amortization as of June 30, 2010, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$89	$62
Trademarks	95	68	27

	$246	$157	$89

     The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2010	$13
2011	23
2012	20
2013	16
2014	10
Thereafter	7

$89

Note 4 — Asset Impairment and Exit Charges
     On May 28, 2010, RAI announced that its operating companies are taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina and a factory in Yabucoa, Puerto Rico will close, and production from those facilities will transfer to RJR Tobacco’s facility in Tobaccoville, North Carolina by mid-2011. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico will be eliminated, and affected employees will receive severance benefits. In connection with these actions, during the three months ended June 30, 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that will be paid during 2010.
Note 5 — Restructuring Charges
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The activity in the restructuring accruals, comprised of employee severance and related benefits, was as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge
Balance as of December 31, 2009	$48	$40
Cash paid in 2010	(7)	(17)

Balance as of June 30, 2010	$41	$23

     The restructuring accruals were included in the condensed consolidated balance sheet (unaudited) as of June 30, 2010, as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge
Other current liabilities	$30	$17
Other noncurrent liabilities	11	6

	$41	$23

Note 6 — Discontinued Operations
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
     Effective April 13, 2010, RJR Tobacco entered into a comprehensive agreement with the Canadian federal, provincial and territorial governments, referred to as the Comprehensive Agreement, resolving a variety of civil claims related to cigarette smuggling in Canada during the period from 1985 through 1999. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. On April 13, 2010, RJR Tobacco paid the governments a total of CAD $325 million to bring this complex, lengthy and costly litigation to an end. Should RJR Tobacco or its affiliates decide in the future to sell tobacco products in Canada, they also have agreed to adopt packaging, marking and other measures that will assist the Canadian governments in their efforts to combat the movement of contraband tobacco products in Canada.
     Separately, on April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario. Under the terms of this agreement, Northern Brands pled guilty to a one count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. The Judge of the Ontario Court of Justice accepted the plea by Northern Brands and required it to pay a fine of CAD $75 million, which was paid on April 13, 2010. By this plea, the criminal charges that were originally commenced against Northern Brands and certain of its affiliates in 2003 and any other charges that could be commenced against Northern Brands and its affiliates by the Canadian governments relating to contraband tobacco activities have now come to an end.
     In addition to the $91 million liability previously accrued by RJR, an adjustment, to reflect the impact of the separate RJR Tobacco settlement to resolve civil claims and the separate Northern Brands plea agreement, in the aggregate of $307 million, or $216 million after tax, was recorded during the first quarter of 2010.
     This accrual adjustment has been included in losses from discontinued operations in the condensed consolidated statement of income (unaudited) for the six months ended June 30, 2010. Of the aggregate accrual adjustments of $307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit to date of $46 million, and by Northern Brands of $74

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the six months ended June 30, 2010. The remaining $4 million loss accrual is included in other current liabilities in the condensed consolidated balance sheet (unaudited) as of June 30, 2010.
Note 7 — Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Income from continuing operations	$341	$377	$639	$385
Losses from discontinued operations	—	—	(216)	—

Net income	$341	$377	$423	$385

Basic weighted average shares, in thousands	291,508	291,344	291,470	291,384
Effect of dilutive potential shares:
Options	16	137	56	140
Stock units	758	218	700	128

Diluted weighted average shares, in thousands	292,282	291,699	292,226	291,652

     The basic income per share calculation includes the unvested restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, as the shares have been determined to be participating securities because they have non-forfeitable dividend rights equivalent to common shares.
Note 8 — Inventories
     The major components of inventories were as follows:

	June 30, 2010	December 31, 2009
Leaf tobacco	$930	$1,052
Other raw materials	54	65
Work in process	82	80
Finished products	192	180
Other	31	32

Total	1,289	1,409
Less LIFO allowance	187	190

	$1,102	$1,219

     RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.
Note 9 — Income Taxes
     The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Provision for income taxes from continuing operations	$210	$225	$424	$234
Effective tax rate	38.2%	37.4%	40.0%	37.8%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The effective tax rate for the first six months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first six months of 2009 was impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first six months of each of 2010 and 2009 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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
     RJR Tobacco and its affiliates believe that they have valid defenses to the smoking and health tobacco litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RAI, RJR Tobacco and their affiliates and indemnitees have, through their counsel, filed pleadings and memoranda in pending smoking and health tobacco litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. With the exception of Engle Progeny cases, described below, RJR Tobacco and its affiliates and indemnitees continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Based on their experience in the smoking and health tobacco litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful defense of smoking and health tobacco litigation in the past will continue in the future.
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2010. However, as of June 30, 2010, RJR Tobacco had an accrual of $5 million related to non-smoking and health tobacco litigation.
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
     The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under "— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements.”
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
     RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation. A comprehensive discussion of the Canadian matters is set forth below under “— Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 6.
     Likewise, RJR Tobacco and B&W separately settled the antitrust case DeLoach v. Philip Morris Cos., Inc., which was brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The plaintiffs asserted that the defendants conspired to fix the price of tobacco leaf and to destroy the federal government’s tobacco quota and price support program. Despite legal defenses they believed to be valid, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The DeLoach case and the antitrust case currently pending against RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws than the smoking and health cases pending against RJR Tobacco and its affiliates and indemnitees.
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
     American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2010.
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
     Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco or its affiliates or indemnitees, a significant increase in litigation or in adverse outcomes for tobacco defendants, or difficulties in obtaining the bonding required to stay execution of judgments on appeal, could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to RJR Tobacco and its affiliates and indemnitees in litigation matters, it is possible that RAI’s results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending litigation matters against RJR Tobacco or its affiliates or indemnitees.
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
     During the second quarter of 2010, 15 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2010, there were 184 cases pending against RJR Tobacco or its affiliates or indemnitees: 176 in the United States; seven in Canada and one in Israel. The U.S. case number does not include the 635 individual smoker cases pending in West Virginia state court as a consolidated action, 7,698 Engle Progeny cases (as hereinafter defined), involving approximately 9,182 individual plaintiffs, and 2,594 Broin II cases, pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 195 total cases on June 30, 2009. Of the U.S. cases pending on June 30, 2010, 25 are pending in federal court, 150 in state court, primarily in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the following states: Florida (24 cases); Maryland (22 cases); Missouri (21 cases); New York (20 cases); Louisiana (15 cases); California (11 cases); and 1 in tribal court.
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of June 30, 2010, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of March 31, 2010, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the SEC on April 29, 2010, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	March 31, 2010	Page
Case Type	of June 30, 2010	Increase/(Decrease)	Reference
Individual Smoking and Health	108	10	25
West Virginia IPIC (Number of Plaintiffs)*	1 (635)	(-24)	26
Engle Progeny (Number of Plaintiffs)**	7,698 (9,182)	(5) (-35)	26
Broin II	2,594	(1)	31
Class-Action	15	(2)	31
Health-Care Cost Recovery	4	No Change	36
State Settlement Agreements-Enforcement and Validity; Adjustments	34	1	41
Antitrust	1	(1)	45
Other Litigation and Developments	13	(2)	45

*	Includes as one case the 635 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The number of cases may increase as the result of the multiple plaintiff cases being dismissed with instructions to file individual cases.
     Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the federal RICO case brought by the U.S. Department of Justice.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of June 30, 2010, RJR Tobacco had been served in 7,698 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 9,182 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of June 30, 2010, RJR Tobacco was aware of 28 additional cases that had been filed but not served (with 302 plaintiffs). A number of the Engle Progeny cases are scheduled for trial or are in trial.
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. On April 23, 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants are required to deposit with the court $242 million with judicial interest from July 21,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2008, until paid. The defendants’ application for rehearing was denied on May 12, 2010. The defendants filed an application for writ of certiorari with the Louisiana Supreme Court on June 11, 2010. Briefing is underway.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. On May 22, 2009, the U.S. Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded to the trial court for further proceedings. The defendants sought rehearing and/or rehearing en banc, but that motion was denied by the appellate court on September 22, 2009. On October 21, 2009, the defendants’ motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S Supreme Court was granted. RJR Tobacco and B&W filed their petitions for writ of certiorari to the U.S. Supreme Court on February 19, 2010. The Department of Justice filed its petition for writ of certiorari on February 19, 2010, which included a request for reinstatement of its claims for remedies, including disgorgement of profits. On June 28, 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari.
     For a detailed description of these cases, see “— Engle and Engle Progeny Cases,” "— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases” and “— Health-Care Cost Recovery Cases — Department of Justice Case” below.
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
     Payments under the State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relevant market share and inflation. See "— Health-Care Cost Recovery Cases — State Settlement Agreements” below for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2010 compared to recent years. There are three cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2010, for RJR Tobacco or its affiliates and indemnitees: one class action, one health-care cost recovery case, and one individual smoking and health case. There are 66 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through June 30, 2011, but it is not known how many of these cases will actually be tried.
     Trial Results. From January 1, 2008 through June 30, 2010, 25 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in ten cases, including nine mistrials, tried in Florida (7), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 15 cases tried in Florida.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In the second quarter of 2010, nine Engle Progeny cases in which RJR Tobacco was a defendant were tried:
•	In Grossman v. R. J. Reynolds Tobacco Co., on April 29, 2010, the jury returned a verdict in favor of the plaintiff and awarded $1.9 million in compensatory damages and no punitive damages. RJR Tobacco was found to be 25% at fault, the decedent to be 70% at fault, and the decedent’s spouse to be 5% at fault.

•	In Clay v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on April 13, 2010, determined the decedent to be 30% at fault and RJR Tobacco to be 60% at fault, and awarded $3.5 million in compensatory damages. On April 14, 2010, the jury awarded $17 million in punitive damages against RJR Tobacco. The percentage of fault reduced the compensatory damages award against RJR Tobacco to $2.1 million.

•	In Townsend v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on April 21, 2010, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The jury found RJR Tobacco to be 51% at fault and the decedent to be 49% at fault. As a result, the compensatory damages against RJR Tobacco were reduced to $5.5 million, and the punitive damages were reduced to $40.8 million.

•	In Putney v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on April 26, 2010, determined the decedent to be 35% at fault and RJR Tobacco to be 30% at fault. The jury awarded a total of approximately $15.1 million in compensatory damages and assigned $2.5 million in punitive damages to RJR Tobacco. The percentage of fault reduced the compensatory damages award against RJR Tobacco to $4.5 million.

•	In Willis v. R. J. Reynolds Tobacco Co., the court declared a mistrial on May 12, 2010.

•	In Buonomo v. R. J. Reynolds Tobacco Co., on May 20, 2010, the jury returned a verdict in favor of the plaintiff, and found RJR Tobacco to be 77.5% at fault and the decedent to be 22.5% at fault and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The percentage of fault reduced the compensatory damages award against RJR Tobacco to $4.03 million.

•	In Frazier v. Philip Morris USA Inc., the court declared a mistrial on May 14, 2010.

•	In Soffer v. R. J. Reynolds Tobacco Co., the court declared a mistrial on June 7, 2010.

•	In Alexander v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on June 18, 2010, found RJR Tobacco to be 51% at fault and the plaintiff to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The percentage of fault reduced the compensatory damages award against RJR Tobacco to $1.275 million.
     For a detailed description of the above-described cases above, see “— Engle and Engle Progeny Cases” below.
     In the second quarter of 2010, two non-Engle Progeny smoking and health cases (and no health-care cost recovery cases) in which RJR Tobacco was a defendant were tried.
     In West Virginia IPIC, trial began on June 1, 2010. However, on June 8, 2010, the court declared a mistrial for the second time. Trial has not been rescheduled. For a detailed description of the case, see “— West Virginia IPIC” below.
     In Izzarelli v. R. J. Reynolds Tobacco Co., on May 26, 2010, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. For a detailed description of the case, see “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following chart reflects the verdicts in the smoking and health cases or health-care recovery cases that have been tried and remain pending as of June 30, 2010, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class-Action Suits – Medical Monitoring and Smoking Cessation Case” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages, which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
March 24, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages and $40.8 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million against RJR Tobacco; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $483,682. No punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.03 million; $25 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.06 million against RJR Tobacco.	See “— Individual Smoking and Health Cases” below.

June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million against RJR Tobacco; $2.5 million punitive damages	See “— Engle and Engle Progeny cases” below.
Individual Smoking and Health Cases
     As of June 30, 2010, 108 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 105 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to June 30, 2010, or remained on appeal as of June 30, 2010.
     On August 15, 2003, the jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review of certain issues. Briefing to the Superior Court is complete. A decision is pending.
     On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to cease smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. On June 22, 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. On January 21, 2005, the plaintiff stipulated to the reduction in punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals and on July 31, 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. On December 16, 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began July 27, 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. On August 11, 2009, the jury returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, awarded the plaintiffs $1.5 million in punitive damages. On December 21, 2009, the court denied the plaintiffs’ and the defendant’s post-trial motions. B&W filed a notice of appeal on December 30, 2009. The plaintiffs filed a notice of appeal on December 31, 2009. Briefing is underway.
     On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. Final judgment will not be entered until the court has ruled on punitive damages.
West Virginia IPIC
     In West Virginia, as of June 30, 2010, there were 674 cases (of which 635 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in Kanawha County Circuit Court in a single proceeding. The West Virginia Supreme Court of Appeals ruled that the U.S. Constitution does not preclude a trial in multiple phases in this case, and the U.S. Supreme Court declined to review the issue. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial began on February 1, 2010. On February 3, 2010, a mistrial was granted due to the inability to seat a jury. Re-trial began on June 1, 2010. On June 8, 2010, the court declared a second mistrial due to the inability to seat a jury. A new trial date has not been set.
Engle and Engle Progeny Cases
     Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a case filed in May 1994, in Circuit Court, Miami-Dade County, Florida, in which a class consisting of Florida residents, or their survivors, alleged diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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
     On August 7, 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial were not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. On the same day, the plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who were therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. On December 21, 2006, the Florida Supreme Court withdrew its July 6, 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the eligible plaintiffs were limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996. The court issued its mandate on January 11, 2007, which began the one-year period for eligible members to file individual lawsuits.
     In the fourth quarter of 2007, the defendants’ petition for writ of certiorari and petition for rehearing with the U.S. Supreme Court were both denied.
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of June 30, 2010, RJR Tobacco had been served in 7,698 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 9,182 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial, and several of these cases already have been tried in 2010.
     Three federal district courts ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings were certified by the trial court for interlocutory review. Oral argument in Brown v. R. J. Reynolds Tobacco Co. occurred on January 26, 2010.
     On July 22, 2010, the Court of Appeals for the Eleventh Circuit held that the findings from the first phase of the Engle proceedings cannot be given greater effect than what the Engle jury found. The Eleventh Circuit’s decision is binding in the more than 4,400 Engle Progeny cases currently pending in federal court in Florida. Engle Progeny cases pending in the federal district courts have been stayed pending the resolution of Brown, which has now been remanded for further proceedings. State trial court judges have issued contrary rulings that allow plaintiffs to use the Engle findings to establish elements of their claims and to strike certain defenses.
     In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate and establishes individual bond caps for individual Engle Progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2010. The constitutionality of the bond cap has been challenged in the Alexander and Hall cases discussed below. All parties have briefed the issue and argument will be heard on September 10, 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to June 30, 2010, or remained on appeal as of June 30, 2010.
     Prior to the Florida Supreme Court ruling on July 6, 2006, RJR Tobacco and/or B&W were named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., was filed in February 2001, and was pending in Circuit Court, Miami-Dade County, Florida, against the major U.S. cigarette manufacturers seeking to recover an unspecified amount in compensatory and punitive damages. The plaintiff, John Lukacs, alleged that his use of the defendants’ brands caused his development of bladder, throat, oral cavity and tongue cancer. RJR Tobacco was voluntarily dismissed on May 1, 2002. The case was tried against Philip Morris USA, Liggett Group and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Miami-Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs on the loss of consortium claim from $12.5 million to $0.125 million, decreasing the total award to $25.125 million. On August 2, 2006, the plaintiff filed a motion for entry of partial judgment and notice of jury trial on punitive damages. On January 2, 2007, the defendants asked the court to set aside the jury’s verdict for the plaintiff and to dismiss the plaintiff’s punitive damages claim. On January 3, 2007, the plaintiff filed a motion for entry of judgment, which the court deferred until the U.S. Supreme Court completed its review of Engle and after further submissions by the parties. The court granted the plaintiff’s motion for entry of judgment on August 14, 2008 awarding the plaintiff, Robin Lukacs, as personal representative of the estate of John and Yolanda Lukacs, the sum of $24.8 million plus interest applicable at the yearly statutory rates from June 11, 2002. On October 17, 2008, the plaintiff withdrew her request for punitive damages. On November 12, 2008, the court entered final judgment. On December 1, 2008, the defendants filed a notice of appeal. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of approximately $15.2 million on March 19, 2009. On March 17, 2010, the Third District Court of Appeal affirmed, without opinion, the ruling of the trial court. The defendants’ motion for rehearing and petition for rehearing en banc was denied on May 18, 2010. RJR Tobacco expensed and paid the final judgment in the amount of approximately $15.2 million on June 18, 2010. On June 21, 2010, the court entered an order discharging the supersedeas bonds posted by the defendants.
     On May 5, 2009, a jury returned a verdict in favor of the plaintiff in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida. The plaintiff, Melba Sherman, alleged that as a result of using the defendants’ products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded actual damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 on June 8, 2009, which represents 50% of the actual damages award. In June 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. On July 1, 2009, the plaintiff filed a notice of cross appeal of the final judgment. Briefing is complete. Oral argument has not been scheduled.
     On May 20, 2009, a jury returned a verdict in favor of the plaintiff in Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought actual damages and an unspecified amount of punitive damages. On May 22, 2009, the jury returned a verdict that the decedent was 50% at fault for his injuries and awarded actual damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied on June 12, 2009. The same day, the court entered final judgment in the amount of $600,000, which represents 50% of the actual damages award. On July 2, 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal and posted a supersedeas bond in the amount of approximately $700,000. Briefing is complete. Oral argument has not been scheduled.
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in actual damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilda Martin, sought an unspecified amount of actual and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. The court entered final judgment on September 13, 2009,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
awarding the plaintiff the sum of $3.3 million in compensatory damages, which represents 66% of the compensatory damages award, and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the First District Court of Appeal on September 18, 2009. On October 6, 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million. On October 8, 2009, the plaintiff filed a notice of cross-appeal of the final judgment. Oral argument occurred on July 20, 2010. A decision is pending.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault and RJR Tobacco to be 39% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. On September 13, 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal on January 14, 2010. On January 19, 2010, RJR Tobacco posted a supersedeas bond in the amount of approximately $3 million. Briefing is underway.
     On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of actual and punitive damages. On March 10, 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages, which represents 60% of the compensatory damages award, and $2 million in punitive damages. On July 6, 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. Briefing is underway.
     On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the decedent, Laura Grossman’s, addiction to cigarettes, she developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began on March 29, 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer. On April 29, 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault and the decedent to be 70% at fault. Final judgment was entered on June 21, 2010, in the amount of $483,682 which represents 25% of the fault assessed to RJR Tobacco. RJR Tobacco filed a notice of appeal on July 14, 2010.
     On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault and RJR Tobacco to be 5% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. On March 12, 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000, which represents 5% of the compensatory damages award. On June 28, 2010, RJR Tobacco posted a supersedeas bond in the amount of $250,000 and filed a notice of appeal to the Second District Court of Appeal. Briefing is underway.
     In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. On March 23, 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages, which represents 65% of the compensatory damages award, and $12.5 million in punitive damages. On May 25, 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. On June 3, 2010, the plaintiff filed a notice of cross appeal. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products. The plaintiff sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, the decedent to be 33.3% at fault and RJR Tobacco to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. Post trial motions have been submitted. Decisions are pending.
     On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., the case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff. The jury also found the decedent, Janie Mae Clay, to be 30% at fault and RJR Tobacco to be 60% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The defendants’ post-trial motions were denied on June 10, 2010. On June 28, 2010, the plaintiff filed a motion to enter final judgment.
     On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2008 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, finding the decedent, Margot Putney, to be 35% at fault and RJR Tobacco to be 30% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages against RJR Tobacco. The plaintiff alleged that the decedent, Margot Putney, suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. Post-trial motions are currently pending.
     On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory and $40.8 million in punitive damages, which represents 51% of the original damages awards. On May 3, 2010, RJR Tobacco filed post-trial motions. Decisions are pending.
     In Willis v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Manatee County, Florida, the court granted a mistrial due to the jury’s inability to reach a verdict on May 12, 2010. The plaintiff alleged that he had been addicted to cigarettes and developed unspecified diseases as a result of smoking. The plaintiff sought unspecified compensatory and punitive damages. Re-trial is scheduled for January 3, 2011.
     On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result developed one or more smoking related medical conditions and/or diseases. Post-trial motions are pending. Final judgment has not been entered.
     In Frazier v. Philip Morris USA Inc., the court declared a mistrial due to the inability to seat a jury on May 14, 2010, in a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleges that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. She is seeking compensatory damages exceeding $15,000 and an unspecified amount of punitive damages. Trial has been rescheduled for August 23, 2010.
     On June 18, 2010, in Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the defendant to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. The plaintiff sought an unspecified amount of compensatory damages and no punitive damages. On June 28, 2010, RJR Tobacco filed post-trial motions. Decisions are pending.
     On June 7, 2010, in Soffer v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in December 2007 in the Circuit Court, Alachua County, Florida. The plaintiff alleged

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
that the decedent, Maurice Soffer, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. The plaintiff seeks compensatory damages in excess of $15,000 and no punitive damages. Re-trial is scheduled for August 30, 2010. On July 6, 2010, RJR Tobacco filed a motion for a continuance of trial pending resolution of Engle Progeny issues on appeal.
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
     As of June 30, 2010, there were 2,594 Broin II lawsuits pending in Florida.
Class-Action Suits
     Overview. As of June 30, 2010, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, New Mexico and Arizona. All pending class-action cases are discussed below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. On April 23, 2010, the court of appeals amended but largely affirmed the trial court’s July 21, 2008 judgment. The defendants’ motion for rehearing was denied on May 12, 2010. On June 11, 2010, the defendants filed an application for writ of certiorari or review with the Louisiana Supreme Court. Briefing is underway.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. On May 18, 2009, the California Supreme Court reversed the decision issued by the trial court and affirmed by the California Court of Appeal that decertified the class to the extent that it was based upon the conclusion that all class members were required to demonstrate Proposition 64 standing, and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can demonstrate, standing. On March 10, 2010, the California Superior Court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Labeling and Advertising Act, rendered the court’s September 30, 2004 ruling on the issue no longer viable, and denied the defendants’ second motion for summary judgment. Trial is scheduled to begin May 6, 2011.
     In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. On January 21, 2010, the defendants filed a motion to dismiss. On February 22, 2010, the plaintiffs filed an amended complaint. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificate from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. On May 3, 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. On May 7, 2010, the plaintiffs filed a second amended complaint, and on May 24, 2010, filed a corrected second amended complaint. On July 12, 2010, RJR Tobacco’s motion to dismiss the corrected second amended complaint was granted with leave to amend.
     “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), New Mexico (1) and Arizona (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
     Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. In that case, on December 15, 2008, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. Since this decision, a number of the stayed cases have become active again.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case on September 23, 2005, to the U.S. District Court for the District of Minnesota. On August 7, 2006, the parties filed a stipulation to stay the case pending resolution of the appeal in Dahl v. R. J. Reynolds Tobacco Co. On October 29, 2007, the U.S. District Court remanded the case to the District Court for Hennepin County. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery; and the parties are engaged in class certification discovery. This case is likely to remain active through 2010. On July 22, 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses.
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting their advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2009. On July 5, 2009, the plaintiffs filed an additional motion for class certification. On September 8, 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the “lights” claims as to all defendants other than Philip Morris. On October 30, 2009, certain defendants filed a motion for summary judgment on plaintiffs’ youth-marketing claims. On February 22, 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. On April 18, 2010, the court granted the plaintiffs’ motion to file a fourth amended complaint and withdraw the motion to reinstate count I by identifying a new plaintiff. On May 7, 2010, the defendants filed a motion to dismiss the plaintiffs’ fourth amended complaint, which was granted on June 22, 2010. The plaintiffs have indicated that they intend to appeal.
     In VanDyke v. R. J. Reynolds Tobacco Co., a case filed in August 2009 in the U.S. District Court for the District of New Mexico against RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all New Mexico residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “lights” or “ultra lights.” The plaintiffs allege fraudulent misrepresentation, breach of express warranty, breach of implied warranties of merchantability and of fitness for a particular purpose, violations of the New Mexico Unfair Practices Act, unjust enrichment, negligence and gross negligence. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages to the plaintiff and the class but not damages for personal injury or health-care claims. Trial has been scheduled for March 11, 2011.
     In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, nondisclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. On November 13, 2009, the defendants removed the case to the U.S. District Court for the District of Arizona. On November 30, 2009, RJR Tobacco and RAI filed their answers to the complaint.
     As referred to in the “Cautionary Statements,” in the event RJR Tobacco and its affiliates or indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco could face bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RAI’s, results of operations, cash flows or financial position.
     Other Class Actions. In Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. On October 13, 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Case.”
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
     As of June 30, 2010, four health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by foreign Provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2008 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2012 and
	2008	2009	2010		2011		thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440
Texas Annual Payment	580	580		580		580		580
Minnesota Annual Payment	204	204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004
Base Foundation Funding	25	—		—		—		—
Growers’ Trust(2)	500	295		295		—		—
Offset by federal tobacco buyout(2)	(500)	(295)		(295)		—		—

Total	$9,389	$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,703	$2,540		$—		—		—
Settlement cash payments	$2,830	$2,249		$—		—		—
Projected settlement expenses			$	>2,500	$	>2,500	$	>2,500
Projected settlement cash payments			$	>2,500	$	>2,500	$	>2,500

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements-Enforcement and Validity; Adjustments” below.

(2)	The Growers’ Trust payments scheduled to expire in 2010 will be offset by certain obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:
•	the issue of the extent of Brown & Williamson Holdings’ control over tobacco operations was remanded for further fact finding and clarification;
•	the remedial order was vacated to the extent that it binds all defendants’ subsidiaries and was remanded to the lower court for determination as to whether inclusion of the subsidiaries and which of the subsidiaries satisfy Rule 65(d) of the Federal Rules of Civil Procedure;
•	the court held that the provision found in paragraph four of the injunction, concerning the use of any express or implied health message or health descriptor for any cigarette brand, should not be read to govern overseas sales. The issue was remanded to the lower court with instructions to reformulate it so as to exempt foreign activities that have no substantial, direct, and foreseeable domestic effects; and
•	the remedial order was vacated regarding “point of sale” displays and remanded for the district court to evaluate and make due provisions for the rights of innocent persons, either by abandoning this part of the remedial order or re-crafting a new version reflecting the rights of third parties.
     RJR Tobacco and B&W filed their petitions for writ of certiorari to the U.S. Supreme Court on February 19, 2010. The Department of Justice filed its petition for writ of certiorari on February 19, 2010, which included a request for reinstatement of its claims for remedies, including disgorgement of profits. On June 28, 2010, the U.S. Supreme Court denied both parties’ petitions for writ of certiorari.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following four cases, including requests for class certification, were filed in Canada against various defendants, including RJR Tobacco, although only one, in Saskatchewan, Canada, is being taken forward at this stage:
•	In Adams v. Canadian Tobacco Manufacturers’ Council, a case filed in July 2009 in the Court of Queen’s Bench for Saskatchewan against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals who were alive on July 10, 2009, and who have suffered, or who currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed or distributed by the defendants.
•	In Dorion v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009, in the Court of Queen’s Bench of Alberta against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals, including their estates, dependants and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants.
•	In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in 2009 in the Court of Queen’s Bench of Manitoba against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals, including their estates, and their dependants and family members, who purchased or smoked cigarettes manufactured by the defendants.
•	In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against certain cigarette manufacturers, including RJR Tobacco, the plaintiffs brought the case on behalf of all individuals, including their estates, dependants and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period of January 1, 1954, to the expiry of the opt out period as set by the court.
     In each of these four cases, the plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, and unjust enrichment. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; reimbursement of tobacco-related health-care costs paid by the government; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products to putative class members; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
     Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these four actions to JTI. JTI, has, subject to a reservation of rights, assumed RJR Tobacco’s and its current or former affiliates’ liability, if any, and is defending those actions.
     Native American Tribe Cases. As of June 30, 2010, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of June 30, 2010, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. The case is in discovery. On September 11, 2009, the defendants filed a motion for partial summary judgment on the plaintiffs’ claims for future damages and for fraud. On December 1, 2009, the defendants renewed their motion for summary judgment based on the plaintiffs’ lack of proof linking defendants’ allegedly wrongful conduct with the claimed damages. At the same time, the defendants filed motions for summary judgment based upon plaintiffs’ failure to prove unreimbursed costs

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and plaintiffs’ failure to show fact of injury or damage, as well as motions for partial summary judgment on plaintiffs’ marketing claims, product liability claims, restitution claims, misrepresentation/concealment claims, failure to warn claims, claims for pre-judgment interest, and motions for partial summary judgment based on release and res judicata and preemption. All of these motions are currently pending before the court. While the parties await rulings on these motions, the case remains in active discovery and now has a tentative trial date of January 10, 2011.
     Other Cases. On May 20, 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA Inc., the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim and lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs’ motion for reconsideration was denied on April 24, 2009. On May 20, 2009, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On September 1, 2009, the defendants filed a motion for summary affirmance, or in the alternative, to dismiss the appeal for lack of subject matter jurisdiction and for stay of the briefing schedule. The stay was granted on September 3, 2009, pending determination of the motion for summary affirmance. On January 13, 2010, the Second Circuit Court of Appeals referred the motion for summary affirmance to the Merits Panel and ordered briefing on the motion. On February 4, 2010, the defendants filed a motion to dismiss the appeal before the Second Circuit. On June 23, 2010, the Second Circuit denied the defendants’ motion to dismiss the appeal.
     On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA, regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. On November 5, 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. On December 13, 2009, the parties finished briefing their respective cross-motions for summary judgment. On January 5, 2010, the court issued its ruling, granting summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. On March 5, 2010, the plaintiffs filed a notice of appeal of the court’s judgment with the Sixth Circuit Court of Appeals. The U.S. Government filed its own notice of appeal with the Sixth Circuit Court of Appeals on March 8, 2010. Briefing is underway.
     For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.
State Settlement Agreements-Enforcement and Validity; Adjustments
     As of June 30, 2010, there were 34 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
     The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. Briefing is underway. A status conference and hearing on RJR Tobacco’s motion occurred on July 8, 2010. A decision is pending.
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
     Six of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.
•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court recently declined to review the decision by the Court of Appeals.
•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State has petitioned the Ohio Supreme Court for review, and that petition has been denied.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals recently affirmed the judgment, but has yet to hear a separate appeal on the issue of the State’s entitlement to attorneys’ fees. RJR Tobacco is evaluating seeking further relief in the California appellate courts.
•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco has appealed.
•	In Illinois, RJR Tobacco received a complete defense ruling. The State has requested reconsideration of the court’s ruling, and the court reaffirmed its ruling in favor of RJR Tobacco. The State has recently filed an appeal.
     The three remaining cases — in Maryland, New York and Connecticut — were individually settled in the first quarter of 2010 for a non-material amount.
     Finally, in Stewart v. R. J. Reynolds Tobacco Co., a class-action suit was filed in Superior Court, Alameda County, California, in December 2007, against the Rolling Stone’s publisher, Wenner Media, and RJR Tobacco, claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. The California Appellate Court recently issued an order favoring Wenner Media and remanded the case for further proceedings consistent with the order. More specifically, it ruled that the trial court erred in concluding that a triable issue exists as to whether the editorial feature constitutes commercial speech and also erred in finding that the plaintiffs presented evidence sufficient to establish that they have probability of prevailing on the merits. The plaintiff subsequently entered an agreement dismissing its claims against RJR Tobacco, and it will be submitted to the court for approval shortly.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of June 30, 2010, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. On August 5, 2009, the last court to address the issue, the Montana Supreme Court, reversed a ruling by the Montana First Judicial District Court, and ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. A petition for rehearing, filed by RJR Tobacco and certain other PMs, was denied in September 2009. On January 29, 2010, RJR Tobacco and certain other PMs filed a petition for writ of certiorari with the U.S. Supreme Court, seeking review of the decision of the Montana Supreme Court. On June 1, 2010, the petition for writ of certiorari was denied. The orders compelling arbitration in the remaining 47 states are now final and/or non-appealable.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2008 and 2009 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $944 million.
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of June 30, 2010, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in each of Kansas and in New Mexico.
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
     In Romero v. Philip Morris Cos., Inc., a case filed in April 2000 in District Court, Rio Arriba County, New Mexico, the court granted class certification on May 14, 2003, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an amount not to exceed $74,000 per class member in actual and punitive damages, exclusive of interest and costs. The plaintiffs allege that the defendants conspired to fix, raise, advance and/or stabilize prices for cigarettes in the State of New Mexico from at least as early as January 1, 1998, through the present. On June 30, 2006, the court granted the defendants’ motion for summary judgment. On November 18, 2008, the New Mexico Court of Appeals reversed the grant of summary judgment in favor of RJR Tobacco, B&W and Philip Morris. On January 7, 2009, RJR Tobacco filed a petition for a writ of certiorari, and on February 27, 2009, the Supreme Court of the State of New Mexico granted that petition. On June 25, 2010, the New Mexico Supreme Court reversed the decision of the New Mexico Court of Appeals and affirmed the grant of summary judgment in favor of all defendants.
Other Litigation and Developments
     Canadian Matters. By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI requested indemnification for any damages arising out of the matters described below:
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
On April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario. Under the terms of this agreement, Northern Brands pled guilty to a one count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. The Judge of the Ontario Court of Justice accepted the plea by Northern Brands and required it to pay a fine of CAD $75 million, which was paid on April 13, 2010. By this plea, the criminal charges that were originally commenced against Northern Brands and certain of its affiliates in 2003 and any other charges that could be commenced against Northern Brands and its affiliates by the Canadian governments relating to contraband tobacco activities have now come to an end.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Ontario, Canada. Also named as defendants are JTI and a number of its affiliates. The Statement of Claim seeks to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim seeks to recover CAD $1.5 billion in compensatory damages and CAD $50 million in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to CAD $4.3 billion. The parties agreed to a stay of all proceedings pending in the Superior Court of Justice, subject to notice by one of the parties that it wishes to terminate the stay. On January 15, 2009, the Court ordered that the deadline for setting the action for trial is January 31, 2011.
In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an amount of about CAD $1.36 billion; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. The stay has been extended to March 15, 2010. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, CAD $4.3 billion; Ontario, CAD $1.5 billion ; New Brunswick, CAD $1.5 billion ; Quebec, CAD $1.4 billion; British Columbia, CAD $450 million; Nova Scotia, CAD $326 million; Prince Edward Island, CAD $75 million and Manitoba, CAD $23 million. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments had asserted that they could make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco.
Effective April 13, 2010, RJR Tobacco entered into the Comprehensive Agreement with the Canadian federal, provincial and territorial governments, resolving a variety of civil claims related to cigarette smuggling in Canada during the period 1985 through 1999. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. RJR Tobacco has paid the governments a total of CAD $325 million. Should RJR Tobacco or its affiliates decide in the future to sell tobacco products in Canada, they have also agreed to adopt packaging, marking and other measures that will assist the Canadian governments in their efforts to combat the movement of contraband tobacco products in Canada.
Pursuant to the SA-MR, JTI’s indemnification claims with respect to the matters described in the three preceding paragraphs also have been resolved by mutual release.
•	On July 26, 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million.
•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming CAD $840,000 for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages. On January 10, 2005, Mr. Smith subsequently filed a substantively identical claim in the Superior Court of Justice in Ontario and proposed that the action be tried in Toronto.
•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.
•	On December 14, 2007, the European Community and 26 member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and member states either had or might have had prior to December 14, 2007, against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory member states agreed to release RJR and its affiliates from those same claims.
•	On April 23, 2010, a Statement of Claim was filed against JTI-MC by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.
•	By letter dated February 2, 2010, JTI stated that it would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur in connection with an investigation commenced in January 2010 by the Canada Revenue Agency, referred to as CRA, regarding interest deductions that JTI-MC took on its income tax returns for the period 2005-2008 while it was in the CCAA Proceedings.
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco have been paying defense costs and expenses incurred by JTI in connection with some, but not all, of the Canadian litigation matters described above. RJR Tobacco expensed $3 million during the first six months of 2010 and $4 million during the first six months of 2009, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation.
     On May 15, 2007, RAI was served with a subpoena issued by the U.S. District Court for the Middle District of North Carolina. The subpoena seeks documents relating primarily to the business of RJR-TI regarding the manufacture and sale of Canadian brand cigarettes during the period 1990 through 1996. The subpoena was issued at the request of Canada pursuant to a Mutual Legal Assistance Treaty between the United States and Canada. With the termination of the criminal proceedings, the Canadian government also has confirmed that the subpoena served on RAI on May 15, 2007 pursuant to the Mutual Legal Assistance Treaty between the United States and Canada will be withdrawn and that continued compliance is no longer necessary.
     See note 6 for additional information related to the Comprehensive Agreement entered into by RJR Tobacco with the Canadian federal, provincial and territorial governments, and the plea agreement of Northern Brands in connection with certain Canadian matters.
     European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint adds 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products, Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion was scheduled for July 22, 2010, but has been postponed. There has been no other activity in the case.
     Star Patent Infringement. On May 23, 2001, and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland, referred to as Star I. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages, including a reasonable royalty, to compensate for the infringement; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions on January 20, 2005.
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
     Trial began on May 18, 2009. On June 16, 2009, the jury returned a verdict in favor of RJR Tobacco in Star I.
     Shortly after trial began in Star I, on May 29, 2009, Star filed a follow-on lawsuit in the U.S. District Court for the District of Maryland, referred to as Star II, seeking damages for alleged infringement in 2003 and thereafter of the patents held invalid and not infringed in Star I. On January 8, 2010, the district court stayed Star II pending proceedings in Star I, and Star II was administratively closed pending further order of the district court upon the application, by December 31, 2012, of any party based on the resolution of Star I or other good cause.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
renewed bill of costs until after the resolution of appellate proceedings and such time as the district court directs the parties to brief RJR Tobacco’s motion for attorneys’ fees and excess costs.
     On February 2, 2010, Star’s appeal was docketed by the Court of Appeals for the Federal Circuit. Briefing is underway.
     Finally, both of Star’s patents are the subject of reexamination in the PTO, based on substantial new questions of patentability that exist for both patents. On September 11, 2009, the PTO issued an office action rejecting the claims currently under reexamination. On November 10, 2009, Star filed responses in the reexaminations. On May 13, 2010, the PTO issued notices of intent to issue reexamination certificates, cancelling the claims under reexamination and terminating the reexamination proceedings due to Star’s failure to comply with federal patent examining procedures. On May 14, 2010, Star filed petitions to reopen the reexamination proceedings. These petitions have not yet been ruled upon by the PTO.
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
Smokeless Tobacco Litigation
     As of June 30, 2010, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
court as the 635 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
     On September 4, 2009, American Snuff Co. and others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. American Snuff Co. contends the statute violates the constitutions of Oregon and the United States. On June 21, 2010, the court denied American Snuff’s motion for a preliminary injunction against enforcement of the statute.
Tobacco Buyout Legislation and Related Litigation
     In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2010 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $260 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Employment Litigation
     On March 19, 2007, in Marshall v. R. J. Reynolds Tobacco Co., the plaintiff filed a collective action complaint against RJR Tobacco in the U.S. District Court for the Western District of Missouri. The plaintiff alleged violations of the Fair Labor Standards Act, referred to as FLSA. She asserted that the company had failed to keep accurate records of all hours worked by RJR Tobacco’s employees and failed to pay wages and overtime compensation to non-exempt retail representatives.
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
     On March 2, 2010, the parties engaged in mediation and reached a settlement agreement in principle of this matter for a non-material amount. Since that date, the parties executed a formalized settlement agreement, and on June 8, 2010, the court executed an order approving the terms of the settlement.
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
     In September 2009, the U.S. Environmental Protection Agency, referred to as EPA, passed a rule which requires companies to monitor greenhouse gas, referred to as GHG, emissions beginning in January, 2010 and, depending upon the industry in which the particular company operates or the amount of the company’s GHG emissions, report these emissions to EPA on an annual basis, beginning in 2011. Based upon its current GHG emission levels, RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Tobacco expects that it will be necessary to submit GHG emissions reports to the EPA pertaining to at least one of its facilities. RJR Tobacco is fully prepared to submit this data in accordance with the EPA’s regulations.
     RAI and its operating subsidiaries believe that climate change is an environmental issue primarily driven by carbon dioxide emissions from the use of energy. RAI’s operating subsidiaries are working to reduce carbon dioxide emissions by minimizing the use of energy, minimizing waste to landfills and increasing recycling. Climate change is not viewed by RAI’s operating subsidiaries as a significant direct economic risk to their businesses, but rather an indirect risk involving the potential for a longer term general increase in the cost of doing business. Regulatory changes are difficult to predict but the current regulatory risks to the business of RAI’s operating subsidiaries with respect to climate change are relatively low and financial impacts will be driven more by the cost of natural gas and electricity. Efforts are made to mitigate the effect of increases in fuel costs directly impacting RAI’s operating subsidiaries by evaluating market conditions and occasionally purchasing forward contracts, limited to a three-year period, for natural gas. In addition, RAI’s operating subsidiaries are constantly evaluating electrical energy conservation measures and energy efficient equipment to mitigate impacts of increases in electrical energy costs.
     Regulations promulgated by the EPA and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial position of RAI or its subsidiaries.
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
     As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments—Canadian Matters,” RJR Tobacco has received claims for indemnification from JTI, and several of these have been resolved pursuant to the SA-MR. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree what circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.
Note 11 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	423	—	423	$423
Retirement benefits, includes $2 million tax benefit	—	—	—	73	73	73
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2	2
Cumulative translation adjustment, net of $17 million tax benefit	—	—	—	(34)	(34)	(34)

Total comprehensive income	—	—	—	—		$464

Dividends — $1.80 per share	—	—	(529)	—	(529)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	19	—	—	19
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of June 30, 2010	$—	$8,514	$(685)	$(1,380)	$6,449

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first six months of 2010, RAI purchased 88,918 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.
     On February 2, 2010 and May 7, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share, or $3.60 on an annualized basis, to shareholders of record as of March 10, 2010 and June 10, 2010, respectively.
Note 12 — Stock Plans
     In February 2010, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries of 990,083 nonvested restricted stock units under the Omnibus Plan, effective March 1, 2010. The restricted stock units generally will vest on March 1, 2013. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage from 0%-150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2012.
     As an equity-based grant, compensation expense relating to the 2010 Omnibus Plan grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $53.24. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $10.80 per share for the three-year performance period ending December 31, 2012, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL and KOOL were five of the ten best-selling brands of cigarettes in the United States as of June 30, 2010. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus and CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
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
     Segment Data:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net sales:
RJR Tobacco	$1,942	$1,975	$3,662	$3,646
American Snuff	182	169	343	335
All Other	121	106	226	190

Consolidated net sales	$2,245	$2,250	$4,231	$4,171

Operating income:
RJR Tobacco	$541	$556	$1,011	$638
American Snuff	74	92	158	100
All Other	28	25	58	49
Corporate expense	(23)	(24)	(37)	(41)

Consolidated operating income	$620	$649	$1,190	$746

Reconciliation to income from continuing operations before income taxes:
Operating income	$620	$649	$1,190	$746
Interest and debt expense	61	64	121	130
Interest income	(2)	(5)	(6)	(10)
Other expense (income), net	10	(12)	12	7

Income from continuing operations before income taxes	$551	$602	$1,063	$619

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT. The following is a summary of balances and transactions with such BAT affiliates.
     Balances:

	June 30,	December 31,
	2010	2009
Accounts receivable	$67	$96
Accounts payable	2	3
Deferred revenue	29	57
     Transactions for the six months ended June 30:

	2010	2009
Net sales	$236	$199
Purchases	6	8
     RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. During the second quarter of 2010, RJR Tobacco and BAT concluded their negotiations over certain contract manufacturing arrangements, which resulted in the termination of a prior contract manufacturing agreement between RJR Tobacco and an affiliate of BAT and entering into a new contract manufacturing agreement with pricing based on negotiated cost plus 10% for 2010. For contract years 2011 through 2014, prices will increase or decrease by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 6.0% of RAI’s total net sales during the six months ended June 30, 2010.
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
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2010
Net sales	$—	$2,128	$41	$(32)	$2,137
Net sales, related party	—	108	—	—	108
Cost of products sold	—	1,194	21	(32)	1,183
Selling, general and administrative expenses	4	373	21	—	398
Amortization expense	—	6	—	—	6
Asset impairment and exit charges	—	24	14	—	38

Operating income (loss)	(4)	639	(15)	—	620
Interest and debt expense	59	2	—	—	61
Interest income	—	—	(2)	—	(2)
Intercompany interest (income) expense	(30)	30	—	—	—
Intercompany dividend income	—	(10)	—	10	—
Other expense, net	6	3	1	—	10

Income (loss) from continuing operations before income taxes	(39)	614	(14)	(10)	551
Provision for (benefit from) income taxes	(12)	227	(5)	—	210
Equity income (loss) from subsidiaries	368	(7)	—	(361)	—

Net income (loss)	$341	$380	$(9)	$(371)	$341

For the Three Months Ended June 30, 2009
Net sales	$—	$2,133	$40	$(33)	$2,140
Net sales, related party	—	110	—	—	110
Cost of products sold	—	1,211	22	(32)	1,201
Selling, general and administrative expenses	7	368	18	—	393
Amortization expense	—	7	—	—	7

Operating income (loss)	(7)	657	—	(1)	649
Interest and debt expense	61	3	—	—	64
Interest income	—	(3)	(2)	—	(5)
Intercompany interest (income) expense	(28)	28	—	—	—
Intercompany dividend income	—	(10)	—	10	—
Other income, net	(11)	(1)	—	—	(12)

Income (loss) before income taxes	(29)	640	2	(11)	602
Provision for (benefit from) income taxes	(10)	236	(1)	—	225
Equity income from subsidiaries	396	4	—	(400)	—

Net income	$377	$408	$3	$(411)	$377

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2010
Net sales	$—	$3,979	$79	$(63)	$3,995
Net sales, related party	—	236	—	—	236
Cost of products sold	—	2,277	39	(63)	2,253
Selling, general and administrative expenses	9	691	37	—	737
Amortization expense	—	13	—	—	13
Asset impairment and exit charges	—	24	14	—	38

Operating income (loss)	(9)	1,210	(11)	—	1,190
Interest and debt expense	117	4	—	—	121
Interest income	—	(2)	(4)	—	(6)
Intercompany interest (income) expense	(61)	61	—	—	—
Intercompany dividend income	—	(21)	—	21	—
Other expense, net	7	4	1	—	12

Income (loss) from continuing operations before income taxes	(72)	1,164	(8)	(21)	1,063
Provision for (benefit from) income taxes	(23)	453	(6)	—	424
Equity income (loss) from subsidiaries	472	(72)	—	(400)	—

Income (loss) from continuing operations	423	639	(2)	(421)	639
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$423	$497	$(76)	$(421)	$423

For the Six Months Ended June 30, 2009
Net sales	$—	$3,963	$80	$(71)	$3,972
Net sales, related party	—	199	—	—	199
Cost of products sold	—	2,229	40	(70)	2,199
Selling, general and administrative expenses	10	716	32	—	758
Amortization expense	—	15	—	—	15
Trademark impairment charge	—	453	—	—	453

Operating income (loss)	(10)	749	8	(1)	746
Interest and debt expense	125	5	—	—	130
Interest income	—	(5)	(5)	—	(10)
Intercompany interest (income) expense	(55)	55	—	—	—
Intercompany dividend income	—	(21)	—	21	—
Other expense, net	6	1	—	—	7

Income (loss) before income taxes	(86)	714	13	(22)	619
Provision for (benefit from) income taxes	(30)	264	—	—	234
Equity income from subsidiaries	441	14	—	(455)	—

Net income	$385	$464	$13	$(477)	$385

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2010
Cash flows from (used in) operating activities	$(162)	$6	$2	$(21)	$(175)

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	11	—	—	11
Capital expenditures	—	(75)	(2)	—	(77)
Proceeds from termination of joint venture	—	—	28	—	28
Other, net	—	4	—	—	4
(Contributions to) return of intercompany investments	627	(75)	—	(552)	—
Intercompany notes receivable	20	11	—	(31)	—

Net cash flows from (used in) investing activities	647	(124)	26	(583)	(34)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(524)	—	—	—	(524)
Dividends paid on preferred stock	(21)	—	—	21	—
Receipt (distribution) of equity	—	(627)	75	552	—
Intercompany notes payable	(11)	(20)	—	31	—

Net cash flows (used in) from financing activities	(556)	(647)	75	604	(524)

Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)

Net cash flows related to discontinued operations, net of tax benefit	48	(322)	(74)	—	(348)

Net change in cash and cash equivalents	(23)	(1,087)	8	—	(1,102)
Cash and cash equivalents at beginning of period	361	2,136	226	—	2,723

Cash and cash equivalents at end of period	$338	$1,049	$234	$—	$1,621

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2009
Cash flows from operating activities	$115	$432	$5	$(261)	$291

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	3	—	—	3
Capital expenditures	—	(46)	(2)	—	(48)
Proceeds from termination of joint venture	—	—	24	—	24
Other, net	1	27	—	—	28
Return of intercompany investments	350	—	—	(350)	—
Intercompany notes receivable	20	8	—	(28)	—

Net cash flows from (used in) investing activities	371	(8)	22	(378)	7

Cash flows from (used in) financing activities:
Dividends paid on common stock	(495)	(240)	—	240	(495)
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(350)	—	350	—
Repayment of long-term debt	(189)	(11)	—	—	(200)
Other, net	(3)	—	—	—	(3)
Intercompany notes payable	(8)	(20)	—	28	—

Net cash flows used in financing activities	(716)	(621)	—	639	(698)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Net change in cash and cash equivalents	(230)	(197)	29	—	(398)
Cash and cash equivalents at beginning of period	272	2,091	215	—	2,578

Cash and cash equivalents at end of period	$42	$1,894	$244	$—	$2,180

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2010
Assets
Cash and cash equivalents	$338	$1,049	$234	$—	$1,621
Accounts receivable	—	116	17	—	133
Accounts receivable, related party	—	67	—	—	67
Notes receivable	—	1	27	—	28
Other receivables	1	12	1	—	14
Inventories	—	1,065	39	(2)	1,102
Deferred income taxes, net	9	933	—	—	942
Prepaid expenses and other	94	212	8	—	314
Short-term intercompany notes and interest receivable	80	44	—	(124)	—
Other intercompany receivables	108	—	—	(108)	—

Total current assets	630	3,499	326	(234)	4,221
Property, plant and equipment, net	6	977	14	—	997
Trademarks and other intangible assets, net	—	2,659	43	—	2,702
Goodwill	—	8,166	18	—	8,184
Long-term intercompany notes	2,020	1,377	—	(3,397)	—
Investment in subsidiaries	9,619	425	—	(10,044)	—
Other assets and deferred charges	290	177	89	(24)	532

Total assets	$12,565	$17,280	$490	$(13,699)	$16,636

Liabilities and shareholders’ equity
Accounts payable	$—	$94	$5	$—	$99
Tobacco settlement accruals	—	1,776	—	—	1,776
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	29	—	—	29
Current maturities of long-term debt	700	—	—	—	700
Other current liabilities	318	821	32	—	1,171
Short-term intercompany notes and interest payable	31	80	13	(124)	—
Other intercompany payables	—	103	5	(108)	—

Total current liabilities	1,049	2,905	55	(232)	3,777
Intercompany notes and interest payable	1,377	2,020	—	(3,397)	—
Long-term debt (less current maturities)	3,597	122	—	—	3,719
Deferred income taxes, net	—	492	4	(24)	472
Long-term retirement benefits (less current portion)	48	1,841	9	—	1,898
Other noncurrent liabilities	45	274	2	—	321
Shareholders’ equity	6,449	9,626	420	(10,046)	6,449

Total liabilities and shareholders’ equity	$12,565	$17,280	$490	$(13,699)	$16,636

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$361	$2,136	$226	$—	$2,723
Accounts receivable	—	90	19	—	109
Accounts receivable, related party	—	96	—	—	96
Notes receivable	—	1	35	—	36
Other receivables	1	13	1	—	15
Inventories	—	1,186	35	(2)	1,219
Deferred income taxes, net	13	942	1	—	956
Prepaid expenses and other	15	315	11	—	341
Short-term intercompany notes and interest receivable	80	55	—	(135)	—
Other intercompany receivables	149	—	—	(149)	—

Total current assets	619	4,834	328	(286)	5,495
Property, plant and equipment, net	7	990	28	—	1,025
Trademarks and other intangible assets, net	—	2,671	47	—	2,718
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,040	1,387	—	(3,427)	—
Investment in subsidiaries	9,708	464	—	(10,172)	—
Other assets and deferred charges	292	186	134	(26)	586

Total assets	$12,666	$18,698	$556	$(13,911)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$190	$6	$—	$196
Tobacco settlement accruals	—	2,611	—	—	2,611
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	300
Other current liabilities	355	781	37	—	1,173
Short-term intercompany notes and interest payable	31	80	24	(135)	—
Other intercompany payables	—	149	—	(149)	—

Total current liabilities	686	3,871	67	(284)	4,340
Intercompany notes and interest payable	1,387	2,040	—	(3,427)	—
Long-term debt (less current maturities)	4,014	122	—	—	4,136
Deferred income taxes, net	—	456	11	(26)	441
Long-term retirement benefits (less current portion)	65	2,137	16	—	2,218
Other noncurrent liabilities	16	360	—	—	376
Shareholders’ equity	6,498	9,712	462	(10,174)	6,498

Total liabilities and shareholders’ equity	$12,666	$18,698	$556	$(13,911)	$18,009

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RJR’s $61 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane, American Snuff Co. and Rosswil, LLC that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2010
Net sales	$—	$—	$1,869	$316	$(48)	$2,137
Net sales, related party	—	—	105	3	—	108
Cost of products sold	—	—	1,118	113	(48)	1,183
Selling, general and administrative expenses	4	1	297	96	—	398
Amortization expense	—	—	5	1	—	6
Asset impairment and exit charges	—	—	24	14	—	38

Operating income (loss)	(4)	(1)	530	95	—	620
Interest and debt expense	59	2	—	—	—	61
Interest income	—	—	(1)	(1)	—	(2)
Intercompany interest (income) expense	(30)	(1)	(10)	41	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other expense (income), net	6	—	5	(1)	—	10

Income (loss) from continuing operations before income taxes	(39)	8	536	56	(10)	551
Provision for (benefit from) income taxes	(12)	—	202	20	—	210
Equity income (loss) from subsidiaries	368	327	(6)	—	(689)	—

Net income	$341	$335	$328	$36	$(699)	$341

For the Three Months Ended June 30, 2009
Net sales	$—	$—	$1,904	$292	$(56)	$2,140
Net sales, related party	—	—	106	4	—	110
Cost of products sold	—	—	1,154	102	(55)	1,201
Selling, general and administrative expenses	7	1	308	77	—	393
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(7)	(1)	541	117	(1)	649
Interest and debt expense	61	2	—	1	—	64
Interest income	—	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(28)	(2)	(13)	43	—	—
Intercompany dividend income	—	(10)	—	—	10	—
Other income, net	(11)	(1)	—	—	—	(12)

Income (loss) before income taxes	(29)	10	556	76	(11)	602
Provision for (benefit from) income taxes	(10)	—	209	26	—	225
Equity income from subsidiaries	396	350	3	—	(749)	—

Net income	$377	$360	$350	$50	$(760)	$377

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2010
Net sales	$—	$—	$3,495	$591	$(91)	$3,995
Net sales, related party	—	—	231	5	—	236
Cost of products sold	—	—	2,137	207	(91)	2,253
Selling, general and administrative expenses	9	1	562	165	—	737
Amortization expense	—	—	12	1	—	13
Asset impairment and exit charges	—	—	24	14	—	38

Operating income (loss)	(9)	(1)	991	209	—	1,190
Interest and debt expense	117	4	—	—	—	121
Interest income	—	—	(2)	(4)	—	(6)
Intercompany interest (income) expense	(61)	(2)	(20)	83	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other expense (income), net	7	1	5	(1)	—	12

Income (loss) from continuing operations before income taxes	(72)	17	1,008	131	(21)	1,063
Provision for (benefit from) income taxes	(23)	—	404	43	—	424
Equity income from subsidiaries	472	303	5	—	(780)	—

Income from continuing operations	423	320	609	88	(801)	639
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income	$423	$408	$379	$14	$(801)	$423

For the Six Months Ended June 30, 2009
Net sales	$—	$—	$3,529	$559	$(116)	$3,972
Net sales, related party	—	—	193	6	—	199
Cost of products sold	—	—	2,115	199	(115)	2,199
Selling, general and administrative expenses	10	1	604	143	—	758
Amortization expense	—	—	14	1	—	15
Trademark impairment charge	—	—	377	76	—	453

Operating income (loss)	(10)	(1)	612	146	(1)	746
Interest and debt expense	125	4	—	1	—	130
Interest income	—	—	(4)	(6)	—	(10)
Intercompany interest (income) expense	(55)	(4)	(27)	86	—	—
Intercompany dividend income	—	(21)	—	—	21	—
Other expense, net	6	—	1	—	—	7

Income (loss) before income taxes	(86)	20	642	65	(22)	619
Provision for (benefit from) income taxes	(30)	—	248	16	—	234
Equity income from subsidiaries	441	407	12	—	(860)	—

Net income	$385	$427	$406	$49	$(882)	$385

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2010
Cash flows from (used in) operating activities	$(162)	$133	$(75)	$65	$(136)	$(175)

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	—	11	—	—	11
Capital expenditures	—	—	(26)	(51)	—	(77)
Proceeds from termination of joint venture	—	—	—	28	—	28
Other, net	—	1	3	—	—	4
Return of intercompany investments	627	465	—	—	(1,092)	—
Intercompany notes receivable	20	14	11	—	(45)	—

Net cash flows from (used in) investing activities	647	480	(1)	(23)	(1,137)	(34)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(524)	—	(115)	—	115	(524)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Receipt (distribution) of equity	—	(627)	(540)	75	1,092	—
Intercompany notes payable	(11)	1	—	(35)	45	—

Net cash flows from (used in) financing activities	(556)	(626)	(655)	40	1,273	(524)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)

Net cash flows related to discontinued operations, net of tax benefit	48	—	(322)	(74)	—	(348)

Net change in cash and cash equivalents	(23)	(13)	(1,053)	(13)	—	(1,102)
Cash and cash equivalents at beginning of period	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of period	$338	$11	$948	$324	$—	$1,621

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2009
Cash flows from operating activities	$115	$624	$294	$49	$(791)	$291

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	—	3	—	—	3
Capital expenditures	—	—	(20)	(28)	—	(48)
Proceeds from termination of joint venture	—	—	—	24	—	24
Other, net	1	6	20	1	—	28
Return of intercompany investments	350	—	—	—	(350)	—
Intercompany notes receivable	20	—	(12)	—	(8)	—

Net cash flows from (used in) investing activities	371	6	(9)	(3)	(358)	7

Cash flows from (used in) financing activities:
Dividends paid on common stock	(495)	(240)	(530)	—	770	(495)
Other, net	(3)	—	—	—	—	(3)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(350)	—	—	350	—
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Intercompany notes payable	(8)	5	—	(5)	8	—

Net cash flows used in financing activities	(716)	(596)	(530)	(5)	1,149	(698)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2

Net change in cash and cash equivalents	(230)	34	(245)	43	—	(398)
Cash and cash equivalents at beginning of period	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of period	$42	$40	$1,732	$366	$—	$2,180

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2010
Assets
Cash and cash equivalents	$338	$11	$948	$324	$—	$1,621
Accounts receivable	—	—	68	65	—	133
Accounts receivable, related party	—	—	65	2	—	67
Notes receivable	—	1	—	27	—	28
Other receivables	1	—	10	3	—	14
Inventories	—	—	655	449	(2)	1,102
Deferred income taxes, net	9	1	902	30	—	942
Prepaid expenses and other	94	1	193	26	—	314
Short-term intercompany notes and interest receivable	80	24	173	—	(277)	—
Other intercompany receivables	108	—	—	20	(128)	—

Total current assets	630	38	3,014	946	(407)	4,221
Property, plant and equipment, net	6	—	729	262	—	997
Trademarks and other intangible assets, net	—	—	1,340	1,362	—	2,702
Goodwill	—	—	5,303	2,881	—	8,184
Long-term intercompany notes	2,020	182	1,377	—	(3,579)	—
Investment in subsidiaries	9,619	7,646	404	—	(17,669)	—
Other assets and deferred charges	290	54	135	89	(36)	532

Total assets	$12,565	$7,920	$12,302	$5,540	$(21,691)	$16,636

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$85	$14	$—	$99
Tobacco settlement accruals	—	—	1,749	27	—	1,776
Due to related party	—	—	2	—	—	2
Deferred revenue, related party	—	—	29	—	—	29
Current maturities on long-term debt	700	—	—	—	—	700
Other current liabilities	318	10	705	138	—	1,171
Short-term intercompany notes and interest payable	31	132	—	114	(277)	—
Other intercompany payables	—	42	86	—	(128)	—

Total current liabilities	1,049	184	2,656	293	(405)	3,777
Intercompany notes and interest payable	1,377	—	—	2,202	(3,579)	—
Long-term debt (less current maturities)	3,597	122	—	—	—	3,719
Deferred income taxes, net	—	—	29	480	(37)	472
Long-term retirement benefits (less current portion)	48	23	1,713	114	—	1,898
Other noncurrent liabilities	45	13	258	5	—	321
Shareholders’ equity	6,449	7,578	7,646	2,446	(17,670)	6,449

Total liabilities and shareholders’ equity	$12,565	$7,920	$12,302	$5,540	$(21,691)	$16,636

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$361	$24	$2,001	$337	$—	$2,723
Accounts receivable	—	—	47	62	—	109
Accounts receivable, related party	—	—	96	—	—	96
Notes receivable	—	1	—	35	—	36
Other receivables	1	—	9	5	—	15
Inventories	—	—	760	461	(2)	1,219
Deferred income taxes, net	13	1	914	28	—	956
Prepaid expenses and other	15	1	297	28	—	341
Short-term intercompany notes and interest receivable	80	31	173	—	(284)	—
Other intercompany receivables	149	—	—	26	(175)	—

Total current assets	619	58	4,297	982	(461)	5,495
Property, plant and equipment, net	7	—	781	237	—	1,025
Trademarks and other intangible assets, net	—	—	1,352	1,366	—	2,718
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,040	190	1,387	—	(3,617)	—
Investment in subsidiaries	9,708	7,869	448	—	(18,025)	—
Other assets and deferred charges	292	57	156	134	(53)	586

Total assets	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$117	$79	$—	$196
Tobacco settlement accruals	—	—	2,568	43	—	2,611
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	—	300
Other current liabilities	355	6	690	122	—	1,173
Short-term intercompany notes and interest payable	31	131	—	122	(284)	—
Other intercompany payables	—	39	136	—	(175)	—

Total current liabilities	686	176	3,571	366	(459)	4,340
Intercompany notes and interest payable	1,387	—	—	2,230	(3,617)	—
Long-term debt (less current maturities)	4,014	122	—	—	—	4,136
Deferred income taxes, net	—	—	—	494	(53)	441
Long-term retirement benefits (less current portion)	65	31	2,029	93	—	2,218
Other noncurrent liabilities	16	104	255	1	—	376
Shareholders’ equity	6,498	7,741	7,869	2,417	(18,027)	6,498

Total liabilities and shareholders’ equity	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2010 with the second quarter of 2009 and the first six months of 2010 with the first six months of 2009. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     During the second quarter of 2010, RAI announced that its operating companies are taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina and a factory in Yabucoa, Puerto Rico will close, and production from those facilities will transfer to RJR Tobacco’s facility in Tobaccoville, North Carolina by mid-2011. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico will be eliminated, and affected employees will receive severance benefits. In connection with these actions, during the three months ended June 30, 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that will be paid during 2010.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL and KOOL were five of the ten best-selling brands of cigarettes in the United States as of June 30, 2010. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
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
     American Snuff Co. is expanding its manufacturing operations in Memphis, Tennessee, expecting the new facility to be fully operational by early 2012, and increasing its tobacco-processing capacity in Clarksville, Tennessee, expecting the new facility to be fully operational by the end of 2011.
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
     RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. As such, RJR Tobacco continues to de-emphasize private-label brands. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables, currently available in certain lead markets, include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth.
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
     RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods, including in, or on, the cigarette pack and by direct mail.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew 9% in the first six months of 2010 and have grown at an average rate of approximately 6% per year over the last five years, driven by the accelerated growth of price-value brands. The growth in the moist snuff volumes is higher in 2010 than the prior year due to competitive promotional strategies during 2010. Profit margins on moist snuff products are generally higher than on cigarettes. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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
     As discussed in note 10 to condensed consolidated financial statements (unaudited), RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable. As of June 30, 2010, RJR Tobacco had an accrual of $5 million related to non-smoking and health tobacco litigation.
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
     As of June 30, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused certain auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. Auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found.
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
Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Net sales(1):
RJR Tobacco	$1,942	$1,975	(1.7)%	$3,662	$3,646	0.4%
American Snuff	182	169	7.1%	343	335	2.3%
All other	121	106	14.2%	226	190	18.9%

Net sales	2,245	2,250	(0.2)%	4,231	4,171	1.4%
Cost of products sold(1)(2)	1,183	1,201	(1.5)%	2,253	2,199	2.5%
Selling, general and administrative expenses	398	393	1.3%	737	758	(2.8)%
Amortization expense	6	7	(14.3)%	13	15	(13.3)%
Asset impairment and exit charges	38	—	NM (3)	38	—	NM (3)
Trademark impairment charge	—	—	—	—	453	NM (3)

Operating income:
RJR Tobacco	541	556	(2.7)%	1,011	638	NM (3)
American Snuff	74	92	(19.3)%	158	100	NM (3)
All other	28	25	12.0%	58	49	18.4%
Corporate expense	(23)	(24)	(4.2)%	(37)	(41)	(9.8)%

Operating income	$620	$649	(4.5)%	$1,190	$746	NM (3)

(1)	Excludes excise taxes of:

	2010	2009	2010	2009
RJR Tobacco	$1,021	$1,131	$1,936	$1,493
American Snuff	27	45	54	50
All other	84	71	159	114

	$1,132	$1,247	$2,149	$1,657

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.
RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
Growth brands:
CAMEL excluding non-filter	5.8	5.7	2.7%	10.6	10.7	(1.0)%
PALL MALL	5.0	4.5	9.7%	9.4	6.4	46.1%

	10.8	10.2	5.8%	19.9	17.1	16.7%
Support brands	8.3	10.1	(18.1)%	16.0	19.8	(19.5)%
Non-support brands	1.2	2.1	(42.8)%	2.6	4.2	(38.0)%

Total domestic	20.3	22.4	(9.5)%	38.5	41.1	(6.3)%

Total premium	11.9	12.9	(7.9)%	22.2	24.6	(9.8)%
Total value	8.4	9.5	(11.7)%	16.3	16.5	(1.2)%
Premium/total mix	58.6%	57.6%		57.7%	59.9%
Industry(2):
Premium	55.3	60.4	(8.6)%	106.2	112.2	(5.3)%
Value	23.2	23.9	(3.3)%	44.3	46.1	(3.9)%

Total domestic	78.4	84.4	(7.1)%	150.5	158.2	(4.9)%

Premium/total mix	70.5%	71.6%		70.6%	70.9%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     RJR Tobacco’s net sales for the quarter ended June 30, 2010, decreased from the prior-year quarter, driven by $188 million attributable to lower cigarette volume partially offset by higher pricing of $158 million. The second quarter of 2009 included trade inventory builds after the increase in the federal excise tax drove trade inventory reductions in the first quarter of 2009. RJR Tobacco’s net sales for the six months ended June 30, 2010, increased from the prior-year period, driven by higher pricing of $289 million, offset by $270 million attributable to lower cigarette volume and an unfavorable premium-to-value mix.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	June 30,	March 31,	Share Point	June 30,	Share Point
	2010	2010	Change	2009	Change
Growth brands:
CAMEL excluding non-filter	7.8%	7.1%	0.7	7.5%	0.3
PALL MALL	7.0%	6.5%	0.5	5.2%	1.8

Total growth brands	14.8%	13.6%	1.2	12.7%	2.1
Support brands	11.3%	11.9%	(0.6)	13.2%	(1.8)
Non-support brands	1.8%	2.4%	(0.6)	2.8%	(1.1)

Total domestic	27.9%	27.9%	—	28.7%	(0.8)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone data as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles at 7.8 share points in the second quarter of 2010 was higher compared with the second quarter of 2009. CAMEL’s cigarette market share was favorably impacted by product upgrades in two core menthol styles, which now feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol.
     CAMEL Snus, a smoke-free tobacco product, captured market share of 0.3 percent on a cigarette equivalent basis that assumes a can of snus is equal to a pack of cigarettes. CAMEL Snus was launched nationally in 2009 and continues to bring awareness to this new smoke-free category. Two new styles of CAMEL Snus, Robust and Winterchill, will be launched nationwide during the third quarter of 2010. These two new styles are packaged in larger pouches and offer a richer and more full-bodied tobacco taste.
     PALL MALL’s market share increased 1.8 share points in the second quarter of 2010 compared with the second quarter of 2009. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the second quarter of 2010 showed a strong improvement of 2.1 share points over the same period in 2009. RJR Tobacco’s total cigarette market share has declined from the prior year as RJR Tobacco has discontinued many of its non-core cigarette styles and de-emphasized low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on key brands.
Operating Income
     RJR Tobacco’s operating income for the three- and six-month periods ended June 30, 2010, was favorably impacted by higher cigarette pricing, lower marketing spending and continued productivity gains. These gains were partially offset by lower cigarette volume, the payment of a legal judgment and higher FDA user fees. Additionally, unfavorable premium to value mix in the first quarter of 2010 impacted the operating income in the first six months of 2010. In the second quarter of 2010, RJR Tobacco recorded asset impairment charges of $24 million related to a plant closing. During the first quarter of 2009, RJR Tobacco recorded a trademark impairment charge of $377 million related to the forecasted sales impact due to the increase in the federal excise tax.

     RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Settlements	$637	$683	$1,211	$1,250

Federal tobacco quota buyout	$59	$65	$118	$115

FDA user fees	$14	$2	$29	$2

     Expenses under the State Settlement Agreements are expected to be approximately $2.5 billion in 2010, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $230 million to $240 million in 2010. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $70 million to $80 million in 2010.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $39 million and $34 million for the three months ended June 30, 2010 and 2009, respectively; and $76 million and $61 million for the six months ended June 30, 2010 and 2009, respectively. The increase in product liability defense costs in 2010 compared with 2009 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).
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
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2011.
     RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the increased level of activity in RJR Tobacco’s pending cases, including the increased number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to increase. In addition, it is possible that other adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.
American Snuff
Net Sales
     The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
KODIAK	11.6	12.2	(5.5)%	23.5	22.9	2.6%
GRIZZLY	84.2	80.9	4.2%	156.8	145.8	7.6%
Other	1.3	1.2	6.6%	2.5	2.0	22.4%

Total moist snuff	97.1	94.3	3.0%	182.8	170.8	7.1%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     American Snuff’s net sales for the three-month and six-month periods ended June 30, 2010, were favorably impacted by higher moist snuff volume and pricing. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the second quarter of 2010 with gains on core styles and new product introductions such as GRIZZLY 1900 Long Cut. Shipments of KODIAK, American Snuff’s leading premium brand, declined in the second quarter of 2010 due to competitive promotional activity.
     American Snuff’s share of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Three Months Ended
	June 30,	March 31,	Share	June 30,	Share
	2010	2010	Point Change	2009	Point Change
KODIAK	3.5%	3.8%	(0.3)	3.7%	(0.2)
GRIZZLY	25.5%	24.0%	1.5	25.4%	0.1
Other	0.4%	0.3%	0.1	0.3%	0.1

Total moist snuff	29.4%	28.1%	1.3	29.4%	—

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 73% of American Snuff’s revenue in the second quarter of 2010 and approximately 72% in the first six months of 2010 compared with approximately 72% of American Snuff’s revenue in the second quarter of 2009 and approximately 68% for the first six months of 2009. Moist snuff industry shipment volume grew 9.0 share points in the second quarter of 2010 compared with the same period in 2009, due to competitive promotional strategies in 2010.
     The increase in GRIZZLY’s market share of moist snuff shipments in the second quarter of 2010, from the second quarter of 2009, was due to gains on core styles as well as new product introductions. In the first quarter of 2010, GRIZZLY 1900 Long Cut was launched nationally as were embossed metal lids across the entire brand. In the industry, pouch styles have grown nearly 25% through June 30, 2010 and now account for nearly 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for nearly 24% of the pouch segment at June 30, 2010.
     American Snuff expanded CAMEL Dip, a premium moist snuff, in two styles, Wintergreen Wide Cut and Dark Milled, into ten additional markets and introduced a new style, CAMEL Wintergreen Pouches, in those same markets during the first quarter of 2010.
     The shipment share of KODIAK in the second quarter of 2010 was down slightly compared with the second quarter of 2009 due to inventory builds in the second quarter of 2009 following inventory reductions in the first quarter of 2009, driven by the federal excise tax increase. KODIAK upgraded to embossed metal lids late in the first quarter to further enhance the brand’s premium image.
Operating Income
     American Snuff’s operating income for the three months ended June 30, 2010, decreased compared with the three months ended June 30, 2009, partially due to a charge of $11 million in 2010 for severance primarily related to the field trade-marketing service arrangement with RJR Tobacco. Operating income for the six months ended June 30, 2010, increased as the 2009 operating income was unfavorably impacted by a trademark impairment charge of $76 million related to the forecasted sales impact due to the increase in federal excise tax.
RAI Consolidated
     Interest and debt expense was $61 million for the quarter and $121 million for the six months ended June 30, 2010, a decrease of $3 million and $9 million from the respective comparable prior-year periods. These decreases were primarily due to lower debt balances in 2010 as compared with 2009.
     Other expense (income), net was $10 million expense for the quarter and $12 million expense for the six months ended June 30, 2010, and $12 million income for the quarter and $7 million expense for the six months ended June 30, 2009. Other expense (income), net for 2010 included foreign currency translation expense of $6 million and expense related to interest rate swaps of $5 million. Other expense (income), net for the three months ended June 30, 2009, included $12 million income related to interest rate swaps and the six months ended June 30, 2009, included $4 million expense related to interest rate swaps.
     Provision for income taxes was $210 million, for an effective rate of 38.2%, for the three months ended June 30, 2010, compared with $225 million, for an effective rate of 37.4%, for the three months ended June 30, 2009. The provision for income taxes was $424 million, for an effective rate of 40.0%, for the six months ended June 30, 2010, compared with $234 million, for an effective rate of 37.8%, for the six months ended June 30, 2009. The effective tax rate for the first six months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the

Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first six months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. RAI expects its effective tax rate for the full-year of 2010 to be approximately 38.5%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
     Losses from discontinued operations relates to $307 million accrued during the first quarter of 2010, to adjust previous contingency accruals, resulting from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999. RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit to date of $46 million, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the six months ended June 30, 2010. A comprehensive discussion of the Canadian matters is set forth in note 10 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 6 to condensed consolidated financial statements (unaudited).
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
     RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are indentified, appropriate contingency or response plans are developed. During the quarter ended June 30, 2010, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.
     As of June 30, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows
     Net cash flows used in operating activities were $175 million in the first six months of 2010, compared with cash flows from operating activities of $291 million in the first six months of 2009. This change was driven primarily by higher pension contributions and the payment of the full MSA obligation, partially offset by higher pricing and lower inventories in 2010.
     Net cash flows used in investing activities were $34 million in the first six months of 2010, compared with cash flow from investing activities of $7 million for the first six months of 2009 due to higher capital expenditures in 2010 for American Snuff facility expansion projects.
     Net cash flows used in financing activities were $524 million in the first six months of 2010, compared with $698 million in the prior-year period. Dividends paid on common stock in 2010 were higher as a result of the increase in the dividend per share amount. However, the first six months of 2009 also included the repayment of long-term debt.
     Net cash flows related to discontinued operations, net of tax benefit, include payments made in the second quarter of 2010, by RJR Tobacco of $320 million and by Northern Brands of $74 million to certain Canadian governments, resulting from the terms of a Comprehensive Agreement and plea agreement, respectively, associated with the former international businesses that were sold to JTI in 1999. RJR Tobacco’s payment is offset by tax benefits of $46 million, realized in the second quarter of 2010. See notes 6 and 10 to condensed consolidated financial statements (unaudited) for additional details of these payments.
Borrowing Arrangements
     The principal amount of RAI’s and RJR’s outstanding long-term notes was $4.2 billion as of June 30, 2010. RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. For additional information regarding RAI’s interest rate swap transactions, see note 2 to condensed consolidated financial statements (unaudited).
     At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008.
     On July 15, 2010, RAI repaid $300 million of matured long-term notes from existing cash.
     In 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI.
     At June 30, 2010, RAI had $9 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $489 million of the credit facility was available for borrowing.
     Effective July 15, 2010, RAI entered into a third amendment to the credit facility, which, among other things, permits the refinancing of certain existing RAI and RJR notes by the repayment of such notes at maturity with internally generated cash and the issuance of replacement notes within ten months thereafter.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2010.
Dividends
     On February 2, 2010 and May 7, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividends were paid on April 1, 2010 and July 1, 2010, to shareholders of record as of March 10, 2010 and June 10, 2010, respectively.
     On July 15, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividend will be paid on October 1, 2010, to shareholders of record as of September 10, 2010. On an annualized basis, the dividend rate is $3.60 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares of RAI common stock repurchased by RAI are cancelled at the time of repurchase. During the first six months of 2010, at a cost of $5 million, RAI purchased 88,918 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $77 million and $48 million for the first six months of 2010 and 2009, respectively. The increase was primarily the result of American Snuff facility expansion projects. RAI’s operating subsidiaries plan to spend an additional $135 million to $145 million for capital expenditures during the remainder of 2010. Approximately $85 million of the remaining capital expenditures for 2010 is associated with capacity expansion and FDA compliance at American Snuff. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2010.
Litigation and Settlements
     RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2010, RJR Tobacco has paid approximately $24 million since January 1, 2008, related to unfavorable smoking and health litigation judgments. As of June 30, 2010, RJR Tobacco had an accrual of $5 million related to non-smoking and health tobacco litigation.
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
     As a result from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999, RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. A comprehensive discussion of the Canadian matters is set forth in note 10 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 6 to condensed consolidated financial statements (unaudited).
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
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $3.4 billion for the years 2003 through 2009. For more information related to this litigation dispute, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in note 10 to condensed consolidated financial statements (unaudited).
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

     Cigarettes and other tobacco products are subject to substantial taxes in the United States. On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program. Under these federal tax increases:
•	the federal excise tax per pack of 20 cigarettes is $1.01; and

•	the federal excise tax rate for chewing tobacco is $0.5033 per pound, and for snuff is $1.51 per pound.
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of June 30, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.23, compared with the 12-month rolling average of $1.16 as of December 31, 2009. As of June 30, 2010, six states had passed cigarette excise tax increases since January 1, 2010, and a number of other states are considering an increase in their cigarette excise taxes for 2010. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may enact such a tax during its 2010 legislative session. As of June 30, 2010, 31 states taxed moist snuff, and 44 states taxed chewing tobacco, on an ad valorem basis at rates that range from 5% in South Carolina to 95% in Washington. Other states have a unit tax or a weight-based tax. As of June 30, 2010, weight-based taxes on moist snuff range from $.02 for cans weighing between 5/8 of an ounce and 1-5/8 ounces in Alabama to $2.02 per ounce in Maine, and Kentucky has a unit tax of $.19 per unit. Weight-based taxes on chewing tobacco range from $.015 per ounce in Alabama to $2.02 per ounce in Maine. Legislation to convert from an ad valorem to a weight-based tax has been introduced in several states in 2010. As of June 30, 2010, six states had passed tax increases on smokeless tobacco products since January 1, 2010, and a number of other states are considering an increase in their taxes on smokeless tobacco products for 2010.
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
     The following provisions of the FDA Tobacco Act took effect upon passage:
•	no charitable distribution of tobacco products;

•	prohibitions on statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA;

•	pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products; and

•	prohibition on the marketing of tobacco products in conjunction with any other class of product regulated by the FDA.
     In addition, pursuant to the FDA Tobacco Act:

•	as of September 20, 2009, tobacco manufacturers were banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

•	on February 28, 2010, all manufacturers registered with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;

•	on March 18, 2010, the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996;

•	as of April 30, 2010, manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009;

•	as of June 22, 2010, manufacturers were required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”.
     On a going forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:
•	require manufacturers to report harmful constituents;

•	require different and larger warnings on packaging and advertising for cigarettes;

•	require manufacturers to obtain FDA clearance for cigarette and smokeless tobacco products commercially launched or to be launched after February 15, 2007;

•	require manufacturers to test ingredients and constituents identified by FDA and disclose this information to the public;

•	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;

•	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	authorize the FDA to place more severe restrictions on the advertising, marketing and sale of tobacco products;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;

•	authorize the FDA to require the reduction of nicotine and the reduction or elimination of other constituents; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.
     The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:
•	banning all tobacco products; and

•	requiring the reduction of nicotine yields of a tobacco product to zero.
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
     The TPSAC held meetings on March 30-31 and July 15-16, 2010, to discuss the impact on the use of menthol in cigarettes on the public health. The TPSAC is expected to issue a report on this topic by March 22, 2011. A subcommittee of the TPSAC also met on June 8-9 and July 7, 2010, to discuss recommendations for the development of a list of harmful and potentially harmful tobacco constituents. The subcommittee will make recommendations to the full TPSAC committee in due course.
     In February 2010, RJR Tobacco received a letter from the Center for Tobacco Products (which letter is available on the FDA’s web site) requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to FDA’s information request on April 1, 2010. In May 2010, the Center for Tobacco Products sent letters to various tobacco manufacturers, including RJR Tobacco and Santa Fe, containing a document request for certain information concerning the use of menthol in cigarettes.
     On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc. v. United States of America), challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see note 10 to condensed consolidated financial statements (unaudited).
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
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and American Snuff Co., see “— Other Contingencies” in note 10 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing taxation and regulation of tobacco products, including the 2009 federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or that the FDA will extend the ban on characterizing flavors to smokeless tobacco products;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions and expansion of RJR Tobacco’s field trade-marketing organization, without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies; and

•	the expiration of the standstill provisions of the governance agreement.
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
     The table below provides information, as of June 30, 2010, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
Investments:
Variable Rate	$1,576	$—	$—	$—	$—	$35	$1,611	$1,611
Average Interest Rate	0.1%	—	—	—	—	2.5%	0.2%	—
Fixed-Rate	$—	$—	$—	$—	$—	$6	$6	$6
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$300	$—	$450	$685	$—	$2,375	$3,810	$4,135
Average Interest Rate(2)	6.5%	—	7.3%	7.4%	—	7.3%	7.2%	—
Variable Rate	$—	$400	$—	$—	$—	$—	$400	$398
Average Interest Rate(2)	—	1.0%	—	—	—	—	1.0%	—
Swaps – Fixed to Floating:
Notional Amount(3)	$—	$—	$350	$—	$—	$1,150	$1,500	$243
Average Variable Interest Pay Rate(2)	—	—	2.2%	—	—	1.8%	1.9%	—
Average Fixed Interest Receive Rate(2)	—	—	7.3%	—	—	7.1%	7.1%	—
Swaps – Floating to Fixed:
Notional Amount(3)	$—	$—	$350	$—	$—	$1,150	$1,500	$(28)
Average Variable Interest Receive Rate(2)	—	—	2.2%	—	—	1.8%	1.9%	—
Average Fixed Interest Pay Rate(2)	—	—	3.8%	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of June 30, 2010, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the six months ended June 30, 2010, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

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
Item 6. Exhibits
(a)	Exhibits

Exhibit
Number	Description
10.1	Comprehensive Agreement, dated as of April 13, 2010, among R.J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated April 16, 2010).

10.2	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated April 16, 2010).

10.3	American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated June 2, 2010).

10.4	Letter Agreement, dated May 26, 2010, terminating the Contract Manufacturing Agreement, dated July 30, 2004, as amended, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.2 to RAI’s Form 8-K dated June 2, 2010).

10.5	Third Amendment to Credit Agreement, dated July 15, 2010, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated July 19, 2010).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: July 30, 2010	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)