Form 10-Q
period 2010-09-30
REYNOLDS AMERICAN INC
filed 2010-10-28
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 291,526,107 shares of common stock, par value $.0001 per share, as of October 8, 2010

Part I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net sales(1)	$2,146	$2,045	$6,141	$6,017
Net sales, related party	93	107	329	306

Net sales	2,239	2,152	6,470	6,323
Costs and expenses:
Cost of products sold(1)(2)(3)(4)	1,184	1,138	3,437	3,337
Selling, general and administrative expenses	387	371	1,124	1,129
Amortization expense	6	7	19	22
Asset impairment and exit charges	—	—	38	—
Trademark impairment charge	—	—	—	453

Operating income	662	636	1,852	1,382
Interest and debt expense	55	60	176	190
Interest income	(3)	(5)	(9)	(15)
Other expense (income), net	(8)	2	4	9

Income from continuing operations before income taxes	618	579	1,681	1,198
Provision for income taxes	237	217	661	451

Income from continuing operations	381	362	1,020	747
Losses from discontinued operations, net of tax	—	—	(216)	—

Net income	$381	$362	$804	$747

Basic income per share:
Income from continuing operations	$1.31	$1.24	$3.50	$2.56
Losses from discontinued operations	—	—	(0.74)	—

Net income	$1.31	$1.24	$2.76	$2.56

Diluted income per share:
Income from continuing operations	$1.30	$1.24	$3.49	$2.56
Losses from discontinued operations	—	—	(0.74)	—

Net income	$1.30	$1.24	$2.75	$2.56

Dividends declared per share	$0.90	$0.85	$2.70	$2.55

(1)	Excludes excise taxes of $1,130 million and $1,155 million for the three months ended September 30, 2010 and 2009, respectively, and $3,279 million and $2,812 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Includes Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements, expense of $650 million and $643 million for the three months ended September 30, 2010 and 2009, respectively, and $1,887 million and $1,917 million for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Includes federal tobacco quota buyout expenses of $62 million and $61 million for the three months ended September 30, 2010 and 2009, respectively, and $184 million and $179 million for the nine months ended September 30, 2010 and 2009, respectively.

(4)	Includes U.S. Food and Drug Administration, referred to as the FDA, user fees of $15 million and $4 million for the three months ended September 30, 2010 and 2009, respectively, and $45 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash flows from (used in) operating activities:
Net income	$804	$747
Losses from discontinued operations, net of tax	216	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	115	109
Asset impairment and exit charges	38	—
Restructuring charges, net of cash payments	(36)	(30)
Trademark impairment charge	—	453
Deferred income tax expense (benefit)	143	(184)
Pension and postretirement	(225)	(86)
Tobacco settlement	(224)	79
Other, net	187	(199)

Net cash flows from operating activities	1,018	889

Cash flows from (used in) investing activities:
Proceeds from redemption of long-term investments	12	4
Capital expenditures	(115)	(75)
Proceeds from termination of joint venture	28	24
Other, net	5	30

Net cash flows used in investing activities	(70)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(787)	(743)
Repayment of long-term debt	(300)	(200)
Other, net	—	(3)

Net cash flows used in financing activities	(1,087)	(946)

Effect of exchange rate changes on cash and cash equivalents	(6)	9

Net cash flows related to discontinued operations, net of tax benefit	(326)	—

Net change in cash and cash equivalents	(471)	(65)
Cash and cash equivalents at beginning of period	2,723	2,578

Cash and cash equivalents at end of period	$2,252	$2,513

Income taxes paid, net of refunds	$438	$584
Interest paid, net of capitalized interest (2010 — $3)	$135	$149
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,252	$2,723
Accounts receivable	141	109
Accounts receivable, related party	32	96
Notes receivable	33	36
Other receivables	20	15
Inventories	1,020	1,219
Deferred income taxes, net	945	956
Prepaid expenses and other	256	341

Total current assets	4,699	5,495
Property, plant and equipment, net of accumulated depreciation (2010 — $1,599; 2009 — $1,570)	980	1,025
Trademarks and other intangible assets, net of accumulated amortization (2010 — $666; 2009 — $647)	2,701	2,718
Goodwill	8,185	8,185
Other assets and deferred charges	637	586

	$17,202	$18,009

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$100	$196
Tobacco settlement accruals	2,385	2,611
Due to related party	3	3
Deferred revenue, related party	18	57
Current maturities of long-term debt	400	300
Other current liabilities	1,128	1,173

Total current liabilities	4,034	4,340
Long-term debt (less current maturities)	3,710	4,136
Deferred income taxes, net	573	441
Long-term retirement benefits (less current portion)	1,891	2,218
Other noncurrent liabilities	366	376
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2010 — 291,526,107; 2009 — 291,424,051)	—	—
Paid-in capital	8,524	8,498
Accumulated deficit	(568)	(579)
Accumulated other comprehensive loss (Defined benefit pension and postretirement plans: 2010 — $(1,282) and 2009 — $(1,376), net of tax)	(1,328)	(1,421)

Total shareholders’ equity	6,628	6,498

	$17,202	$18,009

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned operating subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; American Snuff Company, LLC (formerly known as Conwood Company, LLC), referred to as American Snuff Co., and Niconovum AB.
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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$7	$8	$1	$1	$22	$24	$3	$3
Interest cost	80	80	20	20	239	239	60	60
Expected return on plan assets	(90)	(84)	(5)	(5)	(269)	(253)	(14)	(15)
Amortization of prior service cost (credit)	1	1	(6)	(6)	3	3	(18)	(18)
Amortization of net loss	30	24	5	4	90	74	14	11
Curtailment	—	—	1	—	—	—	1	—

Total benefit cost	$28	$29	$16	$14	$85	$87	$46	$41

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute a minimum of $309 million to its pension plans in 2010. As of September 30, 2010, RAI expected to contribute up to $812 million to its pension plans in 2010, of which $309 million was contributed during the first nine months of 2010.
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
     Financial assets/(liabilities) carried at fair value in the condensed consolidated balance sheet (unaudited) as of September 30, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,176	$—	$—	$2,176
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	32	32
Auction rate securities — financial insurance companies	—	—	7	7
Mortgage-backed security	—	—	15	15
Marketable equity security	20	—	—	20
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	302	—	302
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(78)	—	(78)
     Financial assets/(liabilities) carried at fair value in the consolidated balance sheet (unaudited) as of December 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,679	$—	$—	$2,679
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	30	30
Auction rate securities — financial insurance companies	—	—	17	17
Mortgage-backed security	—	—	16	16
Marketable equity security	19	—	—	19
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	182	—	182
Interest rate swaps — floating to fixed rate	—	57	—	57
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(2)	—	(2)
     There were no changes among the levels in the nine months ended September 30, 2010.

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
     RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell such securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings, and recognizes the noncredit component in other comprehensive loss.
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
     Financial assets classified as Level 3 investments were as follows:

	September 30, 2010				December 31, 2009
			Gross
		Gross	Unrealized			Gross
		Realized	(Loss)	Estimated		Unrealized	Estimated
	Cost	Loss	Gain(1)	Fair Value	Cost	Loss(1)	Fair Value
Auction rate securities — corporate credit risk	$95	$—	$(63)	$32	$95	$(65)	$30
Auction rate securities — financial insurance companies	8	(2)	1	7	17	—	17
Mortgage-backed security	28	—	(13)	15	31	(15)	16

	$131	$(2)	$(75)	$54	$143	$(80)	$63

(1)	Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The changes in the Level 3 investments during the nine months ended September 30, 2010, were as follows:

	Mortgage-Backed Security
		Gross
	Cost	(Loss) Gain	Estimated Fair Value
Balance as of January 1, 2010	$31	$(15)	$16
Unrealized gains	—	2	2
Redemptions	(3)	—	(3)

Balance as of September 30, 2010	$28	$(13)	$15

	Auction Rate Securities—			Auction Rate Securities—
	Corporate Credit Risk			Financial Insurance Companies
		Gross			Gross
	Cost	(Loss) Gain	Estimated Fair Value	Cost	(Loss) Gain	Estimated Fair Value
Balance as of January 1, 2010	$95	$(65)	$30	$17	$—	$17
Realized losses	—	—	—	—	(2)	(2)
Unrealized gains	—	2	2	—	1	1
Redemptions	—	—	—	(9)	—	(9)

Balance as of September 30, 2010	$95	$(63)	$32	$8	$(1)	$7

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
     The fair value of nonfinancial assets was not measured as of September 30, 2010. Nonfinancial assets measured at fair value on a nonrecurring basis as of June 30, 2010, were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Buildings	$—	$—	$18	$18	$(7)
Equipment	$—	$—	$10	$10	$(29)
Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes in the aggregate, was $4.4 billion and $4.4 billion with an effective average annual interest rate of approximately 5.4% and 5.5%, as of September 30, 2010 and December 31, 2009, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. At September 30, 2010, RAI and RJR had no derivative instruments designated as hedges.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of September 30, 2010, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	5.22 years	5.22 years
     Interest rate swaps are included in the condensed consolidated balance sheets at fair value as follows:

	September 30, 2010	December 31, 2009
Not designated as hedging instrument:
Other assets and deferred charges	$302	$239
Long-term debt (less current maturities)	(208)	(235)
Other noncurrent liabilities	(78)	(2)
     Interest rate swaps impacted the condensed consolidated statements of income as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest and debt expense	$(12)	$(12)	$(36)	$(36)
Other expense (income), net	(9)	(11)	(4)	(7)
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 3 — Intangible Assets
     There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2010.
     The carrying amounts of trademarks and other intangible assets by segment were as follows:

			American
	RJR Tobacco		Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2009	$20	$69	$13	$—	$—	$33	$69
Amortization	(6)	(11)	(2)	—	—	(8)	(11)

Balance as of September 30, 2010	$14	$58	$11	$—	$—	$25	$58

Indefinite-lived:
Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146
Foreign currency translation	—	—	—	—	2	—	2

Balance as of September 30, 2010	$1,163	$99	$1,152	$155	$49	$2,470	$148

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Details of finite-lived intangible assets subject to amortization as of September 30, 2010, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing	$151	$93	$58
Trademarks	95	70	25

	$246	$163	$83

     The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2010	$7
2011	23
2012	20
2013	16
2014	10
Thereafter	7

$83

Note 4 — Asset Impairment and Exit Charges
     On May 28, 2010, RAI announced that its operating companies are taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina will close by mid-2011 and a factory in Yabucoa, Puerto Rico closed in August 2010. Production from those facilities will transfer to RJR Tobacco’s facility in Tobaccoville, North Carolina. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees received severance benefits. In connection with these actions, during the second quarter of 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that will be paid during 2010.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The activity in the restructuring accruals, comprised of employee severance and related benefits, was as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge
Balance as of December 31, 2009	$48	$40
Cash paid in 2010	(14)	(22)

Balance as of September 30, 2010	$34	$18

     The restructuring accruals were included in the condensed consolidated balance sheet (unaudited) as of September 30, 2010, as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge
Other current liabilities	$29	$14
Other noncurrent liabilities	5	4

	$34	$18

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
     This accrual adjustment has been included in losses from discontinued operations in the condensed consolidated statement of income (unaudited) for the nine months ended September 30, 2010. Of the aggregate accrual adjustments of $307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit to date of $68 million, and by Northern

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2010. The remaining $4 million loss accrual is included in other current liabilities in the condensed consolidated balance sheet (unaudited) as of September 30, 2010.
Note 7 — Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$381	$362	$1,020	$747
Losses from discontinued operations	—	—	(216)	—

Net income	$381	$362	$804	$747

Basic weighted average shares, in thousands	291,526	291,371	291,489	291,380
Effect of dilutive potential shares:
Options	5	130	39	137
Stock units	974	419	791	224

Diluted weighted average shares, in thousands	292,505	291,920	292,319	291,741

     The basic income per share calculation includes the unvested restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, as the shares have been determined to be participating securities because they have non-forfeitable dividend rights equivalent to common shares.
Note 8 — Inventories
     The major components of inventories were as follows:

	September 30, 2010	December 31, 2009
Leaf tobacco	$905	$1,052
Other raw materials	50	65
Work in process	76	80
Finished products	156	180
Other	28	32

Total	1,215	1,409
Less LIFO allowance	195	190

	$1,020	$1,219

     RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.
Note 9 — Income Taxes
     The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Provision for income taxes from continuing operations	$237	$217	$661	$451
Effective tax rate	38.3%	37.5%	39.3%	37.6%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The effective tax rate for the first nine months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first nine months of 2009 was impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
Note 10 — Borrowing Arrangements
     In 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI.
     Effective July 15, 2010, RAI entered into a third amendment to the credit facility, which, among other things, permits the refinancing of certain existing RAI and RJR notes within ten months after maturity.
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first nine months of each of 2010 and 2009 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2010.

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
     The circumstances surrounding the State Settlement Agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of smoking and health cases involving RJR Tobacco or its affiliates and indemnitees. The claims underlying the State Settlement Agreements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The State Settlement Agreements settled all the health care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the State Settlement Agreements, and a table depicting the related payment schedule, is set forth below under “— Litigation Affecting the Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements.”
     The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates and indemnitees. Although RJR Tobacco and certain of its affiliates and indemnitees continue to be defendants in health care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes and foreign governments, the vast majority of such cases have been dismissed on legal grounds. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of health care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2010.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     During the third quarter of 2010, 15 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2010, there were 194 cases pending against RJR Tobacco or its affiliates or indemnitees: 184 in the United States; nine in Canada and one in Israel. The U.S. case number does not include the 611 individual smoker cases pending in West Virginia state court as a consolidated action, 7,733 Engle Progeny cases (as hereinafter defined), involving approximately 9,153 individual plaintiffs, and 2,594 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees, as compared with 184 total cases on September 30, 2009. Of the U.S. cases pending on September 30, 2010, 28 are pending in federal court, 155 in state court, primarily in the following states: Florida (28 cases); Maryland (27 cases); Missouri (21 cases); New York (19 cases); Louisiana (15 cases); and California (10 cases).
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of September 30, 2010, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of June 30, 2010, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on July 30, 2010, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	June 30, 2010	Page
Case Type	of September 30, 2010	Increase/(Decrease)	Reference
Individual Smoking and Health	116	8	25
West Virginia IPIC (Number of Plaintiffs)*	1 (611)	(-24)	26
Engle Progeny (Number of Plaintiffs)**	7,733 (9,153)	35 (-29)	26
Broin II	2,594	No Change	31
Class-Action	15	No Change	32
Health Care Cost Recovery	4	No Change	36
State Settlement Agreements-Enforcement and Validity; Adjustments	33	(1)	42
Antitrust	1	No Change	46
Other Litigation and Developments	14	1	46

*	Includes as one case the 611 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The number of cases may increase as the result of the multiple plaintiff cases being dismissed with instructions to file individual cases.
     Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the federal RICO case brought by the U.S. Department of Justice.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of September 30, 2010, RJR Tobacco had been served in 7,733 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 9,153 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of September 30, 2010, RJR Tobacco was aware of 28 additional cases that had been filed but not served (with 302 plaintiffs). A number of the Engle Progeny cases are scheduled for trial or are in trial.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. On April 23, 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants are required to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ application for rehearing was denied on May 12, 2010. In September 2010, the defendants’ application for writ of certiorari with the Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. On September 24, 2010, the U.S. Supreme Court granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition of writ of certiorari.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. On May 22, 2009, the U.S. Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded to the trial court for further proceedings. The defendants sought rehearing and/or rehearing en banc, but that motion was denied by the appellate court on September 22, 2009. On October 21, 2009, the defendants’ motion to stay issuance of the mandate pending the filing and disposition of petitions for writ of certiorari to the U.S Supreme Court was granted. RJR Tobacco and B&W filed their petitions for writ of certiorari to the U.S. Supreme Court on February 19, 2010. The Department of Justice filed its petition for writ of certiorari on February 19, 2010, which included a request for reinstatement of its claims for remedies, including disgorgement of profits. On June 28, 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway.
     For a detailed description of these cases, see “— Engle and Engle Progeny Cases,” “— Class-Action Suits — Medical Monitoring and Smoking Cessation Cases” and “— Health Care Cost Recovery Cases — Department of Justice Case” below.
     In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states, Washington, D.C. and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. These State Settlement Agreements:
•	settled all health care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed future payment obligations in perpetuity on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes and smokeless tobacco products.
     Payments under the State Settlement Agreements are subject to various adjustments for, among other things, the volume of cigarettes sold, relevant market share and inflation. See “— Health Care Cost Recovery Cases — State Settlement Agreements” below for a detailed discussion of the State Settlement Agreements, including RAI’s operating subsidiaries’ monetary obligations under these agreements. RJR Tobacco records the allocation of settlement charges as products are shipped.
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2010 compared to recent years. There are five cases, exclusive of Engle Progeny cases, scheduled for trial as of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2010, for RJR Tobacco or its affiliates and indemnitees: West Virginia IPIC, one class action, one health care cost recovery case, and two individual smoking and health cases. There are 60 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through September 30, 2011, but it is not known how many of these cases will actually be tried.
     Trial Results. From January 1, 2008 through September 30, 2010, 28 smoking and health and health care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 12 cases, including 10 mistrials, tried in Florida (7), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 16 cases tried in Florida.
     In the third quarter of 2010, six Engle Progeny cases in which RJR Tobacco was a defendant were tried:
•	In Piendle v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on August 5, 2010, determined the decedent to be 45% at fault, RJR Tobacco to be 27.5% at fault and the remaining defendant to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco.

•	In Warrick v. R. J. Reynolds Tobacco Co., the court declared a mistrial on August 4, 2010, due to the jury’s inability to reach a verdict. Retrial began on September 13, 2010. On October 4, 2010, the jury returned a complete defense verdict.

•	In Budnick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendant RJR Tobacco on August 26, 2010.

•	In Willis v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 6, 2010.

•	In Frazier v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 15, 2010.

•	In Campbell v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 15, 2010.
     For a detailed description of the above-described cases above, see “— Engle and Engle Progeny Cases” below.
     In the third quarter of 2010, no non-Engle Progeny smoking and health cases (and no health care cost recovery cases) in which RJR Tobacco was a defendant were tried.
     The following chart reflects the verdicts in the smoking and health cases or health care cost recovery cases that have been tried and remain pending as of September 30, 2010, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class Action Suits – Medical Monitoring and Smoking Cessation Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages, which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health Care Cost Recovery Cases – Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

March 24, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages and $40.8 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $483,682. No punitive damages awarded.	See “— Engle and Engle Progeny cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny cases” below.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.06 million against RJR Tobacco.	See “— Individual Smoking and Health Cases” below.

June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million punitive damages.	See “— Engle and Engle Progeny cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status
August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 punitive damages.	See “— Engle and Engle Progeny cases” below.
Individual Smoking and Health Cases
     As of September 30, 2010, 116 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 113 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to September 30, 2010, or remained on appeal as of September 30, 2010.
     On August 15, 2003, the jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review of certain issues. On August 13, 2010, the Superior Court of Pennsylvania entered a memorandum affirming final judgment entered on January 1, 2004. On October 13, 2010, the plaintiff’s application for reargument was denied.
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
     On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007. On September 29, 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages verdict and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. On March 12, 2010, the plaintiff’s motion for leave to reargue was denied. No date has been set for the punitive damages retrial.
     On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. Final judgment will not be entered until the court has ruled on punitive damages. Oral argument on the amount of punitive damages occurred on August 25, 2010. A decision is pending.
West Virginia IPIC
     In West Virginia, as of September 30, 2010, there were 650 cases (of which 611 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in Kanawha County Circuit Court in a single proceeding. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial began on February 1, 2010. On February 3, 2010, a mistrial was granted due to the inability to seat a jury. Retrial began on June 1, 2010. On June 8, 2010, the court declared a second mistrial due to the inability to seat a jury. A new trial tentatively has been scheduled for March 21, 2011.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of September 30, 2010, RJR Tobacco had been served in 7,733 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 9,153 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial, and several of these cases already have been tried in 2010.
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
     In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate and establishes individual bond caps for individual Engle Progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012. The constitutionality of the bond cap has been challenged in several of the cases discussed below. Argument on this issue occurred on September 10, 2010. A decision is pending. If the court finds the bond cap unconstitutional, RJR Tobacco will have to post an additional $52.03 million in those cases. There will also likely be additional challenges in other counties in Florida.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to September 30, 2010, or remained on appeal as of September 30, 2010.
     On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendants’ products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 on June 8, 2009. In June 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. On July 1, 2009, the plaintiff filed a notice of cross appeal of the final judgment. Briefing is complete. Oral argument has not been scheduled.
     On May 20, 2009, in Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 22, 2009, the jury returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied on June 12, 2009. The same day, the court entered final judgment in the amount of $600,000. On July 2, 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal and posted a supersedeas bond in the amount of approximately $700,000. Briefing is complete. Oral argument has not been scheduled.
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. The court entered final judgment on September 13, 2009, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages. RJR Tobacco filed a notice of appeal to the First District Court of Appeal on September 18, 2009. On October 6, 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million. On October 8, 2009, the plaintiff filed a notice of cross appeal of the final judgment. Oral argument occurred on July 20, 2010. A decision is pending.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. On September 13, 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal on January 14, 2010. On January 19, 2010, RJR Tobacco posted a supersedeas bond in the amount of approximately $3 million. Briefing is underway.
     On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of compensatory and punitive damages. On March 10, 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. On July 6, 2010, RJR Tobacco filed a notice of appeal and on July 7, 2010, posted a supersedeas bond in the amount of $5 million. Briefing is underway. On July 28, 2010, the plaintiff filed a notice of cross appeal.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the decedent, Laura Grossman’s, addiction to cigarettes, she developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began on March 29, 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer. On April 29, 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered on June 21, 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal on July 14, 2010. On July 19, 2010, RJR Tobacco posted a supersedeas bond in the amount of approximately $484,000, and the plaintiff filed a notice of cross appeal.
     On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. On March 12, 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. On June 28, 2010, RJR Tobacco filed a notice of appeal to the Second District Court of Appeal and posted a supersedeas bond in the amount of $250,000 on June 29, 2010. Briefing is underway.
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
     On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products. The plaintiff sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. Post-trial motions were denied, and on July 21, 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages, and $10 million in punitive damages. On July 27, 2010, the plaintiff filed a motion to amend or alter the final judgment. On August 23, 2010, RJR Tobacco filed a notice of appeal. Briefing is underway. On September 22, 2010, the court entered an amended judgment to include interest from the date of the verdict. A second notice of appeal was filed on October 1, 2010. The plaintiff filed a notice of cross appeal on October 13, 2010.
     On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff. The jury also found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The defendants’ post-trial motions were denied on June 10, 2010. On September 20, 2010, the court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages. RJR Tobacco filed a notice of appeal on October 13, 2010.
     On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2008 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, finding the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
$15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent, Margot Putney, suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. Post-trial motions were denied, and on August 24, 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal on August 30, 2010. The plaintiff filed a notice of cross appeal on August 31, 2010. Briefing is underway.
     On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory and $40.8 million in punitive damages, which represents 51% of the original damages awards. On May 3, 2010, RJR Tobacco’s post-trial motions were denied. RJR Tobacco filed a notice of appeal on August 17, 2010, and posted a supersedeas bond in the amount of $5 million on August 19, 2010. Briefing is underway.
     In Willis v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Manatee County, Florida, the court granted a mistrial due to the jury’s inability to reach a verdict on May 12, 2010. The plaintiff alleged that he had been addicted to cigarettes and developed unspecified diseases as a result of smoking. The plaintiff sought unspecified compensatory and punitive damages. Retrial began on September 13, 2010. On October 6, 2010, the jury returned a verdict in favor of the defendants.
     On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied on July 19, 2010, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. On August 6, 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. On August 24, 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. On September 1, 2010, the plaintiff filed a notice of appeal.
     In Frazier v. Philip Morris USA Inc., the court declared a mistrial due to the inability to seat a jury on May 14, 2010, in a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleges that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. On October 15, 2010, the jury returned a verdict in favor of the defendants.
     On June 18, 2010, in Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the defendant to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. On July 20, 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. On September 2, 2010, the court denied RJR Tobacco’s post-trial motions. On September 24, 2010, RJR Tobacco filed a notice of appeal. RJR Tobacco posted a supersedeas bond in the amount of approximately $3.8 million on September 29, 2010. The plaintiff filed a notice of cross appeal on October 8, 2010.
     On June 7, 2010, in Soffer v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in December 2007 in the Circuit Court, Alachua County, Florida. The plaintiff alleged that the decedent, Maurice Soffer, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. The plaintiff seeks compensatory damages in excess of $15,000 and no punitive damages. Retrial has been scheduled for June 6, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the defendant to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff filed a motion for new trial as to the amount of the punitive damages. Post-trial motions are pending. On September 8, 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million and $180,000 in punitive damages. After post-trial motions are ruled upon, a notice of appeal will be filed if necessary.
     On August 4, 2010, in Warrick v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a verdict. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that the decedent, Evaline Warrick, was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and lung cancer. Retrial began on September 13, 2010. On October 4, 2010, the jury returned a verdict in favor of the defendants, RJR Tobacco and Philip Morris USA.
     On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendant, RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. On September 13, 2010, the court denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal on October 4, 2010.
     On October 15, 2010, in Campbell v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Hillsborough County, Florida. The plaintiffs alleged that Claudette Campbell was addicted to cigarettes manufactured by the defendants, and as a result, developed, chronic obstructive pulmonary disease, bladder cancer and other smoking related medical conditions and/or diseases.
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
     As of September 30, 2010, there were 2,594 Broin II lawsuits pending in Florida.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Class Action Suits
     Overview. As of September 30, 2010, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, New Mexico and Arizona. All pending class-action cases are discussed below.
     The pending class actions against RJR Tobacco or its affiliates or indemnitees include nine cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri, New Mexico and Arizona and are discussed below under “— ‘Lights’ Cases.”
     Finally, certain third-party payers have filed health care cost recovery actions in the form of class actions. These cases are discussed below under “— Health Care Cost Recovery Cases.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.
     On December 15, 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. On April 23, 2010, the court of appeals amended but largely affirmed the trial court’s July 21, 2008 judgment. The defendants’ motion for rehearing was denied on May 12, 2010. On September 3, 2010, the defendants’ application for writ of certiorari or review with the Louisiana Supreme Court was denied. On September 10, 2010, the defendants’ emergency motion to stay execution of judgment in the Supreme Court of Louisiana was denied. On September 24, 2010, the U.S. Supreme Court granted the defendant’s motion to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The deadline for the defendants to file a petition for writ of certiorari is December 2, 2010.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. On March 7, 2005, the court granted the defendants’ motion to decertify the class. On September 5, 2006, the California Court of Appeal affirmed the judge’s order decertifying the class. On November 1, 2006, the plaintiffs’ petition for review with the California Supreme Court was granted. On May 18, 2009, the California Supreme Court reversed the decision issued by the trial court and affirmed by the California Court of Appeal that decertified the class to the extent that it was based upon the conclusion that all class members were required to demonstrate Proposition 64 standing, and remanded the case to the trial court for further proceedings regarding whether the class representatives have, or can demonstrate, standing. On March 10, 2010, the California Superior Court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act, rendered the court’s September 30, 2004 ruling on the issue no longer viable, and denied the defendants’ second motion for summary judgment. Trial is scheduled to begin May 6, 2011. The plaintiffs filed a tenth amended complaint on September 10, 2010. RJR Tobacco and B&W filed their answers to the complaint on October 13, 2010. Discovery is underway.
     In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. On January 21, 2010, the defendants filed a motion to dismiss. On February 22, 2010, the plaintiffs filed an amended complaint. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. On May 3, 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. On May 7, 2010, the plaintiffs filed a second amended complaint, and on May 24, 2010, filed a corrected second amended complaint. On July 12, 2010, RJR Tobacco’s motion to dismiss the corrected second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint. RJR Tobacco filed a motion to dismiss the plaintiffs’ third amended complaint on September 20, 2010. A hearing is scheduled for December 6, 2010.
     “Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), New Mexico (1) and Arizona (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.
     Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. In that “lights” class-action case pending against Altria Group, Inc. and Philip Morris USA, on December 15, 2008, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. Since this decision, a number of the stayed cases have become active again.
     The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendant’s motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. On December 18, 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment on February 4, 2009. On March 3, 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 4, 2009 order and remand to the circuit court. Oral argument occurred on February 2, 2010. A decision is pending.
     In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class on November 14, 2001. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied on July 11, 2003. On October 17, 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the circuit court. There is currently no activity in the case.
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
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class on December 31, 2003. On April 9, 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 has been scheduled, but it is not expected to proceed at that time.
     In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri on September 23, 2005. On October 25, 2005, the plaintiffs filed a motion to remand, which was granted on March 17, 2006. On April 16, 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, has been scheduled, but it is not expected to proceed at that time.
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case on May 11, 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. On July 11, 2005, the plaintiffs appealed to the Minnesota Court of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. On February 28, 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which on December 4, 2007, reversed the judgment and remanded the case to the District Court. On January 20, 2009, the Minnesota Supreme Court issued an order vacating the February 27, 2008, order that granted RJR Tobacco’s petition for review. On July 22, 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. On October 7, 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. On February 26, 2010, a stipulation and order was entered to stay proceedings in this case, and in Thompson below.
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
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification on December 21, 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting their advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. On March 27, 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint on March 3, 2009, to add a claim of unjust enrichment and to include in the class individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint on March 31, 2009. On July 5, 2009, the plaintiffs filed an additional motion for class certification. On September 8, 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the “lights” claims as to all defendants other than Philip Morris. On October 30, 2009, certain defendants filed a motion for summary judgment on plaintiffs’ youth-marketing claims. On February 22, 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. On April 18, 2010, the court granted the plaintiffs’ motion to file a fourth amended complaint and withdraw the motion to reinstate count I by identifying a new plaintiff. On May 7, 2010, the defendants filed a motion to dismiss the plaintiffs’ fourth amended complaint, which was granted on June 22, 2010. On July 22, 2010, the court denied the plaintiffs’ motion to reconsider. On August 20, 2010, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit.
     In VanDyke v. R. J. Reynolds Tobacco Co., a case filed in August 2009 in the U.S. District Court for the District of New Mexico against RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all New Mexico residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “lights” or “ultra lights.” The plaintiffs allege fraudulent misrepresentation, breach of express warranty, breach of implied warranties of merchantability and of fitness for a particular purpose, violations of the New Mexico Unfair Practices Act, unjust enrichment, negligence and gross negligence. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages to the plaintiff and the class but not damages for personal injury or health care claims. Discovery is underway.
     In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
consumer fraud, concealment, nondisclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. On November 13, 2009, the defendants removed the case to the U.S. District Court for the District of Arizona. On November 30, 2009, RJR Tobacco and RAI filed their answers to the complaint. Discovery is underway.
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
     In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. The case has been stayed pending a final resolution of the plaintiffs’ motion to refer tobacco litigation to the judicial panel on multidistrict litigation filed in In Re: Tobacco Litigation in the Supreme Court of Appeals of West Virginia. On December 26, 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.
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
Health Care Cost Recovery Cases
     Health care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.
     As of September 30, 2010, four health care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.
     State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health care and other assistance to state citizens

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. Effective on November 12, 1999, the MSA settled all the health care cost recovery actions brought by, or on behalf of, the settling jurisdictions and released various additional present and future claims.
     In the settling jurisdictions, the MSA released RJR Tobacco, B&W, and their affiliates and indemnitees, including RAI, from:
•	all claims of the settling states and their respective political subdivisions and other recipients of state health care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims of the settling states and their respective political subdivisions and other recipients of state health care funds, relating to future conduct arising out of the use of or exposure to, tobacco products that have been manufactured in the ordinary course of business.
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2008 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

							2012 and
	2008	2009	2010		2011		thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136		$136		$136
Florida Annual Payment	440	440		440		440		440
Texas Annual Payment	580	580		580		580		580
Minnesota Annual Payment	204	204		204		204		204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004		8,004		8,004		8,004
Base Foundation Funding	25	—		—		—		—
Growers’ Trust(2)	500	295		295		—		—
Offset by federal tobacco buyout(2)	(500)	(295)		(295)		—		—

Total	$9,389	$9,364		$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,703	$2,540		$—		—		—
Settlement cash payments	$2,830	$2,249		$—		—		—
Projected settlement expenses			$	>2,500	$	>2,500	$	>2,500
Projected settlement cash payments			$	>2,500	$	>2,500	$	>2,500

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements-Enforcement and Validity; Adjustments” below.

(2)	The Growers’ Trust payments expire December 2010 and will be offset by certain obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “—Tobacco Buyout Legislation and Related Litigation” below.
     The State Settlement Agreements also contain provisions restricting the marketing of tobacco products. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, apparel

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On May 22, 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:
•	the issue of the extent of Brown & Williamson Holdings’ control over tobacco operations was remanded for further fact finding and clarification;

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	the remedial order was vacated to the extent that it binds all defendants’ subsidiaries and was remanded to the lower court for determination as to whether inclusion of the subsidiaries and which of the subsidiaries satisfy Rule 65(d) of the Federal Rules of Civil Procedure;

•	the court held that the provision found in paragraph four of the injunction, concerning the use of any express or implied health message or health descriptor for any cigarette brand, should not be read to govern overseas sales. The issue was remanded to the lower court with instructions to reformulate it so as to exempt foreign activities that have no substantial, direct and foreseeable domestic effects; and

•	the remedial order was vacated regarding “point of sale” displays and remanded for the district court to evaluate and make due provisions for the rights of innocent persons, either by abandoning this part of the remedial order or re-crafting a new version reflecting the rights of third parties.
     RJR Tobacco and B&W filed their petitions for writ of certiorari to the U.S. Supreme Court on February 19, 2010. The Department of Justice filed its petition for writ of certiorari on February 19, 2010, which included a request for reinstatement of its claims for remedies, including disgorgement of profits. On June 28, 2010, the U.S. Supreme Court denied both parties’ petitions for writ of certiorari. Post-remand proceedings are underway.
     International Cases. Four health care reimbursement cases are pending against RJR Tobacco, its current or former affiliates, or B&W outside the United States, three in Canada and one in Israel. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.
     In 1997, British Columbia enacted the Tobacco Damages Recovery Act, S.B.C. 1997, c. 41, which was amended and renamed the Tobacco Damages Recovery Amendment Act, S.C.B. 1998, c. 45. The act created a civil cause of action for the government to recover the costs of health care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. The subsequent suit by Her Majesty the Queen in Right of the Province of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, the Tobacco Damages and Health Care Costs Recovery Act, S.B.C. 2000, c. 30, and Her Majesty the Queen in Right of the Province of British Columbia brought a new action, filed in January 2001, against many of the same defendants, including RJR Tobacco and one of its affiliates, that is pending in Supreme Court, British Columbia. In this action, the British Columbia government seeks to recover the present value of its total expenditures for health care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco filed a statement of defense on January 12, 2007. In February 2010, the trial date was adjourned and no new date has been set.
     On March 13, 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2006, the Tobacco Damages and Health Care Costs Recovery Act, S.N.B. 2006, c. T-7.5, which is substantially similar to the British Columbia statute enacted in 2000 described above and created a civil cause of action for the government to recover the costs of health care benefits incurred for insured populations of New Brunswick residents resulting from tobacco-related disease. In this action, the New Brunswick government seeks to recover the present value of its total expenditures for health care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
breaches of duty by the manufacturers, the present value of its estimated total expenditures for health care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the New Brunswick statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. On June 26, 2008, RJR Tobacco filed a notice of intent to defend and has since filed defenses to these claims.
     On September 30, 2009, a case was filed on behalf of Her Majesty the Queen in Right of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to New Brunswick legislation enacted in 2009, the Tobacco Damages and Health Care Costs Recovery Act, S.O. 2009, c. 13, which is substantially similar to the British Columbia statute enacted in 2000 described above and created a civil cause of action for the government to recover the costs of health care benefits incurred for insured populations of Ontario residents resulting from tobacco-related disease. In this action, the Ontario government seeks to recover the present value of its total expenditure for health care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditure for health care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the Ontario statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. RJR Tobacco and one of its affiliates filed statements of defense on March 4, 2010, and the government filed an amended statement of claim on August 25, 2010, that deleted the illegal importation claims.
     On September 1, 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. A decision is pending.
     The following six putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the provinces of Alberta, British Columbia, Manitoba, Nova Scotia, and Saskatchewan, although only the action pending in Saskatchewan is being taken forward at this stage:
•	In Adams v. Canadian Tobacco Manufacturers’ Council, a case filed in July 2009 in the Court of Queen’s Bench for Saskatchewan against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals who were alive on July 10, 2009, and who have suffered, or who currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed or distributed by the defendants.

•	In Dorion v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009, in the Court of Queen’s Bench of Alberta against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, dependants

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants.

•	In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in 2009 in the Court of Queen’s Bench of Manitoba against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, and their dependants and family members, who purchased or smoked cigarettes manufactured by the defendants.

•	In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, dependants and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period of January 1, 1954, to the expiry of the opt out period as set by the court.

•	In Bourassa v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic respiratory diseases, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants.

•	In McDermid v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from heart disease, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants.
     In each of these six cases, the plaintiffs allege fraud, fraudulent concealment, breach of warranty, breach of warranty of merchantability and of fitness for a particular purpose, failure to warn, design defects, negligence, breach of a “special duty” to children and adolescents, conspiracy, concert of action, unjust enrichment, market share liability, joint liability, and violations of various trade practices and competition statutes. The plaintiffs seek compensatory and aggravated damages; punitive or exemplary damages; the right to waive the torts described above and claim disgorgement of the amount of revenues or profits the defendants received from the sale of tobacco products to putative class members; interest pursuant to the Pre-judgment Interest Act and other similar legislation; and other relief the court deems just.
     Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these six actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.
     Native American Tribe Cases. As of September 30, 2010, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of September 30, 2010, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. On June 28, 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. On September 11, 2009, the defendants filed a motion for partial summary judgment on the plaintiffs’ claims for future damages and for fraud. On December 1, 2009, the defendants renewed their motion for summary judgment based on the plaintiffs’ lack of proof linking defendants’ allegedly wrongful conduct with the claimed damages. At the same

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
time, the defendants filed motions for summary judgment based upon plaintiffs’ failure to prove unreimbursed costs and plaintiffs’ failure to show fact of injury or damage, as well as motions for partial summary judgment on plaintiffs’ marketing claims, product liability claims, restitution claims, misrepresentation/concealment claims, failure to warn claims, claims for pre-judgment interest, and motions for partial summary judgment based on release and res judicata and preemption. All of these motions are currently pending before the court. While the parties await rulings on these motions, the case remains in active discovery and now has a tentative trial date of January 10, 2011.
     Other Cases. On May 20, 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA Inc., the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. On July 21, 2008, the defendants filed a motion to dismiss for failure to state a claim and lack of standing. On the same day, the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). On March 5, 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs’ motion for reconsideration was denied on April 24, 2009. On May 20, 2009, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On February 4, 2010, the defendants filed a motion to dismiss the appeal before the Second Circuit. On June 23, 2010, the Second Circuit denied the defendants’ motion to dismiss the appeal. On October 8, 2010, a summary order was entered by the Second Circuit that vacated the judgment of the Eastern District of New York and remanded the case with instructions for the court to dismiss the complaint for lack of subject matter jurisdiction.
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
State Settlement Agreements-Enforcement and Validity; Adjustments
     As of September 30, 2010, there were 33 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
     The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
are demonstrably contrary to, or unsupported by, the record. A status conference and hearing on RJR Tobacco’s motion occurred on July 8, 2010. A decision is pending.
     On April 13, 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. On August 11, 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. This matter is currently in the discovery phase.
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
     Six of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court recently declined to review the decision by the Court of Appeals.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State petitioned the Ohio Supreme Court for review, and that petition was denied.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals recently affirmed the judgment, but has yet to hear a separate appeal on the issue of the State’s entitlement to attorneys’ fees. Briefing on the issue of the State’s entitlement to attorneys’ fees is complete. A hearing date has not yet been set.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco has appealed. On August 17, 2010, the Pennsylvania Court of Appeals reversed the trial court on both claims. The Commonwealth has filed a motion for reargument, which is currently pending.

•	In Illinois, RJR Tobacco received a complete defense ruling. The State requested reconsideration of the court’s ruling, and the court reaffirmed its ruling in favor of RJR Tobacco. The State has filed an appeal.
     The three remaining cases — in Maryland, New York and Connecticut — were individually settled in the first quarter of 2010 for a non-material amount.
     Finally, in Stewart v. R. J. Reynolds Tobacco Co., a class action suit was filed in Superior Court, Alameda County, California, in December 2007, against the Rolling Stone’s publisher, Wenner Media, and RJR Tobacco, claiming the mention of bands in the magazine-created content violated their right of publicity. The plaintiffs seek compensatory and punitive damages. The California Appellate Court recently issued an order favoring Wenner Media and remanded the case for further proceedings consistent with the order. More specifically, it ruled that the trial court erred in concluding that a triable issue exists as to whether the editorial feature constitutes commercial speech and also erred in finding that the plaintiffs presented evidence sufficient to establish that they have probability of prevailing on the merits. The plaintiff subsequently entered an agreement dismissing its claims against RJR Tobacco, and it was approved by the court.
     NPM Adjustment. The MSA includes an adjustment, referred to as an NPM Adjustment, that potentially reduces the annual payment obligations of RJR Tobacco and the other PMs. Certain requirements, collectively referred to as the Adjustment Requirements, must be satisfied before the NPM Adjustment for a given year is available:
•	an independent auditor designated under the MSA must determine that the PMs have experienced a market share loss beyond a triggering threshold to those manufacturers that do not participate in the MSA, such non-participating manufacturers referred to as NPMs; and

•	in a binding arbitration proceeding, a firm of independent economic consultants must find that the disadvantages of the MSA were a significant factor contributing to the loss.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of September 30, 2010, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute.
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
     The arbitration panel contemplated by the MSA and the Agreement Regarding Arbitration has been selected and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held on July 20, 2010. A further hearing, focused primarily on jurisdictional and procedural issues, was held on October 5, 2010. Additional proceedings currently are scheduled for December 6-7, 2010. It is anticipated that it will be 12 to 18 months before a decision on the merits with respect to this claim is reached.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of September 30, 2010, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in Kansas.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

In August 2004, the Quebec Ministry of Revenue (1) issued a tax assessment, covering the period January 1, 1990, through December 31, 1998, against JTI-MC for alleged unpaid duties, penalties and interest in an

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
amount of about CAD $1.36 billion; (2) issued an order for the immediate payment of that amount; and (3) obtained an ex parte judgment to enforce the payment of that amount. On August 24, 2004, JTI-MC applied for protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, Toronto, Canada, referred to as CCAA Proceedings, and the court entered an order staying the Quebec Ministry of Revenue’s proceedings as well as other claims and proceedings against JTI-MC. In November 2004, JTI-MC filed a motion in the Superior Court, Province of Quebec, District of Montreal, seeking a declaratory judgment to set aside, annul and declare inoperative the tax assessment and all ancillary enforcement measures and to require the Quebec Minister of Revenue to reimburse JTI-MC for funds unduly appropriated, along with interest and other relief. Pursuant to a court-imposed deadline, Canada and several Provinces filed Crown claims against JTI-MC in the CCAA Proceedings in the following amounts: Canada, CAD $4.3 billion; Ontario, CAD $1.5 billion; New Brunswick, CAD $1.5 billion; Quebec, CAD $1.4 billion; British Columbia, CAD $450 million; Nova Scotia, CAD $326 million; Prince Edward Island, CAD $75 million; and Manitoba, CAD $23 million. In the CCAA Proceedings, the Canadian federal government and some of the provincial governments had asserted that they could make the same tax and related claims against RJR and certain of its subsidiaries, including RJR Tobacco.

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

•	On July 26, 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They are seeking lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million. On August 3, 2010, the parties settled this action, and this action was among the disputed issues that JTI and RJR Tobacco resolved in the SA-MR.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith is claiming CAD $840,000 for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages. On January 10, 2005, Mr. Smith subsequently filed a substantively identical claim in the Superior Court of Justice in Ontario and proposed that the action be tried in Toronto. On August 3, 2010, the parties settled this action, and this action was among the disputed issues that JTI and RJR Tobacco resolved in the SA-MR.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

•	On December 14, 2007, the European Community and 26 member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and member states either had or might have had prior to December 14, 2007,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory member states agreed to release RJR and its affiliates from those same claims.

•	On April 23, 2010, a Statement of Claim was filed against JTI-MC by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.

•	By letter dated February 2, 2010, JTI stated that it would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur in connection with an investigation commenced in January 2010 by the Canada Revenue Agency, referred to as CRA, regarding interest deductions that JTI-MC took on its income tax returns for the period 2005-2008 while it was in the CCAA Proceedings. This matter was resolved between JTI and RJR Tobacco in the SA-MR.
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco, and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco have been paying defense costs and expenses incurred by JTI in connection with some, but not all, of the Canadian litigation matters described above. RJR Tobacco expensed $4 million during the first nine months of 2010 and $6 million during the first nine months of 2009, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation.
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
     European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products, Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion occurred on October 26, 2010. A decision is pending. There has been no other activity in the case.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On January 19, 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part, and denied in part, RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. On June 26, 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office, referred to as the PTO. On June 26, 2007, the court also entered final judgment in favor of RJR Tobacco and against Star, dismissing all of Star’s claims with prejudice. On June 27, 2007, Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.
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
     On November 30, 2009, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending the Star I litigation. On December 21, 2009, the district court denied Star’s combined motion for judgment as a matter of law or new trial, entered judgment in RJR Tobacco’s favor and awarded RJR Tobacco all assessable costs. On December 21, 2009, the district court also deferred proceedings with respect to RJR Tobacco’s motion for attorneys’ fees and excess costs pending final resolution of the re-examination and any appellate proceedings. On December 22, 2009, Star filed a notice of appeal.
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
     On February 2, 2010, Star’s appeal was docketed by the Court of Appeals for the Federal Circuit. Briefing is complete. Oral argument has not yet been scheduled.
     Finally, both of Star’s patents are the subject of re-examination in the PTO, based on substantial new questions of patentability that exist for both patents. On September 11, 2009, the PTO issued an office action rejecting the claims

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
currently under re-examination. On November 10, 2009, Star filed responses in the re-examinations. On May 13, 2010, the PTO issued notices of intent to issue re-examination certificates, cancelling the claims under re-examination and terminating the re-examination proceedings due to Star’s failure to comply with federal patent examining procedures. On May 14, 2010, Star filed petitions to reopen the re-examination proceedings. On October 1, 2010, the PTO ruled on the petitions and requested Star to either explain why it failed to comply with the patent examining procedures, or to file a petition that explains why its failure was either unavoidable or unintentional. Star has until October 31, 2010, to comply with the PTO’s request.
     Other Matters. RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. On July 6, 2005, the court dismissed the entire action on a variety of grounds. On December 13, 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. On October 1, 2007, the U.S. Supreme Court denied the plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. On August 11, 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case. However, the motion to dismiss excluded plaintiffs Timothy and Chester Hurdle, who filed a third amended complaint on July 31, 2007. At the time, no ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint. On April 15, 2009, the court granted the defendants’ motion to dismiss the third amended complaint without prejudice. On September 3, 2009, the court issued a ruling to show cause as to why the case should not be dismissed with prejudice and finality. The Hurdle plaintiffs filed a fourth amended complaint under the Hurdle docket number on October 2, 2009, and filed a motion for leave to file a fourth amended complaint and a notice of filing with the Multidistrict Litigation panel on October 5, 2009. Certain defendants responded to the plaintiffs’ filings on October 19, 2009, requesting that the plaintiffs’ fourth amended complaint not be permitted to be filed or that it should be dismissed with prejudice. On July 30, 2010, the Northern District of Illinois denied the plaintiffs’ motion to file a fourth amended complaint and dismissed the Hurdle plaintiffs’ consumer protection claim with prejudice. On August 30, 2010, the plaintiffs’ filed a notice of appeal.
     In November, 2009, RAI and B&W were served with subpoenas issued by the Office of the Inspector General, U.S. Department of Defense, seeking two broad categories of documents in connection with a civil investigation:
•	documents regarding the sale of U.S. manufactured cigarettes to the Army Air Force Exchange Service and the Navy Exchange Command either directly by the manufacturers or through distributors during the period January 1, 1998 through December 31, 2001; and

•	documents regarding the sale of U.S. manufactured cigarettes by the manufacturers to civilian market customers for resale in non-federal excise tax markets during the periods January 1, 1998 through December 31, 2001 and September 1, 2008 through September 1, 2009.
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
Smokeless Tobacco Litigation
     As of September 30, 2010, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Virginia court as the 611 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
Employment Litigation
     On April 15, 2010, in Hapes v. Santa Fe Natural Tobacco Company, the plaintiff filed a complaint in the Santa Fe County, New Mexico District Court. The plaintiff alleges hostile work environment, sex discrimination, retaliation and discriminatory failure to promote in violation of Title VII and the Family & Medical Leave Act. She is seeking unspecified lost wages and benefits, as well as emotional distress damages and attorneys’ fees. Punitive damages are not specifically requested. Santa Fe has filed its answer and intends to remove the case to the U.S. District Court for the District of New Mexico.
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
     In September 2009, the U.S. Environmental Protection Agency, referred to as EPA, passed a rule which requires companies to monitor greenhouse gas, referred to as GHG, emissions beginning in January, 2010 and, depending upon the industry in which the particular company operates or the amount of the company’s GHG emissions, report these emissions to EPA on an annual basis, beginning in 2011. Based upon its current GHG emission levels, RJR Tobacco expects that it will be necessary to submit GHG emissions reports to the EPA pertaining to at least one of its facilities. RJR Tobacco is fully prepared to submit this data in accordance with the EPA’s regulations.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 12 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	804	—	804	$804
Retirement benefits, includes $8 million tax expense	—	—	—	94	94	94
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	4	4	4
Cumulative translation adjustment, net of $8 million tax benefit	—	—	—	(5)	(5)	(5)

Total comprehensive income	—	—	—	—		$897

Dividends — $2.70 per share	—	—	(793)	—	(793)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	29	—	—	29
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of September 30, 2010	$—	$8,524	$(568)	$(1,328)	$6,628

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first nine months of 2010, RAI purchased 89,048 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.
     On February 2, 2010, May 7, 2010 and July 15, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share, or $3.60 on an annualized basis, to shareholders of record as of March 10, 2010, June 10, 2010 and September 10, 2010, respectively.
Note 13 — Stock Plans
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL and KOOL were five of the ten best-selling brands of cigarettes in the United States as of September 30, 2010. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus and CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
     RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest-selling moist snuff brands, GRIZZLY and KODIAK. American Snuff’s other products include WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco.
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
     Segment Data:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net sales:
RJR Tobacco	$1,917	$1,867	$5,579	$5,513
American Snuff	185	177	528	512
All Other	137	108	363	298

Consolidated net sales	$2,239	$2,152	$6,470	$6,323

Operating income:
RJR Tobacco	$561	$532	$1,572	$1,170
American Snuff	95	93	253	193
All Other	33	36	91	85
Corporate expense	(27)	(25)	(64)	(66)

Consolidated operating income	$662	$636	$1,852	$1,382

Reconciliation to income from continuing operations before income taxes:
Operating income	$662	$636	$1,852	$1,382
Interest and debt expense	55	60	176	190
Interest income	(3)	(5)	(9)	(15)
Other expense (income), net	(8)	2	4	9

Income from continuing operations before income taxes	$618	$579	$1,681	$1,198

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT. The following is a summary of balances and transactions with such BAT affiliates.
     Balances:

	September 30,	December 31,
	2010	2009
Accounts receivable	$32	$96
Accounts payable	3	3
Deferred revenue	18	57
     Transactions for the nine months ended September 30:

	2010	2009
Net sales	$329	$306
Purchases	10	10
     RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. During the second quarter of 2010, RJR Tobacco and BAT concluded their negotiations over certain contract manufacturing arrangements, which resulted in the termination of a prior contract manufacturing agreement between RJR Tobacco and an affiliate of BAT and entering into a new contract manufacturing agreement with pricing based on negotiated cost plus 10% for 2010. For contract years 2011 through 2014, prices will increase or decrease by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales during the nine months ended September 30, 2010.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $4.0 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., Rosswil, LLC, Conwood Holdings, Inc., Santa Fe, Lane, GPI, and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2010
Net sales	$—	$2,123	$41	$(18)	$2,146
Net sales, related party	—	93	—	—	93
Cost of products sold	—	1,179	23	(18)	1,184
Selling, general and administrative expenses	3	364	21	(1)	387
Amortization expense	—	6	—	—	6
Asset impairment and exit charges	—	—	—	—	—

Operating income (loss)	(3)	667	(3)	1	662
Interest and debt expense	53	2	—	—	55
Interest income	—	(1)	(2)	—	(3)
Intercompany interest (income) expense	(29)	29	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other income, net	(7)	—	(1)	—	(8)

Income (loss) from continuing operations before income taxes	(20)	648	—	(10)	618
Provision for (benefit from) income taxes	(7)	244	(1)	1	237
Equity income from subsidiaries	394	3	—	(397)	—

Net income	$381	$407	$1	$(408)	$381

For the Three Months Ended September 30, 2009
Net sales	$—	$2,035	$40	$(30)	$2,045
Net sales, related party	—	107	—	—	107
Cost of products sold	—	1,149	19	(30)	1,138
Selling, general and administrative expenses	—	354	17	—	371
Amortization expense	—	7	—	—	7

Operating income	—	632	4	—	636
Interest and debt expense	58	2	—	—	60
Interest income	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(30)	29	1	—	—
Intercompany dividend income	—	(11)	—	11	—
Other (income) expense, net	(9)	11	—	—	2

Income (loss) before income taxes	(19)	603	6	(11)	579
Provision for (benefit from) income taxes	(8)	224	1	—	217
Equity income from subsidiaries	373	6	—	(379)	—

Net income	$362	$385	$5	$(390)	$362

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010
Net sales	$—	$6,102	$120	$(81)	$6,141
Net sales, related party	—	329	—	—	329
Cost of products sold	—	3,456	62	(81)	3,437
Selling, general and administrative expenses	12	1,055	58	(1)	1,124
Amortization expense	—	19	—	—	19
Asset impairment and exit charges	—	24	14	—	38

Operating income (loss)	(12)	1,877	(14)	1	1,852
Interest and debt expense	170	6	—	—	176
Interest income	—	(3)	(6)	—	(9)
Intercompany interest (income) expense	(90)	90	—	—	—
Intercompany dividend income	—	(32)	—	32	—
Other expense, net	—	4	—	—	4

Income (loss) from continuing operations before income taxes	(92)	1,812	(8)	(31)	1,681
Provision for (benefit from) income taxes	(30)	697	(7)	1	661
Equity income (loss) from subsidiaries	866	(69)	—	(797)	—

Income (loss) from continuing operations	804	1,046	(1)	(829)	1,020
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$804	$904	$(75)	$(829)	$804

For the Nine Months Ended September 30, 2009
Net sales	$—	$5,998	$120	$(101)	$6,017
Net sales, related party	—	306	—	—	306
Cost of products sold	—	3,378	59	(100)	3,337
Selling, general and administrative expenses	10	1,070	49	—	1,129
Amortization expense	—	22	—	—	22
Trademark impairment charge	—	453	—	—	453

Operating income (loss)	(10)	1,381	12	(1)	1,382
Interest and debt expense	183	7	—	—	190
Interest income	—	(7)	(8)	—	(15)
Intercompany interest (income) expense	(85)	84	1	—	—
Intercompany dividend income	—	(32)	—	32	—
Other (income) expense, net	(3)	12	—	—	9

Income (loss) before income taxes	(105)	1,317	19	(33)	1,198
Provision for (benefit from) income taxes	(38)	488	1	—	451
Equity income from subsidiaries	814	20	—	(834)	—

Net income	$747	$849	$18	$(867)	$747

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010
Cash flows from operating activities	$120	$1,220	$10	$(332)	$1,018

Cash flows from (used in) investing activities:
Proceeds from redemption of long-term investments	—	12	—	—	12
Capital expenditures	—	(113)	(2)	—	(115)
Proceeds from termination of joint venture	—	—	28	—	28
Other, net	—	5	—	—	5
(Contributions to) return of intercompany investments	897	(75)	—	(822)	—
Intercompany notes receivable	40	22	—	(62)	—

Net cash flows from (used in) investing activities	937	(149)	26	(884)	(70)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(787)	(300)	—	300	(787)
Dividends paid on preferred stock	(32)	—	—	32	—
Repayment of long-term debt	(300)	—	—	—	(300)
Receipt (distribution) of equity	—	(897)	75	822	—
Intercompany notes payable	(21)	(40)	(1)	62	—

Net cash flows from (used in) financing activities	(1,140)	(1,237)	74	1,216	(1,087)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Net cash flows related to discontinued operations, net of tax benefit	72	(324)	(74)	—	(326)

Net change in cash and cash equivalents	(11)	(490)	30	—	(471)
Cash and cash equivalents at beginning of period	361	2,136	226	—	2,723

Cash and cash equivalents at end of period	$350	$1,646	$256	$—	$2,252

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2009
Cash flows from operating activities	$274	$1,071	$16	$(472)	$889

Cash flows from (used in) investing activities:
Proceeds from redemption of long-term investments	—	4	—	—	4
Capital expenditures	—	(72)	(3)	—	(75)
Proceeds from termination of joint venture	—	—	24	—	24
Other, net	1	29	—	—	30
Return of intercompany investments	610	—	—	(610)	—
Intercompany notes receivable	40	17	—	(57)	—

Net cash flows from (used in) investing activities	651	(22)	21	(667)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(743)	(440)	—	440	(743)
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(610)	—	610	—
Repayment of long-term debt	(189)	(11)	—	—	(200)
Other, net	(3)	—	—	—	(3)
Intercompany notes payable	(17)	(40)	—	57	—

Net cash flows used in financing activities	(984)	(1,101)	—	1,139	(946)

Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9

Net change in cash and cash equivalents	(59)	(52)	46	—	(65)
Cash and cash equivalents at beginning of period	272	2,091	215	—	2,578

Cash and cash equivalents at end of period	$213	$2,039	$261	$—	$2,513

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2010
Assets
Cash and cash equivalents	$350	$1,646	$256	$—	$2,252
Accounts receivable	—	110	31	—	141
Accounts receivable, related party	—	32	—	—	32
Notes receivable	—	1	32	—	33
Other receivables	3	9	8	—	20
Inventories	—	986	36	(2)	1,020
Deferred income taxes, net	7	937	1	—	945
Prepaid expenses and other	56	177	24	(1)	256
Short-term intercompany notes and interest receivable	80	46	—	(126)	—
Other intercompany receivables	165	—	—	(165)	—

Total current assets	661	3,944	388	(294)	4,699
Property, plant and equipment, net	6	967	6	1	980
Trademarks and other intangible assets, net	—	2,652	49	—	2,701
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,000	1,366	—	(3,366)	—
Investment in subsidiaries	9,513	468	—	(9,981)	—
Other assets and deferred charges	347	215	99	(24)	637

Total assets	$12,527	$17,778	$561	$(13,664)	$17,202

Liabilities and shareholders’ equity
Accounts payable	$1	$95	$4	$—	$100
Tobacco settlement accruals	—	2,385	—	—	2,385
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	18	—	—	18
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	366	716	46	—	1,128
Short-term intercompany notes and interest payable	32	80	14	(126)	—
Other intercompany payables	—	146	20	(166)	—

Total current liabilities	799	3,443	84	(292)	4,034
Intercompany notes and interest payable	1,366	2,000	—	(3,366)	—
Long-term debt (less current maturities)	3,589	121	—	—	3,710
Deferred income taxes, net	—	591	6	(24)	573
Long-term retirement benefits (less current portion)	49	1,833	9	—	1,891
Other noncurrent liabilities	96	268	2	—	366
Shareholders’ equity	6,628	9,522	460	(9,982)	6,628

Total liabilities and shareholders’ equity	$12,527	$17,778	$561	$(13,664)	$17,202

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$361	$2,136	$226	$—	$2,723
Accounts receivable	—	90	19	—	109
Accounts receivable, related party	—	96	—	—	96
Notes receivable	—	1	35	—	36
Other receivables	1	13	1	—	15
Inventories	—	1,186	35	(2)	1,219
Deferred income taxes, net	13	942	1	—	956
Prepaid expenses and other	15	315	11	—	341
Short-term intercompany notes and interest receivable	80	55	—	(135)	—
Other intercompany receivables	149	—	—	(149)	—

Total current assets	619	4,834	328	(286)	5,495
Property, plant and equipment, net	7	990	28	—	1,025
Trademarks and other intangible assets, net	—	2,671	47	—	2,718
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,040	1,387	—	(3,427)	—
Investment in subsidiaries	9,708	464	—	(10,172)	—
Other assets and deferred charges	292	186	134	(26)	586

Total assets	$12,666	$18,698	$556	$(13,911)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$190	$6	$—	$196
Tobacco settlement accruals	—	2,611	—	—	2,611
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	300
Other current liabilities	355	781	37	—	1,173
Short-term intercompany notes and interest payable	31	80	24	(135)	—
Other intercompany payables	—	149	—	(149)	—

Total current liabilities	686	3,871	67	(284)	4,340
Intercompany notes and interest payable	1,387	2,040	—	(3,427)	—
Long-term debt (less current maturities)	4,014	122	—	—	4,136
Deferred income taxes, net	—	456	11	(26)	441
Long-term retirement benefits (less current portion)	65	2,137	16	—	2,218
Other noncurrent liabilities	16	360	—	—	376
Shareholders’ equity	6,498	9,712	462	(10,174)	6,498

Total liabilities and shareholders’ equity	$12,666	$18,698	$556	$(13,911)	$18,009

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2010
Net sales	$—	$—	$1,851	$328	$(33)	$2,146
Net sales, related party	—	—	90	3	—	93
Cost of products sold	—	—	1,098	120	(34)	1,184
Selling, general and administrative expenses	3	1	292	92	(1)	387
Amortization expense	—	—	6	—	—	6
Asset impairment and exit charges	—	—	—	—	—	—

Operating income (loss)	(3)	(1)	545	119	2	662
Interest and debt expense	53	1	1	—	—	55
Interest income	—	—	(1)	(2)	—	(3)
Intercompany interest (income) expense	(29)	(2)	(11)	42	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense (income), net	(7)	—	1	(2)	—	(8)

Income (loss) from continuing operations before income taxes	(20)	11	555	81	(9)	618
Provision for (benefit from) income taxes	(7)	—	214	29	1	237
Equity income from subsidiaries	394	346	3	—	(743)	—

Net income	$381	$357	$344	$52	$(753)	$381

For the Three Months Ended September 30, 2009
Net sales	$—	$—	$1,790	$295	$(40)	$2,045
Net sales, related party	—	—	106	1	—	107
Cost of products sold	—	—	1,080	99	(41)	1,138
Selling, general and administrative expenses	—	1	292	78	—	371
Amortization expense	—	—	7	—	—	7

Operating income (loss)	—	(1)	517	119	1	636
Interest and debt expense	58	3	—	(1)	—	60
Interest income	—	—	(2)	(3)	—	(5)
Intercompany interest (income) expense	(30)	(1)	(12)	43	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other (income) expense, net	(9)	12	(1)	—	—	2

Income (loss) before income taxes	(19)	(4)	532	80	(10)	579
Provision for (benefit from) income taxes	(8)	(5)	204	26	—	217
Equity income from subsidiaries	373	333	6	—	(712)	—

Net income	$362	$334	$334	$54	$(722)	$362

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010
Net sales	$—	$—	$5,346	$919	$(124)	$6,141
Net sales, related party	—	—	321	8	—	329
Cost of products sold	—	—	3,235	327	(125)	3,437
Selling, general and administrative expenses	12	2	854	257	(1)	1,124
Amortization expense	—	—	18	1	—	19
Asset impairment and exit charges	—	—	24	14	—	38

Operating income (loss)	(12)	(2)	1,536	328	2	1,852
Interest and debt expense	170	5	1	—	—	176
Interest income	—	—	(3)	(6)	—	(9)
Intercompany interest (income) expense	(90)	(4)	(31)	125	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other expense (income), net	—	1	6	(3)	—	4

Income (loss) from continuing operations before income taxes	(92)	28	1,563	212	(30)	1,681
Provision for (benefit from) income taxes	(30)	—	618	72	1	661
Equity income from subsidiaries	866	649	8	—	(1,523)	—

Income from continuing operations	804	677	953	140	(1,554)	1,020
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income	$804	$765	$723	$66	$(1,554)	$804

For the Nine Months Ended September 30, 2009
Net sales	$—	$—	$5,319	$854	$(156)	$6,017
Net sales, related party	—	—	299	7	—	306
Cost of products sold	—	—	3,195	298	(156)	3,337
Selling, general and administrative expenses	10	2	896	221	—	1,129
Amortization expense	—	—	21	1	—	22
Trademark impairment charge	—	—	377	76	—	453

Operating income (loss)	(10)	(2)	1,129	265	—	1,382
Interest and debt expense	183	7	—	—	—	190
Interest income	—	—	(6)	(9)	—	(15)
Intercompany interest (income) expense	(85)	(5)	(39)	129	—	—
Intercompany dividend income	—	(32)	—	—	32	—
Other (income) expense, net	(3)	12	—	—	—	9

Income (loss) before income taxes	(105)	16	1,174	145	(32)	1,198
Provision for (benefit from) income taxes	(38)	(5)	452	42	—	451
Equity income from subsidiaries	814	740	18	—	(1,572)	—

Net income	$747	$761	$740	$103	$(1,604)	$747

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010
Cash flows from operating activities	$120	$433	$1,033	$169	$(737)	$1,018

Cash flows from (used in) investing activities:
Proceeds from redemption of long-term investments	—	—	12	—	—	12
Capital expenditures	—	—	(38)	(77)	—	(115)
Proceeds from termination of joint venture	—	—	—	28	—	28
Other, net	—	2	2	1	—	5
(Contributions to) return of intercompany investments, net	897	720	—	—	(1,617)	—
Intercompany notes receivable	40	22	22	—	(84)	—

Net cash flows from (used in) investing activities	937	744	(2)	(48)	(1,701)	(70)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(787)	(300)	(405)	—	705	(787)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Repayment of long-term debt	(300)	—	—	—	—	(300)
Receipt (distribution) of equity	—	(897)	(795)	75	1,617	—
Intercompany notes payable	(21)	1	—	(64)	84	—

Net cash flows from (used in) financing activities	(1,140)	(1,196)	(1,200)	11	2,438	(1,087)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)

Net cash flows related to discontinued operations, net of tax benefit	72	—	(324)	(74)	—	(326)

Net change in cash and cash equivalents	(11)	(19)	(493)	52	—	(471)
Cash and cash equivalents at beginning of period	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of period	$350	$5	$1,508	$389	$—	$2,252

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2009
Cash flows from operating activities	$274	$1,127	$834	$146	$(1,492)	$889

Cash flows from (used in) investing activities:
Proceeds from redemption of long-term investments	—	—	4	—	—	4
Capital expenditures	—	—	(33)	(42)	—	(75)
Proceeds from termination of joint venture	—	—	—	24	—	24
Other, net	1	6	22	1	—	30
Return of intercompany investments	610	—	—	—	(610)	—
Intercompany notes receivable	40	8	14	—	(62)	—

Net cash flows from (used in) investing activities	651	14	7	(17)	(672)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(743)	(440)	(1,020)	—	1,460	(743)
Other, net	(3)	—	—	—	—	(3)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Distribution of equity	—	(610)	—	—	610	—
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Intercompany notes payable	(17)	3	—	(48)	62	—

Net cash flows used in financing activities	(984)	(1,058)	(1,020)	(48)	2,164	(946)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9

Net change in cash and cash equivalents	(59)	83	(179)	90	—	(65)
Cash and cash equivalents at beginning of period	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of period	$213	$89	$1,798	$413	$—	$2,513

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2010
Assets
Cash and cash equivalents	$350	$5	$1,508	$389	$—	$2,252
Accounts receivable	—	—	48	93	—	141
Accounts receivable, related party	—	—	31	1	—	32
Notes receivable	—	1	—	32	—	33
Other receivables	3	—	8	9	—	20
Inventories	—	—	599	423	(2)	1,020
Deferred income taxes, net	7	1	903	34	—	945
Prepaid expenses and other	56	1	163	36	—	256
Short-term intercompany notes and interest receivable	80	24	175	—	(279)	—
Other intercompany receivables	165	—	—	—	(165)	—

Total current assets	661	32	3,435	1,017	(446)	4,699
Property, plant and equipment, net	6	—	701	272	1	980
Trademarks and other intangible assets, net	—	—	1,333	1,368	—	2,701
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,000	174	1,366	—	(3,540)	—
Investment in subsidiaries	9,513	7,497	443	—	(17,453)	—
Other assets and deferred charges	347	55	169	100	(34)	637

Total assets	$12,527	$7,758	$12,750	$5,639	$(21,472)	$17,202

Liabilities and shareholders’ equity
Accounts payable	$1	$—	$83	$16	$—	$100
Tobacco settlement accruals	—	—	2,343	42	—	2,385
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	18	—	—	18
Current maturities on long-term debt	400	—	—	—	—	400
Other current liabilities	366	10	608	144	—	1,128
Short-term intercompany notes and interest payable	32	132	—	115	(279)	—
Other intercompany payables	—	44	121	—	(165)	—

Total current liabilities	799	186	3,176	317	(444)	4,034
Intercompany notes and interest payable	1,366	—	—	2,174	(3,540)	—
Long-term debt (less current maturities)	3,589	121	—	—	—	3,710
Deferred income taxes, net	—	—	122	485	(34)	573
Long-term retirement benefits (less current portion)	49	22	1,704	116	—	1,891
Other noncurrent liabilities	96	13	252	5	—	366
Shareholders’ equity	6,628	7,416	7,496	2,542	(17,454)	6,628

Total liabilities and shareholders’ equity	$12,527	$7,758	$12,750	$5,639	$(21,472)	$17,202

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2009
Assets
Cash and cash equivalents	$361	$24	$2,001	$337	$—	$2,723
Accounts receivable	—	—	47	62	—	109
Accounts receivable, related party	—	—	96	—	—	96
Notes receivable	—	1	—	35	—	36
Other receivables	1	—	9	5	—	15
Inventories	—	—	760	461	(2)	1,219
Deferred income taxes, net	13	1	914	28	—	956
Prepaid expenses and other	15	1	297	28	—	341
Short-term intercompany notes and interest receivable	80	31	173	—	(284)	—
Other intercompany receivables	149	—	—	26	(175)	—

Total current assets	619	58	4,297	982	(461)	5,495
Property, plant and equipment, net	7	—	781	237	—	1,025
Trademarks and other intangible assets, net	—	—	1,352	1,366	—	2,718
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,040	190	1,387	—	(3,617)	—
Investment in subsidiaries	9,708	7,869	448	—	(18,025)	—
Other assets and deferred charges	292	57	156	134	(53)	586

Total assets	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$117	$79	$—	$196
Tobacco settlement accruals	—	—	2,568	43	—	2,611
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	—	300
Other current liabilities	355	6	690	122	—	1,173
Short-term intercompany notes and interest payable	31	131	—	122	(284)	—
Other intercompany payables	—	39	136	—	(175)	—

Total current liabilities	686	176	3,571	366	(459)	4,340
Intercompany notes and interest payable	1,387	—	—	2,230	(3,617)	—
Long-term debt (less current maturities)	4,014	122	—	—	—	4,136
Deferred income taxes, net	—	—	—	494	(53)	441
Long-term retirement benefits (less current portion)	65	31	2,029	93	—	2,218
Other noncurrent liabilities	16	104	255	1	—	376
Shareholders’ equity	6,498	7,741	7,869	2,417	(18,027)	6,498

Total liabilities and shareholders’ equity	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 18 — Subsequent event
     On October 12, 2010, RAI’s Board of Directors approved a two-for-one stock split of RAI’s common stock, to be issued on November 15, 2010, to shareholders of record on November 1, 2010. Shareholders on the record date will receive one additional share of RAI common stock for each share owned. After the split, there will be approximately 583 million shares outstanding of RAI common stock.

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2010 with the third quarter of 2009 and the first nine months of 2010 with the first nine months of 2009. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     During the second quarter of 2010, RAI announced that its operating companies are taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina will close by mid-2011 and a factory in Yabucoa, Puerto Rico closed in August 2010. Production from those facilities will transfer to RJR Tobacco’s facility in Tobaccoville, North Carolina. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees received severance benefits. In connection with these actions, during the second quarter of 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that will be paid during 2010.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL and KOOL were five of the ten best-selling brands of cigarettes in the United States as of September 30, 2010. Those brands, and its other brands, including SALEM, MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
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
     In order to improve efficiencies, increase speed to market and provide stronger retail support, the field trade-marketing group at RJR Tobacco expanded during 2010 to provide services to American Snuff through a services agreement.
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
     Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers has begun increasing focus on product innovation and expansion into smoke-free tobacco categories, such as moist snuff and snus.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew nearly 9% in the first nine months of 2010 and have grown at an average rate of approximately 6% per year over the last five years, driven by the accelerated growth of price-value brands. The growth in moist snuff volumes is higher in 2010 than the prior year due to competitive promotional strategies during 2010 and a change in competitive shipments reporting, which excludes product returns. Profit margins on moist snuff products are generally higher than on cigarettes. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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
     As discussed in note 11 to condensed consolidated financial statements (unaudited), RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.
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
State Settlement Agreements
     RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements related to governmental health care cost recovery actions. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in note 11 to condensed consolidated financial statements (unaudited).

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
     As of September 30, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused certain auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. Auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found.
     These investments will be evaluated on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell such securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings and recognizes the noncredit component in other comprehensive loss. For additional information relating to these investments, see note 2 to condensed consolidated financial statements (unaudited).
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
Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Net sales(1):
RJR Tobacco	$1,917	$1,867	2.7%	$5,579	$5,513	1.2%
American Snuff	185	177	4.6%	528	512	3.1%
All other	137	108	26.9%	363	298	21.8%

Net sales	2,239	2,152	4.0%	6,470	6,323	2.3%
Cost of products sold(1)(2)	1,184	1,138	4.0%	3,437	3,337	3.0%
Selling, general and administrative expenses	387	371	4.3%	1,124	1,129	(0.4)%
Amortization expense	6	7	(14.3)%	19	22	(13.6)%
Asset impairment and exit charges	—	—	—	38	—	NM (3)
Trademark impairment charge	—	—	—	—	453	NM (3)

Operating income:
RJR Tobacco	561	532	5.5%	1,572	1,170	34.4%
American Snuff	95	93	1.7%	253	193	31.2%
All other	33	36	(8.3)%	91	85	7.1%
Corporate expense	(27)	(25)	8.0%	(64)	(66)	(3.0)%

Operating income	$662	$636	4.1%	$1,852	$1,382	34.0%

(1)	Excludes excise taxes of:

	2010	2009	2010	2009
RJR Tobacco	$1,009	$1,035	$2,945	$2,528
American Snuff	27	39	81	89
All other	94	81	253	195

	$1,130	$1,155	$3,279	$2,812

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.
RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Growth brands:
CAMEL excluding non-filter	5.6	5.5	1.5%	16.1	16.2	(0.2)%
PALL MALL	5.5	3.8	45.1%	14.9	10.2	45.7%

	11.0	9.3	19.2%	31.0	26.4	17.6%
Support brands	8.0	9.3	(14.2)%	23.9	29.1	(17.8)%
Non-support brands	1.0	2.0	(48.8)%	3.6	6.2	(41.5)%

Total domestic	20.1	20.6	(2.6)%	58.5	61.7	(5.1)%

Total premium	11.5	12.2	(6.1)%	33.7	36.8	(8.6)%
Total value	8.6	8.4	2.5%	24.9	24.9	0.1%
Premium/total mix	57.2%	59.3%		57.5%	59.7%
Industry(2):
Premium	55.5	56.5	(1.7)%	161.7	168.7	(4.1)%
Value	24.0	23.6	1.4%	68.2	69.7	(2.1)%

Total domestic	79.5	80.1	(0.8)%	229.9	238.3	(3.5)%

Premium/total mix	69.8%	70.5%		70.3%	70.8%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi. Prior year amounts have been restated to reflect current methodology.
     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and federal excise taxes.
     RJR Tobacco’s net sales for the quarter ended September 30, 2010, increased from the prior-year quarter, driven by higher pricing of $136 million, partially offset by $72 million attributable to lower cigarette volume and an unfavorable premium-to-value mix. RJR Tobacco’s net sales for the nine months ended September 30, 2010, increased from the prior-year period, driven by higher pricing of $425 million, partially offset by $342 million attributable to lower cigarette volume and an unfavorable premium-to-value mix.

     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	September 30,	June 30,	Share Point	September 30,	Share Point
	2010	2010	Change	2009	Change
Growth brands:
CAMEL excluding non-filter	8.0%	7.8%	0.2	7.7%	0.4
PALL MALL	7.8%	7.0%	0.8	5.0%	2.8

Total growth brands	15.8%	14.8%	1.0	12.7%	3.2
Support brands	11.0%	11.3%	(0.3)	12.7%	(1.7)
Non-support brands	1.4%	1.8%	(0.4)	2.8%	(1.4)

Total domestic	28.2%	27.9%	0.3	28.2%	—

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone data as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles at 8.0 share points in the third quarter of 2010 was higher compared with the third quarter of 2009. CAMEL’s cigarette market share was favorably impacted by product upgrades in two core menthol styles, which now feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol.
     CAMEL Snus, a smoke-free tobacco product, was launched in select outlets, nationally, in 2009 and continues to bring awareness to this new smoke-free category. Two new styles of CAMEL Snus, Robust and Winterchill, were launched nationwide during the third quarter of 2010. These two new styles are packaged in larger pouches and offer a richer and more full-bodied tobacco taste.
     PALL MALL’s market share increased 2.8 share points in the third quarter of 2010 compared with the third quarter of 2009. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the third quarter of 2010 showed a strong improvement of 3.2 share points over the same period in 2009. RJR Tobacco’s total cigarette market share has remained stable from the prior year despite the fact that RJR Tobacco has discontinued many of its non-core cigarette styles and de-emphasized low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.
Operating Income
     RJR Tobacco’s operating income for the three- and nine-month periods ended September 30, 2010, was favorably impacted by higher cigarette pricing and continued productivity gains. These gains were partially offset by lower cigarette volume, the payment of a legal judgment and higher FDA user fees. Additionally, unfavorable premium-to-value mix and asset impairment charges of $24 million related to a plant closing impacted the operating income in the first nine months of 2010. During the first quarter of 2009, RJR Tobacco recorded a trademark impairment charge of $377 million related to the forecasted sales impact due to the increase in the federal excise tax.

     RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Settlements	$630	$630	$1,841	$1,880

Federal tobacco quota buyout	$58	$58	$176	$173

FDA user fees	$14	$4	$43	$6

     Expenses under the State Settlement Agreements are expected to be approximately $2.5 billion in 2010, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $230 million to $240 million in 2010. For additional information, see “— Litigation Affecting the Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 11 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $70 million to $80 million in 2010. For additional information, see “— Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $40 million and $31 million for the three months ended September 30, 2010 and 2009, respectively; and $116 million and $92 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in product liability defense costs in 2010 compared with 2009 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 11 to condensed consolidated financial statements (unaudited).
     “Product liability” cases generally include the following types of smoking and health related cases:
•	Individual Smoking and Health;

•	West Virginia IPIC;

•	Engle Progeny;

•	Broin II;

•	Class Actions; and

•	Health Care Cost Recovery Claims.
     “Product liability defense costs” include the following items:
•	direct and indirect compensation, fees and related costs, and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to fund legal defense costs for the now dissolved Council for Tobacco Research — U.S.A.
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 11 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “—

Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 11 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2011.
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
American Snuff
Net Sales
     The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
KODIAK	12.0	12.6	(5.2)%	35.5	35.5	—
GRIZZLY	82.5	80.7	2.3%	239.3	226.5	5.7%
Other	1.1	1.1	(0.9)%	3.6	3.1	14.4%

Total moist snuff	95.5	94.4	1.2%	278.4	265.1	5.0%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     American Snuff’s net sales for the three- and nine-month periods ended September 30, 2010, were favorably impacted by higher moist snuff volume and pricing. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the third quarter of 2010 with gains on core styles and new product introductions such as GRIZZLY 1900 Long Cut. Shipments of KODIAK, American Snuff’s leading premium brand, declined in the third quarter of 2010 due to competitive promotional activity.
     American Snuff’s share of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Three Months Ended
	September 30,	June 30,	Share	September 30,	Share
	2010	2010	Point Change	2009	Point Change
KODIAK	3.6%	3.5%	0.1	3.9%	(0.3)
GRIZZLY	25.3%	25.5%	(0.2)	25.6%	(0.3)
Other	0.3%	0.4%	(0.1)	0.4%	(0.1)

Total moist snuff	29.2%	29.4%	(0.2)	29.9%	(0.7)

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 75% of American Snuff’s revenue in the third quarter of 2010 and approximately 73% in the first nine months of 2010 compared with approximately 73% of American Snuff’s revenue in the third quarter of 2009 and approximately 70% for the first nine months of 2009. Moist snuff industry shipment volume grew 8.6% in the third quarter of 2010 compared with the same period in 2009, due to competitive promotional strategies in 2010.
     The decrease in GRIZZLY’s market share of moist snuff shipments in the third quarter of 2010, from the third quarter of 2009, was due to competitive promotional activity and line extensions. In the first quarter of 2010, embossed metal lids were launched across the entire brand. In the industry, pouch styles have grown nearly 17% through September 30, 2010, and now account for nearly 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for over 21% of the pouch segment at September 30, 2010.
     The shipment share of KODIAK in the third quarter and first nine months of 2010 was down slightly compared with the third quarter and first nine months of 2009, due to competitive promotional activity. KODIAK upgraded to embossed metal lids late in the first quarter to further enhance the brand’s premium image.
     American Snuff continues to evaluate opportunities for CAMEL Dip, a premium moist snuff product.
Operating Income
     American Snuff’s operating income for the three months ended September 30, 2010, increased compared with the three months ended September 30, 2009, due to higher pricing and sales volume. Operating income for the nine months ended September 30, 2010, increased as the 2009 operating income was unfavorably impacted by a trademark impairment charge of $76 million related to the forecasted sales impact due to the increase in federal excise tax.
RAI Consolidated
     Interest and debt expense was $55 million for the quarter and $176 million for the nine months ended September 30, 2010, a decrease of $5 million and $14 million from the respective comparable prior-year periods. These decreases were primarily due to lower debt balances in 2010 as compared with 2009.
     Other expense (income), net was $8 million income for the quarter and $4 million expense for the nine months ended September 30, 2010, and $2 million expense for the quarter and $9 million expense for the nine months ended September 30, 2009.
     Provision for income taxes was $237 million, for an effective rate of 38.3%, for the three months ended September 30, 2010, compared with $217 million, for an effective rate of 37.5%, for the three months ended September 30, 2009. The provision for income taxes was $661 million, for an effective rate of 39.3%, for the nine months ended September 30, 2010, compared with $451 million, for an effective rate of 37.6%, for the nine months ended September 30, 2009. The effective tax rate for the first nine months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first nine months of 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. RAI expects its effective tax rate for the full-year of 2010 to be approximately 39%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

     Losses from discontinued operations relates to $307 million accrued during the first quarter of 2010, to adjust previous contingency accruals, resulting from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999. RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit to date of $68 million, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2010. A comprehensive discussion of the Canadian matters is set forth in note 11 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 6 to condensed consolidated financial statements (unaudited).
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
     RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are indentified, appropriate contingency or response plans are developed. During the quarter ended September 30, 2010, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.
     RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.
     As of September 30, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows
     Net cash flows from operating activities were $1,018 million in the first nine months of 2010, compared with $889 million in the first nine months of 2009. This change was driven primarily by higher pricing, reduced inventories in 2010, lower excise tax payments on deployed inventory and lower income tax payments partially offset by higher pension contributions and the payment of the full MSA obligation.
     Net cash flows used in investing activities were $70 million in the first nine months of 2010, compared with $17 million for the first nine months of 2009 due to higher capital expenditures in 2010 for American Snuff facility expansion projects.
     Net cash flows used in financing activities were $1,087 million in the first nine months of 2010, compared with $946 million in the prior-year period. This increase was the result of a higher debt payment in 2010 as well as higher dividends paid on common stock in 2010 as a result of the increase in the dividend per share amount.
     Net cash flows related to discontinued operations, net of tax benefit, include payments made in 2010, by RJR Tobacco of $320 million and by Northern Brands of $74 million to certain Canadian governments, resulting from the terms of a Comprehensive Agreement and plea agreement, respectively, associated with the former international businesses that were sold to JTI in 1999. RJR Tobacco’s payment is offset by tax benefits of $68 million, realized in the first nine months of 2010. See notes 6 and 11 to condensed consolidated financial statements (unaudited) for additional details of these payments.
Borrowing Arrangements
     The principal amount of RAI’s and RJR’s outstanding long-term notes was $3.9 billion as of September 30, 2010. RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. For additional information regarding RAI’s interest rate swap transactions, see note 2 to condensed consolidated financial statements (unaudited).
     At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008.
     On July 15, 2010, RAI repaid $300 million of matured long-term notes from existing cash.
     In 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI. Effective July 15, 2010, RAI entered into a third amendment to the credit facility, which, among other things, permits the refinancing of certain existing RAI and RJR notes within ten months after maturity.
     At September 30, 2010, RAI had $9 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $489 million of the credit facility was available for borrowing.
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

     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2010.
Stock Split
     On October 12, 2010, RAI’s Board of Directors approved a two-for-one stock split of RAI’s common stock, to be issued on November 15, 2010, to shareholders of record on November 1, 2010. Shareholders on the record date will receive one additional share of RAI common stock for each share owned. After the split, there will be approximately 583 million shares outstanding of RAI common stock.
Dividends
     On February 2, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividends were paid on April 1, 2010, to shareholders of record as of March 10, 2010.
     On May 7, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividends were paid on July 1, 2010, to shareholders of record as of June 10, 2010.
     On July 15, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.90 per common share. The dividends were paid on October 1, 2010, to shareholders of record as of September 10, 2010.
     On October 12, 2010, RAI’s board of directors declared a quarterly cash dividend of $0.98 per common share, on a pre-split basis. The dividend will be paid on January 3, 2011, to shareholders of record as of December 10, 2010. On an annualized basis, the dividend rate is $3.92 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 75% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares of RAI common stock repurchased by RAI are cancelled at the time of repurchase. During the first nine months of 2010, at a cost of $5 million, RAI purchased 89,048 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $115 million and $75 million for the first nine months of 2010 and 2009, respectively. The increase was primarily the result of American Snuff facility expansion projects. RAI’s operating subsidiaries plan to spend an additional $70 million to $80 million for capital expenditures during the remainder of 2010. Approximately $50 million of the remaining capital expenditures for 2010 is associated with capacity expansion and FDA compliance at American Snuff. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2010.
Retirement Benefits
     RAI expects to contribute up to $812 million to its pension plans in 2010, of which $309 million was contributed as of September 30, 2010. The remaining $503 million is expected to be contributed in the fourth quarter of 2010. RAI increased the expected 2010 contribution amount from what it had anticipated in the first quarter of 2010 in order to possibly reduce RAI’s future contributions.
Litigation and Settlements
     RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 11 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2010, RJR Tobacco has paid approximately $24 million since January 1, 2008, related to unfavorable smoking and health litigation judgments.
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
     As a result from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999, RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. A comprehensive discussion of the Canadian matters is set forth in note 11 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 6 to condensed consolidated financial statements (unaudited).
     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 11 to condensed consolidated financial statements (unaudited), the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements” in note 11 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $3.4 billion for the years 2003 through 2009. For more information related to this dispute, see “— Litigation Affecting the Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in note 11 to condensed consolidated financial statements (unaudited).
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
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of September 30, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.24, compared with the 12-month rolling average of $1.16 as of December 31, 2009. As of September 30, 2010, six states had passed cigarette excise tax increases since January 1, 2010, and a number of other states are considering an increase in their cigarette excise taxes for 2010. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may enact such a tax during its 2010 legislative session. As of September 30, 2010, 31 states taxed moist snuff, and 44 states taxed chewing tobacco, on an ad valorem basis. Ad valorem rates on moist snuff range from 5% in South Carolina to 100% in Wisconsin, and chewing tobacco rates range from 5% in South Carolina to 95% in Washington. Other states have a unit tax or a weight-based tax. As of June 30, 2010, weight-based taxes on moist snuff range from $.02 for cans weighing between 5/8 of an ounce and 1-5/8 ounces in Alabama to $2.02 per ounce in Maine, and Kentucky has a unit tax of $.19 per unit. Weight-based taxes on chewing tobacco range from $.015 per ounce in Alabama to $2.02 per ounce in Maine. Legislation to convert from an ad valorem to a weight-based tax has been introduced in several states in 2010. As of September 30, 2010, six states had passed tax increases on smokeless tobacco products since January 1, 2010, and a number of other states are considering an increase in their taxes on smokeless tobacco products for 2010.
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
     The TPSAC held meetings on March 30-31 and July 15-16 and October 7-8, 2010, to discuss the impact on the use of menthol in cigarettes on the public health. A subcommittee of the TPSAC met on September 27, 2010, to discuss the drafting of a report on this topic that is expected to be issued by March 22, 2011. A subcommittee of the TPSAC also met on June 8-9 and July 7, 2010, to discuss recommendations for the development of a list of harmful and potentially harmful tobacco constituents. At a meeting held on August 30, 2010, the subcommittee provided to the full TPSAC its recommendations and a draft initial list of harmful and potentially harmful tobacco constituents, which the TPSAC adopted.
     In February 2010, RJR Tobacco received a letter from the Center for Tobacco Products (which letter is available on the FDA’s web site) requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to FDA’s information request on April 1, 2010. In May 2010, the Center for Tobacco Products sent letters to various tobacco manufacturers, including RJR Tobacco, Santa Fe, American Snuff Co. and Lane, containing a document request for certain information concerning the use of menthol in cigarettes. Each of these companies responded to the FDA’s information request on August 26, 2010. Due to the breadth of the request and the volume of potentially relevant documents, RJR Tobacco intends to supplement its response with a second submission, which it intends to complete by the end of October 2010.
     On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc. v. United States of America), challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see note 11 to condensed consolidated financial statements (unaudited).
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
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and American Snuff Co., see “— Other Contingencies” in note 11 to condensed consolidated financial statements (unaudited).
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing taxation and regulation of tobacco products, including the 2009 federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	decreased sales resulting from the future issuance of “corrective communications”, required by the order in the U.S. Department of Justice case, on five subjects, including smoking and health and addiction;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes and the challenges to the Florida bond statute applicable to the Engle Progeny cases;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions and expansion of RJR Tobacco’s field trade-marketing organization, without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies; and

•	the expiration of the standstill provisions of the governance agreement.

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
     The table below provides information, as of September 30, 2010, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
Investments:
Variable rate	$2,192	$—	$—	$—	$—	$33	$2,225	$2,225
Average interest rate	0.1%	—	—	—	—	2.4%	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$6	$6	$6
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$—	$—	$450	$685	$—	$2,375	$3,510	$3,962
Average interest rate(2)	—	—	7.3%	7.4%	—	7.3%	7.3%	—
Variable rate	$—	$400	$—	$—	$—	$—	$400	$400
Average interest rate(2)	—	1.0%	—	—	—	—	1.0%	—
Swaps – fixed to floating:
Notional amount(3)	$—	$—	$350	$—	$—	$1,150	$1,500	$302
Average variable interest pay rate(2)	—	—	2.1%	—	—	1.7%	1.8%	—
Average fixed interest receive rate(2)	—	—	7.3%	—	—	7.1%	7.1%	—
Swaps – floating to fixed:
Notional amount(3)	$—	$—	$350	$—	$—	$1,150	$1,500	$(78)
Average variable interest receive rate(2)	—	—	2.1%	—	—	1.7%	1.8%	—
Average fixed interest pay rate(2)	—	—	3.8%	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of September 30, 2010, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the nine months ended September 30, 2010, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.
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
Item 6. Exhibits
(a)	Exhibits

Exhibit
Number	Description
10.1	Third Amendment to Credit Agreement, dated July 15, 2010, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to RAI’s Form 8-K dated July 19, 2010).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

Exhibit
Number	Description
101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: October 28, 2010	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)