Form 10-K
period 2010-12-31
REYNOLDS AMERICAN INC
filed 2011-02-23
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                                (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2010, was approximately $8.8 billion, based on the closing price of $26.06. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 28, 2011: 583,050,526 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 25, 2011, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

Reynolds American Inc., referred to as RAI, is a holding company whose operating subsidiaries include the second largest cigarette manufacturer in the United States, R. J. Reynolds Tobacco Company, and the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC (formerly known as Conwood Company, LLC), referred to as American Snuff Co. RAI was incorporated in the state of North Carolina on January 2, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock.

As a result of the B&W business combination, Lane, Limited, referred to as Lane, became a wholly owned subsidiary of RAI. On January 13, 2011, RAI reached an agreement to sell all the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S for approximately $200 million in cash. The transaction is expected to be completed in the first half of 2011, pending antitrust review and approval.

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

In 2006, RAI, through a subsidiary, completed its acquisition of American Snuff Co. and Rosswil, LLC.

During 2010, several support functions, such as law, information management and human resources, which had been based at RAI and/or its operating companies, were transferred to RAI Services Company, an RAI subsidiary that now provides support services to RAI and its subsidiaries pursuant to intercompany agreements.

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

RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and Lane. Two of RAI’s wholly owned subsidiaries, Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe, and Niconovum AB, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 18 to consolidated financial statements.

On October 12, 2010, RAI’s Board of Directors approved a two-for-one stock split of RAI’s common stock, which was issued on November 15, 2010, to shareholders of record on November 1, 2010. Shareholders on the record date received one additional share of RAI common stock for each share owned. All current and prior period share and per share amounts have been adjusted to reflect this stock split.

RAI Strategy

RAI’s strategy is focused on anticipating shifts in consumer preferences by becoming an innovative total tobacco company. RAI also is focused on delivering sustainable earnings growth, strong cash flow and enhanced long-term shareholder value through growth strategies for its operating companies. These strategies include growing the core cigarette and moist-snuff business, focusing on innovation, including modern smoke-free tobacco, such as CAMEL Dissolvables, exploring nicotine replacement treatments and other opportunities for adult tobacco consumers while maintaining efficient and effective operations. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RJR Tobacco

Overview

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM, were six of the ten best-selling brands of cigarettes in the United States as of December 31, 2010. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, as well as manages tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.

RJR Tobacco primarily conducts its business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI, and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 3.8% in 2010, to 303.7 billion cigarettes, 8.6% in 2009 and 3.3% in 2008. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by the decreases in consumption, increases in federal and state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards and smoking bans.

RJR Tobacco offers two types of modern smoke-free tobacco, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, and accordingly, do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original participating manufacturers. For further discussion of the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements.

Based on data collected by Information Resources Inc., referred to as IRI/Capstone, during 2010 and 2009, RJR Tobacco had an overall retail share of the U.S. cigarette market of 28.1% and 28.3%, respectively. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 49.1% and 49.7%, respectively.

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

Marketing

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods including in, or on, the pack and by direct mail.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco has discontinued many of its non-core cigarette styles as well as private-label cigarette brands. RJR Tobacco’s modern smoke-free products are marketed under the CAMEL brand and focus on long-term growth.

Anti-tobacco groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. The MSA and federal, state and local laws and regulations, including the FDA Tobacco Act, discussed below, and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. RJR Tobacco continues to use direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. RJR Tobacco continues to advertise and promote at retail locations and in adult venues where permitted and also uses print advertising in newspapers and consumer magazines in the United States.

Manufacturing and Distribution

RJR Tobacco owns its manufacturing facilities, located in the Winston-Salem, North Carolina area, known as the Tobaccoville manufacturing facility and the Whitaker Park complex, which includes a cigarette manufacturing facility. During 2010, RJR Tobacco announced plans to close the Whitaker Park cigarette manufacturing facility by mid-2011. Production from this facility will transfer to the Tobaccoville facility. RJR Tobacco has a total production capacity of approximately 160 billion cigarettes per year.

RJR Tobacco distributes its cigarettes primarily through a combination of direct wholesale deliveries from a local distribution center and public warehouses located throughout the United States.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 4% of RAI’s total net sales in 2010, and 5% of RAI’s total net sales in each of 2009 and 2008.

Raw Materials

In its production of tobacco products, RJR Tobacco uses U.S. and foreign, grown primarily in Brazil, burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey, Macedonia and Bulgaria. RJR Tobacco believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

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

American Snuff

Overview

RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. The moist snuff category is divided into premium and price-value brands. American Snuff’s primary products include its largest selling moist snuff brands, GRIZZLY in the price-value brand category and KODIAK in the premium brand category.

In contrast to the declining U.S. cigarette market, MSAi reported U.S. moist snuff volumes grew 8% in 2010. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. The growth in moist snuff volumes in 2010 is higher than prior years due to competitive promotional strategies during 2010 and a change in competitive shipments reporting, which excludes product returns.

Moist snuff has been the key driver of American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 74%, 71% and 66% of American Snuff’s revenue in 2010, 2009 and 2008, respectively. American Snuff’s U.S. moist snuff market share was 29.2% and 29.4% in 2010 and 2009, respectively, based on distributor-reported data processed by MSAi for distributor shipments to retail. GRIZZLY brand moist snuff had a market share of 25.3% in both 2010 and 2009.

American Snuff also distributes a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco that are part of the pending sale of Lane.

Competition

American Snuff is dependent on the U.S. smokeless tobacco market, where competition is significant. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Moist snuff has developed many of the characteristics of the larger, cigarette market, including multiple pricing tiers with intense competition, focused marketing programs and product innovation.

American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 56.3% and 55.1% of the U.S. moist snuff market share in 2010 and 2009, respectively. American Snuff also competes in the U.S. smokeless tobacco market with other domestic and international companies.

Marketing

American Snuff is committed to building and maintaining a portfolio of profitable brands. American Snuff’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokeless consumers of competing brands to American Snuff brands.

American Snuff’s brand portfolio strategy consists of investment brands, KODIAK and GRIZZLY, and selective and non-support brands that include all other brands. American Snuff offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches represented approximately 9% of the total U.S. moist snuff market as of December 31, 2010, and demand continues to grow. To build brand equity, American Snuff features embossed metal lids on KODIAK and GRIZZLY brands.

Manufacturing and Distribution

American Snuff’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; and Bowling Green, Kentucky. Included in the American Snuff segment is Lane’s manufacturing facility, which is located in Tucker, Georgia. American Snuff owns all of its facilities. American Snuff began capacity upgrade and expansion projects during 2009 at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. The new Memphis facility will replace the current Memphis facility with production expected to begin in 2012, while the new Clarksville facility provides for capacity expansion with initial processing that began in 2010. American Snuff sells its products primarily to distributors, wholesalers and other direct customers, some of which are retail chains.

Raw Materials

In its production of moist snuff, American Snuff uses U.S. fire-cured and air-cured tobaccos as well as foreign, primarily Brazilian, burley and air-cured leaf tobaccos. American Snuff purchases the majority of its U.S. fire-cured and air-cured leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. American Snuff believes the relationship with its leaf suppliers is good.

American Snuff believes there is a sufficient supply of leaf in the worldwide tobacco market to satisfy its current and anticipated production requirements.

Consolidated RAI

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT.

Customers

The largest customer of RAI’s operating companies is McLane Company, Inc. Sales to McLane, a distributor, comprised 27%, 27% and 29% of RAI’s consolidated revenue in 2010, 2009 and 2008, respectively. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. RJR Tobacco and American Snuff each believe that its relationship with McLane is good. Sales of RJR Tobacco and American Snuff to McLane are not governed by any written supply contract. No significant backlog of orders existed at RJR Tobacco or American Snuff as of December 31, 2010 or 2009.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to BAT affiliates, for the years ended December 31, 2010, 2009 and 2008 were $525 million, $548 million and $611 million, respectively.

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

Research and Development

The primary research and development activities of RAI’s operating subsidiaries are currently conducted at RJR Tobacco’s Whitaker Park complex. Scientists and engineers at this facility continue to explore and develop innovative products, packaging and processes, as well as harm reduction technologies, potential reduced exposure products and analytical methodologies. A focus activity for research and development is to ensure RAI’s operating companies remain compliant with U.S. Food and Drug Administration, referred to as the FDA, regulations and adhere to future FDA guidelines and approval processes. As part of RJR Tobacco’s efforts to consolidate its operating footprint, the research and development facility will be relocated to a new facility adjacent to the Tobaccoville manufacturing facility. The new facility is expected to be operational in 2013.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2010, 2009 and 2008, was $71 million, $68 million and $59 million, respectively. The increase in research and development expense over the three years was attributable primarily to the development of harm reduction and modern smoke-free products at RJR Tobacco.

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

Legislation and Other Matters Affecting the Tobacco Industry

The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. It is unlikely that in 2011, the U.S. Congress will consider the adoption of further tobacco-related legislation. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	regulate the manufacture, sale, marketing and packaging of tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

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

On June 22, 2009, President Obama signed into law the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.

The following provisions of the FDA Tobacco Act took effect upon passage:

•	no charitable distribution of tobacco products;

•	prohibitions on statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA;

•	pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products; and

•	prohibition on the marketing of tobacco products in conjunction with any other class of product regulated by the FDA.

In addition, pursuant to the FDA Tobacco Act:

•	as of September 20, 2009, tobacco manufacturers were banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

•	on February 28, 2010, all manufacturers registered with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;

•	on March 18, 2010, the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996;

•	as of April 30, 2010, manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009 (the FDA has interpreted the FDA Tobacco Act as establishing an ongoing requirement to submit health-related documents; however, the FDA has not yet established a timetable for further production);

•	as of June 22, 2010, manufacturers were required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”; and

•	on November 12, 2010, the FDA issued a proposed regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising to take effect September 22, 2012.

On a going forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:

•	require manufacturers to report harmful constituents;

•	require manufacturers to obtain FDA clearance for cigarette and smokeless tobacco products commercially launched or to be launched after February 15, 2007;

•	require manufacturers to test ingredients and constituents identified by the FDA and disclose this information to the public;

•	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;

•	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	authorize the FDA to place more severe restrictions on the advertising, marketing and sale of tobacco products;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;

•	authorize the FDA to require the reduction of nicotine and the reduction or elimination of other constituents; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.

The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:

•	banning all tobacco products; and

•	requiring the reduction of nicotine yields of a tobacco product to zero.

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

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. RJR Tobacco has been served as of December 31, 2010 in 7,241 of these cases on behalf of approximately 8,637 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased expenses. For a more complete description of the Engle

Progeny cases, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 14 to consolidated financial statements. Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. This case consists of over 600 plaintiffs and will be tried in a single proceeding. On February 3, 2010 and June 8, 2010, mistrials were granted due to the inability to seat a jury. A new trial is scheduled for October 17, 2011. For a more complete description of this case, see “— West Virginia IPIC” in Item 8, note 14 to consolidated financial statements. Finally, in Scott v. American Tobacco Co., a Louisiana state court class action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, a state court of appeals entered an amended judgment in 2010, holding the defendants jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit roughly $242 million plus interest into a trust to fund the program. The case now has been stayed pending a disposition of the defendants’ petition for writ of certiorari in the U.S. Supreme Court. For more information on the Scott case, see “— Litigation Affecting the Cigarette Industry — Class-Action Suits — Medical Monitoring and Smoking Cessation Case” in Item 8, note 14 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 14 to consolidated financial statements.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 14 to consolidated financial statements, the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $3.4 billion for the years 2003 through 2009. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity” in Item 8, note 14 to consolidated financial statements.

Employees

At December 31, 2010, RAI and its subsidiaries had approximately 5,700 full-time employees and approximately 50 part-time employees. The 5,700 full-time employees include approximately 4,000 RJR Tobacco employees and 600 American Snuff employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Susan M. Ivey.  As previously announced by RAI, Ms. Ivey, 52, will retire as President and Chief Executive Officer of RAI on February 28, 2011. Ms. Ivey has been President and Chief Executive Officer of RAI since January 2004, and was elected the Chairman of the Board effective January 1, 2006. She resigned as Chairman of the Board on November 1, 2010 and will resign from the board on February 28, 2011. Ms. Ivey also served as President of RAI Services Company from January 2010 to December 2010. She served as Chairman of the Board of RJR Tobacco from July 2004 to May 2008. From July 2004 to December 2006, she also served as Chief Executive Officer of RJR Tobacco. Prior to July 2004, she served as President and Chief Executive Officer, as a director and Chairman of the Board of B&W. Ms. Ivey commenced serving on the Board of RAI as of January 2004. She also is a member of the board of directors of R. R. Donnelley & Sons Company. In addition, Ms. Ivey is a member of the boards of directors of the United Way of Forsyth County, the Winston-Salem YWCA and the University of Florida Foundation; and she serves on the boards of trustees of Wake Forest University, Senior Services, Inc. and Salem College.

Daniel (Daan) M. Delen.  Mr. Delen, 45, became President and Chief Executive Officer-elect of RAI in January 2011, and will become President and Chief Executive Officer of RAI on March 1, 2011. Mr. Delen also became President of RAI Services Company in January 2011. He previously served as Chairman of the Board of RJR Tobacco from May 2008 to December 2010. From January 2007 to December 2010, he also served as President and Chief Executive Officer of RJR Tobacco. Mr. Delen commenced serving on the Board of RAI as of January 1, 2011. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006 and prior to that time, held various other positions with BAT after joining BAT in 1989. Mr. Delen is a member of the boards of directors of the United Way of Forsyth County and the Winston-Salem Alliance.

Thomas R. Adams.  Mr. Adams, 60, has been Executive Vice President and Chief Financial Officer of RAI since January 2008 and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAI Services Company since January 2011. He served as Executive Vice President and Chief Financial Officer of RAI Services Company from January 2010 to December 2010. In addition, he has served on the board of directors for RAI Services Company since January 2010. Mr. Adams previously served as Senior Vice President and Chief Accounting Officer of RAI from March 2007 to December 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Allegacy Federal Credit Union and the Old Hickory Council of the Boy Scouts of America, ABC of NC Child Development Center and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell.  Ms. Caldwell, 50, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009 and RAI Services Company since January 2010. Ms. Caldwell has served on the board of directors of RAI Services Company since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the University of North Carolina Board of Visitors.

Robert H. Dunham.  Mr. Dunham, 44, has served as Senior Vice President — Public Affairs for RAI, RAI Services Company and RJR Tobacco since January 2010, after having served as Senior Vice President Marketing of RJR Tobacco from October 2008 to December 2009. Mr. Dunham served as Vice President of Marketing of RJR Tobacco from July 2004 to October 2008. Prior to joining RJR Tobacco in 2004, Mr. Dunham held various positions with B&W and its parent company, BAT.

Daniel A. Fawley.  Mr. Fawley, 53, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAI Services Company since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until July 2004. Mr. Fawley is a member of the board of directors of the Reynolds American Foundation, the Board of Trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy.

McDara P. Folan, III.  Mr. Folan, 52, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAI Services Company since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999. Mr. Folan serves on the advisory board for Brenner Children’s Hospital, the board of trustees of Reynolda House Museum of American Art and the board of directors of Downtown Winston-Salem Partnership Inc. He also is chairman of the board of trustees of the Arts Council Endowment Fund, Inc.

Jeffery S. Gentry, PhD.  Dr. Gentry, 53, became Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco on January 1, 2010, after having served as RAI Group Executive Vice President since April 1, 2008. Dr. Gentry has served on the board of directors of RJR Tobacco since January 2010. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004. Dr. Gentry has served in various other positions with RJR Tobacco since joining RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist.  Mr. Gilchrist, 38, became President and Chief Commercial Officer of RJR Tobacco on January 1, 2011, after having served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAI Services Company from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RJR Tobacco since May 2008. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist is the Treasurer and a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County.

Martin L. Holton III.  Mr. Holton, 53, became Executive Vice President, General Counsel and Assistant Secretary of RAI and RAI Services Company and Executive Vice President and General Counsel of RJR Tobacco on January 1, 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAI Services Company since January 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 to December 2010. In addition, Mr. Holton has served on the board of directors of RAI Services Company since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel — Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes.

J. Brice O’Brien.  Mr. O’Brien, 42, was named Executive Vice President — Consumer Marketing of RJR Tobacco on January 1, 2010, after having served as President of Reynolds Innovations Inc. since January 2009. He served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January 2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1995. Mr. O’Brien serves on the board of directors for the Juvenile Diabetes Research Foundation.

Tommy J. Payne.  Mr. Payne, 53, was named President of Niconovum USA, Inc. on January 1, 2010, after having served as Executive Vice President — Public Affairs of RAI from November 2006 to January 2010 and RJR Tobacco from May 2008 to January 2010. Mr. Payne previously served as Executive Vice President — External Relations of RAI from July 2004 to November 2006, and RJR Tobacco from September 1999 to November 2006.

Prior to that time, he held various positions after joining RJR in 1988. Mr. Payne serves on the board of directors of the North Carolina Community Colleges Foundation, Inc.

Frederick W. Smothers.  Mr. Smothers, 47, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAI Services Company since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Robert D. Stowe.  Mr. Stowe, 53, was named Executive Vice President — Trade Marketing of RJR Tobacco on January 1, 2010, after having served as Senior Vice President — Trade Marketing of RJR Tobacco from January 2006 to January 2010. He also served as an Area Vice President of RJR Tobacco from July 2004 to January 2006. Prior to July 2004, Mr. Stowe held various positions with B&W. Mr. Stowe serves on the board of directors of the Second Harvest Food Bank of Northwest North Carolina.

E. Kenan Whitehurst.  Mr. Whitehurst, 54, has been Senior Vice President — Strategy and Business Development of RAI since November 2006. He was previously Vice President — Investor Relations of RAI from July 2004 until November 2006. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1988. Mr. Whitehurst serves on the board of directors of The First Tee of the Triad, an organization that provides educational programs to promote character development among youth.

The chief executive officers of RAI’s other principal operating subsidiaries are set forth below:

Nicholas Bumbacco.  Mr. Bumbacco, 46, was named President of Santa Fe on March 1, 2009. Previously he served as President of R. J. Reynolds Global Products, Inc. from September 2007 until February 2009. Mr. Bumbacco served as Vice President — Strategy Development for RJR Tobacco from January 2007 until September 2007. He served as President and Chief Executive Officer of Lane from October 2005 until January 2007 after being promoted from Vice President — Trade Marketing of Lane. Prior to October 2005, he held various positions with B&W since joining B&W in 1999.

Randall M. (Mick) Spach.  Mr. Spach, 51, became President of American Snuff Co. on January 1, 2010. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from March 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to March 2007. Prior to 2001, Mr. Spach held various positions with Taylor Brothers after joining Taylor Brothers in 1977.

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

Adverse litigation outcomes could have a negative impact on RAI’s ability to continue to operate due to their impact on cash flows. Additionally, RAI’s operating subsidiaries could be subject to substantial liabilities and bonding difficulties from litigation related to cigarette products or smokeless tobacco products, thereby reducing operating margins and cash flows from operations.

RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, including B&W, have been named in a large number of tobacco-related legal actions, proceedings or claims. The claimants seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, fraud, misrepresentation, unfair trade practices and violations of state and federal antitrust laws. Various forms of relief are sought, including compensatory and, where available, punitive damages in amounts ranging in some cases into the hundreds of millions or even billions of dollars.

The tobacco-related legal actions range from individual lawsuits to class-actions and other aggregate claim lawsuits. In particular, class-action suits have been filed in a number of states against individual cigarette manufacturers, including RJR Tobacco, and their parents, including RAI, alleging that the use of the terms “lights” and “ultra-lights” constitutes unfair and deceptive trade practices. In 2008, the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of “tar” and nicotine disclosures preempts (or bars) such claims. This ruling limits certain defenses available to RJR Tobacco and other cigarette manufacturers and has led to the filing of additional lawsuits. In the event RJR Tobacco and its affiliates and indemnitees lose one or more of the pending “lights” class-action suits, RJR Tobacco, depending upon the amount of any damages ordered, could face difficulties in obtaining the bond required to stay execution of the judgment.

In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco has been served as of December 31, 2010 in 7,241 cases on behalf of approximately 8,637 plaintiffs. The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. The case consists of over 600 plaintiffs and will be tried in a single proceeding. On February 3, 2010 and June 8, 2010, mistrials were granted due to the inability to seat a jury. A new trial is scheduled for October 17, 2011.

Finally, RJR Tobacco is a defendant in the Louisiana state court class action, Scott v. American Tobacco Co., a case in which a court of appeals in 2010, entered an amended judgment, holding the defendants jointly and severally liable for funding the cost of a court-supervised smoking cessation program, and ordered the defendants to deposit roughly $242 million plus interest into a trust to fund the program. The Scott decision has been stayed pending a disposition of the defendants’ petition for writ of certiorari in the U.S. Supreme Court, but if the ultimate outcome in Scott is adverse to RJR Tobacco, the case could have an adverse impact on RAI’s financial condition and results of operations.

It is likely that similar legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes and smokeless tobacco products will continue to be filed against RJR Tobacco, American Snuff Co., or their affiliates and indemnitees and other tobacco companies for the foreseeable future.

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

For a more complete description of the above cases and other significant litigation involving RAI and its operating subsidiaries, including RJR Tobacco and American Snuff Co., see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 14 to consolidated financial statements.

The verdict and order in the case brought by the U.S. Department of Justice, while not final, could subject RJR Tobacco to additional, substantial marketing restrictions as well as significant financial burdens, which would negatively impact the results of operations, cash flows and the financial position of RJR Tobacco and, consequently, of RAI.

In 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies. The government sought, in addition to other remedies, pursuant to the civil provisions of the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO, disgorgement of profits in an amount of approximately $280 billion, the government contends have been earned as a consequence of a RICO racketeering

“enterprise.” In 2006, the court found certain defendants, including RJR Tobacco, liable for the RICO claims, but did not impose any direct financial penalties. Instead, the court, among other things, enjoined the defendants from committing future racketeering acts, participating in certain trade organizations, making misrepresentations concerning smoking and health and youth marketing, and using certain brand descriptors such as “low tar,” “light,” “ultra light,” “mild” and “natural,” and ordered the defendants to issue “corrective communications” on five subjects, including smoking and health, and addiction.

Both sides appealed. In 2009, the Court of Appeals affirmed in part the trial court’s order and remanded for further proceedings. Both sides’ petitions for writ of certiorari from the U.S. Supreme Court were denied in June 2010, including the DOJ’s request for review of the district court’s denial of the government’s request for disgorgement of profits and certain other remedies. Further proceedings are pending before the trial court to determine the extent to which the original order will be implemented and the scope thereof. RJR Tobacco believes that certain provisions of the order would have adverse business effects on the marketing of RJR Tobacco’s current product portfolio and that such effects could be material. Also, RJR Tobacco will likely incur costs in connection with complying with the order, such as the costs of corrective communications.

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

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years, and may continue to decline. According to data from IRI/Capstone, RJR Tobacco’s share of the U.S. cigarette retail market declined slightly to 28.1% in 2010 from 28.3% in 2009, continuing a trend in effect for several years. If RJR Tobacco’s growth brands do not continue to grow combined market share, results of operations, cash flows and financial position could be adversely affected. In addition, consumer health concerns, changes in adult consumer preferences and changes in regulations have prompted RJR Tobacco to introduce new alternative tobacco products. Consumer acceptance of these new products, such as CAMEL Snus or CAMEL Dissolvables, may fall below expectations. Furthermore, RJR Tobacco may not find vendors willing to produce alternative tobacco products resulting in additional capital expenditures for RJR Tobacco.

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

RJR Tobacco’s contract manufacturing for BAT accounted for 4% of total RAI sales and approximately 22% of total RJR Tobacco cigarette production in 2010. These contract manufacturing agreements may expire at the end of 2014. If BAT’s contracts are not renewed or extended or if sales under these contracts decline, RJR Tobacco’s revenue, operating income and cash flows will be unfavorably impacted.

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

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, certain of RAI’s operating subsidiaries, including RJR Tobacco, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. The MSA also prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. American Snuff Co. is not a participant in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult tobacco users. In addition, pursuant to the FDA Tobacco Act, the FDA has reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996. Additional restrictions under the FDA regulations, or otherwise, may be imposed or agreed to in the future.

The regulation of tobacco products by the FDA may adversely affect RAI’s sales and operating profit.

The FDA Tobacco Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s and American Snuff’s brands, and an increase in costs to RJR Tobacco and American Snuff, resulting in a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Altria Group Inc., which may be able to more quickly and cost-effectively comply with these new rules and regulations. The FDA has yet to issue guidance with respect to many provisions of the FDA Tobacco Act, which may result in less efficient compliance efforts. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be affected by FDA rules and regulations.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

RJR Tobacco’s and American Snuff’s volumes, market share and profitability may be adversely affected by competitive actions and pricing pressures in the marketplace.

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

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2010, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair values of two indefinite-lived trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these two trademarks was $53 million at December 31, 2010.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate.

The carrying value of intangible assets are at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

Goodwill, all trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset. See Item 8, note 3 to consolidated financial statements for a discussion of the impairment charges, including a goodwill impairment charge in connection with the classification of the Lane operations as held for sale in the fourth quarter of 2010.

Changes in financial market conditions could result in higher costs and decreased profitability.

Changes in financial market conditions could negatively impact RAI’s interest rate risk, foreign currency exchange rate risk and the return on corporate cash, thus increasing costs and reducing profitability. Due to the adverse conditions in the financial markets, RAI continues to invest excess cash in either low interest funds or near zero interest funds, thereby lowering interest income.

Adverse changes in liquidity in the financial markets could result in additional realized or unrealized losses on investments.

Adverse changes in the liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s investments, which would negatively impact RAI’s consolidated results of operations, cash flows and financial position. As of December 31, 2010, $51 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 2 to consolidated financial statements.

Increases in pension expense or pension funding may reduce RAI’s profitability and cash flow.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense and cash flows. During 2010, RAI contributed $811 million to its pension plans and expects to contribute

$318 million to its pension plans in 2011. RAI actively seeks to control increases in pension expense, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability and cash flow.

RJR Tobacco and American Snuff rely on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco and American Snuff and harm their reputation and consequently the operations and reputation of RAI.

In an effort to gain cost efficiencies, RJR Tobacco and American Snuff have substantially completed the outsourcing of many of their non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco and American Snuff may fail to operate effectively and fail to meet shipment demand.

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

Revenues from McLane Company, Inc., a distributor, comprised 27% of RAI’s consolidated revenues in 2010. The loss of this customer, or a significant decline in its purchases, could have a material adverse effect on revenue of RAI.

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

The agreement relating to RAI’s credit facility contains restrictive covenants that limit the flexibility of RAI and its subsidiaries. Breach of those covenants could result in a default under the agreement relating to the facility.

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

For more information on the restrictive covenants in RAI’s credit facility, see Item 8, note 12 to consolidated financial statements.

RAI has substantial long-term debt, which could adversely affect its financial position and its ability to obtain financing in the future and react to changes in its business.

Because RAI and RJR have principal outstanding long-term notes of $3.9 billion:

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

RAI’s credit ratings are influenced by some important factors not entirely within the control of RAI or its affiliates, such as tobacco litigation, the regulatory environment and the performance of suppliers to RAI’s operating subsidiaries. Moreover, because the kinds of events and contingencies that may impair RAI’s credit ratings and the ability of RAI and its affiliates to access the debt capital markets are often the same kinds of events and contingencies that could cause RAI and its affiliates to seek to raise additional capital on an urgent basis, RAI and its affiliates may not be able to issue debt securities or borrow money with acceptable terms, or at all, at the times at which they may most need additional capital.

For more complete information on RAI’s borrowing arrangements, see Item 8, notes 12 and 13 to consolidated financial statements.

B&W’s significant equity interest in RAI could be determinative in matters submitted to a vote by RAI shareholders, resulting in RAI taking actions that RAI’s other shareholders do not support. B&W also has influence over RAI by virtue of the governance agreement, which requires B&W’s approval before RAI takes certain actions.

B&W owns approximately 42% of the outstanding shares of RAI common stock. Only one other shareholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, B&W would have the power to determine the outcome of matters submitted to a shareholder vote.

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

Under the governance agreement, B&W, based upon its current equity stake in RAI, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is comprised of 12 persons, including four designees of B&W. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

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

The executive offices of RAI and RJR Tobacco are located in Winston-Salem, North Carolina, and the executive offices of American Snuff are located in Memphis, Tennessee. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and American Snuff’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; and Bowling Green, Kentucky. During 2009, American Snuff began capacity upgrade and expansion projects at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. The new Memphis facility will replace the current Memphis facility with production expected to begin in 2012, while the new Clarksville facility provides for capacity expansion with initial processing that began in 2010. Included in the American Snuff segment is Lane’s manufacturing facility, which is located in Tucker, Georgia. Santa Fe’s primary manufacturing facility is located in Oxford, North Carolina. An indirect subsidiary of RAI has a manufacturing facility located in Puerto Rico, which ceased production in 2010. All of RAI’s operating subsidiaries’ executive offices and manufacturing facilities are owned. RAI’s operating subsidiaries continue to evaluate capacity rationalization, which may result in additional consolidation or closure of some facilities.

Item 3.	Legal Proceedings

See Item 8, note 14 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 28, 2011, there were approximately 16,100 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 28, 2011, was $31.81 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows(1):

			Cash
			Dividends
	Price Per Share		Declared per
	High	Low	Share

2010:
First Quarter	$27.58	$25.38	$0.45
Second Quarter	28.12	18.18	0.45
Third Quarter	30.22	25.74	0.45
Fourth Quarter	33.41	29.05	0.49
2009:
First Quarter	$20.58	$15.78	$0.43
Second Quarter	21.03	17.99	0.43
Third Quarter	23.48	18.96	0.43
Fourth Quarter	27.13	21.91	0.45

(1)	All per share amounts have been retroactively adjusted to reflect the November 15, 2010, two-for-one stock split. See “— Business” in Item 1 for additional information.

On February 16, 2011, the board of directors of RAI declared a quarterly cash dividend of $0.53, or $2.12 on an annualized basis, per common share. The dividends will be paid on April 1, 2011, to shareholders of record as of March 10, 2011. On December 6, 2010, RAI’s board of directors increased RAI’s targeted dividend payout ratio to an aggregate amount that is approximately 80% of RAI’s annual consolidated net income, an increase from the previous target of 75%.

RAI repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP. During 2010, at a cost of $5 million, RAI purchased 185,257 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

For equity-based benefit plan information, see Item 8, note 16 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2005, and ended on December 31, 2010, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Reynolds American Inc., The S&P 500 Index
and The S&P Tobacco Index

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Reynolds American Inc.	$100.00	$143.87	$152.36	$99.49	$142.12	$186.79
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Tobacco(2)	100.00	122.16	146.41	119.69	150.34	191.98

(1)	Assumes that $100 was invested in RAI common stock on December 31, 2005, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes as of December 31, 2010, the following companies: Altria Group, Inc.; Lorillard, Inc.; Philip Morris International Inc.; and Reynolds American Inc.

Item 6.	Selected Financial Data

The selected historical consolidated financial data as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2008, 2007 and 2006, and for the years ended December 31, 2007 and 2006, are derived from audited consolidated financial statements not presented or incorporated by reference. The consolidated financial statements of RAI include the results of American Snuff Co. subsequent to May 31, 2006. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:
Net sales(1)	$8,551	$8,419	$8,845	$9,023	$8,510
Income from continuing operations before extraordinary item(1)(2)(3)(4)	1,329	962	1,338	1,307	1,136
Losses from discontinued operations	(216)	—	—	—	—
Extraordinary item — gain on acquisition	—	—	—	1	74
Net income	1,113	962	1,338	1,308	1,210
Per Share Data(5):
Basic income from continuing operations	2.28	1.65	2.28	2.21	1.92
Diluted income from continuing operations	2.27	1.65	2.28	2.21	1.92
Basic losses from discontinued operations	(0.37)	—	—	—	—
Diluted losses from discontinued operations	(0.37)	—	—	—	—
Basic income from extraordinary item	—	—	—	—	0.13
Diluted income from extraordinary item	—	—	—	—	0.13
Basic net income	1.91	1.65	2.28	2.22	2.05
Diluted net income	1.90	1.65	2.28	2.21	2.05
Basic weighted average shares, in thousands	582,996	582,761	586,802	590,326	590,899
Diluted weighted average shares, in thousands	584,854	583,652	587,201	590,818	591,483
Cash dividends declared per share of common stock	$1.84	$1.73	$1.70	$1.60	$1.38
Balance Sheet Data (at end of periods):
Total assets	17,078	18,009	18,154	18,629	18,178
Long-term debt (less current maturities)	3,701	4,136	4,486	4,515	4,389
Shareholders’ equity	6,510	6,498	6,237	7,466	7,043
Cash Flow Data:
Net cash from operating activities	1,265	1,454	1,315	1,331	1,457
Net cash from (used in) investing activities	(126)	(123)	278	763	(3,531)
Net cash from (used in) financing activities	(1,349)	(1,192)	(1,206)	(1,312)	2,174
Net cash related to discontinued operations, net of tax benefit	(307)	—	—	—	—
Other Data:
Ratio of earnings to fixed charges(6)	10.2	6.9	8.5	7.0	7.4

(1)	Net sales and cost of products sold exclude excise taxes of $4,340 million, $3,927 million, $1,890 million, $2,026 million and $2,124 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)	Includes gain on termination of joint venture of $328 million in 2008.

(3)	Includes restructuring and/or asset impairment charges of $38 million, $56 million, $90 million and $1 million for the years ended December 31, 2010, 2009, 2008 and 2006, respectively.

(4)	Includes trademark and/or goodwill impairment charges of $32 million, $567 million, $318 million, $65 million and $90 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(5)	All share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split on November 15, 2010.

(6)	Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2010 compared with 2009, and 2009 compared with 2008. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and Lane. On January 13, 2011, RAI reached an agreement to sell all the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S for approximately $200 million in cash. The transaction is expected to be completed in the first half of 2011, pending antitrust review and approval. Two of RAI’s wholly owned subsidiaries, Santa Fe and Niconovum AB, among others, are included in All Other. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM, were six of the ten best-selling brands of cigarettes in the United States as of December 31, 2010. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates.

RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK. American Snuff also distributes a variety of other tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco that are included in the pending sale of Lane.

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

RJR Tobacco offers two types of modern smoke-free tobacco, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables include CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth.

RJR Tobacco’s brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant investment support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco has discontinued many of its non-core cigarette styles as well as private-label cigarette brands. RJR Tobacco’s modern smoke-free products are marketed under the CAMEL brand and focus on long-term growth.

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

RJR Tobacco is committed to building and maintaining a portfolio of profitable brands. RJR Tobacco’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokers of competing brands to RJR Tobacco brands. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend certain brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing methods may include list price changes, discounting programs, such as retail and wholesale buydowns, periodic price reductions, off-invoice price reductions, dollar-off promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Consumer coupons generally are distributed by a variety of methods, including in, or on, the pack and by direct mail.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew over 8% in 2010. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. The growth in moist snuff volumes in 2010 is higher than prior years due to competitive promotional strategies during 2010 and a change in competitive shipments reporting, which excludes product returns.

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

As discussed in Item 8, note 14 to consolidated financial statements, RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2010, RJR Tobacco had paid approximately $24 million since January 1, 2008, related to unfavorable judgments.

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

Settlement Agreements

RJR Tobacco, Santa Fe and Lane are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in Item 8, note 14 to consolidated financial statements.

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2010, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair values of two indefinite-lived trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these two trademarks was $53 million at December 31, 2010.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate.

The carrying value of intangible assets are at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.

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

Fair Value Measurement

RAI determines fair value of certain of its assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances.

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

See Item 8, note 2 to consolidated financial statements for information on assets and liabilities recorded at fair value.

Investments

Marketable securities are classified as available-for-sale and are carried at fair value. RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell such securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings, and recognizes the noncredit component in other comprehensive loss. As of December 31, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security.

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

See Item 8, note 2 to consolidated financial statements for a discussion of investments.

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

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

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

Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement obligations have increased due to significant decreases in discount rates. These changes have resulted in an increase in charges to other comprehensive loss and increased pension and postretirement expense. The Pension Protection Act may require additional cash funding of the increased pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have had the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2010 net periodic benefit cost	$(24)	$(5)	$32	$3
Effect on December 31, 2010, projected benefit obligation and accumulated postretirement benefit obligation	(539)	(136)	651	160

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point		1-Percentage Point
	Increase		Decrease
	Pension	Postretirement	Pension	Postretirement
	Plans	Plans	Plans	Plans

Effect on 2010 net periodic benefit cost	$(44)	$(3)	$44	$3

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate. See Item 8, note 11 to consolidated financial statements for additional information on income taxes.

Recently Adopted Accounting Pronouncements

For information relating to recently adopted accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

2010 Compared with 2009

	For the Twelve Months Ended December 31,
	2010	2009	% Change

Net sales:(1)
RJR Tobacco	$7,350	$7,334	0.2%
American Snuff	719	673	6.8%
All other	482	412	17.0%

Net sales	8,551	8,419	1.6%
Cost of products sold(1)(2)	4,544	4,485	1.3%
Selling, general and administrative expenses	1,493	1,508	(1.0)%
Amortization expense	25	28	(10.7)%
Asset impairment and exit charges	38	—	NM(3)
Restructuring charge	—	56	NM(3)
Trademark impairment charges	6	567	NM(3)
Goodwill impairment charge	26	—	NM(3)
Operating income:
RJR Tobacco	2,074	1,487	39.5%
American Snuff	322	276	16.7%
All other	123	112	9.8%
Corporate expense	(100)	(100)	—

	$2,419	$1,775	36.3%

(1)	Excludes excise taxes of:

	2010	2009

RJR Tobacco	$3,898	$3,532
American Snuff	106	124
All other	336	271

	$4,340	$3,927

(2)	See below for further information related to State Settlement Agreements, federal tobacco buyout and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended
	December 31,
	2010	2009	% Change

Growth brands:
CAMEL excluding non-filter	21.6	21.2	1.9%
PALL MALL	20.1	14.6	37.7%

	41.7	35.8	16.5%
Support brands	31.3	37.9	(17.5)%
Non-support brands	4.6	8.0	(42.9)%

Total domestic	77.5	81.7	(5.1)%

Total premium	44.5	48.1	(7.5)%
Total value	33.0	33.5	(1.6)%
Premium/Total mix	57.5%	59.0%
Industry(2):
Premium	213.3	222.6	(4.2)%
Value	90.4	93.1	(2.9)%

Total domestic	303.7	315.7	(3.8)%

Premium/Total mix	70.2%	70.5%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from MSAi.

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

RJR Tobacco’s net sales for the year ended December 31, 2010, increased from the year ended December 31, 2009, driven by higher pricing of $551 million, partially offset by $459 million attributable to lower cigarette volume and an unfavorable premium-to-value brand mix.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows(2):

	For the Twelve Months Ended
	December 31,
			Share Point
	2010	2009	Change

Growth brands:
CAMEL excluding non-filter	7.7%	7.5%	0.2
PALL MALL	7.4%	4.8%	2.7

Total growth brands	15.1%	12.3%	2.8
Support brands	11.2%	13.1%	(1.9)
Non-support brands	1.7%	2.9%	(1.2)

Total domestic	28.1%	28.3%	(0.2)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

The retail share of market of CAMEL’s filtered styles increased in 2010 compared with 2009, favorably impacted by product upgrades in two core menthol styles in late 2009. These styles now feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL Crush has captured 0.8 share points as of December 31, 2010, as the success of this style continues to be a key driver in the growing menthol category.

CAMEL Snus, a modern smoke-free tobacco product, was launched in select outlets, nationally, in 2009 and continues to bring awareness to this new smoke-free category. Two new styles of CAMEL Snus, Robust and Winterchill, were launched nationwide during the third quarter of 2010. These two new styles are packaged in larger pouches and offer a richer and more full-bodied tobacco taste.

RJR Tobacco is making product and packaging upgrades to CAMEL’s line of innovative dissolvable tobacco products, orbs, sticks and strips, which will be launched in two new lead markets during March 2011.

PALL MALL, the nation’s fourth-largest and fastest growing major cigarette brand, increased market share in 2010 compared with 2009, due, in management’s belief, to adult consumers switching brands seeking greater value. PALL MALL, positioned as a product that offers a longer-lasting cigarette at a value price, has retained a high percentage of adult smokers who try the brand.

The combined share of market of RJR Tobacco’s growth brands during 2010 showed improvement over 2009. RJR Tobacco’s total cigarette market share has remained stable from the prior year despite the fact that RJR Tobacco has discontinued many of its non-core cigarette styles and de-emphasized private-label cigarette brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2010, increased from the year ended December 31, 2009, due to higher cigarette pricing and continued productivity gains. In addition to streamlining product offerings, RJR Tobacco has also eliminated non-essential activities and outsourced non-core functions. Partially offsetting these gains were lower cigarette volume, the payment of a legal judgment and higher FDA user fees. Additionally, unfavorable premium-to-value mix and asset impairment charges of $24 million related to a plant closing impacted the operating income in 2010.

Trademark impairment charges of $491 million were recorded in 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax and as the result of annual impairment testing of brand trademarks.

RJR Tobacco’s State Settlement Agreements and federal tobacco buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2010	2009

Settlements	$2,432	$2,490
Federal tobacco quota buyout	$232	$231
FDA user fees	$71	$21

Expenses under the State Settlement Agreements are expected to be approximately $2.5 billion in 2011, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $220 million to $250 million in 2011. Expenses for FDA user fees are expected to be approximately $110 million to $120 million in 2011. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 14 to consolidated financial statements.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2010 and 2009, RJR Tobacco’s product liability defense costs were $153 million and $123 million, respectively. The increase in product liability defense costs in 2010 compared with 2009 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For more information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in Item 8, note 14 to consolidated financial statements.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in Item 8, note 14 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the

Cigarette Industry — Scheduled Trials” in Item 8, note 14 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2011.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the increased level of activity in RJR Tobacco’s pending cases and possible new cases, including the increased number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs have increased in 2010 compared with the most recent years. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 14 to consolidated financial statements for additional information. In addition, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Twelve Months Ended
	December 31,
	2010	2009	% Change

KODIAK	47.5	47.8	(0.6)%
GRIZZLY	325.3	304.6	6.8%
Other	4.5	4.1	11.2%

Total moist snuff	377.3	356.5	5.8%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

American Snuff’s net sales for the year ended December 31, 2010, were favorably impacted by higher moist snuff volume and pricing. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in 2010 with gains on core styles. Shipments of KODIAK, American Snuff’s leading premium brand, declined slightly in 2010 due to competitive promotional activity.

The American Snuff shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Twelve Months Ended
	December 31,
			Share
	2010	2009	Point Change

KODIAK	3.6%	3.8%	(0.2)
GRIZZLY	25.3%	25.3%	—
Other	0.3%	0.3%	—

Total moist snuff	29.2%	29.4%	(0.2)

(1)	Distributor shipments-to-retail share of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by distributors and processed by MSAi as being a precise measurement of actual market share because this distributor data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 74% of American Snuff’s revenue in 2010 and approximately 71% in 2009. Moist snuff industry volume grew 8% in 2010 compared to 2009, due to competitive promotional strategies in 2010 and a change in competitive shipments reporting, which excludes product returns.

GRIZZLY’s market share of moist snuff shipments in 2010 was stable compared to 2009 despite competitive promotional activity and line extensions. In the first quarter of 2010, embossed metal lids were launched across the entire brand. In the industry, pouch styles have grown nearly 21% in 2010, and now account for nearly 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for over 24% of the pouch segment at December 31, 2010.

The shipment share of KODIAK in 2010 was down slightly compared with 2009, due to competitive promotional activity. KODIAK upgraded to embossed metal lids in 2010 to further enhance the brand’s premium image.

Operating Income

American Snuff’s operating income for the year ended December 31, 2010, increased due to higher volume and pricing. In addition, as a result of fourth quarter testing, a trademark impairment charge of $6 million was recorded in 2010 compared with a trademark impairment charge of $76 million in 2009, which was due to the forecasted sales impact of the increase in federal excise tax. The impairment charges were based on the excess of each brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.

During the fourth quarter of 2010, in order to facilitate its strategic focus on key brands in the cigarette, moist-snuff and modern smoke-free categories of the tobacco business, RAI determined that it was probable that it would dispose of the operations of Lane. In connection with this determination, the goodwill of American Snuff was allocated between the disposal group and the retained operations based on relative fair values. The resulting goodwill was tested for impairment comparing its fair value with its carrying value. Because the fair value, less estimated cost of disposal, of the disposal group was less than its carrying value, a goodwill impairment loss of $26 million was recorded in the fourth quarter of 2010.

All Other

All Other sales for the year ended December 31, 2010, were favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. Operating income for the 2010 year increased as a result of higher sales in 2010 as compared with 2009.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2010, was $232 million, a decrease of $19 million from the comparable prior year, primarily due to lower debt balances during 2010.

Interest income was $12 million for the year ended December 31, 2010, a $7 million decrease compared with the year ended December 31, 2009, as a result of lower available cash to invest in 2010.

Provision for income taxes of $863 million reflected an effective rate of 39.4%, for the year ended December 31, 2010, compared with $572 million for an effective rate of 37.3%, for the year ended December 31, 2009. The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

RAI expects its effective tax rate to be approximately 38% in 2011.

2009 Compared with 2008

	For the Twelve Months Ended December 31,
	2009	2008	% Change

Net sales:(1)
RJR Tobacco	$7,334	$7,755	(5.4)%
American Snuff	673	723	(6.9)%
All other	412	367	12.3%

Net sales	8,419	8,845	(4.8)%
Cost of products sold(1)(2)	4,485	4,863	(7.8)%
Selling, general and administrative expenses	1,508	1,500	0.5%
Amortization expense	28	22	27.3%
Restructuring charge	56	90	(37.8)%
Trademark impairment charges	567	318	78.3%
Operating income:
RJR Tobacco	1,487	1,805	(17.6)%
American Snuff	276	232	19.0%
All other	112	104	7.7%
Corporate expense	(100)	(89)	12.4%

	$1,775	$2,052	(13.5)%

(1)	Excludes excise taxes of:

	2009	2008

RJR Tobacco	$3,532	$1,689
American Snuff	124	20
All other	271	181

	$3,927	$1,890

(2)	See below for further information related to State Settlement Agreements and federal tobacco buyout expense included in cost of products sold.

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

RJR Tobacco’s net sales for the year ended December 31, 2009, decreased from the year ended December 31, 2008, driven by $566 million attributable to lower cigarette volume partially offset by higher pricing of $161 million. RJR Tobacco’s decreases in net sales and cigarette shipment volume primarily reflected a continued decline in consumption, partially offset by a price increase resulting from the increase in federal excise tax. RJR Tobacco’s total domestic cigarette shipment volume decreased 8.7% in 2009 compared with 2008. Industry cigarette shipment volume for 2009 was down 8.6% compared with 2008. RJR Tobacco’s and industry cigarette shipment volume declines for 2009 are higher than prior years as a result of the increase in the federal excise tax.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows(2):

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

The retail share of market of CAMEL’s filtered styles decreased in 2009 compared with 2008. CAMEL Crush captured 0.7 share points as of December 31, 2009, as the success of this style continued to be a key driver in the growing menthol category. RJR Tobacco expanded the use of the capsule technology found in CAMEL Crush to CAMEL’s core menthol styles beginning in the third quarter of 2009.

CAMEL Snus was expanded nationally in the first quarter of 2009. Two new styles of CAMEL Snus were launched in limited markets in the third quarter of 2009.

CAMEL Orbs were launched in three lead markets during the first quarter of 2009, and CAMEL Sticks and Strips were launched in those lead markets in the third quarter of 2009.

PALL MALL’s market share increased in 2009 compared with 2008, as a result, management believes, of adult consumers switching brands seeking greater value.

The combined share of market of RJR Tobacco’s growth brands during 2009 showed improvement over 2008.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2009, decreased from the year ended December 31, 2008. A trademark impairment charge of $377 million was recorded in the first quarter of 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax. An additional trademark impairment charge of $114 million was recorded in the fourth quarter of 2009 as the result of annual impairment testing of brand trademarks. During 2008, RJR Tobacco recorded trademark impairment charges of $176 million. The impairment charges were based on the excess of each brand’s carrying value over its fair value using the present value of estimated future cash flows assuming a discount rate of 10.5%.

RJR Tobacco’s operating income was unfavorably impacted by lower cigarette volume, higher pension expense and higher legal expense. Higher pricing, lower promotional spending and productivity gains resulting from the 2008 restructuring partially offset the unfavorability.

In December 2009, RJR Tobacco announced the elimination of approximately 400 full-time production positions. These positions were selected from employees who volunteered to be considered for job elimination. The job eliminations were substantially completed by December 31, 2010.

Under existing benefit plans, $48 million of severance-related cash benefits and $8 million of non-cash pension-related benefits comprised a restructuring charge of $56 million. None of the cash portion of the charge was paid during 2009. The cash benefits are expected to be substantially paid by December 31, 2011. Cost savings related to the restructuring were $17 million in 2010, and are expected to increase to approximately $30 million in 2011 and each year thereafter.

RJR Tobacco’s State Settlement Agreements and federal tobacco buyout expenses, included in cost of products sold, are detailed in the schedule below:

	For the Twelve Months Ended December 31,
	2009	2008

Settlements	$2,490	$2,664
Federal tobacco quota buyout	$231	$240

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2009 and 2008, RJR Tobacco’s product liability defense costs were $123 million and $96 million, respectively. The increase in product liability defense costs in 2009 compared with 2008 was due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial.

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

American Snuff’s net sales for the year ended December 31, 2009, were down 7% compared with the year ended December 31, 2008. GRIZZLY continued to grow moist snuff sales and was the leading moist snuff brand in the United States as of December 31, 2009. KODIAK reduced pricing at the end of the first quarter of 2009 to remain competitive. This price reduction and volume decline on KODIAK, and a delay in the price increase on GRIZZLY to cover the additional federal excise tax, were the primary drivers of the decrease in sales during 2009 compared with 2008. During 2009, in addition to aggressive promotional spending, pricing was significantly reduced by a competitor on its premium and certain price-value brands.

The American Snuff shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

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

Moist snuff accounted for approximately 71% of American Snuff’s revenue in 2009 and approximately 66% in 2008. While industry moist snuff volume grew over 4% in 2009, American Snuff’s moist snuff volume grew over 6% in 2009, attributable to its innovation, product development and brand building.

GRIZZLY’s share of moist snuff shipments in 2009, increased from 2008, due in part to the success of new GRIZZLY styles. GRIZZLY launched mint and straight pouch styles in the first quarter of 2009 and GRIZZLY snuff pouches in the fourth quarter of 2009. Pouches, in the industry, grew over 25% in 2009 and accounted for nearly 8% of moist snuff sales. GRIZZLY’s pouch styles generated approximately 60% of the pouch growth in the industry during 2009.

The shipment share of KODIAK declined in 2009 compared with 2008, due to competitive promotional activity and the brand’s core markets being burdened by high tobacco taxes and the current economic recession. KODIAK’s price reduction during the first quarter of 2009 aligned KODIAK with other premium brands, making it more competitive.

Operating Income

American Snuff’s operating income for the year ended December 31, 2009, increased primarily due to a trademark impairment charge of $76 million in 2009 compared with a trademark impairment charge of $142 million in 2008. Additionally, lower margins on KODIAK and higher promotional spending due to product introductions, tax increases and competitive activity were partially offset by increases in volume and pricing by GRIZZLY.

The 2009 impairment charge was the result of impairment testing triggered by certain price reductions and the anticipated sales impact of the increase in the federal excise tax effective April 1, 2009. This impairment occurred on several of American Snuff’s brands, including KODIAK, driven by the decrease in its list price to meet competition, as well as the federal excise tax impact on other brands.

All Other

All Other sales for the year ended December 31, 2009, were favorably impacted by the growth of Santa Fe’s NATURAL AMERICAN SPIRIT brand. Operating income for the 2009 year increased as a result of higher sales in 2009 as compared with 2008.

RAI Consolidated

Interest and debt expense was $251 million for the year ended December 31, 2009, a decrease of $24 million from the prior year, primarily due to lower effective interest rates in 2009 as compared with 2008, coupled with lower debt balances during 2009.

Interest income was $19 million for the year ended December 31, 2009, compared with $60 million for the year ended December 31, 2008, resulting from investing at lower interest rates in 2009.

Gain on termination of joint venture of $328 million in 2008 resulted from the termination of the Reynolds-Gallaher International Sarl joint venture. See Item 8, note 6 to consolidated financial statements for additional information related to the joint venture termination.

Other expense net of $9 million for the year ended December 31, 2009, decreased $28 million from the year ended December 31, 2008. Impairments on investments deemed other-than-temporary of $35 million were expensed in 2008.

Provision for income taxes was $572 million and reflected an effective rate of 37.3%, for the year ended December 31, 2009, compared with $790 million for an effective rate of 37.1%, for the year ended December 31, 2008. The effective tax rate for 2009 was unfavorably impacted by the increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The 2008 effective rate was favorably impacted by a lower tax rate related to the gain on the termination of the Reynolds-Gallaher International Sarl joint venture, but was offset by unfavorability related to tax reserves and U.S. taxes recorded on foreign earnings. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act, enacted on October 22, 2004.

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

RAI evaluated the liquidity of key suppliers and significant customers throughout 2010. Where there were liquidity concerns identified with key suppliers, contingency plans were developed. To date, no business interruptions have occurred caused by key supplier liquidity. No liquidity issues were identified regarding significant customers.

As of December 31, 2010, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and the mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value.

On January 13, 2011, RAI reached an agreement to sell all the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S for approximately $200 million in cash. The transaction is expected to be completed in the first half of 2011, pending antitrust review and approval.

Contractual obligations as of December 31, 2010 were as follows:

	Payments Due by Period
		Less than 1	1-3 Years	4-5 Years
	Total	Year-2011	2012-2013	2014-2015	Thereafter

Long-term notes, exclusive of interest(1)	$3,910	$400	$1,135	$200	$2,175
Interest payments related to long-term notes(1)	1,669	212	367	277	813
Operating leases(2)	60	17	28	14	1
Non-qualified pension obligations(3)	89	18	16	15	40
Postretirement benefit obligations(3)	751	70	153	155	373
Qualified pension funding(3)	300	300
Purchase obligations(4)	710	286	263	161	—
Other noncurrent liabilities(5)	53	N/A	28	5	20
State Settlement Agreements’ obligations(6)	12,500	2,500	5,000	5,000
Gross unrecognized tax benefit(7)	127
Federal tobacco buyout obligations(8)	880	230	460	190	—

Total cash obligations	$21,049	$4,033	$7,450	$6,017	$3,422

(1)	For more information about RAI’s and RJR’s long-term notes, see Item 8, note 13 to consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 14 to consolidated financial statements for additional information.

(3)	For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 17 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on the Pension Protection Act and tax deductibility and is not reasonably estimable beyond one year.

(4)	Purchase obligations primarily include commitments to acquire tobacco leaf. Purchase orders for the purchase of other raw materials and other goods and services are not included in the table. RAI’s operating subsidiaries are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for the purchase of goods or services are defined by RAI’s operating subsidiaries as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders of RAI’s operating subsidiaries are based on current demand expectations and are fulfilled by vendors within short time horizons. RAI’s operating subsidiaries do not have significant non-cancelable agreements for the purchase of raw materials or other goods or services specifying minimum quantities or set prices that exceed their expected requirements. RAI’s operating subsidiaries also enter into contracts for outsourced services; however, the obligations under these contracts were generally not significant and the contracts generally contain clauses allowing for the cancellation without significant penalty.

(5)	Other noncurrent liabilities include primarily restructuring and bonus compensation. Certain other noncurrent liabilities are excluded from the table above, for which timing of payments are not estimable.

(6)	State Settlement Agreements’ obligation amounts in the aggregate beyond five years are not presented as these are obligations into perpetuity. For more information about the State Settlement Agreements, see Item 8, note 14 to consolidated financial statements.

(7)	For more information on gross unrecognized tax benefits, see Item 8, note 11 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and Item 8, note 14 to consolidated financial statements.

Commitments as of December 31, 2010 were as follows:

	Commitment
	Expiration Period
		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$9	$9

Total commitments	$9	$9

Cash Flows

2010 Compared with 2009

Net cash flows from operating activities were $1,265 million and decreased $189 million in 2010, compared with 2009. This change was driven primarily by higher pension contributions and the payment of the full MSA obligation, partially offset by higher pricing, reduced inventories in 2010, lower excise tax payments on deployed inventory and lower income tax payments.

Net cash flows used in investing activities were $126 million and increased $3 million in 2010, compared with 2009 due to higher capital expenditures for American Snuff facility expansion projects and fewer proceeds from short-term investments and the sale of fixed assets in 2010, partially offset by higher proceeds on long-term investments in 2010 and the acquisition of Niconovum AB in 2009.

Net cash flows used in financing activities were $1,349 million and increased $157 million in 2010, compared with the prior-year period. This increase was the result of a higher debt payment in 2010 as well as higher dividends paid on common stock in 2010 as a result of the increase in the dividend per share amount.

Net cash flows related to discontinued operations, net of tax benefit, include payments made in 2010, of $324 million, offset by tax benefits of $91 million, realized in 2010, and of $74 million to certain Canadian governments, resulting from the terms of a Comprehensive Agreement and plea agreement, respectively, associated with the former international businesses that were sold to JTI in 1999. See Item 8, notes 7 and 14 to consolidated financial statements for additional details of these payments.

2009 Compared with 2008

Net cash flows from operating activities were $1,454 million and increased $139 million in 2009, compared with 2008. This change was driven by the partial retention of the 2009 MSA payment and lower taxes paid, partially offset by higher pension payments, higher bonds posted and lower interest received in 2009.

Net cash flows used in investing activities were $123 million in 2009, compared with net cash flows from investing activities of $278 million for the prior year. This change was primarily driven by lower proceeds from short-term investments as well as higher capital expenditures and an acquisition in 2009 compared with the 2008 proceeds from the termination of the joint venture.

Net cash flows used in financing activities were $1,192 million and decreased $14 million in 2009, compared with 2008. Lower common stock purchases in 2009 were nearly offset by long-term debt repaid in 2009.

Borrowing Arrangements

As of December 31, 2010, RAI’s total consolidated debt consisted of RAI notes in the aggregate principal amount of $3.8 billion, with maturity dates ranging from 2011 to 2037, and RJR notes in the aggregate principal amount of $118 million, with maturity dates ranging from 2012 to 2015. See Item 8, note 13 to consolidated financial statements for more information on these notes.

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. In 2008, interest rate swaps existed on $1.6 billion of fixed-rate notes. When entered into, these swaps were designated as hedges of underlying exposures. In 2009, RAI and RJR entered into offsetting interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. These swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of current swaps and have a legal right of offset. The future cash flows, established as a result of entering into the 2009 swaps, total $321 million, and will be amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the swap agreements on January 6, 2009, RAI de-designated the current swaps as fair value hedges.

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

On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, is referred to as the Credit Facility, and provides for a five-year, $498 million revolving Credit Facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI.

Effective July 15, 2010, RAI entered into a third amendment to Credit Facility, which among other things, permits the refinancing of certain existing RAI and RJR notes within ten months after maturity.

Lenders and their respective commitments in the Credit Facility, which are several, not joint, commitments, are listed below:

Lender	Commitment

JP Morgan Chase Bank, N.A.	$52.89
Citibank N.A	52.89
Morgan Stanley Bank	52.00
Mizuho Corporate Bank, Ltd.	52.00
General Electric Capital Corporation	52.00
AG First Farm Credit Bank	52.00
Goldman Sachs Bank USA	35.00
Wachovia Bank, National Association	35.00
The Bank of Nova Scotia	35.00
The Bank of New York	35.00
Farm Credit Services of Minnesota Valley, PCA DBA FCS Commercial Finance Group	20.00
City National Bank of New Jersey	14.22
Farm Credit Bank of Texas	10.00

$498.00

No borrowings were outstanding under the Credit Facility as of December 31, 2010. Excluding letters of credit, the remaining $489 million of the Credit Facility was available for borrowing.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2010. See Item 8, note 12 to consolidated financial statements for additional information on the Credit Facility.

Dividends

On February 16, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share. The dividend will be paid on April 1, 2011, to shareholders of record as of March 10, 2011. On an annualized basis, the dividend rate is $2.12 per common share. On December 6, 2010, RAI’s board of directors increased RAI’s targeted dividend payout ratio to an aggregate amount that is approximately 80% of RAI’s annual consolidated net income, an increase from the previous target of 75%.

Stock Repurchases

During 2010, at a cost of $5 million, RAI purchased 185,257 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries’ recorded cash capital expenditures of $174 million, $141 million and $113 million in 2010, 2009 and 2008, respectively. Of the 2010 amount, $52 million related to RJR Tobacco and $104 million related to American Snuff. RJR Tobacco plans to spend $80 million to $90 million for capital expenditures during 2011, primarily on non-discretionary business requirements including a new research and development facility, and American Snuff plans to spend $105 million to $115 million in 2011, primarily on non-discretionary capacity projects for the Memphis, Tennessee and Clarksville, Tennessee facilities. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2010.

Retirement Benefits

RAI assessed the asset allocation and investment strategy of its pension plans and will phase in appropriate changes to balance funded status, interest rate risk and asset returns. Once fully implemented, these changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI lowered the expected long-term return on pension assets, referred to as the ELTRA, to 8.25%, in 2009, from 8.74% and will further lower it to 7.75% in 2011. The ELTRA, asset allocation, current asset performance and the discount rate may impact the funded status of RAI’s pension plans. As a result, to improve the funded status, RAI contributed $811 million to the pension assets in 2010 and pension expense decreased to $114 million.

In 2011, RAI plans to contribute $318 million to the pension plans, and the pension expense is expected to be $109 million.

Income Taxes

At December 31, 2010, RAI had a net deferred tax asset of $428 million. RAI has determined that no valuation allowance is required to be recorded against this deferred tax asset as RAI believes it is more likely than not that all of the deferred tax asset will be realized. This determination is due largely to RAI’s historical and projected reporting pretax earnings and taxable income.

Litigation and Settlements

As discussed in Item 8, note 14 to consolidated financial statements, RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2010, RJR Tobacco had paid approximately $24 million since January 1, 2008, related to unfavorable judgments. In addition, RJR Tobacco is a defendant in the Louisiana state court class action, Scott v. American Tobacco Co., a case in which a court of appeals in 2010, entered an amended judgment, holding the defendants jointly and severally liable for funding the cost of a court-supervised smoking cessation program, and ordered the defendants to deposit roughly $242 million plus interest into a trust to fund the program. The Scott decision has been stayed pending a disposition of the defendants’ petition for writ of certiorari in the U.S. Supreme Court, but if the ultimate outcome in Scott is adverse to RJR Tobacco, the case could have an adverse impact on RAI’s financial condition and results of operations.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

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

RJR Tobacco and certain of the other participating manufacturers under the State Settlement Agreements are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual State Settlement Agreements’ payment obligation, known as the NPM Adjustment. Pending the resolution of these disputes, RJR Tobacco and certain of the other participating manufacturers have placed the disputed portions of their 2006, 2007, 2008 and 2010 annual payments into the MSA disputed funds account. In February 2009, approximately $431 million was released, without waiving claim, to the settling states. Accordingly, RJR Tobacco had approximately $2.0 billion deposited in the MSA disputed funds account as of December 31, 2010. In April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” Item 8, note 14 to consolidated financial statements.

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. It is unlikely that in 2011, the U.S. Congress will consider the adoption of further tobacco-related legislation. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	significantly increase their taxes on tobacco products;

•	restrict displays, advertising and sampling of tobacco products;

•	raise the minimum age to possess or purchase tobacco products;

•	restrict or ban the use of menthol in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	require the disclosure of nicotine yield information for cigarettes;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.24, compared with the 12-month rolling average of $1.16 as of December 31, 2009. During 2010, six states passed cigarette excise tax increases, and a number of other states are considering an increase in their cigarette excise taxes for 2011. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, considered, but did not adopt, such a tax during its 2010 legislative session. As of December 31, 2010, 30 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 100% in Wisconsin. As of December 31, 2010, 17 states had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine. At the end of 2010, two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.02 ounces or less and a proportionate amount above that weight. Legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in several states in 2010. During 2010, six states passed tax increases on smokeless tobacco products, and a number of other states are considering the adoption in 2011 of an increase in their taxes on smokeless tobacco products.

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

As noted below, the FDA has proposed regulations that would revise the foregoing warnings.

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

In 1986, Congress enacted the Comprehensive Smokeless Tobacco Health Education Act of 1986, which, among other things, required health warning notices on smokeless tobacco packages and advertising and prohibited the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. In 2009, the FDA Tobacco Act (discussed below) amended the Comprehensive Smokeless Tobacco Health Education Act to require the following warnings on smokeless tobacco packaging and advertising, displayed randomly and as equally as possible in each 12-month period:

•	“WARNING: THIS PRODUCT CAN CAUSE MOUTH CANCER;”

•	“WARNING: THIS PRODUCT CAN CAUSE GUM DISEASE AND TOOTH LOSS;”

•	“WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES;” and

•	“WARNING: SMOKELESS TOBACCO IS ADDICTIVE.”

On June 22, 2009, President Obama signed into law the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.

The following provisions of the FDA Tobacco Act took effect upon passage:

•	no charitable distribution of tobacco products;

•	prohibitions on statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA;

•	pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products; and

•	prohibition on the marketing of tobacco products in conjunction with any other class of product regulated by the FDA.

In addition, pursuant to the FDA Tobacco Act:

•	as of September 20, 2009, tobacco manufacturers were banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

•	on February 28, 2010, all manufacturers registered with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;

•	on March 18, 2010, the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996;

•	as of April 30, 2010, manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009 (the FDA has interpreted the FDA Tobacco Act as establishing an ongoing requirement to submit health-related documents; however, the FDA has not yet established a timetable for further production);

•	as of June 22, 2010, manufacturers were required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”; and

•	on November 12, 2010, the FDA issued a proposed regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising to take effect September 22, 2012.

On a going forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:

•	require manufacturers to report harmful constituents;

•	require manufacturers to obtain FDA clearance for cigarette and smokeless tobacco products commercially launched or to be launched after February 15, 2007;

•	require manufacturers to test ingredients and constituents identified by the FDA and disclose this information to the public;

•	prohibit use of tobacco containing a pesticide chemical residue at a level greater than allowed under Federal law;

•	establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	authorize the FDA to place more severe restrictions on the advertising, marketing and sale of tobacco products;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation;

•	authorize the FDA to require the reduction of nicotine and the reduction or elimination of other constituents; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.

The U.S. Congress did limit the FDA’s authority in two areas, prohibiting it from:

•	banning all tobacco products; and

•	requiring the reduction of nicotine yields of a tobacco product to zero.

A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2011 will be approximately $120 million to $130 million.

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

The TPSAC held meetings on four occasions during 2010, to discuss the impact on the use of menthol in cigarettes on the public health. A subcommittee of the TPSAC met on September 27, 2010, to discuss the drafting of a report on this topic that is expected to be issued by March 22, 2011. A subcommittee of the TPSAC also met in June and July, 2010, to discuss recommendations for the development of a list of harmful and potentially harmful tobacco constituents. At a meeting held in August 2010, the subcommittee provided to the full TPSAC its recommendations and a draft initial list of harmful and potentially harmful tobacco constituents, which the TPSAC adopted. The FDA has not yet taken action on these recommendations.

In February 2010, RJR Tobacco received a letter from the Center for Tobacco Products (which letter is available on the FDA’s web site) requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to the FDA’s information request on April 1, 2010. In May 2010, the Center for Tobacco Products sent letters to various tobacco manufacturers, including RJR Tobacco, Santa Fe, American Snuff Co. and Lane, containing a document request for certain information concerning the use of menthol in cigarettes. Each of these companies responded to the FDA’s information request on August 26, 2010.

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

As of December 31, 2010, all states and Washington, D.C. had enacted fire standards compliance legislation (the statute in Wyoming, the last state to adopt such a rule, becomes effective later in 2011), adopting the same testing standard first adopted by New York in 2003, a standard requiring cigarettes to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in these jurisdictions comply with this standard, with RJR Tobacco, in recognition of legislative trends and in an effort to increase productivity and reduce complexity, having voluntarily converted all of its brands to fire standard compliant paper by the end of 2009.

In July 2007, the State of Maine became the first state to enact a statute that prohibits the sale of cigarettes and cigars that have a characterizing flavor. The legislation defines characterizing flavor as “a distinguishable taste or aroma that is imparted to tobacco or tobacco smoke either prior to or during consumption, other than a taste or aroma from tobacco, menthol, clove, coffee, nuts or peppers.” In October 2008, the State of New Jersey passed a similar ban on flavored cigarettes with a similar definition of characterizing flavor but excluding only tobacco, menthol or clove. Additionally, New Jersey extended the ban not only to whether the product itself has a characterizing flavor as part of the aroma of the product or smoke, but also if the product was marketed or advertised as producing such a flavor, taste or aroma. During 2009, New York City passed legislation that bans characterizing flavors in tobacco products other than cigarettes beginning on February 25, 2010. An exemption applies if the characterizing flavor is tobacco, menthol, mint or wintergreen. The New York City rule is the subject of a pending federal court challenge by certain industry participants, on the basis that the local law is preempted by the FDA Tobacco Act and violates the Commerce Clause of the U.S. Constitution. Similar bills banning characterizing flavors in tobacco products are pending in other states.

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

Additionally, 45 states have enacted legislation that closes a loophole in the MSA. The loophole allows NPMs that concentrate their sales in a single state, or a limited number of states, to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA, that is, the state’s “allocable share.” The National Association of Attorneys General, referred to as NAAG, has endorsed adoption of the allocable share legislation needed to eliminate this loophole.

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

In 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. The treaty entered into force on February 27, 2005 — 90 days after ratification by the 40th country. In February 2006, the first session of the Conference of the Parties, referred to as the COP, occurred. Since then, the COP has met several times and adopted guidelines with respect to various provisions of the tobacco control treaty. Although the U.S. delegate to the World Health Organization voted for the treaty in May 2003, and the Secretary for Health and Human Services signed the document in May 2004, the Bush Administration did not send the treaty to the U.S. Senate for ratification. Ratification by the United States could lead to broader regulation of the industry.

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

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco and American Snuff Co., see “— Other Contingencies” in Item 8, note 14 to consolidated financial statements.

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

Cautionary Information Regarding Forward-Looking Statements

Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:

•	the substantial and increasing taxation and regulation of tobacco products, including the 2009 federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	decreased sales resulting from the future issuance of “corrective communications,” required by the order in the U.S. Department of Justice case on five subjects, including smoking and health addiction;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes and the challenges to the Florida bond statute applicable to the Engle Progeny cases;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes and RJR Tobacco’s smoke-free tobacco products under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions and expansion of RJR Tobacco’s field trade-marketing organization, without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on interest-rate risk, foreign currency exchange-rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of fire, violent weather and other disasters that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies; and

•	the expiration of the standstill provisions of the governance agreement.

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

The table below provides information about RAI’s financial instruments, as of December 31, 2010, that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)

Investments:
Variable Rate	$2,150	$—	$—	$—	$—	$54	$2,204	$2,204
Average Interest Rate	0.1%	—	—	—	—	2.4%	0.2%	—
Fixed-Rate	—	—	—	—	—	$7	$7	$7
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$—	$450	$685	$—	$200	$2,175	$3,510	$3,922
Average Interest Rate(2)	—	7.3%	7.4%	—	7.3%	7.3%	7.3%	—
Variable Rate	$400	$—	$—	$—	$—	$—	$400	$400
Average Interest Rate(2)	1.0%	—	—	—	—	—	1.0%	—
Swaps — Fixed to Floating:
Notional Amount(3)	$—	$350	$—	$—	$—	$1,150	$1,500	$227
Average Variable Interest Pay Rate(2)	—	1.9%	—	—	—	1.7%	1.7%	—
Average Fixed Interest Receive Rate(2)	—	7.3%	—	—	—	7.1%	7.1%	—
Swaps — Floating to Fixed:
Notional Amount(3)	$—	$350	$—	$—	$—	$1,150	$1,500	$(22)
Average Variable Interest Receive Rate(2)	—	1.9%	—	—	—	1.7%	1.7%	—
Average Fixed Interest Pay Rate(2)	—	3.8%	—	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of December 31, 2010, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2010, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Greensboro, North Carolina
February 23, 2011

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2010.

Dated: February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Reynolds American Inc.:

We have audited Reynolds American Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Greensboro, North Carolina
February 23, 2011

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,
	2010	2009	2008

Net sales(1)	$8,170	$8,015	$8,377
Net sales, related party	381	404	468

Net sales	8,551	8,419	8,845
Costs and expenses:
Cost of products sold(1)(2)(3)(4)	4,544	4,485	4,863
Selling, general and administrative expenses	1,493	1,508	1,500
Amortization expense	25	28	22
Asset impairment and exit charges	38	—	—
Trademark impairment charges	6	567	318
Goodwill impairment charge	26	—	—
Restructuring charge	—	56	90

Operating income	2,419	1,775	2,052
Interest and debt expense	232	251	275
Interest income	(12)	(19)	(60)
Gain on termination of joint venture	—	—	(328)
Other expense, net	7	9	37

Income from continuing operations before income taxes	2,192	1,534	2,128
Provision for income taxes	863	572	790

Income from continuing operations	1,329	962	1,338
Losses from discontinued operations, net of tax	(216)	—	—

Net income	$1,113	$962	$1,338

Basic income per share(5):
Income from continuing operations	$2.28	$1.65	$2.28
Losses from discontinued operations	(0.37)	—	—

Net income	$1.91	$1.65	$2.28

Diluted income per share:
Income from continuing operations	$2.27	$1.65	$2.28
Losses from discontinued operations	(0.37)	—	—

Net income	$1.90	$1.65	$2.28

Dividends declared per share	$1.84	$1.73	$1.70

(1)	Excludes excise taxes of $4,340 million, $3,927 million and $1,890 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Includes Master Settlement Agreement, referred to as MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, expense of $2,496 million, $2,540 million and $2,703 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Includes federal tobacco quota buyout expenses of $243 million, $240 million and $249 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Includes U.S. Food and Drug Administration, referred to as FDA, user fees of $75 million and $22 million for the years ended December 31, 2010 and 2009, respectively.

(5)	All per share amounts have been retroactively adjusted to reflect the November 15, 2010, two-for-one stock split. See note 1 for additional information.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended
	December 31,
	2010	2009	2008

Cash flows from (used in) operating activities:
Net income	$1,113	$962	$1,338
Losses from discontinued operations, net of tax	216	—	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	151	144	142
Asset impairment and exit charges, net of cash payments	37	—	—
Gain on termination of joint venture	—	—	(328)
Restructuring charge, net of cash payments	(51)	7	75
Trademark impairment charges	6	567	318
Goodwill impairment charge	26	—	—
Deferred income tax expense (benefit)	182	(154)	16
Other changes that provided (used) cash:
Accounts and other receivables	(3)	—	(27)
Inventories	164	(49)	26
Related party, net	45	2	—
Accounts payable	(17)	(10)	(12)
Accrued liabilities including income taxes and other working capital	(64)	(191)	(67)
Litigation bonds	(21)	(23)	5
Tobacco settlement	(22)	291	(125)
Pension and postretirement	(702)	(181)	(88)
Other, net	205	89	42

Net cash flows from operating activities	1,265	1,454	1,315

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	—	(56)
Proceeds from settlement of short-term investments	4	19	238
Proceeds from settlement of long-term investments	13	6	8
Capital expenditures	(174)	(141)	(113)
Acquisition, net of cash acquired	—	(43)	—
Distributions from equity investees	—	—	27
Net proceeds from sale of fixed assets	2	11	8
Proceeds from termination of joint venture	28	24	164
Other, net	1	1	2

Net cash flows from (used in) investing activities	(126)	(123)	278

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,049)	(991)	(999)
Repurchase of common stock	(5)	(5)	(210)
Repayments of long-term debt	(300)	(200)	—
Other, net	5	4	3

Net cash flows used in financing activities	(1,349)	(1,192)	(1,206)

Effect of exchange rate changes on cash and cash equivalents	(11)	6	(24)

Net cash flow related to discontinued operations, net of tax benefit	(307)	—	—

Net change in cash and cash equivalents	(528)	145	363
Cash and cash equivalents at beginning of year	2,723	2,578	2,215

Cash and cash equivalents at end of year	$2,195	$2,723	$2,578

Income taxes paid, net of refunds	$573	$709	$846
Interest paid, net of capitalized interest (2010 — $3; 2009 — $1)	$231	$245	$268

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$2,195	$2,723
Accounts receivable	118	109
Accounts receivable, related party	48	96
Notes receivable	34	36
Other receivables	10	15
Inventories	1,055	1,219
Deferred income taxes, net	946	956
Prepaid expenses and other	195	341
Assets held for sale	201	—

Total current assets	4,802	5,495
Property, plant and equipment, at cost:
Land and land improvements	89	88
Buildings and leasehold improvements	656	661
Machinery and equipment	1,700	1,759
Construction-in-process	157	87

Total property, plant and equipment	2,602	2,595
Less accumulated depreciation	1,600	1,570

Property, plant and equipment, net	1,002	1,025
Trademarks and other intangible assets, net of accumulated amortization (2010 — $672; 2009 — $647)	2,675	2,718
Goodwill	8,010	8,185
Other assets and deferred charges	589	586

	$17,078	$18,009

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$179	$196
Tobacco settlement accruals	2,589	2,611
Due to related party	4	3
Deferred revenue, related party	53	57
Current maturities of long-term debt	400	300
Other current liabilities	1,147	1,173

Total current liabilities	4,372	4,340
Long-term debt (less current maturities)	3,701	4,136
Deferred income taxes, net	518	441
Long-term retirement benefits (less current portion)	1,668	2,218
Other noncurrent liabilities	309	376
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2010 — 583,043,872; 2009 — 582,848,102)	—	—
Paid-in capital	8,535	8,498
Accumulated deficit	(547)	(579)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2010 — $(1,446) and 2009 — $(1,376), net of tax)	(1,478)	(1,421)

Total shareholders’ equity	6,510	6,498

	$17,078	$18,009

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions, Except Per Share Amounts)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income (Loss)

Balance at December 31, 2007	$—	$8,653	$(873)	$(314)	$7,466
Net income	—	—	1,338	—	1,338	$1,338
Retirement benefits, net of $884 tax benefit	—	—	—	(1,337)	(1,337)	(1,337)
Unrealized loss on investments, net of $20 tax benefit	—	—	—	(30)	(30)	(30)
Cumulative translation adjustment and other, net of $6 tax benefit	—	—	—	(14)	(14)	(14)

Total comprehensive loss						$(43)

Dividends — $1.70 per share	—	—	(996)	—	(996)
Equity incentive award plan and stock-based compensation	—	18	—	—	18
Common stock repurchased	—	(210)	—	—	(210)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2008	—	8,463	(531)	(1,695)	6,237
Net income	—	—	962	—	962	$962
Retirement benefits, net of $177 tax expense	—	—	—	267	267	267
Unrealized gain on investments, net of $2 tax expense	—	—	—	4	4	4
Cumulative translation adjustment and other, net of $7 tax expense	—	—	—	3	3	3

Total comprehensive income						$1,236

Dividends — $1.73 per share	—	—	(1,010)	—	(1,010)
Equity incentive award plan and stock-based compensation	—	38	—	—	38
Common stock repurchased	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	1,113	—	1,113	$1,113
Retirement benefits, net of $97 tax benefit	—	—	—	(70)	(70)	(70)
Unrealized gain on investments, net of $13 tax expense	—	—	—	21	21	21
Cumulative translation adjustment and other, net of $10 tax benefit	—	—	—	(8)	(8)	(8)

Total comprehensive income						$1,056

Dividends — $1.84 per share	—	—	(1,081)	—	(1,081)
Equity incentive award plan and stock-based compensation	—	40	—	—	40
Common stock repurchased	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2010	$—	$8,535	$(547)	$(1,478)	$6,510

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, (formerly known as Conwood Company, LLC), referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; Lane, Limited, referred to as Lane; and Niconovum AB.

RAI was incorporated as a holding company in the state of North Carolina on January 5, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Split

On October 12, 2010, RAI’s Board of Directors approved a two-for-one stock split of RAI’s common stock, which was issued on November 15, 2010, to shareholders of record on November 1, 2010. Shareholders on the record date received one additional share of RAI common stock for each share owned. All current and prior period share and per share amounts have been adjusted to reflect this stock split.

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

Fair Value Measurement

RAI determines the fair value of certain of its assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances.

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

Investments

Marketable securities are classified as available-for-sale and are carried at fair value. RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities that RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment in earnings, and recognizes the noncredit component in other comprehensive loss. All losses deemed to be other than temporarily impaired are recorded in earnings.

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

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively. Any unrecognized gain or loss will be deferred and recognized into income as the formerly hedged item is recognized in earnings. At December 31, 2010 and 2009, RAI had no derivative instruments classified as hedges.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. During 2010 and 2009, costs of $22 million and $21 million, respectively, were capitalized or included in construction-in-process. At December 31, 2010, and December 31, 2009, the unamortized balance was $64 million and $73 million, respectively. Software amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense was $30 million, $26 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. These criteria are generally met when title and risk of loss pass to the customer. Payments received in advance of shipments are deferred and recorded in other accrued liabilities until shipment occurs. Certain sales of leaf to a related party, considered as bill-and-hold for accounting purposes, are recorded as deferred revenue when all of the above revenue recognition criteria are met except delivery, postponed at the customer’s request. Revenue is subsequently recognized upon delivery. The revenues recorded are presented net of excise tax collected on behalf of government authorities.

Shipping and handling costs are classified as cost of products sold. Net sales include certain sales incentives, including retail discounting, promotional allowances and coupons.

Advertising

Advertising costs, which are expensed as incurred, were $99 million, $103 million and $127 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs, which are expensed as incurred, were $71 million, $68 million and $59 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all forms of share-based payment awards, including shares issued to employees under stock options, restricted stock and restricted stock units.

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting guidance had no material impact on RAI’s consolidated results of operations, cash flows or financial position:

•	Effective January 2010, authoritative GAAP requiring new disclosures and clarifications of existing disclosures of fair value measurements.

•	Effective February 2010, authoritative GAAP that amends date disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.

Note 2 —	Fair Value Measurement

Financial assets (liabilities) carried at fair value as of December 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Cash equivalents	$2,136	$—	$—	$2,136
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	54	54
Auction rate securities — financial insurance companies	—	—	7	7
Mortgage-backed security	—	—	14	14
Marketable equity security	24	—	—	24
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	227	—	227
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(22)	—	(22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets (liabilities) carried at fair value as of December 31, 2009, were as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Cash equivalents	$2,679	$—	$—	$2,679
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	30	30
Auction rate securities — financial insurance companies	—	—	17	17
Mortgage-backed security	—	—	16	16
Marketable equity security	19	—	—	19
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	182	—	182
Interest rate swaps — floating to fixed rate	—	57	—	57
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(2)	—	(2)

There were no changes among the levels during 2010 or 2009.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2010 and 2009. The realized losses were recorded in other expense, net in RAI’s consolidated statement of income for the years ended December 31, 2010, 2009 and 2008. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

The fair value of the auction rate securities, either related to certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as Level 3, utilized an income approach model and was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions, recovery potential and how these factors changed as ratings on the underlying collateral migrated from one level to another. Maturity dates for the auction rate securities begin in 2017.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of December 31.

Financial assets classified as Level 3 investments were as follows:

	December 31, 2010			December 31, 2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	(Loss)Gain(1)	Fair Value	Cost	Loss(1)	Fair Value

Auction rate securities — corporate credit risk	$95	$(41)	$54	$95	$(65)	$30
Auction rate securities — financial insurance companies	4	3	7	17	—	17
Mortgage-backed security	27	(13)	14	31	(15)	16

	$126	$(51)	$75	$143	$(80)	$63

(1)	Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2010 and 2009.

The changes in the Level 3 investments as of December 31, 2010, were as follows:

	Mortgage-Backed Security
		Gross	Estimated
	Cost	(Loss) Gain	Fair Value

Balance as of January 1, 2010	$31	$(15)	$16
Unrealized gains	—	2	2
Redemptions	(4)	—	(4)

Balance as of December 31, 2010	$27	$(13)	$14

	Auction Rate Securities—			Auction Rate Securities—
	Corporate Credit Risk			Financial Insurance Companies
		Gross	Estimated		Gross	Estimated
	Cost	(Loss) Gain	Fair Value	Cost	Gain	Fair Value

Balance as of January 1, 2010	$95	$(65)	$30	$17	$—	$17
Realized losses	—	—	—	(4)	—	(4)
Unrealized gains	—	24	24	—	3	3
Redemptions	—	—	—	(9)	—	(9)

Balance as of December 31, 2010	$95	$(41)	$54	$4	$3	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks, for which impairment during the fourth quarter of 2010 reduced their book value to fair value. The fair value determinations utilized an income approach model and were based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate, applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

The fair value of nonfinancial assets was not measured as of December 31, 2010. Nonfinancial assets measured at fair value on a nonrecurring basis were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss

Trademarks, November 30, 2010	$—	$—	$7	$7	$(6)

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding long-term notes in the aggregate, was $4.3 billion and $4.4 billion with an effective average annual interest rate of approximately 5.4% and 5.5%, as of December 31, 2010 and 2009, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations.

Swaps existed on the following principal amount of debt as of December 31:

2010 and 2009

RJR 7.25% notes, due 2012	$44

Total swapped RJR debt	44

RAI 7.25% notes, due 2012	306
RAI 7.625% notes, due 2016	450
RAI 6.75% notes, due 2017	700

Total swapped RAI debt	1,456

Total swapped debt	$1,500

Historically, the interest rate swap agreements were derivative instruments that qualified for hedge accounting. RAI and RJR assess at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value of the hedged item. Ineffectiveness results when changes in the market value of the hedged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt are not completely offset by changes in the market value of the interest rate swap. As detailed below, at December 31, 2010 and 2009, RAI and RJR had no derivative instruments designated as hedges.

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

On January 7, 2009, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. The resulting gain of approximately $12 million will be amortized to effectively reduce interest expense over the remaining life of the notes. The unamortized portion of this gain as well as the locked in value of the interest rate swaps on January 6, 2009, totaling $198 million and $235 million as of December 31, 2010 and 2009, respectively, were included in long-term debt (less current maturities) in the consolidated balance sheets.

As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%.

As of December 31, 2010, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed

Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	4.97 years	4.97 years

Interest rate swaps were included in the consolidated statements of income as of December 31 as follows:

	2010	2009	2008

Interest and debt expense	$(48)	$(47)	$(43)
Other expense, net	(3)	(9)	—

Credit Risk

RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions.

See note 13 for additional disclosures regarding long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Intangible Assets

The changes in the carrying amounts of goodwill by segment as of December 31, 2010 and 2009, were as follows:

	RJR	American
	Tobacco	Snuff	All Other	Consolidated

Balance as of December 31, 2008
Goodwill	$9,065	$2,650	$224	$11,939
Less: Accumulated impairment charges	(3,763)	(2)	—	(3,765)

Net goodwill balance as of December 31, 2008	5,302	2,648	224	8,174
2009 Activity
Acquisition of Niconovum AB	—	—	11	11

Balance as of December 31, 2009
Goodwill	$9,065	$2,650	$235	$11,950
Less: Accumulated impairment charges	(3,763)	(2)	—	(3,765)

Net goodwill balance as of December 31, 2009	5,302	2,648	235	8,185
2010 Activity
Reclassified as held for sale	—	(149)	—	(149)
Impairment charge	—	(26)	—	(26)

Balance as of December 31, 2010
Goodwill	9,065	2,501	235	11,801
Less: Accumulated impairment charges	(3,763)	(28)	—	(3,791)

Net goodwill balance as of December 31, 2010	$5,302	$2,473	$235	$8,010

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization during the years ended December 31, 2010 and 2009, were as follows:

	RJR Tobacco		American Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other

Balance as of December 31, 2008	$1,653	$55	$1,222	$155	$48	$3,030	$103
Impairment charge	(490)	—	(70)	—	—	(560)	—
Intersegment transfer	—	44	—	—	(44)	—	—
Acquisition of Niconovum AB	—	—	—	—	43	—	43

Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146

Impairment charge	—	—	(6)	—	—	(6)	—
Foreign currency translation	—	—	—	—	3	—	3
Reclassified as held for sale	(11)	—	(3)	—	—	(14)	—
Reclassified to finite-lived	—	—	(7)	—	—	(7)	—

Balance as of December 31, 2010	$1,152	$99	$1,136	$155	$50	$2,443	$149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization during the years ended December 31, 2010 and 2009, were as follows:

			American
	RJR Tobacco		Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other

Balance as of December 31, 2008	$33	$84	$20	$53	$84
Amortization	(12)	(15)	(1)	(13)	(15)
Impairment charge	(1)	—	(6)	(7)	—

Balance as of December 31, 2009	20	69	13	33	69
Amortization	(9)	(15)	(1)	(10)	(15)
Reclassified as held for sale	—	—	(1)	(1)	—
Reclassified from indefinite-lived	—	—	7	7	—

Balance as of December 31, 2010	$11	$54	$18	$29	$54

Details of finite-lived intangible assets subject to amortization as of December 31, 2010, were as follows:

		Accumulated
	Gross	Amortization	Net

Contract manufacturing agreements	$151	$97	$54
Trademarks	101	72	29

	$252	$169	$83

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount

2011	$23
2012	22
2013	17
2014	10
2015	1
Thereafter	10

$83

The impairment testing of trademarks in the fourth quarter of 2010 assumed an increased rate of decline in projected net sales of certain brands, including a loose leaf brand at American Snuff, compared with that assumed in the prior year strategic plan. As a result of annual impairment testing, American Snuff recorded a trademark impairment charge in 2010, and reclassified the trademark as finite-lived. The impairment testing of trademarks in the fourth quarters of 2009 and 2008, included modification to the previously anticipated level of support among certain brands, and an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan. As a result of annual impairment testing, RJR Tobacco and American Snuff recorded trademark impairment charges during 2009 and 2008.

In 2009, an increase of $0.62 in the federal excise tax per pack of cigarettes, as well as significant tax increases on other tobacco products was expected to adversely impact the net sales of RAI’s operating subsidiaries and was considered a triggering event requiring the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009. As a result of this testing, RJR Tobacco and American Snuff recorded trademark impairment charges based on the excess of certain brands’ carrying values over their estimated fair values. Also,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

triggered by the reclassification of KOOL from a growth brand to a support brand, RJR Tobacco completed impairment testing, and as a result, recorded an impairment charge during the third quarter of 2008.

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

These trademark impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2010 and 2009, as trademark impairment charges in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, and had no impact on cash flows. In addition, certain brands that would no longer receive marketing support indicated that a finite life was probable. As a result, these brands are being amortized over their remaining lives, which range from 2 to 18 years, consistent with the pattern of economic benefits estimated to be received.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.25% for each of RJR Tobacco and American Snuff. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. In considering RAI’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

During the fourth quarter of 2010, in order to facilitate its strategic focus on key brands in the cigarette, moist-snuff and modern smoke-free categories of the tobacco business, RAI determined that it was probable that it would dispose of the operations of Lane, which are included in the American Snuff segment. In accordance with accounting guidance, the assets of the disposal group were reclassified as assets held for sale, and liabilities held for sale were included in other current liabilities, in the consolidated balance sheet at December 31, 2010. See note 23 for additional information on the sale of Lane.

In connection with this determination, the goodwill of American Snuff was allocated between the disposal group and the retained operations based on relative fair values, and the resulting goodwill was tested for impairment in the same manner as annual testing described above. Because the sales price, less estimated cost of disposal, deemed to represent fair value, of the disposal group was less than its carrying value, an associated goodwill impairment charge was recorded by American Snuff in the fourth quarter of 2010. This charge is reflected as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2010, as goodwill impairment charge in the consolidated statement of income for the year ended December 31, 2010 and had no impact on cash flows.

Concurrent with the transfer of the management of tobacco products sold to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases, from R. J. Reynolds Global Products Inc., referred to as GPI, to RJR Tobacco on January 1, 2009, an indefinite-lived intangible asset was transferred from All Other to RJR Tobacco.

In 2009, through an indirect subsidiary, RAI completed its acquisition of all of the outstanding shares of Niconovum AB, a Swedish-based nicotine replacement therapy company. The acquisition was treated as a purchase of the Niconovum AB net assets for financial accounting purposes. The estimated fair value of assets acquired, primarily indefinite-lived other intangible assets, and liabilities assumed was determined and recognized. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table above.

Note 4 —	Asset Impairment and Exit Charges

On May 28, 2010, RAI announced that its operating companies are taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina will close by mid-2011 and a factory in Yabucoa, Puerto Rico has closed, with production from those facilities transferring to RJR Tobacco’s facility in Tobaccoville, North Carolina. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees are receiving severance benefits. In connection with these actions, during 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that was substantially paid during 2010.

Note 5 —	Restructuring Charges

2009 Restructuring Charge

In 2009, RJR Tobacco announced the elimination of approximately 400 full-time production positions substantially completed by December 31, 2010. The cash benefits are expected to be substantially paid by December 31, 2011.

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

The activity in the restructuring accruals, comprised of employee severance and related benefits, was as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge

Original accrual	$—	$91
Utilized in 2008	—	(12)
Adjusted in 2008	—	(1)

Balance as of December 31, 2008	—	78
Original accrual	56	—
Utilized in 2009	(8)	(38)

Balance as of December 31, 2009	48	40
Utilized in 2010	(22)	(27)

Balance as of December 31, 2010	$26	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring accruals were included in the consolidated balance sheet as of December 31, 2010 as follows:

	2009	2008
	Restructuring	Restructuring
	Charge	Charge

Other current liabilities	$24	$10
Other noncurrent liabilities	2	3

	$26	$13

Note 6 —	Termination of Joint Venture

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

The joint venture agreement provided that upon a termination of the joint venture, the value of all the trademarks each joint venture member or its affiliate licensed to the joint venture, other than NATURAL AMERICAN SPIRIT, would be calculated and that the party whose licensed trademarks were determined to be of greater value would be required to pay the other party an amount, referred to as the Termination Amount, equal to one-half of the difference between the values of the parties’ respective trademarks. In 2008, RJRTCV and Gallaher Limited, an affiliate of Gallaher, entered into a valuation payment settlement agreement, pursuant to which Gallaher Limited agreed to pay RJRTCV a Termination Amount equal to euros 265 million, or approximately $388 million. Of this amount, euros 159 million, or 60%, was paid as of December 31, 2010, and the remaining 40% is to be paid in four equal annual installments, with the next installment due in April 2011. Of this receivable, $33 million and $35 million, including imputed interest, were included in current notes receivable, and $96 million and $134 million were included in other assets and deferred charges, in the consolidated balance sheets as of December 31, 2010 and 2009, respectively. Related to the gain on termination of the joint venture of $328 million, approximately $118 million of deferred tax was recognized and included in deferred income taxes, net in the noncurrent liability section of the consolidated balance sheets as of December 31, 2010 and 2009.

Note 7 —	Discontinued Operations

In 1999, RJR and RJR Tobacco sold the international tobacco business to JTI. Northern Brands International, Inc., referred to as Northern Brands, was part of the international business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by RJR-Macdonald, Inc., referred to as RJR-MI. Northern Brands ceased being an operating company in 1997 and has been an inactive subsidiary of RJR since that time.

Effective April 13, 2010, RJR Tobacco entered into a comprehensive agreement with the Canadian federal, provincial and territorial governments, referred to as the Comprehensive Agreement, resolving a variety of civil claims related to cigarette smuggling in Canada during the period from 1985 through 1999. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. On April 13, 2010, RJR Tobacco paid the governments a total of Cdn$325 million to bring this complex, lengthy and costly litigation to an end. Separately, on April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario. Under the terms of this agreement, Northern Brands pled guilty to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. The Judge of the Ontario Court of Justice accepted the plea by Northern Brands and required it to pay a fine of Cdn$75 million, which was paid on April 13, 2010. By this plea, the criminal charges that were originally commenced against Northern Brands and certain of its affiliates in 2003 and any other charges that could be commenced against Northern Brands and its affiliates by the Canadian governments relating to contraband tobacco activities have now come to an end.

In addition to the $91 million liability previously accrued by RJR, an adjustment, to reflect the impact of the separate RJR Tobacco settlement to resolve civil claims and the separate Northern Brands plea agreement, in the aggregate of $307 million, or $216 million after tax, was recorded during the first quarter of 2010.

This accrual adjustment has been included in losses from discontinued operations in the consolidated statement of income for the year December 31, 2010. Of the aggregate accrual adjustments of $307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations, and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The aggregate payments of $398 million, offset by a realized tax benefit to date of $91 million, have been included as net cash flows related to discontinued operations, net of tax benefit, in the consolidated statement of cash flows for the year ended December 31, 2010.

Note 8 —	Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2010	2009	2008

Income from continuing operations	$1,329	$962	$1,338
Losses from discontinued operations	(216)	—	—

Net income	$1,113	$962	$1,338

Basic weighted average shares, in thousands	582,996	582,761	586,802
Effect of dilutive potential shares:
Options	61	271	399
Stock units	1,797	620	—

Diluted weighted average shares, in thousands	584,854	583,652	587,201

The basic income per share calculation includes the unvested restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, as the shares have been determined to be participating securities because they have non-forfeitable dividend rights equivalent to common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Inventories

The major components of inventories at December 31 were as follows:

	2010	2009

Leaf tobacco	$997	$1,052
Other raw materials	44	65
Work in process	64	80
Finished products	122	180
Other	25	32

Total	1,252	1,409
Less LIFO allowance	197	190

	$1,055	$1,219

Inventories valued under the LIFO method were $600 million and $743 million at December 31, 2010 and 2009, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2010 and 2009, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded expense of $7 million, $78 million and income of $61 million from LIFO inventory changes during 2010, 2009 and 2008, respectively.

Note 10 —	Other Current Liabilities

Other current liabilities at December 31 included the following:

	2010	2009

Payroll and employee benefits	$188	$228
Pension and other postretirement benefits	96	79
Marketing and advertising	133	142
Declared dividends	285	262
Excise, franchise and property tax	160	166
Restructuring	36	52
Tobacco quota buyout	57	59
Other	192	185

	$1,147	$1,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2010	2009	2008

Current:
Federal	$545	$592	$632
State and other	136	134	142

	681	726	774

Deferred:
Federal	156	(150)	27
State and other	26	(4)	(11)

	182	(154)	16

	$863	$572	$790

The net current deferred income tax asset shown on the consolidated balance sheets at December 31 included the following:

	2010	2009

Deferred tax assets (liabilities):
LIFO inventories	$(200)	$(206)
Pension and other postretirement liabilities	45	36
Tobacco settlement accruals	1,031	1,040
Other accrued liabilities	70	86

	$946	$956

The composition of the net current deferred income tax asset by jurisdiction at December 31 was as follows:

	2010	2009

Federal	$771	$778
State and other	175	178

	$946	$956

The net noncurrent deferred income tax liability shown on the consolidated balance sheets at December 31 included the following:

	2010	2009

Deferred tax assets:
Pension and other postretirement liabilities	$669	$766
Other noncurrent liabilities	141	141

Deferred tax liabilities:
Property and equipment	(218)	(231)
Trademarks and other intangibles	(978)	(985)
Other	(132)	(132)

	$(518)	$(441)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of net noncurrent deferred income tax liability by jurisdiction at December 31 was as follows:

	2010	2009

Federal	$(485)	$(414)
State and other	(33)	(27)

	$(518)	$(441)

No valuation allowance has been provided on the deferred tax assets as of December 31, 2010 or 2009, as RAI believes it is more likely than not that all of the deferred tax assets will be realized through the expected generation of future taxable income.

Pre-tax income for domestic and foreign operations for the years ended December 31 consisted of the following:

	2010	2009	2008

Domestic (includes U.S. exports)	$2,191	$1,508	$1,774
Foreign	1	26	354

	$2,192	$1,534	$2,128

A gain of $328 million from the termination of the R. J. Reynolds-Gallaher International Sarl joint venture was included in foreign income during 2008.

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2010	2009	2008

Income taxes computed at statutory U.S. federal income tax rates	$767	$537	$745
State and local income taxes, net of federal tax benefits	100	81	73
Favorable resolution of federal tax matters	—	—	(2)
Domestic manufacturing deduction	(54)	(41)	(41)
Other items, net	50	(5)	15

Provision for income taxes from continuing operations	$863	$572	$790

Effective tax rate	39.4%	37.3%	37.1%

The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rates for 2008 and 2009 were unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings.

As of December 31, 2010, there were $438 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $77 million and has plans to invest $10 million overseas. RAI has recorded deferred income taxes of $125 million on the $351 million of accumulated earnings in excess of its historical and planned overseas investments.

The deferred tax benefits included in accumulated other comprehensive loss were $997 million for retirement benefits and $13 million for unrealized losses on long-term investments as of December 31, 2010, and were $900 million for retirement benefits and $26 million for unrealized losses on long-term investments as of December 31, 2009.

The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $193 million and $159 million at December 31, 2010 and 2009, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross amount of interest accrued at December 31, 2010 and 2009, was $57 million and $53 million, respectively. The gross amount of penalties accrued at December 31, 2010 and 2009 was $9 million and $12 million, respectively.

A reconciliation of the unrecognized gross tax benefits is as follows:

	2010	2009	2008

Balance at beginning of year	$94	$97	$111
Gross increases related to current period tax positions	37	6	10
Gross increases related to tax positions in prior periods	4	3	3
Gross decreases related to tax positions in prior periods	(1)	(4)	(3)
Gross decreases related to audit settlements paid	(4)	(3)	(16)
Gross decreases related to lapse of applicable statute of limitations	(3)	(5)	(8)

Balance at end of year	$127	$94	$97

As of December 31, 2010, $128 million of unrecognized tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

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

RAI filed a federal consolidated income tax return for the years through 2009. The statute of limitations remains open for the years 2007 through 2009. There are no IRS examinations scheduled at this time for these open years.

In 2007, the State of North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with North Carolina to resolve issues identified and assessed for years 2000 through 2002. In the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense of up to $12 million, inclusive of tax, interest, net of federal benefit, and penalties.

It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months due to statute expirations, which could reduce total income tax expense by approximately $24 million.

Note 12 —	Borrowing Arrangements

On June 28, 2007, RAI entered into a Fifth Amended and Restated Credit Agreement, which, as subsequently amended, is referred to as the Credit Facility and provides for a five-year, $498 million revolving credit facility, which may be increased up to $848 million at the discretion of the lenders upon the request of RAI.

Effective July 15, 2010, RAI entered into a third amendment to Credit Facility, which among other things, permits the refinancing of certain existing RAI and RJR notes within ten months after maturity.

The Credit Facility contains, among others, the following restrictive covenants that limit, and in some circumstances prohibit, the ability of RAI and its subsidiaries to:

•	incur or guarantee additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create, incur or assume liens;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	engage in mergers, acquisitions and consolidations; and

•	sell assets.

These covenants are subject to a number of qualifications and exceptions.

The Credit Facility contains customary events of default, including upon a change in control, which could result in the acceleration of the repayment of all amounts and cancellation of all commitments outstanding thereunder.

RAI is able to use the Credit Facility for borrowings and issuances of letters of credit at its option. Issuances of letters of credit reduce availability under the facility. As of December 31, 2010, there were no borrowings, and $9 million of letters of credit outstanding, under the Credit Facility.

Under the terms of the Credit Facility, RAI is not required to maintain compensating balances; however, RAI is required to pay a commitment fee of between 0.25% and 1.0% per annum on the unused portion of the Credit Facility. During 2010, RAI incurred $3 million in commitment fees.

Borrowings under the Credit Facility bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon the credit rating assigned to the Credit Agreement, plus:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Long-Term Debt

Long-term debt, net of discounts and including adjustments associated with interest rate swaps, as of December 31 consisted of the following:

	2010	2009

RJR debt:
9.25%, notes due 2013	$60	$60
7.25% guaranteed, notes due 2012	60	61
7.3% guaranteed, notes due 2015	1	1

Total RJR debt	121	122

RAI debt:
6.75% guaranteed, notes due 2017	811	824
7.25% guaranteed, notes due 2012	412	424
7.25% guaranteed, notes due 2013	623	623
7.25% guaranteed, notes due 2037	448	448
7.3% guaranteed, notes due 2015	199	199
7.625% guaranteed, notes due 2016	838	847
7.75% guaranteed, notes due 2018	249	249
Floating rate, guaranteed, notes due 2011	—	400

Total RAI debt	3,580	4,014

Total long-term debt (less current maturities)	3,701	4,136
Current maturities of long-term debt	400	300

	$4,101	$4,436

As of December 31, 2010, the maturities of RAI’s and RJR’s notes, net of discounts and adjustments associated with interest rate swaps, were as follows:

Year	RAI	RJR	Total

2011	$400	—	$400
2012	392	57	449
2013	623	60	683
2015	199	—	199
2016 and thereafter	2,171	1	2,172

	$3,785	$118	$3,903

In conjunction with their obligations under the Credit Facility, RAI’s material domestic subsidiaries, including RJR, RJR Tobacco, Santa Fe, Lane, GPI, American Snuff Co. and Rosswil, LLC, among others, guarantee the Notes.

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of 2010, 2009 and 2008 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No liability for pending smoking and health tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation. A comprehensive discussion of the Canadian matters is set forth below under “— Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 7.

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2010.

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

During the fourth quarter of 2010, 10 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2010, there were 198 cases pending against RJR Tobacco or its affiliates or indemnitees: 188 in the United States; nine in Canada and one in Israel, as compared with 190 total cases on December 31, 2009. The U.S. case number does not include the 611 individual smoker cases pending in West Virginia state court as a consolidated action, 7,241 Engle Progeny cases (as hereinafter defined), involving approximately 8,637 individual plaintiffs, and 2,590 Broin II cases (as hereinafter defined), pending in the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on December 31, 2010, 24 are pending in federal court, 163 in state court, primarily in the following states: Maryland (31 cases); Florida (28 cases); Missouri (21 cases); New York (17 cases); Louisiana (15 cases); and California (8 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of December 31, 2010, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of September 30, 2010, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on October 28, 2010, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	September 30, 2010	Page
Case Type	of December 31, 2010	Increase/(Decrease)	Reference

Individual Smoking and Health	120	4	95
Engle Progeny (Number of Plaintiffs)**	7,241 (8,637)	−492 (−516)	96
West Virginia IPIC (Number of Plaintiffs)*	1(611)	No Change	96
Broin II	2,590	(−4)	102
Class-Action	15	No Change	103
Health-Care Cost Recovery	3	(−1)	108
State Settlement Agreements-Enforcement and Validity; Adjustments	34	1	114
Antitrust	1	No Change	118
Other Litigation and Developments	14	No Change	118

*	Includes as one case the 611 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The number of cases may increase as the result of the multiple plaintiff cases being dismissed with instructions to file individual cases.

Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. On July 6, 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. On October 1, 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of December 31, 2010, RJR Tobacco had been served in 7,241 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 8,637 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of December 31, 2010, RJR Tobacco was aware of 27 additional cases that had been filed but not served (with 300 plaintiffs). A number of the Engle Progeny cases are scheduled for trial or are in trial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. On December 15, 2008, the trial court signed the order for appeal of the amended judgment. On April 23, 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants were required to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ application for rehearing was denied on May 12, 2010. In September 2010, the defendants’ application for writ of certiorari with the Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. On September 24, 2010, the U.S. Supreme Court granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition of writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court on December 2, 2010. The plaintiffs’ response was filed on February 2, 2011.

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

For a detailed description of these cases, see “— Engle and Engle Progeny Cases,” “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case” and “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Trials.  Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2011 compared to recent years. There are 11 cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2010, for RJR Tobacco or its affiliates and indemnitees: West Virginia IPIC, one class action, one health-care cost recovery case, and six individual smoking and health cases and two other cases. There are 67 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through December 31, 2011, but it is not known how many of these cases will actually be tried.

Trial Results.  From January 1, 2008 through December 31, 2010, 37 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 20 cases, including 12 mistrials, tried in Florida (17), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 16 cases tried in Florida and one in Connecticut.

In the fourth quarter of 2010, six Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•	In Campbell v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 15, 2010. Final judgment was entered on November 19, 2010.

•	In Rohr v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on the decedent’s addiction claim on October 20, 2010. On October 28, 2010, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on the negligence claim and in favor of the plaintiff on whether defective cigarettes were the legal cause of the decedent’s death. The jury assigned 100% of the fault to the decedent for his death, and therefore no compensatory damages were awarded.

•	In Koballa v. Philip Morris USA Inc., on October 29, 2010, the court declared a mistrial after the jury informed the court that they were unable to reach a verdict.

•	In Vasko v. R. J. Reynolds Tobacco Co., the jury found in favor of RJR Tobacco on November 4, 2010.

•	In Webb v, R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages on November 15, 2010.

•	In Ojeda v. Philip Morris USA Inc., the court declared a mistrial on November 29, 2010.

•	In Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial on January 5, 2011.

For a detailed description of the above-described cases above, see “— Engle and Engle Progeny Cases” below.

In the fourth quarter of 2010, no non-Engle Progeny smoking and health cases (and no health-care cost recovery cases) in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of December 31, 2010, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class Action Suits - Medical Monitoring and Smoking Cessation Case” below.
February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages, which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.
August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases - Department of Justice Case” below.
May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.
May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.
May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.
February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.
March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.
March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.
March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.
April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages and $40.8 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.
April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.
April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $483,682. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.
May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.
May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.
June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.
August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

October 20, 2010	Rohr v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	No damages awarded.	See “— Engle and Engle Progeny Cases” below.
November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Individual Smoking and Health Cases

As of December 31, 2010, 120 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 117 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to December 31, 2010, or remained on appeal as of December 31, 2010.

On August 15, 2003, the jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. On January 19, 2006, the Superior Court of Pennsylvania affirmed the verdict. On September 22, 2006, the Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review of certain issues. On August 13, 2010, the Superior Court of Pennsylvania entered a memorandum affirming final judgment entered on January 1, 2004. On October 13, 2010, the plaintiff’s application for reargument was denied. On November 12, 2010, the plaintiff filed a petition for permission to appeal to the Pennsylvania Supreme Court the order denying the plaintiff’s application for reargument.

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

On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department on July 3, 2007. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million on July 5, 2007. On September 29, 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No date has been set for the punitive damages retrial.

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

On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. On December 21, 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. RJR Tobacco filed a notice of appeal on January 31, 2011.

West Virginia IPIC

In West Virginia, as of December 31, 2010, there were 649 cases (of which 611 are actions against RJR Tobacco and/or B&W) pending as a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. These cases are proposed to be tried in Kanawha County Circuit Court in a single proceeding. The current trial plan provides for a three-phase proceeding, with certain elements of liability and entitlement to punitive damages being tried in Phase I. Phase II would address the ratio between any compensatory and punitive damages awarded. Phase III would address all remaining individual issues including medical and legal causation and compensatory damages. Trial began on February 1, 2010. On February 3, 2010, a mistrial was granted due to the inability to seat a jury. Retrial began on June 1, 2010. On June 8, 2010, the court declared a second mistrial due to the inability to seat a jury. A new trial has been scheduled for October 17, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Florida Supreme Court’s July 6, 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of December 31, 2010, RJR Tobacco had been served in 7,241 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 8,637 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial, and several of these cases already have been tried in 2010.

Three federal district courts ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings, in Brown v. R. J. Reynolds Tobacco Co. and Burr v. Philip Morris USA, Inc., were certified by the trial court for interlocutory review. In July 2010, the Court of Appeals for the Eleventh Circuit held, as a matter of Florida law, that the findings from the first phase of the Engle proceedings cannot be given greater effect than what the Engle jury found. Because it rejected plaintiffs’ approach on state-law grounds, the court did not find it necessary to consider whether that approach would violate the Due Process Clause of the U.S. Constitution. On December 14, 2010, First District Court of Appeal — an intermediate state appellate court — rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. The Martin holding on the Engle findings is expected to be given binding precedential effect in state trial courts throughout Florida and likely supersedes the Eleventh Circuit’s interpretation of state law even in the federal cases; as a result,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the defendants have asked the federal district courts in Jacksonville and Tampa to rule on their constitutional objection to use the Engle findings to satisfy elements of plaintiffs’ claims. The federal district court in Jacksonville has activated 12 cases for discovery, and accordingly, will have to revisit the use of the findings.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012. The plaintiffs have challenged the constitutionality of the bond cap in five of the cases discussed below. Argument in the first three cases took place in a trial court in Alachua County in September 2010. If the Alachua County court finds the bond cap unconstitutional in those cases, RJR Tobacco will have to post an additional $52.03 million in bonds. Argument in the fourth case took place in a trial court in Escambia County in January 2011; in that case, Clay v. R. J. Reynolds Tobacco Co., the trial court upheld the bond cap. The plaintiff is expected to appeal. Argument in the fifth case, Douglas v. Philip Morris USA, Inc., pending in Hillsborough County, is set for March 28, 2011.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2010 to December 31, 2010, or remained on appeal as of December 31, 2010.

On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendants’ products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 on June 8, 2009. In June 2009, RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. Briefing is complete. Oral argument has not been scheduled.

On May 20, 2009, in Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 22, 2009, the jury returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. In June 2009, RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal and posted a supersedeas bond in the amount of approximately $700,000 in July 2009. Oral argument occurred on February 3, 2011. A decision is pending.

On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First District Court of Appeal. In October 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First District Court of Appeal affirmed the final judgment in December 2010. In January 2011, RJR Tobacco filed a motion for certification or rehearing en banc.

On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million in January 2010. Oral argument occurred in January 2011. A decision is pending.

On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of compensatory and punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. In July 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million, and the plaintiff filed a notice of cross appeal; which was voluntarily dismissed in January 2011. Briefing is underway.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the decedent, Laura Grossman’s, addiction to cigarettes, she developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer. On April 29, 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $484,000 in July 2010. The plaintiff filed a notice of cross appeal. Briefing is underway.

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. In June 2010, RJR Tobacco filed a notice of appeal to the Second District Court of Appeal and posted a supersedeas bond in the amount of $250,000. Briefing is underway.

In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million in May 2010. The plaintiff filed a notice of cross appeal. Briefing is underway.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products. The plaintiff sought in excess of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment to include interest from the date of the verdict in September 2010. The plaintiff filed a notice of cross appeal. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $2.5 million in October 2010. Briefing is underway.

On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff. The jury also found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $4.7 million in October 2010. The plaintiff filed a notice of cross appeal. Briefing is underway.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, finding the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent, Margot Putney, suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. Briefing is underway. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. Briefing is underway.

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

In Willis v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Manatee County, Florida, the court granted a mistrial due to the jury’s inability to reach a verdict on May 12, 2010. The plaintiff alleged that he had been addicted to cigarettes and developed unspecified diseases as a result of smoking. The plaintiff sought unspecified compensatory and punitive damages. Retrial began on September 13, 2010. In October 2010, the jury returned a verdict in favor of the defendants. The plaintiff’s motion for a new trial was denied in November 2010.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million — three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. Briefing is underway.

In Frazier v. Philip Morris USA Inc., the court declared a mistrial due to the inability to seat a jury on May 14, 2010, in a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleges that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. On October 15, 2010, the jury returned a verdict in favor of the defendants. The plaintiff filed post-trial motions on October 25, 2010. A decision is pending.

On June 18, 2010, in Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the defendant to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. In July 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3.8 million in September 2010. The plaintiff filed a notice of cross appeal. Briefing is underway.

On June 7, 2010, in Soffer v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in December 2007 in the Circuit Court, Alachua County, Florida. The plaintiff alleged that the decedent, Maurice Soffer, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. The plaintiff seeks compensatory damages in excess of $15,000 and no punitive damages. Retrial is scheduled for June 6, 2011.

On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the defendant to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff filed a motion for new trial as to the amount of the punitive damages. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million and $180,000 in punitive damages. The defendants have filed a notice of appeal.

On August 4, 2010, in Warrick v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a verdict. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that the decedent, Evaline Warrick, was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and lung cancer. Retrial began on September 13, 2010. On October 4, 2010, the jury returned a verdict in favor of the defendants, RJR Tobacco and Philip Morris USA. The court entered final judgment on December 15, 2010. On January 4, 2011, the court denied the plaintiff’s motion to set aside the verdict or for a new trial. The plaintiff did not appeal.

On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendant, RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. In September 2010, the court denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal. Briefing is underway.

On October 15, 2010, in Campbell v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Hillsborough County, Florida. The plaintiffs alleged that Claudette Campbell was addicted to cigarettes manufactured by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants, and as a result, developed, chronic obstructive pulmonary disease, bladder cancer and other smoking related medical conditions and/or diseases. Final judgment was entered on November 19, 2010. The deadline for the plaintiff to file an appeal was December 20, 2010.

On October 20, 2010, in Rohr v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff on the decedent’s addiction claim. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that Arthur Rohr was addicted to cigarettes manufactured by the defendants, and as a result, suffered bodily injury and died. On October 28, 2010, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on the negligence claim and in favor of the plaintiff on whether defective cigarettes were the legal cause of Mr. Rohr’s death. The jury assigned 100% of the responsibility to the decedent for his death; therefore, no compensatory damages were awarded against the defendants. Final judgment was entered in November 2010. The deadline for the plaintiff to file an appeal was in December 2010.

On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida. The plaintiff alleges that as a result of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial is scheduled to begin March 21, 2011.

On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., the jury found in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The case was filed in January 2008, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered and the plaintiff filed a notice of appeal. Briefing is underway.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Levy County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. Briefing is underway.

On November 29, 2010, in Ojeda v. Philip Morris USA Inc., the court declared a mistrial due to counsel determining that some additional evidence was needed before the case could be tried. The case was filed in October 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleges that the decedent, Juan Ojeda, was addicted to cigarettes manufactured by the defendants, and as a result, suffered from one or more smoking related medical conditions and/or diseases. Retrial is scheduled to begin August 29, 2011.

On January 5, 2011, in Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. The plaintiff seeks an unspecified amount of compensatory and punitive damages. Retrial is scheduled to begin July 11, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, there were 2,590 Broin II lawsuits pending in Florida.

Class-Action Suits

Overview.  As of December 31, 2010, 15 class-action cases, exclusive of antitrust class actions, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, New Mexico, Virgin Islands and Arizona. All pending class-action cases are discussed below.

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

Medical Monitoring and Smoking Cessation Case.  On November 5, 1998, in Scott v. American Tobacco Co., a case filed in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. On July 28, 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking.

On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. In September 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million (the portions for RJR Tobacco and B&W) towards the bond. In February 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest, struck eight of the 12 components of the smoking cessation program and remanded the case for further proceedings. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. The plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied in January 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied in June 2008. In July 2008, the trial court entered an amended judgment in the case, finding that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.

In December 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. In April 2010, the court of appeals amended but largely affirmed the trial court’s July 2008 judgment and ordered the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ motion for rehearing was denied. In September 2010, the defendants’ application for writ of certiorari or review and their emergency motion to stay execution of judgment with the Louisiana Supreme Court was denied. On September 24, 2010, the U.S. Supreme Court granted the defendant’s motion to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court on December 2, 2010. The plaintiffs’ response was filed on February 2, 2011.

California Business and Professions Code Cases.  On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint, and discovery is underway. A hearing on the defendants’ motion to decertify the class is scheduled for February 23, 2011. Trial is currently scheduled for May 6, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss it in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011.

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

Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. In that “lights” class-action case pending against Altria Group, Inc. and Philip Morris USA, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. Since this decision in December 2008, a number of the stayed cases have become active again.

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. In December 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. In December 2006, the defendant’s motion to dismiss and for entry of final judgment was granted, and the case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. Oral argument occurred in February 2010. A decision is pending.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the circuit court. There is currently no activity in the case.

In Howard v. Brown & Williamson Tobacco Corp., another case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in December 2001. In June 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris, Inc. case mentioned above. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which affirmed the Circuit Court’s stay order in August 2005. There is currently no activity in the case.

A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time.

In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed a motion to remand, which was granted in March 2006. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time.

In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case in May 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. In July 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In February 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which in December 2007, reversed the judgment and remanded the case to the District Court. In January 2009, the Minnesota Supreme Court issued an order vacating the February 2008 order that granted RJR Tobacco’s petition for review. In July 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case, and in Thompson below until completion of all appellate review in Curtis v. Altria Group, Inc..

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In October 2007, the U.S. District Court remanded the case to state district court. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery. The parties are engaged in class certification discovery, and this case is likely to remain active through 2011. In July 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses.

In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification in December 2001, in an action brought against the major U.S. cigarette manufacturers, including, RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting their advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. In March 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint in March 2009, to add a claim of unjust enrichment and, to include in the class, individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint in March 2009. In July 2009, the plaintiffs filed an additional motion for class certification. In September 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the “lights” claims as to all defendants other than Philip Morris. In February 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. In April 2010, the court granted the plaintiffs’ motion to file a fourth amended complaint and withdraw the motion to reinstate count I by identifying a new plaintiff. The defendants filed a motion to dismiss the plaintiffs’ fourth amended complaint, which was granted in June 2010. The court denied the plaintiffs’ motion to reconsider, and in August 2010, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit. Briefing is underway.

In VanDyke v. R. J. Reynolds Tobacco Co., a case filed in August 2009 in the U.S. District Court for the District of New Mexico against RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all New Mexico residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “lights” or “ultra-lights.” The plaintiffs allege fraudulent misrepresentation, breach of express warranty, breach of implied warranties of merchantability and of fitness for a particular purpose, violations of the New Mexico Unfair Practices Act, unjust enrichment, negligence and gross negligence. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages to the plaintiff and the class but not damages for personal injury or health-care claims. Discovery is underway.

In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, nondisclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. Discovery is underway.

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

Other Class Actions. In Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Case.”

In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.

In Jones v. American Tobacco Co., Inc., a case filed in December 1998 in Circuit Court, Jackson County, Missouri, the defendants removed the case to the U.S. District Court for the Western District of Missouri in February 1999. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, by tobacco product users and purchasers on behalf of all similarly situated Missouri consumers. The plaintiffs allege that their use of the defendants’ tobacco products has caused them to become addicted to nicotine. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. The case was remanded to the Circuit Court in February 1999. There has been limited activity in this case.

Finally, in Romo v. Philip Morris USA, Inc., a case filed in November 2010 in the Superior Court of the Virgin Islands against RJR Tobacco and other defendants, the plaintiffs brought the case on behalf of all residents of the U.S. Virgin Islands who smoke cigarettes distributed and sold in the Virgin Islands. The plaintiffs alleged unjust enrichment, unfair and deceptive trade practices and consumer fraud. The plaintiffs sought a variety of damages, including compensatory and punitive damages. On January 4, 2011, the plaintiffs filed a notice of voluntary dismissal without prejudice as to all defendants.

Health-Care Cost Recovery Cases

Health-care cost recovery cases have been brought by a variety of plaintiffs. Other than certain governmental actions, these cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

As of December 31, 2010, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2008 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

						2012 and
	2008	2009	2010	2011		thereafter

First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136		$136		$136
Florida Annual Payment	440	440	440		440		440
Texas Annual Payment	580	580	580		580		580
Minnesota Annual Payment	204	204	204		204		204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004	8,004		8,004		8,004
Base Foundation Funding	25	—	—		—		—
Growers’ Trust(2)	500	295	295		—		—
Offset by federal tobacco buyout(2)	(500)	(295)	(295)		—		—

Total	$9,389	$9,364	$9,364		$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule
Settlement expenses	$2,703	$2,540	$2,496		—		—
Settlement cash payments	$2,830	$2,249	$2,519		—		—
Projected settlement expenses				$	>2,500	$	>2,500
Projected settlement cash payments				$	>2,500	$	>2,500

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements-Enforcement and Validity; Adjustments” below.

(2)	The Growers’ Trust payments expired December 2010 and will be offset by certain obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “— Tobacco Buyout Legislation and Related Litigation” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Department of Justice Case.  On September 22, 1999, the U.S. Department of Justice brought an action against RJR Tobacco, B&W and other tobacco companies in the U.S. District Court for the District of Columbia. The government initially sought to recover federal funds expended by the federal government in providing health care to smokers who developed diseases and injuries alleged to be smoking-related, based on several federal statutes. In addition, the government sought, pursuant to the civil provisions of RICO, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” In September 2000, the court dismissed the government’s claims asserted under the Medical Care Recovery Act as well as those under the Medicare Secondary Payer provisions of the Social Security Act, but did not dismiss the RICO claims. In February 2005, the U.S. Court of Appeals for the District of Columbia ruled that disgorgement is not an available remedy in this case. The government’s petition for writ of certiorari with the U.S. Supreme Court was denied in October 2005. The non-jury, bench trial began in September 2004, and closing arguments concluded in June 2005.

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

Certain defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia in September 2006. The government filed its notice of appeal in October 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending the defendants’ appeal. On September 28, 2006, the district court denied the defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion on October 31, 2006.

On November 28, 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion for clarification was granted in part and denied in part in March 2007. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States.

In May 2009, the U.S. Court of Appeals largely affirmed the finding of liability against the tobacco defendants and remanded to the trial court for dismissal of the trade organizations. The court also largely affirmed the remedial order, including the denial of additional remedies, but vacated the order and remanded for further proceedings as to the following four discrete issues:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RJR Tobacco, B&W and the Department of Justice filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. On June 28, 2010, the U.S. Supreme Court denied both parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented and the scope thereof.

International Cases.  Four health-care reimbursement cases are pending against RJR Tobacco, its current or former affiliates, or B&W outside the United States, three in Canada and one in Israel. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.

In 1997, British Columbia enacted the Tobacco Damages Recovery Act, S.B.C. 1997, c. 41, which was amended and renamed the Tobacco Damages Recovery Amendment Act, S.C.B. 1998, c. 45. The act created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. The subsequent suit by Her Majesty the Queen in Right of the Province of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, the Tobacco Damages and Health-Care Costs Recovery Act, S.B.C. 2000, c. 30, and Her Majesty the Queen in Right of the Province of British Columbia brought a new action, filed in January 2001, against many of the same defendants, including RJR Tobacco and one of its affiliates, that is pending in Supreme Court, British Columbia. In this action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco filed a statement of defense in January 2007. In February 2010, the trial date was adjourned and no new date has been set.

In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2006, the Tobacco Damages and Health-Care Costs Recovery Act, S.N.B. 2006, c. T-7.5, which is substantially similar to the British Columbia statute enacted in 2000 described above and created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of New Brunswick residents resulting from tobacco-related disease. In this action, the New Brunswick government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the New Brunswick statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. In June 2008, RJR Tobacco filed a notice of intent to defend and has since filed defenses to these claims.

In September 2009, a case was filed on behalf of Her Majesty the Queen in Right of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, the Tobacco Damages and Health-Care Costs Recovery Act, S.O. 2009, c. 13, which is substantially similar to the British Columbia statute enacted in 2000 described above and created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of Ontario residents resulting from tobacco-related disease. In this action, the Ontario government seeks to recover the present value of its total expenditure for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditure for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the Ontario statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, and violation of trade practice and competition acts. RJR Tobacco and one of its affiliates filed statements of defense in March 2010, and the government filed an amended statement of claim in August 2010, that deleted the illegal importation claims. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Ontario court. A decision is pending.

In September 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. A decision is pending.

The following six putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the provinces of Alberta, British Columbia, Manitoba, Nova Scotia, and Saskatchewan, although only the action pending in Saskatchewan is being taken forward at this stage:

•	In Adams v. Canadian Tobacco Manufacturers’ Council, a case filed in July 2009 in the Court of Queen’s Bench for Saskatchewan against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals who were alive on July 10, 2009, and who have suffered, or who currently suffer, from chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed or distributed by the defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In Dorion v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009, in the Court of Queen’s Bench of Alberta against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants.

•	In Kunka v. Canadian Tobacco Manufacturers’ Council, a case filed in 2009 in the Court of Queen’s Bench of Manitoba against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, and their dependents and family members, who purchased or smoked cigarettes manufactured by the defendants.

•	In Semple v. Canadian Tobacco Manufacturers’ Council, a case filed in June 2009 in the Supreme Court of Nova Scotia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, dependents and family members, who purchased or smoked cigarettes designed, manufactured, marketed or distributed by the defendants for the period of January 1, 1954, to the expiry of the opt out period as set by the court.

•	In Bourassa v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from chronic respiratory diseases, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants.

•	In McDermid v. Imperial Tobacco Canada Limited, a case filed in June 2010 in the Supreme Court of British Columbia against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, the plaintiffs brought the case on behalf of all individuals, including their estates, who were alive on June 12, 2007, and who have suffered, or who currently suffer from heart disease, after having smoked a minimum of 25,000 cigarettes designed, manufactured, imported, marketed, or distributed by the defendants.

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

Native American Tribe Cases.  As of December 31, 2010, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

Hospital Cases.  As of December 31, 2010, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. In June 2010, the court granted the defendants’ motions for summary judgment on failure to warn claims, negligent omission claims, and all related targeting marketing claims and allegations based on federal preemption. In September 2010, the court granted the defendants’ motion for summary judgment on plaintiffs’ claims concerning ETS and plaintiffs’ claims for damages based on the loss of use of monies prior to judgment. In October 2010, the court granted the defendants’ motions for summary judgment on misrepresentation, concealment and omission. The remaining motions for summary judgment were denied. Jury selection began January 10, 2011, and opening statements occurred on January 31, 2011.

Other Cases.  On May 20, 2008, in National Committee to Preserve Social Security and Medicare v. Philip Morris USA Inc., the National Committee to Preserve Social Security and Medicare filed a case against the major U.S. cigarette manufacturers, including RJR Tobacco, in the U.S. District Court for the Eastern District of New York. The case seeks to recover twice the amount paid by Medicare for health services provided to Medicare beneficiaries to treat their diseases attributable to smoking the defendants’ cigarettes from May 21, 2002, to the present, for which treatment the defendants were “required or responsible to make payment” under the Medicare Secondary Payer Act. In July 2008, the defendants filed a motion to dismiss for failure to state a claim and lack of standing, and the plaintiffs filed a motion for summary judgment as to liability under the Federal Rules of Civil Procedure 56(d)(2). In March 2009, the court granted the defendants’ motion to dismiss and denied the plaintiffs’ cross-motion for summary judgment. The plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On October 8, 2010, a summary order was entered by the Second Circuit that vacated the judgment of the Eastern District of New York and remanded the case with instructions for the court to dismiss the complaint for lack of subject matter jurisdiction, and on December 22, 2010, the court dismissed the case.

In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. The parties finished briefing their respective cross-motions for summary judgment in December 2009, and in January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. Briefing is complete, and oral argument has not yet been scheduled.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.

State Settlement Agreements-Enforcement and Validity; Adjustments

As of December 31, 2010, there were 34 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. A status conference is scheduled for February 14, 2011.

In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. On April 28, 2005, B&W advised the state that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. This matter is currently in the discovery phase.

In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. Discovery in this matter is underway.

In October 2008, Vibo Corporation, Inc. d/b/a General Tobacco, referred to as General, filed a complaint in the U.S. District Court for the Western District of Kentucky against RJR Tobacco and other participating manufacturers, referred to as PMs, under the MSA, and the Attorneys General of the 52 states and territories that are parties to the MSA. General sought, among other things, to enjoin enforcement of certain provisions of the MSA and an order relieving it of certain of its payment obligations under the MSA and, in the event such relief was not granted, rescission of General’s 2004 agreement to join the MSA. General also moved for a preliminary injunction that, among other things, would have enjoined the states from enforcing certain of General’s payment obligations under the MSA. In November 2008, RJR Tobacco and the other defendants moved to dismiss General’s complaint. In January 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing General’s lawsuit. Final judgment was entered on January 5, 2010. On January 13, 2010, General noticed its appeal of this decision. Briefing is complete. Oral argument has not been scheduled.

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

Six of these magazine advertisement cases have been ruled upon following bench trials:

•	In Maine, RJR Tobacco received a complete defense ruling.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court declined to review the decision by the Court of Appeals.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State petitioned the Ohio Supreme Court for review, and that petition was denied.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals affirmed the judgment, but has yet to hear a separate appeal on the issue of the State’s entitlement to attorneys’ fees. Briefing on the issue of the State’s entitlement to attorneys’ fees is complete. A hearing date has not yet been set.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco appealed. In August 2010, the Pennsylvania Court of Appeals reversed the trial court on both claims. The Commonwealth filed a motion for reargument, which was denied in October 2010. In November 2010, the Commonwealth filed a petition for leave to appeal. Briefing on the petition for leave to appeal is complete.

•	In Illinois, RJR Tobacco received a complete defense ruling. The State requested reconsideration of the court’s ruling, and the court reaffirmed its ruling in favor of RJR Tobacco. The State filed an appeal. Briefing on the appeal is complete. A hearing date has not yet been set.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute.

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

The arbitration panel contemplated by the MSA and the Agreement Regarding Arbitration has been selected and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held on July 20, 2010. A further hearing, focused primarily on jurisdictional and procedural issues, was held on October 5, 2010. Additional proceedings took place on December 6, 2010. Further proceedings are currently scheduled for April 12, 2011. It is anticipated that it will be 12 to 18 months before a decision on the merits with respect to this claim is reached.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2008, 2009, and 2010 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those three years is approximately $1.4 billion.

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of December 31, 2010, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in Kansas.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties are currently engaged in discovery. On November 5, 2010, RJR Tobacco and B&W filed a motion for summary judgment.

Other Litigation and Developments

Canadian Matters.  By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	In February 2003, the RCMP filed criminal charges in the Province of Ontario against, and purported to serve summonses on, JTI-Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co., Puerto Rico, referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991, through December 31, 1996. The charges alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. In October 2003, Northern Brands, RJR-TI and RJR-PR each challenged both the propriety of the service of the summonses and the jurisdiction of the court. On February 9, 2004, the Superior Court of Justice ruled in favor of these companies. The government filed a notice of appeal from that ruling, and in 2007, the Court of Appeal announced a unanimous decision in favor of the companies’ position and dismissed the government’s appeal.

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

On April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario. Under the terms of this agreement, Northern Brands pled guilty to a one count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. The Judge of the Ontario Court of Justice accepted the plea by Northern Brands and required it to pay a fine of CAD $75 million, which was paid on April 13, 2010. By this plea, the criminal charges that were originally commenced against Northern Brands and certain of its affiliates in 2003 came to an end and any other charges that could be commenced against Northern Brands and its affiliates by the Canadian governments relating to contraband tobacco activities have now come to an end.

RJR and JTI entered into a Settlement Agreement and Mutual Release dated as of April 13, 2010, referred to as the SA-MR, pursuant to which the parties have resolved, by mutual release, JTI’s request for indemnification of the claims referenced in the four preceding paragraphs and, among other things, (1) RJR Tobacco has agreed to give up its reservation of rights with respect to all moneys already advanced to JTI for certain attorneys’ fees, expenses and costs in the criminal proceedings and to pay for any additional fees, expenses and costs of like kind incurred in those proceedings up to a specified date; (2) JTI has paid for all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Goods and Services Taxes incurred to date and has agreed to pay for all such taxes incurred in the future in connection with the foregoing attorney services already provided or to be provided in the criminal proceedings; (3) the parties have agreed to split evenly the payment of certain other attorneys’ fees already incurred in connection with the Canadian matters; and (4) the parties have resolved other issues related to the preceding matters.

•	On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed in August 2003 by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants were JTI and a number of its affiliates. The Statement of Claim sought to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. As filed, the Attorney General’s Statement of Claim sought to recover CAD $1.5 billion in compensatory damages and CAD $50 million in punitive damages, as well as equitable and other forms of relief. However, in the Companies’ Creditor Arrangement Act proceeding described below, the Attorney General amended and increased Canada’s claim to CAD $4.3 billion.

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

•	On July 26, 2003, a Statement of Claim was filed against JTI-MC and others in the Superior Court of Justice, Ontario, Canada by Leslie and Kathleen Thompson. Mr. Thompson is a former employee of Northern Brands and JTI-MC’s predecessor, RJR-MI. Mr. and Mrs. Thompson have alleged breach of contract, breach of fiduciary duty and negligent misrepresentation, among other claims. They sought lost wages and other damages, including punitive damages, in an aggregate amount exceeding $12 million. On August 3, 2010,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the parties settled this action, and this action was among the disputed issues that JTI and RJR Tobacco resolved in the SA-MR.

•	On November 17, 2004, a Statement of Claim was filed against JTI-MC in the Supreme Court of British Columbia by Stanley Smith, a former executive of RJR-MI, for alleged breach of contract and other legal theories. Mr. Smith sought CAD $840,000 for salary allegedly owed under his severance agreement with RJR-MI, as well as other unspecified compensatory and punitive damages. On January 10, 2005, Mr. Smith subsequently filed a substantively identical claim in the Superior Court of Justice in Ontario and proposed that the action be tried in Toronto. On August 3, 2010, the parties settled this action, and this action was among the disputed issues that JTI and RJR Tobacco resolved in the SA-MR.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

•	On December 14, 2007, the European Community and 26 member states entered into a series of agreements with JTI and/or its subsidiaries regarding, principally, contraband and counterfeit cigarettes bearing JTI trademarks in the European Community. Collectively, those agreements resolved, in pertinent part, all claims that the European Community and member states either had or might have had prior to December 14, 2007, against JTI and/or its subsidiaries with respect to any such contraband and counterfeit cigarettes and claims for which JTI could become the subject of a claim for indemnity by RJR under the terms of the 1999 Purchase Agreement. In addition, the European Community and signatory member states agreed to release RJR and its affiliates from those same claims.

•	On April 23, 2010, a Statement of Claim was filed against JTI-MC by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.

•	By letter dated February 2, 2010, JTI stated that it would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur in connection with an investigation commenced in January 2010 by the Canada Revenue Agency, referred to as CRA, regarding interest deductions that JTI-MC took on its income tax returns for the period 2005-2008 while it was in the CCAA Proceedings. This matter was resolved between JTI and RJR Tobacco in the SA-MR.

Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco, and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco have been paying defense costs and expenses incurred by JTI in connection with some, but not all, of the Canadian litigation matters described above. RJR Tobacco expensed $3 million during 2010, $6 million during 2009 and $10 million during 2008, for funds to be reimbursed to JTI for costs and expenses arising out of the Canadian litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 15, 2007, RAI was served with a subpoena issued by the U.S. District Court for the Middle District of North Carolina. The subpoena seeks documents relating primarily to the business of RJR-TI regarding the manufacture and sale of Canadian brand cigarettes during the period 1990 through 1996. The subpoena was issued at the request of Canada pursuant to a Mutual Legal Assistance Treaty between the United States and Canada. With the termination of the criminal proceedings, the Canadian government also has confirmed that such subpoena will be withdrawn and that continued compliance is no longer necessary.

See note 7 for additional information related to the Comprehensive Agreement entered into by RJR Tobacco with the Canadian federal, provincial and territorial governments, and the plea agreement of Northern Brands in connection with certain Canadian matters.

European Community.  On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and GPI as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion occurred on October 26, 2010. At the conclusion of the hearing, the court requested supplemental briefing, which is now complete. The motion remains undecided. There has been no other activity in the case.

Star Patent Infringement.  On May 23, 2001, and July 30, 2002, Star Scientific, Inc., referred to as Star, filed two patent infringement actions, which have been consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland, referred to as Star I. Both patents at issue are entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby,” and bear U.S. Patent Nos. 6,202,649 and 6,425,401. The plaintiffs sought: the entry of an injunction restraining RJR Tobacco from further acts of infringement, inducement of infringement, or contributory infringement of the patents; an award of damages, including a reasonable royalty, to compensate for the infringement; an award of enhanced damages on account that the defendant’s conduct was willful; an award of pre-judgment interest and a further award of post-judgment interest; an award of reasonable attorneys’ fees; and an order requiring RJR Tobacco to deliver up to the court for destruction all products manufactured from any process which infringes upon, directly or indirectly or otherwise, any claim of such patent. RJR Tobacco filed counterclaims seeking a declaration that the claims of the two Star patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions in January 2005.

In January 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part, RJR Tobacco’s other summary judgment motion concerning the effective filing date of the patents in suit. In June 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office, referred to as the PTO, and entered final judgment in favor of RJR Tobacco and against Star. Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.

In August 2008, the Federal Circuit issued a decision reversing the district court’s holdings and remanded the case to the district court for further proceedings on the issues of validity and infringement. Star updated its damages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation based on an alleged reasonable royalty to a range of $294.9 to $362.1 million, and claimed treble damages of such amounts based on willful infringement allegations.

Trial began on May 18, 2009. On June 16, 2009, the jury returned a verdict in favor of RJR Tobacco in Star I.

Shortly after trial began in Star I, in May 2009, Star filed a follow-on lawsuit in the U.S. District Court for the District of Maryland, referred to as Star II, seeking damages for alleged infringement in 2003 and thereafter of the patents held invalid and not infringed in Star I. The district court stayed Star II pending proceedings in Star I, and Star II was administratively closed pending further order of the district court upon the application, by December 31, 2012, of any party based on the resolution of Star I or other good cause.

In November 2009, RJR Tobacco filed a bill of costs seeking reimbursement of its recoverable costs as the prevailing party, and a motion seeking reimbursement of its attorneys’ fees and excess costs incurred in defending the Star I litigation. In December 2009, the district court denied Star’s combined motion for judgment as a matter of law or new trial, entered judgment in RJR Tobacco’s favor and awarded RJR Tobacco all assessable costs. The district court also deferred proceedings with respect to RJR Tobacco’s motion for attorneys’ fees and excess costs pending final resolution of the re-examination and any appellate proceedings. Star appealed.

After entry of final judgment, RJR Tobacco filed a renewed bill of costs in December 2009. After a request from Star and no objection from RJR Tobacco, the district court deferred briefing on the renewed bill of costs until after the resolution of appellate proceedings and such time as the district court directs the parties to brief RJR Tobacco’s motion for attorneys’ fees and excess costs.

In February 2010, Star’s appeal was docketed by the Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on Star’s appeal on January 11, 2011. A decision is pending.

Finally, both of Star’s patents are the subject of re-examination in the PTO, based on substantial new questions of patentability that exist for both patents. In September 2009, the PTO issued an office action rejecting the claims currently under re-examination. Star filed responses in the re-examinations. In May 2010, the PTO issued notices of intent to issue re-examination certificates, cancelling the claims under re-examination and terminating the re-examination proceedings due to Star’s failure to comply with federal patent examining procedures. Star filed petitions to reopen the re-examination proceedings in May 2010. The PTO ruled on the petitions and requested Star to either explain why it failed to comply with the patent examining procedures, or to file a petition that explains why its failure was either unavoidable or unintentional. In response, Star filed renewed petitions to reopen the re-examinations. The PTO has not ruled on Star’s renewed petitions.

Other Matters.  RJR Tobacco was named a defendant in a number of lawsuits originally filed in various federal courts in 2002 by plaintiffs alleging descent from persons held in slavery in the United States and seeking damages from numerous corporate defendants for having allegedly profited from historic slavery. In October 2002, those actions were consolidated by the Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the U.S. District Court for the Northern District of Illinois. In July 2005, the court dismissed the entire action on a variety of grounds. In December 2006, the U.S. Court of Appeals for the Seventh Circuit affirmed dismissal in all respects but one. It remanded some cases for further proceedings limited to the claims by some plaintiffs that present-day representations about historic ties to slavery by some defendants violated state consumer fraud laws. The U.S. Supreme Court denied the plaintiffs’ petition for a writ of certiorari. The plaintiffs in all but one of the cases either voluntarily dismissed their claims or otherwise abandoned the litigation. In August 2008, the district court granted the defendants’ motion to dismiss the “remaining plaintiffs” and terminated the case; however, the motion excluded plaintiffs Timothy and Chester Hurdle. At the time, no ruling was made on the motion to dismiss the Hurdle plaintiffs and the plaintiffs named in the third amended complaint. In September 2009, the court issued a ruling to show cause as to why the case should not be dismissed with prejudice and finality. In October 2009, the Hurdle plaintiffs filed a fourth amended complaint under the Hurdle docket number, and filed a motion for leave to file a fourth amended complaint and a notice of filing with the Multidistrict Litigation panel. Certain defendants responded to the plaintiffs’ filing and requested the plaintiffs’ fourth amended complaint not be permitted to be filed or that it should be dismissed with prejudice. In July 2010, the Northern District of Illinois denied the plaintiffs’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motion to file a fourth amended complaint and dismissed the Hurdle plaintiffs’ consumer protection claim with prejudice. The plaintiffs’ filed a notice of appeal, but in November 2010, they voluntarily dismissed the appeal. The court entered an order of dismissal.

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

Smokeless Tobacco Litigation

As of December 31, 2010, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 611 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

On September 4, 2009, American Snuff Co. and others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. American Snuff Co. contends the statute violates the constitutions of Oregon and the United States. In June 2010, the court denied American Snuff’s motion for a preliminary injunction against enforcement of the statute.

Tobacco Buyout Legislation and Related Litigation

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 will be continued as scheduled through the end of 2010, but will be offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2011 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $260 million.

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

ERISA Litigation

In May 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court require the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds.

In July 2002, the defendants filed a motion to dismiss, which the court granted in December 2003. In December 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. The court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. In April 2007, the defendants moved to dismiss the amended complaint. The court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses in June 2007. The plaintiff filed a motion for class certification, which the court granted in September 2008. The district court ordered mediation, but no resolution of the case was reached. In September 2008, each of the plaintiffs and the defendants filed motions for summary judgment, and in January 2009, the defendants filed a motion to decertify the class. A second mediation occurred in June 2009, but again no resolution of the case was reached. The district court overruled the motions for summary judgment and the motion to decertify the class. The non-jury trial began on January 12, 2010, and closing arguments ended on February 9, 2010. A decision is pending. The defendants filed their findings of fact and conclusions of law on February 4, 2011.

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

In September 2009, the U.S. Environmental Protection Agency, referred to as EPA, passed a rule which requires companies to monitor greenhouse gas, referred to as GHG, emissions beginning in January, 2010 and, depending upon the industry in which the particular company operates or the amount of the company’s GHG emissions, report these emissions to EPA on an annual basis, beginning in 2011. Based upon its current GHG emission levels, RJR Tobacco expects that it will be necessary to submit GHG emissions reports to the EPA pertaining to one of its facilities. When necessary and appropriate, RJR Tobacco is fully prepared to submit this data annually in accordance with the EPA’s regulations.

RAI and its operating subsidiaries believe that climate change is an environmental issue primarily driven by carbon dioxide emissions from the use of energy. RAI’s operating subsidiaries are working to reduce carbon dioxide emissions by minimizing the use of energy where cost effective, minimizing waste to landfills and increasing recycling. Climate change is not viewed by RAI’s operating subsidiaries as a significant direct economic risk to their businesses, but rather an indirect risk involving the potential for a longer term general increase in the cost of doing business. Regulatory changes are difficult to predict but the current regulatory risks to the business of RAI’s operating subsidiaries with respect to climate change are relatively low and financial impacts will be driven more by the cost of natural gas and electricity. Efforts are made to mitigate the effect of increases in fuel costs directly impacting RAI’s operating subsidiaries by evaluating natural gas usage and market conditions, and occasionally purchasing forward contracts, limited to a three-year period, for natural gas. In addition, RAI’s operating subsidiaries are constantly evaluating electrical energy conservation measures and energy efficient equipment to mitigate impacts of increases in electrical energy costs.

Regulations promulgated by the EPA and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, facility modification and similar activities. RAI and its subsidiaries are engaged in a continuing program to comply with federal, state and local environmental laws and regulations, and dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RAI does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial position of RAI or its subsidiaries.

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

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $20 million, $20 million and $21 million for 2010, 2009 and 2008, respectively.

Future minimum lease payments as of December 31, 2010, were as follows:

Noncancellable
Operating Leases

2011	$17
2012	15
2013	13
2014	10
2015	4
Thereafter	1

Total	$60

Note 15 —	Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2010 and 2009, consisted of 100 million shares of preferred stock, par value $.01 per share, and 800 million shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock. In each of 2010, 2009 and 2008, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

In 2004, RAI’s board of directors adopted a shareholder rights plan, pursuant to which RAI declared a dividend of one preferred stock purchase right on each share of RAI common stock outstanding on July 30, 2004. The board also authorized the issuance of rights for each share of RAI common stock issued after the dividend record date, until the occurrence of certain specified events. By virtue of RAI’s two-for-one stock split in both 2006 and 2010, the number of rights associated with each share of RAI common stock is .25. The rights will expire on July 30, 2014, unless earlier redeemed, exercised or exchanged under the terms of the rights plan.

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

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2010, 2009 and 2008:

	2010	2009	2008

First	$0.45	$0.425	$0.425
Second	$0.45	$0.425	$0.425
Third	$0.45	$0.425	$0.425
Fourth	$0.49	$0.450	$0.425

RAI repurchases shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the LTIP. Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During 2010, at a cost of $5 million, RAI purchased 185,257 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in RAI common stock outstanding were as follows:

	2010	2009	2008

Shares outstanding at beginning of year	582,848,102	582,901,524	590,014,654
LTIP shares granted	—	—	645,170
LTIP shares forfeited	(7,501)	(55,420)	(193,594)
LTIP tax shares repurchased and cancelled	(185,257)	(308,882)	(114,446)
Shares repurchased and cancelled	—	—	(7,634,190)
Stock options exercised	362,284	245,280	145,142
Equity incentive award plan shares issued	26,244	65,600	38,788

Shares outstanding at end of year	583,043,872	582,848,102	582,901,524

Note 16 —	Stock Plans

As of December 31, 2010, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.

Under the EIAP, RAI currently provides (1) grants of deferred stock units to eligible directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to eligible directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 2,000,000 shares of common stock may be issued under this plan, of which 1,141,331 shares were available for grant as of December 31, 2010. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $4 million expense during 2010, $3 million expense during 2009 and $1 million income during 2008, due to the decline of the price of RAI common stock during 2008.

In 2009, the shareholders of RAI approved the Omnibus Plan. Awards to key employees under the Omnibus Plan may be in the form of cash awards, incentive or non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or other awards. Subject to adjustments as set forth in the Omnibus Plan, the number of shares of RAI common stock that may be issued with respect to awards under the Omnibus Plan will not exceed 38,000,000 shares in the aggregate. The Omnibus Plan replaced the LTIP, which expired in 2009. The outstanding grants made under the LTIP prior to its expiration will remain outstanding in accordance with their terms. Upon retirement, a holder’s grant under the Omnibus Plan or LTIP generally vests on a pro rata basis for the portion of the vesting service period that has elapsed, thereby maintaining an appropriate approximation of forfeitures related to retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding stock-based awards outstanding as of December 31, 2010, was as follows:

		Number				Number	Number
		of				of	of
Grant		Shares				Shares	Shares
Year	Plan	Granted	Grant Price	Type	Vesting Date	Cancelled	Vested

2008	LTIP	643,982	$30.945	Restricted Stock	March 6, 2011	112,615	75,817
2008	LTIP	1,188	$27.565	Restricted Stock	March 6, 2011	—	—
2009	LTIP	2,764,486	$16.550	Restricted Stock Units	March 2, 2012	282,219	—
2010	Omnibus	1,980,166	$26.620	Restricted Stock Units	March 1, 2013	84,490	—
2010	Omnibus	8,422	$27.655	Restricted Stock Units	March 1, 2013	—	—
2010	Omnibus	2,758	$29.425	Restricted Stock Units	March 1, 2013	—	—

The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. The grants are accounted for as equity-based and compensation expense includes the vesting period elapsed. Dividends on restricted stock are paid on the grants on the same basis as dividends on shares of RAI common stock, and are recognized as a reduction of equity. Related realized income tax benefits are recognized as an increase to additional paid-in-capital.

The restricted stock unit grant will be settled exclusively in shares of RAI common stock. Upon settlement, generally each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested restricted stock units and a percentage from 0%-150% based on the average RAI annual incentive award plan score over the three-year period ending on December 31 of the year prior to the vesting date.

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $5.10 per share for the three-year performance period ending December 31, 2011 (in the case of the 2009 restricted stock unit grants) or $5.40 per share for the three-year performance period ending December 31, 2012 (in the case of the 2010 restricted stock unit grants), then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends accrued on the 2009 and 2010 grants are included in other noncurrent liabilities in the consolidated balance sheet.

The changes in restricted RAI common stock and restricted stock units during 2010 were as follows:

		Weighted Average
	Stock and	Grant Date
	Stock Units	Fair Value

Outstanding at beginning of year	3,536,010	$20.36
Granted	1,991,346	26.63
Forfeited	(168,714)	22.22
Vested	(512,781)	29.80

Outstanding at end of year	4,845,861	$21.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense, including dividend equivalents on phantom stock(1), related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

Grant/Type	2010	2009	2008

2005 phantom stock	$—	$—	$1
2006 restricted stock	—	(2)	(1)
2007 restricted stock and performance shares	1	5	7
2008 restricted stock	5	5	5
2009 restricted stock units	16	14	—
2010 restricted stock units	15	—	—

Total compensation expense	$37	$22	$12

Total related tax benefits	$13	$8	$4

(1)	The phantom stock grants consisted of performance shares payable in cash, based on the closing price of RAI common stock on the date of vesting. Compensation expense included the effects of changes in the stock price, the portion of vesting period elapsed and dividend equivalents paid concurrently with dividends on RAI common stock.

Payments related to stock-based compensation, including dividend equivalents paid on phantom stock, were $19 million, $16 million and $37 million for the years ended 2010, 2009 and 2008, respectively.

The amounts related to the unvested 2008 LTIP restricted stock grants, the 2009 LTIP restricted stock unit grant and the 2010 Omnibus restricted stock unit grant were included in the consolidated balance sheet as of December 31 as follows:

	2010	2009

Other noncurrent liabilities	$14	$5
Paid-in capital	58	36

As of December 31, 2010, there were $54 million of unrecognized compensation costs related to restricted stock and restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.84 years.

There were 40,000 stock options granted under the EIAP and outstanding at December 31, 2010, all of which were exercisable on such date at a per share exercise price of $17.45 with a remaining contractual life of 1.4 years.

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. The changes in RAI’s stock options during 2010, 2009 and 2008 were as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	485,468	$7.64	776,348	$7.38	932,694	$7.30
Expired	(83,184)	6.63	—	—	(11,204)	8.11
Exercised	(362,284)	6.78	(290,880)	6.95	(145,142)	6.78

Outstanding at end of year	40,000	17.45	485,468	7.64	776,348	7.38

Exercisable at end of year	40,000	17.45	485,468	7.64	776,348	7.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised was $2 million, $4 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2010, was $1 million. Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2010	2009	2008

Proceeds from exercise of stock options	$2	$2	$1
Excess tax benefits from stock-based compensation	2	2	2

Equity compensation plan information as of December 31, 2010, was as follows:

				Number of Securities
				Remaining Available for
	Number of Securities		Weighted Average	Future Issuance under
	to be Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (Excluding
	Outstanding Options,		Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights		and Rights	Column (a))
	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	6,583,685	(2)	$—	35,139,716
Equity Compensation Plans Not Approved by Security Holders(1)	40,000		17.45	1,141,331

Total	6,623,685	(2)	17.45	36,281,047

(1)	The EIAP is the only equity compensation plan not approved by RAI’s or RJR’s public shareholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

(2)	Consists of restricted stock units. These restricted stock units represent the maximum number, 150%, of shares to be awarded under the best-case targets that may not be achieved, and accordingly, may overstate expected dilution.

Note 17 —	Retirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31, were as follows:

			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Change in benefit obligation:
Obligation at beginning of year	$5,270	$5,106	$1,351	$1,445
Service cost	29	31	4	4
Interest cost	319	319	80	80
Actuarial loss	324	218	148	13
Plan amendments	—	—	(51)	(99)
Benefits paid	(410)	(411)	(97)	(92)
Settlements	—	(1)	—	—
Curtailment	(3)	—	1	—
Special termination benefits	—	8	—	—

Obligation at end of year	$5,529	$5,270	$1,436	$1,351

Change in plan assets:
Fair value of plan assets at beginning of year	$4,054	$3,376	$270	$254
Actual return on plan assets	479	795	31	43
Employer contributions	811	295	66	65
Benefits paid	(410)	(411)	(97)	(92)
Settlements	—	(1)	—	—

Fair value of plan assets at end of year	$4,934	$4,054	$270	$270

Funded status	$(595)	$(1,216)	$(1,166)	$(1,081)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	3	—	—	—
Accrued benefit — other current liability	(18)	(9)	(78)	(70)
Accrued benefit — long-term retirement benefits	(580)	(1,207)	(1,088)	(1,011)

Net amount recognized	(595)	(1,216)	(1,166)	(1,081)
Accumulated other comprehensive loss	2,181	2,105	261	171

Net amounts recognized in the consolidated balance sheets	$1,586	$889	$(905)	$(910)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2010			2009
	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total

Prior service cost (credit)	$30	$(119)	$(89)	$34	$(92)	$(58)
Net actuarial loss	2,151	381	2,532	2,071	263	2,334
Deferred income taxes	(872)	(125)	(997)	(833)	(67)	(900)

Accumulated other comprehensive loss	$1,309	$137	$1,446	$1,272	$104	$1,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in accumulated other comprehensive loss were as follows:

	2010			2009
	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Total	Benefits	Benefits	Total

Prior service credit	$—	$(51)	$(51)	$—	$(99)	$(99)
Net actuarial (gain) loss	201	137	338	(240)	(10)	(250)
Amortization of prior service cost (credit)	(4)	24	20	(4)	24	20
Amortization of net loss	(121)	(19)	(140)	(99)	(15)	(114)
Deferred income tax (expense) benefit	(39)	(58)	(97)	136	40	176

Change in accumulated other comprehensive loss	$37	$33	$70	$(207)	$(60)	$(267)

The prior service credit in postretirement benefits in 2010 reflects a reduction in benefits paid for prescription drugs in the Medicare Part D coverage gap in order to take advantage of pharmaceutical rebates beginning in 2011 under health care reform and workforce changes. The reduction in postretirement benefits in 2009 was the result of RAI switching to a self-insured health plan.

In March 2010, the Patient Protection and Affordable Care Act, referred to as the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2010. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.66%	6.30%	5.52%	6.20%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $5,410 million and $5,158 million for the years ended December 31, 2010 and 2009, respectively.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2010	2009

Projected benefit obligation	$5,499	$5,270
Accumulated benefit obligation	5,380	5,158
Plan assets	4,901	4,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the total benefit cost (income) and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Components of total benefit cost (income):
Service cost	$29	$31	$36	$4	$4	$5
Interest cost	319	319	318	80	80	90
Expected return on plan assets	(359)	(337)	(450)	(19)	(20)	(27)
Amortization of prior service cost (credit)	4	4	5	(24)	(24)	(11)
Amortization of net loss	121	99	18	19	15	16
Curtailment	—	—	—	1	—	—
Special termination benefits	—	8	7	—	—	—
Settlements	—	1	4	—	—	—

Total benefit cost (income)	$114	$125	$(62)	$61	$55	$73

RAI incurred special termination benefits due to changes in the organizational structure of RJR Tobacco and settlements due to early retirements under non-qualified pension plans. See note 5 for additional information regarding the restructuring.

The estimated net loss and prior service cost for pension plans that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $141 million and $4 million, respectively. The estimated net loss and prior service cost for the postretirement plans that are expected to be amortized from accumulated other comprehensive loss into net postretirement health-care costs during 2011 are $31 million and ($29) million, respectively.

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.30%	6.40%	6.50%	6.20%	6.39%	6.50%
Expected long-term return on plan assets	8.24%	8.24%	8.74%	7.00%	6.80%	8.00%
Rate of compensation increase	5.00%	5.00%	4.97%	5.00%	5.00%	5.00%

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

RAI uses a five-year period wherein unrealized equity gains and losses are reflected in the expense calculation at 20% per year, beginning the year after the gains or losses occur. In 2010, the combination of an increase in the fair value of plan assets and lower prior services costs, offset by a lower discount rate, resulted in a favorable change in funded status and a charge to accumulated other comprehensive loss. In 2009, the combination of an increase in the fair value of plan assets and lower prior service costs, offset by a lower discount rate, resulted in a favorable change in funded status and a benefit to accumulated other comprehensive loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigning excess return and tracking error targets against related benchmark indices. Investment manager performance is evaluated against these targets.

In 2010, RAI adopted a risk mitigating strategy which seeks to balance pension plan returns with a reasonable level of funded status volatility. Based on this framework, the asset allocation has two primary components. The first component is the “hedging portfolio,” which uses extended duration fixed income holdings and derivatives to match a portion of the interest rate risk associated with the benefit obligations, thereby reducing expected funded status volatility. The second component is the “return seeking portfolio,” which is designed to enhance portfolio returns. The return seeking portfolio is broadly diversified across asset classes.

Allowable investment types include domestic equity, international equity, global equity, fixed income, real estate, private equity, hedge funds and global tactical asset allocation. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both U.S. and non-U.S. securities. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Up to 15% of the fixed income assets can be in debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Hedge fund investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets.

For pension assets, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2010 and 2009, by asset category were as follows:

	Pension Plans
	2010 Target(1)	2010	2009 Target(1)	2009

Asset Category:
Domestic equities	27%	28%	30%	30%
International equities	13%	12%	14%	13%
Global equities	5%	7%	6%	8%
Fixed income	40%	38%	34%	32%
High yield fixed income	2%	3%	2%	3%
Hedge funds	7%	6%	8%	8%
Private equity	2%	1%	2%	1%
Real estate	2%	3%	2%	3%
Global tactical asset allocation	2%	2%	2%	2%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement Plans
	2010 & 2009 Target(1)	2010	2009

Asset Category:
Domestic equities	42%	43%	43%
International equities	16%	16%	17%
Fixed income	39%	36%	35%
Hedge funds	1%	1%	1%
Real estate and other	2%	4%	4%

Total	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

RAI’s pension and postretirement plan assets carried at fair value on a recurring basis as of December 31, 2010, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total

Asset Category:
Domestic equities	$781	$246	$—	$1,027
International equities	126	468	—	594
Global equities	351	1	—	352
Fixed income	34	1,542	55	1,631
High yield fixed income	—	136	—	136
Hedge funds	—	2	274	276
Private equity	—	3	45	48
Real estate	46	20	90	156
Global tactical asset allocation	—	98	—	98
Cash and other	4	564	3	571

Total	$1,342	$3,080	$467	$4,889

Postretirement Plans	Level 1	Level 2	Level 3	Total

Asset Category:
Domestic equities	$—	$115	$—	$115
International equities	—	44	—	44
Fixed income	1	95	—	96
Hedge funds	—	—	1	1
Real estate and other	—	14	—	14

Total	$1	$268	$1	$270

(1)	See note 1 for additional information on the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s pension and postretirement plan assets carried at fair value on a recurring basis as of December 31, 2009, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total

Asset Category:
Domestic equities	$750	$348	$—	$1,098
International equities	123	419	—	542
Global equities	310	1	—	311
Fixed income	—	1,048	96	1,144
High yield fixed income	—	121	—	121
Hedge funds	—	4	290	294
Private equity	—	7	43	50
Real estate	92	6	31	129
Global tactical asset allocation	—	90	—	90
Cash and other	—	240	3	243

Total	$1,275	$2,284	$463	$4,022

Postretirement Plans	Level 1	Level 2	Level 3	Total

Asset Category:
Domestic equities	$—	$115	$—	$115
International equities	—	46	—	46
Fixed income	5	90	—	95
Hedge funds	—	—	1	1
Real estate and other	—	12	—	12

Total	$5	$263	$1	$269

(1)	See note 1 for additional information on the fair value hierarchy.

Transfers of pension and postretirement plan assets in and out of Level 3 during 2010, by asset category were as follows:

		Purchases, Sales,		Unrealized	Transferred
	Balance as of	Issuances and	Realized	Gains	From Other	Balance as of
	January 1, 2010	Settlements (net)	Gains	(Losses)	Levels	December 31, 2010

Fixed income	$96	$(54)	$18	$(5)	$—	$55
Hedge funds	291	(33)	15	2	—	275
Private equity	43	(3)	1	4	—	45
Real estate	31	52	—	7	—	90
Other	3	—	—	—	—	3

Total	$464	$(38)	$34	$8	$—	$468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers of pension and postretirement plan assets in and out of Level 3 during 2009, by asset category were as follows:

		Purchases, Sales,	Realized	Unrealized	Transferred
	Balance as of	Issuances and	Gains	Gains	From Other	Balance as of
	January 1, 2009	Settlements (net)	(Losses)	(Losses)	Levels(1)	December 31, 2009

Global equities	$1	$(2)	$(1)	$2	$—	$—
Fixed income	80	(72)	8	12	68	96
Hedge funds	354	(99)	34	2	—	291
Private equity	48	1	1	(7)	—	43
Real estate	47	12	—	(28)	—	31
Other	3	—	—	—	—	3

Total	$533	$(160)	$42	$(19)	$68	$464

(1)	Transfers in and out of Level 3 occur using the fair value at the beginning of the period.

The fair value of pension and postretirement assets classified as fixed income and certain of those classified as real estate and hedge funds, classified as Level 3, was determined primarily using an income approach. This approach utilized the net asset value of the underlying investment fund adjusted for restrictions or illiquidity of the disposition of the interest, valuations provided by the fund’s cash flows, and the rights and obligations of the ownership interest of the fund.

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

Additional information relating to RAI’s significant postretirement plans is as follows:

	2010	2009

Weighted-average health-care cost trend rate assumed for the following year	15.18%	8.87%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2010:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$5	$(4)
Effect on benefit obligation	76	(65)

During 2011, RAI expects to contribute approximately $318 million to its pension plans and expects payments related to its postretirement plans to be $78 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefits payments:

		Postretirement Benefits
		Gross Projected	Expected	Net Projected
		Benefit Payments	Medicare	Benefit Payments
	Pension	Before Medicare	Part D	After Medicare
Year	Benefits	Part D Subsidies	Subsidies	Part D Subsidies

2011	$412	$110	$3	$107
2012	386	115	3	112
2013	379	118	3	115
2014	375	119	3	116
2015	376	118	4	114
2016-2020	1,952	562	23	539

RAI sponsors qualified defined contribution plans. The expense related to these plans was $36 million, $37 million and $39 million, in 2010, 2009 and 2008, respectively. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, DORAL, KOOL and SALEM were six of the ten best-selling brands of cigarettes in the United States as of December 31, 2010. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.

RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest-selling moist snuff brands, GRIZZLY and KODIAK. American Snuff also distributes a variety of tobacco products, including WINCHESTER and CAPTAIN BLACK little cigars, and BUGLER roll-your-own tobacco that are included in the pending sale of Lane.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT. The financial position and results of operations of this operating segment do not meet the materiality criteria to be reportable.

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2010, 2009 and 2008 were $525 million, $548 million and $611 million, respectively. Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Data:

	2010	2009	2008

Net sales:
RJR Tobacco	$7,350	$7,334	$7,755
American Snuff	719	673	723
All Other	482	412	367

Consolidated net sales	$8,551	$8,419	$8,845

Operating income:
RJR Tobacco	$2,074	$1,487	$1,805
American Snuff	322	276	232
All Other	123	112	104
Corporate expense	(100)	(100)	(89)

Consolidated operating income	$2,419	$1,775	$2,052

Cash capital expenditures:
RJR Tobacco	$52	$55	$62
American Snuff	104	75	34
All Other	18	11	17

Consolidated capital expenditures	$174	$141	$113

Depreciation and amortization expense:
RJR Tobacco	$119	$123	$124
American Snuff	17	13	11
All Other	15	8	7

Consolidated depreciation and amortization expense	$151	$144	$142

Reconciliation to income from continuing operations before income taxes:
Operating income(1)(2)	$2,419	$1,775	$2,052
Interest and debt expense	232	251	275
Interest income	(12)	(19)	(60)
Gain on termination of joint venture	—	—	(328)
Other expense, net	7	9	37

Income from continuing operations before income taxes	$2,192	$1,534	$2,128

(1)	Includes restructuring and/or asset impairment charges of $38 million, $56 million and $90 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Includes trademark and/or goodwill impairment charges of $32 million, $567 million and $318 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Sales made to McLane Company, Inc., a distributor, comprised 27%, 27% and 29% of RAI’s revenue in 2010, 2009 and 2008, respectively. McLane Company, Inc. is a customer in all segments. No other customer accounted for 10% or more of RAI’s revenue during those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Related Party Transactions

RAI and its operating subsidiaries engage in transactions with affiliates of BAT. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2010	2009

Accounts receivable	$48	$96
Accounts payable	(4)	(3)
Deferred revenue	(53)	(57)

Significant transactions:

	2010	2009	2008

Net sales	$381	$404	$468
Purchases	12	16	12
RAI common stock purchases from B&W	—	—	75
Research and development services billings	4	2	3

RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. During the second quarter of 2010, RJR Tobacco and BAT concluded their negotiations over certain contract manufacturing arrangements, which resulted in the termination of a prior contract manufacturing agreement between RJR Tobacco and an affiliate of BAT and entering into a new contract manufacturing agreement with pricing based on negotiated cost plus 10% for 2010. For contract years 2011 through 2014, prices will increase or decrease by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 4.0% of RAI’s total net sales in 2010 and 5.0% in each of 2009 and 2008.

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

The following condensed consolidating financial statements relate to the guaranties of RAI’s $4.0 billion unsecured notes. See note 13 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., Rosswil, LLC, Conwood Holdings, Inc., Santa Fe, Lane, GPI and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2010
Net sales	$—	$8,118	$147	$(95)	$8,170
Net sales, related party	—	381	—	—	381
Cost of products sold	—	4,569	72	(97)	4,544
Selling, general and administrative expenses	23	1,390	81	(1)	1,493
Amortization expense	—	25	—	—	25
Asset impairment and exit charges	—	24	14	—	38
Trademark impairment charges	—	6	—	—	6
Goodwill impairment charge	—	26	—	—	26

Operating income (loss)	(23)	2,459	(20)	3	2,419
Interest and debt expense	223	8	1	—	232
Interest income	—	(4)	(8)	—	(12)
Intercompany interest (income) expense	(119)	119	—	—	—
Intercompany dividend income	—	(43)	—	43	—
Other expense, net	2	4	1	—	7

Income (loss) before income taxes	(129)	2,375	(14)	(40)	2,192
Provision for (benefit from) income taxes	(43)	915	(10)	1	863
Equity income (loss) from subsidiaries	1,199	(68)	—	(1,131)	—

Income (loss) from continuing operations	1,113	1,392	(4)	(1,172)	1,329
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$1,113	$1,250	$(78)	$(1,172)	$1,113

For the Year Ended December 31, 2009
Net sales	$—	$7,985	$162	$(132)	$8,015
Net sales, related party	—	404	—	—	404
Cost of products sold	—	4,541	76	(132)	4,485
Selling, general and administrative expenses	16	1,419	73	—	1,508
Amortization expense	—	28	—	—	28
Restructuring charge	—	56	—	—	56
Trademark impairment charges	—	567	—	—	567

Operating income (loss)	(16)	1,778	13	—	1,775
Interest and debt expense	242	9	—	—	251
Interest income	—	(9)	(10)	—	(19)
Intercompany interest (income) expense	(115)	114	1	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	(4)	13	—	—	9

Income (loss) before income taxes	(139)	1,694	22	(43)	1,534
Provision for (benefit from) income taxes	(48)	620	—	—	572
Equity income from subsidiaries	1,053	25	—	(1,078)	—

Net income	$962	$1,099	$22	$(1,121)	$962

For the Year Ended December 31, 2008
Net sales	$—	$8,345	$157	$(125)	$8,377
Net sales, related party	—	468	—	—	468
Cost of products sold	—	4,917	71	(125)	4,863
Selling, general and administrative expenses	15	1,417	68	—	1,500
Amortization expense	—	22	—	—	22
Restructuring charge	6	81	3	—	90
Trademark impairment charges	—	318	—	—	318

Operating income (loss)	(21)	2,058	15	—	2,052
Interest and debt expense	265	9	1	—	275
Interest income	(1)	(44)	(15)	—	(60)
Gain on termination of joint venture	—	—	(328)	—	(328)
Intercompany interest (income) expense	(81)	76	5	—	—
Intercompany dividend income	—	(43)	—	43	—
Other (income) expense, net	5	33	(1)	—	37

Income (loss) before income taxes	(209)	2,027	353	(43)	2,128
Provision for (benefit from) income taxes	(73)	862	1	—	790
Equity income from subsidiaries	1,474	352	—	(1,826)	—

Net income	$1,338	$1,517	$352	$(1,869)	$1,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2010
Cash flows from operating activities	$442	$1,153	$13	$(343)	$1,265

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	4	—	—	4
Proceeds from settlement of long-term investments	—	13	—	—	13
Capital expenditures	—	(171)	(3)	—	(174)
Net proceeds from the sale of fixed assets	—	2	—	—	2
Proceeds from termination of joint venture	—	—	28	—	28
Other, net	—	1	—	—	1
(Contributions to) return on intercompany investments	897	(75)	—	(822)	—
Intercompany notes receivable	40	23	—	(63)	—

Net cash flows from (used in) investing activities	937	(203)	25	(885)	(126)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,049)	(300)	—	300	(1,049)
Dividends paid on preferred stock	(43)	—	—	43	—
Repurchase of common stock	(5)	—	—	—	(5)
Repayments of long-term debt	(300)	—	—	—	(300)
Other, net	5	—	—	—	5
Receipt (distribution) of equity	—	(897)	75	822	—
Intercompany notes payable	(21)	(40)	(2)	63	—

Net cash flows from (used in) financing activities	(1,413)	(1,237)	73	1,228	(1,349)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)

Net cash flow related to discontinued operations, net of tax	—	(233)	(74)	—	(307)

Net change in cash and cash equivalents	(34)	(520)	26	—	(528)
Cash and cash equivalents at beginning of year	361	2,136	226	—	2,723

Cash and cash equivalents at end of year	$327	$1,616	$252	$—	$2,195

For the Year Ended December 31, 2009
Cash flows from operating activities	$678	$1,630	$29	$(883)	$1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	18	—	—	19
Proceeds from settlement of long-term investments	—	6	—	—	6
Capital expenditures	—	(137)	(4)	—	(141)
Acquisition, net of cash acquired	—	—	(43)	—	(43)
Net proceeds from the sale of fixed assets	—	11	—	—	11
Proceeds from termination of joint venture	—	—	24	—	24
Other, net	—	1	—	—	1
Return on intercompany investments	610	—	—	(610)	—
Intercompany notes receivable	40	17	—	(57)	—

Net cash flows from (used in) investing activities	651	(84)	(23)	(667)	(123)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(840)	—	840	(991)
Dividends paid on preferred stock	(43)	—	—	43	—
Repurchase of common stock	(5)	—	—	—	(5)
Repayments of long-term debt	(189)	(11)	—	—	(200)
Other, net	4	—	—	—	4
Distribution of equity	—	(610)	—	610	—
Intercompany notes payable	(16)	(40)	(1)	57	—

Net cash flows used in financing activities	(1,240)	(1,501)	(1)	1,550	(1,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	89	45	11	—	145
Cash and cash equivalents at beginning of year	272	2,091	215	—	2,578

Cash and cash equivalents at end of year	$361	$2,136	$226	$—	$2,723

For the Year Ended December 31, 2008
Cash flows from operating activities	$1,141	$1,387	$36	$(1,249)	$1,315

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(48)	—	—	(56)
Proceeds from settlement of short-term investments	7	231	—	—	238
Proceeds from settlement of long-term investments	—	8	—	—	8
Capital expenditures	—	(106)	(7)	—	(113)
Distributions from equity investments	—	—	27	—	27
Net proceeds from the sale of fixed assets	—	8	—	—	8
Proceeds from termination of joint venture	—	—	164	—	164
Other, net	—	1	1	—	2
Intercompany notes receivable	40	(29)	—	(11)	—

Net cash flows from investing activities	39	65	185	(11)	278

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(1,206)	—	1,206	(999)
Dividends paid on preferred stock	(43)	—	—	43	—
Repurchase of common stock	(210)	—	—	—	(210)
Other, net	3	—	—	—	3
Intercompany notes payable	98	(40)	(69)	11	—

Net cash flows used in financing activities	(1,151)	(1,246)	(69)	1,260	(1,206)

Effect of exchange rate changes on cash and cash equivalents	—	—	(24)	—	(24)

Net change in cash and cash equivalents	29	206	128	—	363
Cash and cash equivalents at beginning of year	243	1,885	87	—	2,215

Cash and cash equivalents at end of year	$272	$2,091	$215	$—	$2,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2010
Assets
Cash and cash equivalents	$327	$1,616	$252	$—	$2,195
Accounts receivable	—	103	15	—	118
Accounts receivable, related party	—	48	—	—	48
Notes receivable	—	1	33	—	34
Other receivables	—	8	2	—	10
Inventories	—	1,022	34	(1)	1,055
Deferred income taxes, net	10	934	2	—	946
Prepaid expenses and other	38	155	4	(2)	195
Assets held for sale	—	201	—	—	201
Short-term intercompany notes and interest receivable	80	44	—	(124)	—
Other intercompany receivables	—	108	—	(108)	—

Total current assets	455	4,240	342	(235)	4,802
Property, plant and equipment, net	6	991	4	1	1,002
Trademarks and other intangible assets, net	—	2,625	50	—	2,675
Goodwill	—	7,991	19	—	8,010
Long-term intercompany notes	2,000	1,366	—	(3,366)	—
Investment in subsidiaries	9,696	462	—	(10,158)	—
Other assets and deferred charges	267	242	100	(20)	589

Total assets	$12,424	$17,917	$515	$(13,778)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$175	$4	$—	$179
Tobacco settlement accruals	—	2,589	—	—	2,589
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	351	775	23	(2)	1,147
Short-term intercompany notes and interest payable	31	80	13	(124)	—
Other intercompany payables	107	—	1	(108)	—

Total current liabilities	889	3,676	41	(234)	4,372
Intercompany notes and interest payable	1,366	2,000	—	(3,366)	—
Long-term debt (less current maturities)	3,580	121	—	—	3,701
Deferred income taxes, net	—	535	3	(20)	518
Long-term retirement benefits (less current portion)	34	1,622	12	—	1,668
Other noncurrent liabilities	45	262	2	—	309
Shareholders’ equity	6,510	9,701	457	(10,158)	6,510

Total liabilities and shareholders’ equity	$12,424	$17,917	$515	$(13,778)	$17,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2009
Assets
Cash and cash equivalents	$361	$2,136	$226	$—	$2,723
Accounts receivable	—	90	19	—	109
Accounts receivable, related party	—	96	—	—	96
Notes receivable	—	1	35	—	36
Other receivables	1	13	1	—	15
Inventories	—	1,186	35	(2)	1,219
Deferred income taxes, net	13	942	1	—	956
Prepaid expenses and other	15	315	11	—	341
Short-term intercompany notes and interest receivable	80	55	—	(135)	—
Other intercompany receivables	149	—	—	(149)	—

Total current assets	619	4,834	328	(286)	5,495
Property, plant and equipment, net	7	990	28	—	1,025
Trademarks and other intangible assets, net	—	2,671	47	—	2,718
Goodwill	—	8,166	19	—	8,185
Long-term intercompany notes	2,040	1,387	—	(3,427)	—
Investment in subsidiaries	9,708	464	—	(10,172)	—
Other assets and deferred charges	292	186	134	(26)	586

Total assets	$12,666	$18,698	$556	$(13,911)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$190	$6	$—	$196
Tobacco settlement accruals	—	2,611	—	—	2,611
Due to related party	—	3	—	—	3
Deferred revenue, related party	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	300
Other current liabilities	355	781	37	—	1,173
Short-term intercompany notes and interest payable	31	80	24	(135)	—
Other intercompany payables	—	149	—	(149)	—

Total current liabilities	686	3,871	67	(284)	4,340
Intercompany notes and interest payable	1,387	2,040	—	(3,427)	—
Long-term debt (less current maturities)	4,014	122	—	—	4,136
Deferred income taxes, net	—	456	11	(26)	441
Long-term retirement benefits (less current portion)	65	2,137	16	—	2,218
Other noncurrent liabilities	16	360	—	—	376
Shareholders’ equity	6,498	9,712	462	(10,174)	6,498

Total liabilities and shareholders’ equity	$12,666	$18,698	$556	$(13,911)	$18,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR’s $61 million unsecured notes. See note 13 for additional information relating to these notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, Lane, American Snuff Co. and Rosswil, LLC, that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2010
Net sales	$—	$—	$7,093	$1,230	$(153)	$8,170
Net sales, related party	—	—	371	10	—	381
Cost of products sold	—	—	4,264	435	(155)	4,544
Selling, general and administrative expenses	23	2	1,134	335	(1)	1,493
Amortization expense	—	—	24	1	—	25
Asset impairment and exit charges	—	—	24	14	—	38
Trademark impairment charges	—	—	—	6	—	6
Goodwill impairment charge	—	—	—	26	—	26

Operating income (loss)	(23)	(2)	2,018	423	3	2,419
Interest and debt expense	223	8	—	1	—	232
Interest income	—	—	(4)	(8)	—	(12)
Intercompany interest (income) expense	(119)	(5)	(41)	165	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	2	—	8	(3)	—	7

Income (loss) before income taxes	(129)	38	2,055	268	(40)	2,192
Provision for (benefit from) income taxes	(43)	(3)	810	98	1	863
Equity income from subsidiaries	1,199	945	5	—	(2,149)	—

Income from continuing operations	1,113	986	1,250	170	(2,190)	1,329
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income	$1,113	$1,074	$1,020	$96	$(2,190)	$1,113

For the Year Ended December 31, 2009
Net sales	$—	$—	$7,078	$1,139	$(202)	$8,015
Net sales, related party	—	—	396	8	—	404
Cost of products sold	—	—	4,294	393	(202)	4,485
Selling, general and administrative expenses	16	3	1,180	309	—	1,508
Amortization expense	—	—	27	1	—	28
Restructuring charge	—	—	56	—	—	56
Trademark impairment charges	—	—	491	76	—	567

Operating income (loss)	(16)	(3)	1,426	368	—	1,775
Interest and debt expense	242	8	1	—	—	251
Interest income	—	(1)	(7)	(11)	—	(19)
Intercompany interest (income) expense	(115)	(7)	(49)	171	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	(4)	12	2	(1)	—	9

Income (loss) before income taxes	(139)	28	1,479	209	(43)	1,534
Provision for (benefit from) income taxes	(48)	(5)	565	60	—	572
Equity income from subsidiaries	1,053	941	25	—	(2,019)	—

Net income	$962	$974	$939	$149	$(2,062)	$962

For the Year Ended December 31, 2008
Net sales	$—	$—	$7,462	$1,143	$(228)	$8,377
Net sales, related party	—	—	460	8	—	468
Cost of products sold	—	—	4,690	401	(228)	4,863
Selling, general and administrative expenses	15	1	1,205	279	—	1,500
Amortization expense	—	—	21	1	—	22
Restructuring charge	6	—	81	3	—	90
Trademark impairment charges	—	—	176	142	—	318

Operating income (loss)	(21)	(1)	1,749	325	—	2,052
Interest and debt expense	265	9	—	1	—	275
Interest income	(1)	(2)	(40)	(17)	—	(60)
Gain on termination of joint venture	—	—	—	(328)	—	(328)
Intercompany interest (income) expense	(81)	(15)	(88)	184	—	—
Intercompany dividend income	—	(43)	—	—	43	—
Other (income) expense, net	5	(2)	34	—	—	37

Income (loss) before income taxes	(209)	52	1,843	485	(43)	2,128
Provision for (benefit from) income taxes	(73)	1	814	48	—	790
Equity income from subsidiaries	1,474	1,380	352	—	(3,206)	—

Net income	$1,338	$1,431	$1,381	$437	$(3,249)	$1,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2010
Cash flows from operating activities	$442	$445	$947	$179	$(748)	$1,265

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	1	2	1	—	4
Proceeds from settlement of long-term investments	—	—	13	—	—	13
Capital expenditures	—	—	(52)	(123)	1	(174)
Net proceeds from the sale of fixed assets	—	—	2	1	(1)	2
Proceeds from termination of joint venture	—	—	—	28	—	28
Other, net	—	1	—	—	—	1
Return on intercompany investments	897	720	—	—	(1,617)	—
Intercompany notes receivable	40	22	23	—	(85)	—

Net cash flows from (used in) investing activities	937	744	(12)	(93)	(1,702)	(126)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,049)	(300)	(405)	—	705	(1,049)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Repurchase of common stock	(5)	—	—	—	—	(5)
Repayment of long-term debt	(300)	—	—	—	—	(300)
Other, net	5	—	—	—	—	5
Receipt (distribution) of equity	—	(897)	(795)	75	1,617	—
Intercompany notes payable	(21)	1	—	(65)	85	—

Net cash flows (used in) from financing activities	(1,413)	(1,196)	(1,200)	10	2,450	(1,349)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11)	—	(11)

Net cash flows related to discontinued operations, net of tax benefit	—	(3)	(230)	(74)	—	(307)

Net change in cash and cash equivalents	(34)	(10)	(495)	11	—	(528)
Cash and cash equivalents at beginning of year	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of year	$327	$14	$1,506	$348	$—	$2,195

For the Year Ended December 31, 2009
Cash flows from operating activities	$678	$1,464	$1,394	$161	$(2,243)	$1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	5	12	1	—	19
Proceeds from settlement of long-term investments	—	—	6	—	—	6
Capital expenditures	—	—	(55)	(86)	—	(141)
Acquisition, net of cash acquired	—	—	—	(43)	—	(43)
Net proceeds from the sale of fixed assets	—	—	11	—	—	11
Proceeds from termination of joint venture	—	—	—	24	—	24
Other, net	—	1	—	—	—	1
Return on intercompany investments	610	—	—	—	(610)	—
Intercompany notes receivable	40	8	16	—	(64)	—

Net cash flows from (used in) investing activities	651	14	(10)	(104)	(674)	(123)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(840)	(1,360)	—	2,200	(991)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Repurchase of common stock	(5)	—	—	—	—	(5)
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Other, net	4	—	—	—	—	4
Distribution of equity	—	(610)	—	—	610	—
Intercompany notes payable	(16)	1	—	(49)	64	—

Net cash flows used in financing activities	(1,240)	(1,460)	(1,360)	(49)	2,917	(1,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net change in cash and cash equivalents	89	18	24	14	—	145
Cash and cash equivalents at beginning of year	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of year	$361	$24	$2,001	$337	$—	$2,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2008
Cash flows from operating activities	$1,141	$1,035	$1,292	$71	$(2,224)	$1,315

Cash flows from (used in) investing activities:
Purchases of short-term investments	(8)	(11)	(28)	(9)	—	(56)
Proceeds from settlement of short-term investments	7	4	220	7	—	238
Proceeds from settlement of long-term investments	—	—	8	—	—	8
Capital expenditures	—	—	(62)	(51)	—	(113)
Distributions from equity investments	—	—	—	27	—	27
Net proceeds from the sale of fixed assets	—	—	7	1	—	8
Proceeds from termination of joint venture	—	—	—	164	—	164
Other, net	—	3	(3)	2	—	2
Intercompany notes receivable	40	71	(105)	—	(6)	—

Net cash flows from investing activities	39	67	37	141	(6)	278

Cash flows from (used in) financing activities:
Dividends paid on common stock	(999)	(1,126)	(975)	(80)	2,181	(999)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Repurchase of common stock	(210)	—	—	—	—	(210)
Other, net	3	—	—	—	—	3
Intercompany notes payable	98	5	—	(109)	6	—

Net cash flows used in financing activities	(1,151)	(1,121)	(975)	(189)	2,230	(1,206)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(24)	—	(24)

Net change in cash and cash equivalents	29	(19)	354	(1)	—	363
Cash and cash equivalents at beginning of year	243	25	1,623	324	—	2,215

Cash and cash equivalents at end of year	$272	$6	$1,977	$323	$—	$2,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2010
Assets
Cash and cash equivalents	$327	$14	$1,506	$348	$—	$2,195
Accounts receivable	—	—	50	68	—	118
Accounts receivable, related party	—	—	48	—	—	48
Notes receivable	—	1	—	33	—	34
Other receivables	—	—	7	3	—	10
Inventories	—	—	600	456	(1)	1,055
Deferred income taxes, net	10	1	892	43	—	946
Prepaid expenses and other	38	—	130	30	(3)	195
Assets held for sale	—	—	20	181	—	201
Short-term intercompany notes and interest receivable	80	24	173	—	(277)	—
Other intercompany receivables	—	8	45	54	(107)	—

Total current assets	455	48	3,471	1,216	(388)	4,802
Property, plant and equipment, net	6	—	689	306	1	1,002
Trademarks and other intangible assets, net	—	—	1,316	1,359	—	2,675
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	2,000	174	1,366	—	(3,540)	—
Investment in subsidiaries	9,696	7,611	435	—	(17,742)	—
Other assets and deferred charges	267	56	194	101	(29)	589

Total assets	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$103	$76	$—	$179
Tobacco settlement accruals	—	—	2,532	57	—	2,589
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	—	400
Other current liabilities	351	6	652	141	(3)	1,147
Short-term intercompany notes and interest payable	31	132	—	114	(277)	—
Other intercompany payables	107	—	—	—	(107)	—

Total current liabilities	889	138	3,344	388	(387)	4,372
Intercompany notes and interest payable	1,366	—	—	2,174	(3,540)	—
Long-term debt (less current maturities)	3,580	121	—	—	—	3,701
Deferred income taxes, net	—	—	76	471	(29)	518
Long-term retirement benefits (less current portion)	34	25	1,496	113	—	1,668
Other noncurrent liabilities	45	12	247	5	—	309
Shareholders’ equity	6,510	7,593	7,611	2,538	(17,742)	6,510

Total liabilities and shareholders’ equity	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

December 31, 2009
Assets
Cash and cash equivalents	$361	$24	$2,001	$337	$—	$2,723
Accounts receivable	—	—	47	62	—	109
Accounts receivable, related party	—	—	96	—	—	96
Notes receivable	—	1	—	35	—	36
Other receivables	1	—	9	5	—	15
Inventories	—	—	760	461	(2)	1,219
Deferred income taxes, net	13	1	914	28	—	956
Prepaid expenses and other	15	1	297	28	—	341
Short-term intercompany notes and interest receivable	80	31	173	—	(284)	—
Other intercompany receivables	149	—	—	26	(175)	—

Total current assets	619	58	4,297	982	(461)	5,495
Property, plant and equipment, net	7	—	781	237	—	1,025
Trademarks and other intangible assets, net	—	—	1,352	1,366	—	2,718
Goodwill	—	—	5,303	2,882	—	8,185
Long-term intercompany notes	2,040	190	1,387	—	(3,617)	—
Investment in subsidiaries	9,708	7,869	448	—	(18,025)	—
Other assets and deferred charges	292	57	156	134	(53)	586

Total assets	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$117	$79	$—	$196
Tobacco settlement accruals	—	—	2,568	43	—	2,611
Due to related party	—	—	3	—	—	3
Deferred revenue, related party	—	—	57	—	—	57
Current maturities of long-term debt	300	—	—	—	—	300
Other current liabilities	355	6	690	122	—	1,173
Short-term intercompany notes and interest payable	31	131	—	122	(284)	—
Other intercompany payables	—	39	136	—	(175)	—

Total current liabilities	686	176	3,571	366	(459)	4,340
Intercompany notes and interest payable	1,387	—	—	2,230	(3,617)	—
Long-term debt (less current maturities)	4,014	122	—	—	—	4,136
Deferred income taxes, net	—	—	—	494	(53)	441
Long-term retirement benefits (less current portion)	65	31	2,029	93	—	2,218
Other noncurrent liabilities	16	104	255	1	—	376
Shareholders’ equity	6,498	7,741	7,869	2,417	(18,027)	6,498

Total liabilities and shareholders’ equity	$12,666	$8,174	$13,724	$5,601	$(22,156)	$18,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth

2010

Net sales	$1,986	$2,245	$2,239	$2,081
Gross profit	916	1,062	1,055	974
Net income(1)	82	341	381	309

Per share data(2):
Basic:
Income from continuing operations	0.51	0.585	0.655	0.53
Loss on discontinued operations, net of tax	(0.37)	—	—	—
Net income	0.14	0.585	0.655	0.53
Diluted:
Income from continuing operations	0.51	0.585	0.65	0.53
Loss on discontinued operations, net of tax	(0.37)	—	—	—
Net income	0.14	0.585	0.65	0.53
2009
Net sales	$1,921	$2,250	$2,152	$2,096
Gross profit	923	1,049	1,014	948
Net income(1)	8	377	362	215

Per share data(2):
Basic:
Net income	$0.015	$0.645	$0.62	$0.37
Diluted:
Net income	$0.015	$0.645	$0.62	$0.37

(1)	Second quarter of 2010 net income includes $38 million of asset impairment and exit charges. Fourth quarter of 2010 net income includes a $6 million trademark impairment charge and a $26 million goodwill impairment charge. First quarter of 2009 net income includes a $453 million trademark impairment charge. Fourth quarter of 2009 net income includes a $56 million restructuring charge and a $114 million trademark impairment charge.

(2)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

Note 23 —	Subsequent Event

On January 13, 2011, RAI reached an agreement to sell all the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S for approximately $200 million in cash. The transaction is expected to be completed in the first half of 2011, pending antitrust review and approval.

In accordance with accounting guidance, the assets of the disposal group were reclassified as assets held for sale, and liabilities held for sale that were included in other current liabilities, in the consolidated balance sheet at December 31, 2010. For further information related to goodwill and other intangible assets reclassified as held for sale, see note 3.

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

Internal Control over Financial Reporting

Limitation on the Effectiveness of Controls

Internal controls are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded, executed and reported in accordance with management’s authorization. The effectiveness of internal controls is supported by qualified personnel and an organization structure that provides an appropriate division of responsibility and formalized procedures. Internal audit regularly monitors the adequacy and effectiveness of internal controls, including reporting to RAI’s audit committee. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. See “Management’s Report on Internal Control over Financial Reporting” in Item 8 of Part II of this report.

Changes in Controls

There have been no changes in RAI’s internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 25, 2011, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

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

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” “Security Ownership of Certain Beneficial Owners and Management — Standstill Provisions; Transfer Restrictions.” For information regarding securities authorized for issuance under equity compensation plans, see note 16 to consolidated financial statements in Item 8 of Part II of this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.27 through 10.60 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
3.3	Amended and Restated Bylaws of Reynolds American Inc., dated December 4, 2008 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated December 4, 2008).
4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).
4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).
4.4	Indenture, dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).
4.5	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.6	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

Exhibit
Number

4.7	Third Supplemental Indenture, dated May 31, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc., as guarantors, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.8	Fourth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc., as guarantors, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).
4.9	Fifth Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc., as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.10	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).
4.11	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).
4.12	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries, as guarantors, and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
4.13	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.
10.1	Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 28, 2007).
10.2	First Amendment to Credit Agreement, dated March 31, 2008, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 7, 2008).
10.3	Second Amendment to Credit Agreement, dated June 30, 2009, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 8, 2009).
10.4	Third Amendment to Credit Agreement, dated July 15, 2010, among Reynolds American Inc. and the agents and lending institutions named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 19, 2010).
10.5	Sixth Amended and Restated Subsidiary Guaranty, dated as of June 28, 2007, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Form 8-K dated June 28, 2007).

Exhibit
Number

10.6	Joinder Agreement to Sixth Amended and Restated Subsidiary Guaranty, dated as of January 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent, and RAI Services Company (incorporated by reference to Exhibit 10.4 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.7	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R. J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.8	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.9	Amendment No. 1 to the Governance Agreement, dated as of November 18, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).
10.10	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).
10.11	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.12	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).
10.13	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R. J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.14	American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R. J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 2, 2010).
10.15	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).
10.16	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).
10.17	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).
10.18	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.19	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

Exhibit
Number

10.20	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.21	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.22	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.23	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.24	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).
10.25	Comprehensive Agreement, dated as of April 13, 2010, among R. J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).
10.26	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).
10.27	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).
10.28	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2011.
10.29	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (Amended and Restated Effective December 1, 2010).
10.30	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.31	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.32	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.33	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).
10.34	Form of Performance Unit Agreement (one-year vesting), dated February 3, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.7 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 1, 2009).
10.35	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.9 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

Exhibit
Number

10.36	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.37	Form of Performance Share Agreement (three-year vesting), dated March 2, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 2, 2009).
10.38	Form of Amendment No. 1 to the 2009 Performance Share Agreement (three-year vesting), dated March 22, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).
10.39	Form of Performance Share Agreement (three-year vesting), dated March 1, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).
10.40	Form of Restricted Stock Agreement, dated March 6, 2007, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.41	Form of Restricted Stock Agreement, dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.13 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.42	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).
10.43	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending July 29, 2004, offer of employment letter, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.44	Offer of Employment Letter, dated August 18, 2006, by Reynolds American Inc. and E. Julia (Judy) Lambeth, accepted by Ms. Lambeth on August 19, 2006 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated August 19, 2006).
10.45	Offer of Employment Letter, dated December 4, 2006, between R. J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).
10.46	May 24, 1999, July 21, 1999, and June 16, 2000, Letter Agreements between R. J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.47	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).
10.48	Reynolds American Inc. Executive Severance Plan, as amended and restated effective August 1, 2009 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 21, 2009).
10.49	Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.59 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.50	Amendment No. 1 to the Reynolds American Inc. Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 3, 2009).

Exhibit
Number

10.51	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).
10.52	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.53	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).
10.54	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.55	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended through July 29, 2004) (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.56	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).
10.57	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.58	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).
10.59	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.60	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).
10.61	Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.62	First Amendment to Supply Agreement, dated September 16, 2005, by and between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).
10.63	Second Amendment to Supply Agreement, effective December 31, 2008, between R. J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated December 31, 2008).

Exhibit
Number

10.64		Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.65		Letter, dated January 28, 2008, between R. J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC regarding the May 2, 2005 Supply Agreement between the parties (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).
10.66		Supply Agreement, dated May 2, 2005, by and between R. J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).
10.67		Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R. J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
10.68		Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R. J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2010.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
31.2		Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	.INS*	XBRL instance document
101	.SCH*	XBRL taxonomy extension schema
101	.CAL*	XBRL taxonomy extension calculation linkbase
101	.LAB*	XBRL taxonomy extension label linkbase
101	.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.(Registrant)

Dated: February 23, 2011	By:	/s/ Susan M. Ivey

Susan M. Ivey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Susan M. Ivey Susan M. Ivey	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2011

/s/ Thomas R. Adams Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2011

/s/ Frederick W. Smothers Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 23, 2011

/s/ Daniel M. Delen Daniel M. Delen	President and Chief Executive Officer-Elect and Director	February 23, 2011

/s/ John P. Daly John P. Daly	Director	February 23, 2011

/s/ Martin D. Feinstein Martin D. Feinstein	Director	February 23, 2011

/s/ Luc Jobin Luc Jobin	Director	February 23, 2011

/s/ Holly K. Koeppel Holly K. Koeppel	Director	February 23, 2011

/s/ Nana Mensah Nana Mensah	Director	February 23, 2011

/s/ Lionel L. Nowell III Lionel L. Nowell III	Director	February 23, 2011

/s/ H.G.L. Powell H.G.L. Powell	Director	February 23, 2011

Signature	Title	Date

/s/ Thomas C. Wajnert Thomas C. Wajnert	Chairman of the Board and Director	February 23, 2011

/s/ Neil R. Withington Neil R. Withington	Director	February 23, 2011

/s/ John J. Zillmer John J. Zillmer	Director	February 23, 2011