Form 10-Q
period 2011-03-31
REYNOLDS AMERICAN INC
filed 2011-04-29
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 582,887,836 shares of common stock, par value $.0001 per share, as of April 8, 2011

INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) — Three Months Ended March 31, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2011 and 2010	4
	Condensed Consolidated Balance Sheets — March 31, 2011 (Unaudited) and December 31, 2010	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	68

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84

Item 4.	Controls and Procedures	85

Part II — Other Information
Item 1.	Legal Proceedings	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 6.	Exhibits	86

Signature		87
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Net sales(1)	$1,887	$1,858
Net sales, related party	104	128

Net sales	1,991	1,986
Costs and expenses:
Cost of products sold(1)	1,061	1,070
Selling, general and administrative expenses	347	339
Amortization expense	6	7

Operating income	577	570
Interest and debt expense	55	60
Interest income	(3)	(4)
Other expense, net	—	2

Income from continuing operations before income taxes	525	512
Provision for income taxes	172	214

Income from continuing operations	353	298
Losses from discontinued operations, net of tax	—	(216)

Net income	$353	$82

Basic income per share:
Income from continuing operations	$0.61	$0.51
Losses from discontinued operations	—	(0.37)

Net income	$0.61	$0.14

Diluted income per share:
Income from continuing operations	$0.60	$0.51
Losses from discontinued operations	—	(0.37)

Net income	$0.60	$0.14

Dividends declared per share	$0.53	$0.45

(1)	Excludes excise taxes of $974 million and $1,017 million for the three months ended March 31, 2011 and 2010, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Cash flows from (used in) operating activities:
Net income	$353	$82
Losses from discontinued operations, net of tax	—	216
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	37	35
Deferred income tax expense	37	46
Pension and postretirement	28	(275)
Tobacco settlement	578	588
Other, net	(105)	148

Net cash flows from operating activities	928	840

Cash flows from (used in) investing activities:
Capital expenditures	(44)	(32)
Net proceeds from sale of business	202	—
Other, net	1	13

Net cash flows from (used in) investing activities	159	(19)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(285)	(262)
Other, net	(6)	(3)

Net cash flows used in financing activities	(291)	(265)

Effect of exchange rate changes on cash and cash equivalents	8	(7)

Net change in cash and cash equivalents	804	549
Cash and cash equivalents at beginning of period	2,195	2,723

Cash and cash equivalents at end of period	$2,999	$3,272

Income taxes paid, net of refunds	$23	$40
Interest paid, net of capitalized interest (2011 — $1; 2010 — $1)	$10	$21
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,999	$2,195
Accounts receivable	148	118
Accounts receivable, related party	68	48
Notes receivable	38	34
Other receivables	21	10
Inventories	1,006	1,055
Deferred income taxes, net	947	946
Prepaid expenses and other	215	195
Assets held for sale	—	201

Total current assets	5,442	4,802
Property, plant and equipment, net of accumulated depreciation (2011 — $1,613; 2010 — $1,600)	1,011	1,002
Trademarks and other intangible assets, net of accumulated amortization (2011 — $678; 2010 — $672)	2,672	2,675
Goodwill	8,011	8,010
Other assets and deferred charges	592	589

	$17,728	$17,078

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$96	$179
Tobacco settlement accruals	3,164	2,589
Due to related party	5	4
Deferred revenue, related party	36	53
Current maturities of long-term debt	400	400
Other current liabilities	1,253	1,147

Total current liabilities	4,954	4,372
Long-term debt (less current maturities)	3,691	3,701
Deferred income taxes, net	575	518
Long-term retirement benefits (less current portion)	1,659	1,668
Other noncurrent liabilities	258	309
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2011 — 582,887,836; 2010 — 583,043,872)	—	—
Paid-in capital	8,537	8,535
Accumulated deficit	(505)	(547)
Accumulated other comprehensive loss (Defined benefit pension and postretirement plans: 2011 — $(1,424); 2010 — $(1,446), net of tax)	(1,441)	(1,478)

Total shareholders’ equity	6,591	6,510

	$17,728	$17,078

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co., Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; and Niconovum AB.
     RAI was incorporated as a holding company in the state of North Carolina in 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, with R. J. Reynolds Tobacco Company on July 30, 2004, with such combination referred to as the B&W business combination.
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
     RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane, Limited, referred to as Lane. Santa Fe and Niconovum AB, among other RAI subsidiaries, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. RAI’s wholly owned operating subsidiaries have entered into intercompany agreements for products or services with other RAI operating subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     As a result of the B&W business combination, Lane became a wholly owned subsidiary of RAI. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of Scandinavian Tobacco Group A/S, referred to as STG, for net proceeds of $202 million in cash. The assets and liabilities of the disposal group were classified as held for sale as of December 31, 2010, and its results of operations were included through February 28, 2011, in income from continuing operations in the American Snuff segment.
     RAI’s operating subsidiaries primarily conduct their business in the United States.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 8 and as otherwise noted. All share and per share amounts reflect the two-for-one split of RAI’s common stock on November 15, 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout; and the U.S. Food and Drug Administration, referred to as the FDA, as follows:

	For the Three Months
	Ended March 31,
	2011	2010
State Settlement Agreements expense	$575	$587
Federal tobacco quota buyout expense	60	61
FDA user fee expense	30	16
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months
	Ended March 31,
	Pension		Postretirement
	Benefits		Benefits
	2011	2010	2011	2010
Service cost	$7	$7	$1	$1
Interest cost	75	80	19	21
Expected return on plan assets	(92)	(89)	(4)	(5)
Amortization of prior service cost (credit)	1	1	(7)	(6)
Amortization of net loss	35	30	7	5

Total benefit cost	$26	$29	$16	$16

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $318 million to its pension plans in 2011, of which $3 million was contributed during the first three months of 2011.
Note 2 — Fair Value
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
     Financial assets and liabilities carried at fair value in the condensed consolidated balance sheet (unaudited) as of March 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,799	$—	$—	$2,799
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	54	54
Auction rate securities — financial insurance companies	—	—	7	7
Mortgage-backed security	—	—	14	14
Marketable equity security	24	—	—	24
Assets held in grantor trusts	10	—	—	10
Interest rate swaps — fixed to floating rate	—	222	—	222
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(17)	—	(17)
     Financial assets and liabilities carried at fair value in the consolidated balance sheet as of December 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,136	$—	$—	$2,136
Other assets and deferred charges:
Auction rate securities — corporate credit risk	—	—	54	54
Auction rate securities — financial insurance companies	—	—	7	7
Mortgage-backed security	—	—	14	14
Marketable equity security	24	—	—	24
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	227	—	227
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(22)	—	(22)
     There were no changes among the levels in the three months ended March 31, 2011.
     RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary. For those securities in which RAI does not intend to sell and it is more likely than not that RAI will not be required to sell the securities prior to recovery, RAI recognizes the credit loss component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in other comprehensive loss.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary impairment, RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and assumed recovery rates to determine if credit losses have been incurred. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.
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
     The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral. The market approach utilized actual pricing inputs when observable and modeled pricing when unobservable. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2012, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.
     RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of March 31, 2011.
     There were no changes in the Level 3 investments during the three months ended March 31, 2011. Financial assets classified as Level 3 investments as of March 31, 2011 and December 31, 2010, were as follows:

		Gross
		Unrealized	Estimated
	Cost	(Loss)/Gain(1)	Fair Value
Auction rate securities — corporate credit risk	$95	$(41)	$54
Auction rate securities — financial insurance companies	4	3	7
Mortgage-backed security	27	(13)	14

	$126	$(51)	$75

(1)	Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.
Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes, in the aggregate, was $4.4 billion and $4.3 billion, at March 31, 2011 and December 31, 2010, respectively, with an effective average annual interest rate

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of approximately 5.4% at such dates. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. At March 31, 2011, RAI and RJR had no derivative instruments designated as hedges.
     As of March 31, 2011, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	4.73 years	4.73 years
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months
	Ended March 31,
	2011	2010
Interest and debt expense	$(12)	$(12)
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 3 — Intangible Assets
     An insignificant change to the carrying amount of goodwill during the three months ended March 31, 2011, was due to foreign exchange rate fluctuations.
     The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

			American
	RJR Tobacco		Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2010	$11	$54	$18	$—	$—	$29	$54
Amortization	(1)	(4)	(1)	—	—	(2)	(4)

Balance as of March 31, 2011	$10	$50	$17	$—	$—	$27	$50

Indefinite-lived:
Balance as of December 31, 2010	$1,152	$99	$1,136	$155	$50	$2,443	$149
Foreign currency translation	—	—	—	—	3	—	3

Balance as of March 31, 2011	$1,152	$99	$1,136	$155	$53	$2,443	$152

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Details of finite-lived intangible assets subject to amortization as of March 31, 2011, were as follows:

		Accumulated
	Gross	Amortization	Net
Contract manufacturing agreements	$151	$101	$50
Trademarks	101	74	27

	$252	$175	$77

     The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2011	17
2012	22
2013	17
2014	10
2015	1
Thereafter	10

$77

Note 4 — Discontinued Operations
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
     This accrual adjustment has been included in losses from discontinued operations in the condensed consolidated statement of income (unaudited) for the three months ended March 31, 2010. Of the aggregate accrual adjustments of $307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations, and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5 — Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months
	Ended March 31,
	2011	2010
Income from continuing operations	$353	$298
Losses from discontinued operations	—	(216)

Net income	$353	$82

Basic weighted average shares, in thousands	583,003	582,863
Effect of dilutive potential shares:
Options	12	190
Stock units	2,632	1,286

Diluted weighted average shares, in thousands	585,647	584,339

     The basic income per share calculations include the restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, during the vesting period, as the shares have been determined to be participating securities because they have non-forfeitable dividend rights equivalent to common shares.
Note 6 — Inventories
     The major components of inventories were as follows:

	March 31, 2011	December 31, 2010
Leaf tobacco	$917	$997
Other raw materials	48	44
Work in process	65	64
Finished products	154	122
Other	18	25

Total	1,202	1,252
Less LIFO allowance	196	197

	$1,006	$1,055

     RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.
Note 7 — Income Taxes
     The provision for income taxes from continuing operations was as follows:

	For the Three Months
	Ended March 31,
	2011	2010
Provision for income taxes from continuing operations	$172	$214
Effective tax rate	32.8%	41.8%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The effective tax rate for the first three months of 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for the first three months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
Note 8 — Commitments and Contingencies
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first three months of 2011 and 2010 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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
     No liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2011.
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
     RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation. A comprehensive discussion of the Canadian matters is set forth below under “— Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 4.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2011.
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
     During the first quarter of 2011, 8 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2011, there were 195 cases pending against RJR Tobacco or its affiliates or indemnitees: 184 in the United States; 10 in Canada and one in Israel, as compared with 179 total cases on March 31, 2010. The U.S. case number does not include the 600 individual smoker cases pending in West Virginia state court as a consolidated action, 7,267 Engle Progeny cases (as hereinafter defined), involving approximately 8,622 individual plaintiffs, and 2,589 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on March 31, 2011, 24 are pending in federal court, 159 in state court, primarily in the following states: Maryland (32 cases); Florida (29 cases); Missouri (21 cases); New York (17 cases); Louisiana (13 cases); and California (10 cases).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2011, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of December 31, 2010, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	December 31, 2010	Page
Case Type	of March 31, 2011	Increase/(Decrease)	Reference
Individual Smoking and Health	116	-4	23
Engle Progeny (Number of Plaintiffs)**	7,267 (8,622)	26 (-15)	25
West Virginia IPIC (Number of Plaintiffs)*	1(600)	(-11)	25
Broin II	2,589	(-1)	31
Class-Action	15	No Change	32
Health-Care Cost Recovery	3	No Change	36
State Settlement Agreements-Enforcement and Validity; Adjustments	34	No Change	42
Antitrust	1	No Change	46
Other Litigation and Developments	14	No Change	46

*	Includes as one case the 600 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The number of cases may increase as the result of the multiple plaintiff cases being dismissed with instructions to file individual cases.
     Three cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co., the Louisiana state court class-action case, Scott v. American Tobacco Co., and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.
     In 2000, a jury in Engle rendered a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all defendants. In July 2006, the Florida Supreme Court, among other things, affirmed an appellate court’s reversal of the punitive damages award, decertified the class going forward, preserved several class-wide findings from the trial, including that nicotine is addictive and cigarettes are defectively designed, and authorized class members to avail themselves of these findings in individual lawsuits under certain conditions. After subsequent motions were resolved, the Florida Supreme Court issued its mandate on January 11, 2007, thus beginning a one-year period in which former class members were permitted to file individual lawsuits. In October 2007, the U.S. Supreme Court denied the defendants’ petition for writ of certiorari. As of March 31, 2011, RJR Tobacco had been served in 7,267 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 8,622 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. In addition, as of March 31, 2011, RJR Tobacco was aware of 27 additional cases that had been filed but not served (with 299 plaintiffs). A number of the Engle Progeny cases are scheduled for trial or are in trial.
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. In April 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants were required to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. In September 2010, the defendants’ application for writ of certiorari with the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. The U.S. Supreme Court also granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court in December 2010, and the plaintiffs’ response was filed in February 2011.
     In the U.S. Department of Justice case, brought in 1999 in the U.S. District Court for the District of Columbia, the government sought, among other forms of relief, the disgorgement of profits pursuant to the civil provisions of RICO. The U.S. Court of Appeals for the District of Columbia ruled in 2005 that disgorgement is not an available remedy in the case. The bench trial ended in June 2005, and the court, in August 2006, issued its ruling, among other things, finding certain defendants, including RJR Tobacco and B&W, liable for the RICO claims, imposing no direct financial penalties on the defendants, but ordering the defendants to make certain “corrective communications” in a variety of media and enjoining the defendants from using certain brand descriptors. Both sides appealed to the U.S. Court of Appeals for the District of Columbia. In May 2009, the U.S. Court of Appeals largely affirmed the findings against the tobacco company defendants and remanded to the trial court for further proceedings. The U.S. Supreme Court denied the parties’ petitions for writ of certiorari in June 2010. Post-remand proceedings are underway.
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
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2011 compared to recent years. There are 10 cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2011 through March 31, 2012, for RJR Tobacco or its affiliates and indemnitees: West Virginia IPIC, one class action, six individual smoking and health cases and two other cases. There are 84 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through March 31, 2012, but it is not known how many of these cases will actually be tried.
     Trial Results. From January 1, 2008 through March 31, 2011, 43 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 23 cases, including 14 mistrials, tried in Florida (20), Missouri (1) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 19 cases tried in Florida and one in Connecticut.
     In the first quarter of 2011, six Engle Progeny cases in which RJR Tobacco was a defendant were tried:
•	In Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial on January 5, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In Kirkland v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages and $250,000 in punitive damages.

•	In Huish v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $1.5 million in punitive damages against each defendant.

•	In Mack v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded.

•	In Oliva v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants, including RJR Tobacco.

•	In Koballa v. Philip Morris USA Inc., the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries; however, they did find that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. Post-trial motions have been filed and RJR Tobacco included a request to enter judgment in favor of RJR Tobacco.
In addition, since the end of the first quarter of 2011, jurors returned a verdict in three other Engle Progeny cases and another was dismissed prior to verdict:
•	In Weick v. Philip Morris USA Inc., the jury returned a verdict in favor of the defendant, RJR Tobacco.

•	In Tullo v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco, but against the other defendants.

•	In Sulcer v. R. J. Reynolds Tobacco Co., the plaintiff voluntarily dismissed RJR Tobacco after accepting its offer of judgment in the amount of $10,000.

•	In Allen v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a verdict.
     For a detailed description of the above-described cases above, see “— Engle and Engle Progeny Cases” below.
     In the first quarter of 2011, no non-Engle Progeny smoking and health cases, and, other than City of St. Louis, described below, no health-care cost recovery cases, in which RJR Tobacco was a defendant were tried.
     The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of March 31, 2011, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, and the Tobacco Institute, jointly and severally, for a smoking cessation program.	See “— Class Action Suits — Medical Monitoring and Smoking Cessation Case” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages, which was reduced to $500,000 because of jury’s findings that the plaintiff was 75% at fault; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $483,682. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 22, 2011	Huish v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$750,000 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $187,500; $1.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.
Individual Smoking and Health Cases
     As of March 31, 2011, 116 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 113 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to March 31, 2011, or remained on appeal as of March 31, 2011.
     On August 15, 2003, the jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. In January 2006, the Superior Court of Pennsylvania affirmed the verdict. The Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review of certain issues. In August 2010, the Superior Court of Pennsylvania entered a memorandum affirming the final judgment. In November 2010, the plaintiff filed a petition for permission to appeal to the Pennsylvania Supreme Court. A decision is pending.
     On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to cease smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. In June 2004, the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. The plaintiff stipulated to the reduction in punitive damages in January 2005.
     In June 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million. In September 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No date has been set for the punitive damages retrial.
     On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals, and in July 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. In December 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began in July 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, awarded the plaintiffs $1.5 million in punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. Briefing is underway.
     On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. RJR Tobacco filed a notice of appeal in January 2011. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. Briefing on the appeal is underway.
West Virginia IPIC
     In West Virginia, as of March 31, 2011, approximately 600 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The Court has now moved the case to Ohio County (Wheeling) with a new Phase I trial to commence October 17, 2011.
Engle and Engle Progeny Cases
     Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a case filed in May 1994, in Circuit Court, Miami-Dade County, Florida, in which a class consisting of Florida residents, or their survivors, alleged diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. In July 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.
     On July 14, 2000, in the second phase of the trial, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively.
     In November 2000, the trial judge denied all post-trial motions and entered judgment. The Florida Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case in May 2004.
     In July 2006, the court affirmed the dismissal of the punitive damages award and decertified the class, on a going-forward basis. The court preserved a number of class-wide findings from Phase I of the trial, including that cigarettes can cause certain diseases, that nicotine is addictive and that defendants placed defective and unreasonably dangerous cigarettes on the market, and authorized former class members to avail themselves of those findings under certain conditions in individual lawsuits, provided they commence those lawsuits within one year of the date the court’s decision became final. The court specified that the eligible plaintiffs are confined to those Florida citizen residents who suffered or died from smoking-related illnesses that “manifested” themselves on or before November 21, 1996, and that were caused by an addiction to cigarettes that contain nicotine.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In August 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial were not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. The plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who were therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. In December 2006, the Florida Supreme Court withdrew its July 2006, decision and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the eligible plaintiffs were limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996.
     In the fourth quarter of 2007, the defendants’ petition for writ of certiorari and petition for rehearing with the U.S. Supreme Court were both denied.
     Pursuant to the Florida Supreme Court’s July 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of March 31, 2011, RJR Tobacco had been served in 7,267 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 8,622 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial.
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
     On December 14, 2010, the First District Court of Appeal — an intermediate state appellate court — rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. The Martin holding on the Engle findings is expected to be given binding precedential effect in state trial courts throughout Florida and likely supersedes the Eleventh Circuit’s interpretation of state law even in the federal cases. As a result, the defendants have asked the federal district courts in Jacksonville and Tampa to rule on their constitutional due process objection to the use of the Engle findings to satisfy elements of plaintiffs’ claims. The federal district court in Jacksonville has activated several cases for discovery, and accordingly, will have to revisit the use of the findings. We expect more federal cases to be activated later in the year.
     In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. Argument in the first three cases took place in a trial court in Alachua County in September 2010. If the Alachua County court finds the bond cap unconstitutional in those cases, RJR Tobacco will have to post an additional $52.03 million in bonds. Argument in the fourth case took place in a trial court in Escambia County in January 2011; in that case, Clay v. R. J. Reynolds Tobacco Co., the trial court upheld the bond cap. The First District Court of Appeal affirmed the trial court’s decision on April 12, 2011.
     Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to March 31, 2011, or remained on appeal as of March 31, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. Briefing is complete. Oral argument is scheduled for May 10, 2011.
     On May 20, 2009, in Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. In June 2009, RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal and posted a supersedeas bond in the amount of approximately $700,000 in July 2009. Oral argument occurred on February 3, 2011. A decision is pending.
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First District Court of Appeal. In October 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First District Court of Appeal affirmed the final judgment in December 2010. In January 2011, RJR Tobacco filed a motion for certification or rehearing en banc, which was denied. RJR Tobacco asked the Florida Supreme Court to accept jurisdiction and review the decision of the First District. A decision is pending.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million in January 2010. In March 2011, the Florida First District Court of Appeal affirmed the trial court’s decision based on its prior ruling in Martin. RJR Tobacco moved the First District Court of Appeal to certify the case as one of great public importance, which is the first step in seeking review by the Florida Supreme Court. A decision is pending.
     On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of compensatory and punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. In July 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
amount of $5 million, and the plaintiff filed a notice of cross appeal; which was voluntarily dismissed in January 2011. Briefing is complete. Oral argument has not been scheduled.
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
     In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million in May 2010. The plaintiff filed a notice of cross appeal. Oral argument is scheduled for May 17, 2011.
     On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment to include interest from the date of the verdict in September 2010. The plaintiff filed a notice of cross appeal. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $2.5 million in October 2010. Briefing is underway.
     On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. Briefing is underway.

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
     On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. Briefing is complete. Oral argument has not been scheduled.
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
     In Frazier v. Philip Morris USA Inc., the court declared a mistrial due to the inability to seat a jury on May 14, 2010, in a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. In October 2010, the jury returned a verdict in favor of the defendants. The plaintiff’s post-trial motions were denied and final judgment was entered in February 2011. The plaintiff has filed a notice of appeal, and the defendants have filed a cross-appeal. Briefing is underway.
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
     On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the defendant to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million and $180,000 in punitive damages. The defendants have filed a notice of appeal. In February 2011, the defendants posted a supersedeas bond in the amount of $1.28 million. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. In September 2010, the court denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal. Briefing is underway.
     On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. Post-trial motions have been filed and RJR Tobacco included a request to enter judgment in favor of RJR Tobacco.
     On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The case was filed in January 2008, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal. Briefing is underway.
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
     On January 5, 2011, in Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Retrial is scheduled to begin July 11, 2011.
     On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The case was filed in January 2008, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases. Post-trial motions were denied, and final judgment was entered in March 2011. The plaintiff filed a notice of appeal on April 12, 2011.
     On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. The defendants have filed post-trial motions, and a decision is pending.
     On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
developed bronchitis and lung cancer. Final judgment was entered on April 5, 2011. The defendant has filed post-trial motions, and a decision is pending.
     On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. The plaintiff has filed a motion for a new trial. A decision is pending.
     On April 4, 2011, in Weick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Richard Weick, developed lung cancer and later died.
     On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The case was filed in December 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest.
     On April 13, 2011, in Sulcer v. R. J. Reynolds Tobacco Co., the plaintiff voluntarily dismissed RJR Tobacco after accepting its offer of judgment in the amount of $10,000. The case was filed in October 2007, in the Circuit Court, Escambia County, Florida. The plaintiff alleged that the decedent, Billy Sulcer, suffered from lung cancer and other smoking related illnesses and/or diseases as a result of the decedent’s use of the defendants’ tobacco products.
     On April 19, 2011, in Allen v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a verdict. The case was filed in December 2007, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that the decedent, Herman Allen, was addicted to cigarettes, and as a result, suffered from lung cancer. A new trial date has not been scheduled.
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
     As of March 31, 2011, there were 2,589 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Class-Action Suits
     Overview. As of March 31, 2011, 15 class-action cases, exclusive of one antitrust class action, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, New Mexico and Arizona. All pending class-action cases are discussed below.
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
     Medical Monitoring and Smoking Cessation Case. On November 5, 1998, in Scott v. American Tobacco Co., a case filed in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of compensatory and punitive damages. In July 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking.
     In May 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. In September 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million (the portions for RJR Tobacco and B&W) towards the bond. In February 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest, struck eight of the 12 components of the smoking cessation program and remanded the case for further proceedings. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. The plaintiffs have expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied in January 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied in June 2008. In July 2008, the trial court entered an amended judgment in the case, finding that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.
     In December 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. In April 2010, the court of appeals amended but largely affirmed the trial court’s July 2008 judgment and ordered the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ motion for rehearing was denied. In September 2010, the defendants’ application for writ of certiorari or review and their emergency motion to stay execution of judgment with the Louisiana Supreme Court were denied. In September 2010, the U.S. Supreme Court granted the defendant’s motion to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court on December 2, 2010, and the plaintiffs’ response was filed on February 2, 2011. A decision is pending.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint, and discovery is underway. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. A hearing on the plaintiffs’ motion to amend to substitute named class representatives and the defendants’ motion to dismiss is scheduled for June 21, 2011.
     In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss it in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011. Briefing is underway.
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
     The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings.
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
     A “lights” class-action case is pending against each of RJR Tobacco and B&W in Missouri. In Collora v. R. J. Reynolds Tobacco Co., a case filed in May 2000 in Circuit Court, St. Louis County, Missouri, a judge in St. Louis certified a class in December 2003. In April 2007, the court granted the plaintiffs’ motion to reassign Collora and the following cases to a single general division: Craft v. Philip Morris Companies, Inc. and Black v. Brown & Williamson Tobacco Corp., discussed below. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011 was scheduled, but it did not proceed at that time. There is currently no activity in the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case in May 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. In July 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In February 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which in December 2007, reversed the judgment and remanded the case to the District Court. In January 2009, the Minnesota Supreme Court issued an order vacating the February 2008 order that granted RJR Tobacco’s petition for review. In July 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case, and in Dahl until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.
     In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In October 2007, the U.S. District Court remanded the case to state district court. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery. The parties are engaged in class certification discovery, and this case is likely to remain active through 2011. In July 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case, and in Thompson below until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification in December 2001, in an action brought against the major U.S. cigarette manufacturers, including, RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting their advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. In March 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint in March 2009, to add a claim of unjust enrichment and, to include in the class, individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint in March 2009. In July 2009, the plaintiffs filed an additional motion for class certification. In September 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the “lights” claims as to all defendants other than Philip Morris. In February 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. In April 2010, the court granted the plaintiffs’ motion to file a fourth amended complaint and withdraw the motion to reinstate count I by identifying a new plaintiff. The defendants filed a motion to dismiss the plaintiffs’ fourth amended complaint, which was granted in June 2010. The court denied the plaintiffs’ motion to reconsider, and in August 2010, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit. Oral argument occurred on April 7, 2011. A decision is pending.
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
     In Parsons v. A C & S, Inc., a case filed in February 1998 in Circuit Court, Ohio County, West Virginia, the plaintiff sued asbestos manufacturers, U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, seeking to recover $1 million in compensatory and punitive damages individually and an unspecified amount for the class in both compensatory and punitive damages. The class was brought on behalf of persons who allegedly have personal injury claims arising from their exposure to respirable asbestos fibers and cigarette smoke. The plaintiffs allege that Mrs. Parsons’ use of tobacco products and exposure to asbestos products caused her to develop lung cancer and to become addicted to tobacco. In December 2000, three defendants, Nitral Liquidators, Inc., Desseaux Corporation of North American and Armstrong World Industries, filed bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware, In re Armstrong World Industries, Inc. Pursuant to section 362(a) of the Bankruptcy Code, Parsons is automatically stayed with respect to all defendants.
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
     As of March 31, 2011, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2009 and beyond:
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

			2011 and
	2009	2010	thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136
Florida Annual Payment	440	440	440
Texas Annual Payment	580	580	580
Minnesota Annual Payment	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004	8,004
Base Foundation Funding	—	—	—
Growers’ Trust(2)	295	295	—
Offset by federal tobacco buyout(2)	(295)	(295)	—

Total	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,540	$2,496		—
Settlement cash payments	$2,249	$2,519		—
Projected settlement expenses			$	>2,500
Projected settlement cash payments			$	>2,500

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements-Enforcement and Validity; Adjustments” below.

(2)	The Growers’ Trust payments expired December 2010 and were offset by certain obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “—Tobacco Buyout Legislation and Related Litigation” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Certain defendants, including RJR Tobacco, filed notices of appeal to the U.S. Court of Appeals for the District of Columbia in September 2006. The government filed its notice of appeal in October 2006. In addition, the defendants, including RJR Tobacco, filed joint motions asking the district court to clarify and to stay its order pending the defendants’ appeal. On September 28, 2006, the district court denied the defendants’ motion to stay. On September 29, 2006, the defendants, including RJR Tobacco, filed a motion asking the court of appeals to stay the district court’s order pending the defendants’ appeal. The court granted the motion in October 2006.
     In November 2006, the court of appeals stayed the appeals pending the trial court’s ruling on the defendants’ motion for clarification. The defendants’ motion was granted in part and denied in part. The defendants’ motion as to the meaning and applicability of the general injunctive relief of the August 2006 order was denied. The request for clarification as to the scope of the provisions in the order prohibiting the use of descriptors and requiring corrective statements at retail point of sale was granted. The court also ruled that the provisions prohibiting the use of express or implied health messages or descriptors do apply to the actions of the defendants taken outside of the United States.
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
     RJR Tobacco, B&W and the Department of Justice filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied both parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion to vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. A decision is pending.
     International Cases. Five health-care reimbursement cases are pending against RJR Tobacco, its current or former affiliates, or B&W outside the United States, four in Canada and one in Israel. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.
•	British Columbia — In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. In February 2010, the trial date was adjourned and no new date has been set.

•	New Brunswick — In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2006, which is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the British Columbia action described above based on analogous theories of liability. In June 2008, RJR Tobacco and its affiliate filed notices of intent to defend and have since filed defenses to these claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	Ontario — In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Ontario court. A decision is pending.

•	Newfoundland and Labrador — In February 2011, a case was filed on behalf of the Province of Newfoundland and Labrador, Canada, hereinafter Newfoundland, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the General Trial Division of the Supreme Court of Newfoundland and Labrador. The claim is brought pursuant to legislation passed in Newfoundland in 2001 and proclaimed in 2011, which is substantially similar to the British Columbia statute described above. In this action, the Newfoundland government seeks to recover essentially the same types of damages that are being sought in the British Columbia, New Brunswick and Ontario actions described above based on analogous theories of liability. Service on RJR Tobacco and one of its affiliates was effected in March 2011.

•	Israel — In September 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. A decision is pending.
     The following six putative Canadian class actions were filed against various Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in courts in the provinces of Alberta, British Columbia, Manitoba, Nova Scotia, and Saskatchewan, although the plaintiffs’ counsel have been actively pursuing only the action pending in Saskatchewan at this time:
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Native American Tribe Cases. As of March 31, 2011, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of March 31, 2011, one case brought by hospitals was pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, and pending in the Circuit Court of the City of St. Louis, Missouri. This case seeks recovery of uncompensated, unreimbursed health-care costs expended or to be expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. The claims for damages which accrued after November 16, 1993, are still pending. In June 2010, the court granted the defendants’ motions for summary judgment on failure to warn claims, negligent omission claims, and all related targeting marketing claims and allegations based on federal preemption. In September 2010, the court granted the defendants’ motion for summary judgment on plaintiffs’ claims concerning ETS and plaintiffs’ claims for damages based on the loss of use of monies prior to judgment. In October 2010, the court granted the defendants’ motions for summary judgment on misrepresentation, concealment and omission. The remaining motions for summary judgment were denied. Trial began January 10, 2011, and closing arguments occurred on April 13 and 14, 2011. Jury deliberations began on April 18, 2011, and are currently underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Other Cases
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
     On February 25, 2011, RJR Tobacco, Lorillard Inc., and Lorillard Tobacco Company jointly filed a lawsuit, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. No responsive pleading has yet been filed in the case.
     For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.
State Settlement Agreements-Enforcement and Validity; Adjustments
     As of March 31, 2011, there were 34 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
     The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. On March 18, 2011, a scheduling order was entered, leading to an October 3, 2011 trial date on the remaining issues.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Six of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court declined to review the decision by the Court of Appeals.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State petitioned the Ohio Supreme Court for review, and that petition was denied.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco appealed. In August 2010, the Pennsylvania Court of Appeals reversed the trial court on both claims. The Commonwealth filed a motion for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     NPM Adjustment Claim for 2003. For 2003, the Adjustment Requirements were satisfied. As a result, in April 2006, RJR Tobacco placed approximately $647 million of its MSA payment into a disputed payments account, in accordance with a procedure established by the MSA. That amount represented RJR Tobacco’s share of the 2003 NPM Adjustment as calculated by the MSA independent auditor. In March 2007, the independent auditor issued revised calculations that reduced RJR Tobacco’s share of the NPM Adjustment for 2003 to approximately $615 million. As a result, in April 2007, RJR Tobacco instructed the independent auditor to release to the settling states approximately $32 million from the disputed payments account.
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
     As of March 31, 2011, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute.
     As of January 2009, RJR Tobacco and certain other PMs entered into an Agreement Regarding Arbitration, referred to as the Arbitration Agreement, with 45 of the settling states, representing approximately 90% of the allocable share of the settling states. Pursuant to the Arbitration Agreement, signing states will have their ultimate liability (if any) with respect to the 2003 NPM Adjustment reduced by 20%, and RJR Tobacco and the other PMs that placed their share of the disputed 2005 NPM Adjustment (discussed below) into the disputed payments account have, without releasing or waiving any claims, authorized the release of those funds to the settling states.

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
     The arbitration panel contemplated by the MSA and the Arbitration Agreement has been selected and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. It is anticipated that it will be 12 to 18 months before a decision on the merits with respect to the 2003 NPM Adjustment is reached.
     Other NPM Adjustment Claims. From 2006 to 2008, proceedings were initiated with respect to an NPM Adjustment for 2004, 2005 and 2006. The Adjustment Requirements were satisfied with respect to the NPM Adjustment for each of 2004, 2005 and 2006. As a result:
•	in April 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment (representing its share of the 2004 NPM Adjustment as calculated by the MSA independent auditor), and in April 2008, placed approximately $431 million of its 2008 MSA payment (representing its share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments) into the disputed payments account; and

•	in April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor. Based on revised calculations by the MSA independent auditor, in April 2010, RJR Tobacco withheld an additional amount, bringing the total amount withheld with respect to the 2006 NPM Adjustment to approximately $420 million. Again based on revised calculations by the MSA independent auditor, in April 2011, RJR Tobacco paid approximately $1 million extra to account for a downward adjustment in its share of the 2006 NPM Adjustment.
     The MSA permits PMs to retain disputed payment amounts pending resolution of the dispute. If the resolution of the dispute ultimately requires a PM to pay some or all of the disputed amount, then the amount deemed to be due includes interest calculated from the date the payment was originally due at the prime rate plus three percent.
     In June 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provides that the settling states will not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years will become effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR Tobacco and the PMs will pay a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts.
     Based on the payment calculations of the MSA independent auditor and the agreement described above regarding in pertinent part the 2007 and 2008 significant factor determinations, the Adjustment Requirements were satisfied with respect to the NPM Adjustments for 2007 and 2008. As a result, in April 2010, RJR Tobacco placed approximately $448 million of its 2010 MSA payment (representing its share of the 2007 NPM Adjustment as calculated by the MSA independent auditor) into the disputed payments account, and in April 2011, it placed approximately $477 million of its 2011 MSA payment (representing its share of the 2008 NPM Adjustment as calculated by the MSA independent auditor) into the disputed payments account. RJR Tobacco’s 2011 payment into the disputed payments account was reduced by approximately $1.1 million to adjust for a downward revision by the independent auditor to RJR Tobacco’s share of the 2007 NPM Adjustment.
     In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2009 and 2010 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $937 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of March 31, 2011, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in Kansas.
     In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties are currently engaged in discovery. In November 2010, RJR Tobacco and B&W filed a motion for summary judgment. A decision is pending.
Other Litigation and Developments
     Claims for Indemnification. By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. RJR and RJR Tobacco retained certain liabilities relating to the activities of Northern Brands, including those relating to a 1998 guilty plea entered in the U.S. District Court for the Northern District of New York, as well as an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, for possible violations of Canadian law related to the activities that led to the Northern Brands guilty plea and certain conduct by Stanley Smith, a former executive of RJR-Macdonald, Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI requested indemnification for any damages arising out of the matters described below:
•	JTI sought indemnification for criminal charges filed by the RCMP in the Province of Ontario alleging fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine-cut tobacco against the following: JTI Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co., Puerto Rico, referred to as RJR-PR and eight individuals associated with RJR-MI and/or RJR-TI during the period of January 1, 1991, through December 31, 1996. These claims were resolved with respect to Canadian governmental entities when, on April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, under which Northern Brands pled guilty to a one-count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. That plea was accepted and resulted in Northern Brands being required to pay a CAD $75 million fine, which fine was paid on April 13, 2010. Further, and through a Settlement Agreement and Mutual Release between RJR and JTI dated as of April 13, 2010, referred to as the SA-MR, the parties resolved, by mutual release, JTI’s request for indemnification of the claims referenced above by, among other things, (1) RJR Tobacco agreeing to give up its reservation of rights with respect to all moneys already advanced to JTI for certain attorneys’ fees, expenses and costs in the criminal proceedings and to pay for any additional fees, expenses and costs of like kind incurred in those proceedings up to a specified date; (2) JTI agreeing to pay for all (i) Canadian Goods and Services Taxes incurred to date, and (ii) such taxes incurred in the future in connection with the foregoing attorney services already provided or to be provided in the criminal proceedings; (3) the parties agreeing to split evenly the payment of certain other attorneys’ fees already incurred in connection with the Canadian matters; and (4) the parties resolving other issues related to these matters.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	JTI also sought indemnification relating to the following civil claims: (1) a Statement of Claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada against, among others, JTI and a number of its affiliates, seeking to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities; and (2) a tax assessment against JTI-MC by the Quebec Ministry of Revenue for the period from January 1, 1990, through December 31, 1998, for alleged unpaid duties, penalties, and interest resulting from cigarette smuggling and related activities. Following the tax assessment by the Quebec Ministry of Revenue, JTI-MC sought protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, which proceedings are referred to as the CCAA Proceedings. In the CCAA Proceedings, Canada and the Provinces of Ontario, New Brunswick, Quebec, British Columbia, Nova Scotia, Prince Edward Island, and Manitoba submitted civil claims relating to the movement of contraband tobacco products in Canada for the period before 2000. These claims were resolved with respect to the governmental entities when, effective April 13, 2010, RJR Tobacco entered into the Comprehensive Agreement with the Canadian federal, provincial and territorial governments. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. Pursuant to the Comprehensive Agreement, RJR Tobacco has paid the governments a total of CAD $325 million. Should RJR Tobacco or its affiliates decide in the future to sell tobacco products in Canada, they have also agreed to adopt packaging, marking and other measures that will assist the Canadian governments in their efforts to combat the movement of contraband tobacco products in Canada. Further, and pursuant to the SA-MR, JTI’s indemnification claims with respect to the matters described in this paragraph also have been resolved by mutual release.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

•	On April 23, 2010, a Statement of Claim was filed against JTI-MC by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco, and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco have been paying defense costs and expenses incurred by JTI in connection with some, but not all, of the Canadian litigation matters described above. RJR Tobacco expensed $2 million during the first three months of 2010, for funds to be reimbursed to JTI for such costs and expenses.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     See note 4 for additional information related to the Comprehensive Agreement entered into by RJR Tobacco with the Canadian federal, provincial and territorial governments, and the plea agreement of Northern Brands in connection with certain Canadian matters.
     European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion occurred on October 26, 2010. Supplemental briefs were then filed. On March 8, 2011, the court dismissed the plaintiffs’ RICO claims. The balance of the motion to dismiss remains to be decided. However, with the dismissal of the plaintiffs’ federal statutory claims, the court must first determine whether it has diversity jurisdiction before it can rule on whether the common law claims were properly pled. There has been no other activity in the case, nor do we expect other activity until the court first rules on the remaining portions of the motion.
     Star Patent Infringement. On May 23, 2001, and July 30, 2002, Star Scientific, Inc. filed two patent infringement actions, later consolidated, against RJR Tobacco in the U.S. District Court for the District of Maryland. The consolidated action, known as Star I, involved two patents (U.S. Patent Nos. 6,202,649 and 6,425,401), both entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” Star accused RJR Tobacco of infringing certain claims of these patents during the 2001 and 2002 growing seasons and asked the court to: enter an injunction restraining RJR Tobacco from further acts of infringement; award Star damages, including a reasonable royalty, to compensate for the infringement; increase the damages due to willfulness; award pre-judgment and post-judgment interest and reasonable attorney fees; and order RJR Tobacco to deliver up to the court for destruction all products manufactured from any process that infringes any claim of either patent. RJR Tobacco filed counterclaims seeking a declaration that the asserted claims of Star’s patents are invalid, unenforceable and not infringed by RJR Tobacco. Between January 31 and February 8, 2005, the court held a first bench trial on RJR Tobacco’s affirmative defense and counterclaim based upon inequitable conduct. Additionally, in response to the court’s invitation, RJR Tobacco filed two summary judgment motions in January 2005.
     In January 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part, RJR Tobacco’s other summary judgment motion concerning the effective filing date of Star’s patents. In June 2007, the court ruled that Star’s patents are unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office, referred to as the PTO, and entered final judgment in favor of RJR Tobacco and against Star. Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.
     In August 2008, the Federal Circuit issued a decision reversing the district court’s rulings against Star and remanded the case to the district court for further proceedings on the issues of validity and infringement. Star updated its reasonable royalty damages calculation to a range of $294.9 to $362.1 million.
     In late 2008, RJR Tobacco petitioned the PTO to reexamine the claims of Star’s patents at issue in Star I based on substantial new questions of patentability. The PTO agreed to reexamine the claims ex parte. The district court decided to move forward with the trial in Star I rather than await the outcome of the reexamination proceedings.
     Trial began on May 18, 2009, and continued for twenty trial days. On June 16, 2009, the jury returned a verdict in favor of RJR Tobacco on every question put to it. The jury decided that RJR Tobacco had not infringed either of Star’s patents and that the patents were invalid on four independent bases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Shortly after the start of the Star I jury trial, in May 2009, Star filed a follow-on lawsuit — Star II — in the U.S. District Court for the District of Maryland seeking damages for alleged infringement during the 2003 growing season and beyond of the two Star patents found invalid and not infringed in Star I. The district court stayed Star II pending the outcome of proceedings in Star I, and Star II was administratively closed pending further order of the district court upon the application, by December 31, 2012, of any party.
     In November 2009, RJR Tobacco filed a bill of costs (later renewed) seeking reimbursement of its recoverable costs as the prevailing party in Star I, and also filed a motion seeking reimbursement of its attorney fees and excess costs incurred in defending Star I. In December 2009, the district court upheld the jury verdict by denying Star’s combined motion for judgment as a matter of law or new trial. The court entered judgment in RJR Tobacco’s favor and awarded RJR Tobacco all assessable costs. The court deferred proceedings with respect to RJR Tobacco’s motion for attorneys’ fees and excess costs pending final resolution of the reexamination and any appellate proceedings.
     On Star’s request and without objection from RJR Tobacco, the district court deferred briefing on RJR Tobacco’s renewed bill of costs until after the resolution of appellate proceedings.
     In December 2009, Star filed a notice of appeal in the Federal Circuit from the district court’s final judgment order. The appeal was docketed in February 2010. Briefing by both parties followed, and the Federal Circuit heard oral argument on January 11, 2011. A decision on Star’s appeal is pending.
     In the PTO reexamination proceeding, the PTO in March and April 2011 issued ex parte reexamination certificates confirming the patentability of the claims of the Star patents at issue in Star I. For several reasons, RJR Tobacco believes that the PTO’s reexamination decision, which is not binding on the Federal Circuit, should not materially affect the Federal Circuit’s review of the district court’s final judgment because the jury found non-infringement in any case and invalidity in RJR Tobacco’s favor on grounds not considered by the PTO.
Other Matters. In November, 2009, RAI and B&W were served with subpoenas issued by the Office of the Inspector General, U.S. Department of Defense, seeking two broad categories of documents in connection with a civil investigation:
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
RAI and RJRT has responded to the subpoenas, including the extent to which the subpoenas seek documents regarding the domestic tobacco operations acquired from B&W in 2004, and to otherwise cooperate appropriately with the investigation.

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
Smokeless Tobacco Litigation
     As of March 31, 2011, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 600 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
     On September 4, 2009, American Snuff Co. and others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. American Snuff Co. contends the statute violates the constitutions of Oregon and the United States. In June 2010, the court denied American Snuff Co.’s motion for a preliminary injunction against enforcement of the statute. While the litigation continues, American Snuff Co. is not presently required to comply with the escrow requirements of the challenged statute, having provided the required compliance certifications to the Oregon Attorney General’s office.
Tobacco Buyout Legislation and Related Litigation
     In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 continued as scheduled through the end of 2010, but were offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2011 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $230 million to $260 million.
     RAI’s operating subsidiaries recorded the FETRA assessment on a quarterly basis as cost of goods sold. RAI’s operating subsidiaries estimate that their overall share of the buyout will approximate $2.4 billion to $2.8 billion prior to the deduction of permitted offsets under the MSA. In addition, future market pricing could impact the carrying value of inventory, and adversely affect RJR Tobacco’s financial position and results of operations.
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
     In July 2002, the defendants filed a motion to dismiss, which the court granted in December 2003. In December 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint and remanded the case for further proceedings. The court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. In April 2007, the defendants moved to dismiss the amended complaint. The court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses in June 2007. The plaintiff filed a motion for class certification, which the court granted in September 2008. The district court ordered mediation, but no resolution of the case was reached. In September 2008, each of the plaintiffs and the defendants filed motions for summary judgment, and in January 2009, the defendants filed a motion to decertify the class. A second mediation occurred in June 2009, but again no resolution of the case was reached. The district court overruled the motions for summary judgment and the motion to decertify the class. The non-jury trial began on January 12, 2010, and closing arguments ended on February 9, 2010. The parties filed their findings of fact and conclusions of law on February 4, 2011. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RJR Tobacco, Santa Fe and American Snuff Co. have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe and American Snuff Co. believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.
     Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9 — Shareholders’ Equity

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	82	—	82	$82
Retirement benefits, includes $18 million tax benefit	—	—	—	49	49	49
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	2	2	2
Cumulative translation adjustment, net of $8 million tax benefit	—	—	—	(11)	(11)	(11)

Total comprehensive income	—	—	—	—		$122

Dividends — $0.45 per share	—	—	(264)	—	(264)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	8	—	—	8
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of March 31, 2010	$—	$8,503	$(761)	$(1,381)	$6,361

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2010	$—	$8,535	$(547)	$(1,478)	$6,510
Net income	—	—	353	—	353	$353
Retirement benefits, includes $15 million tax expense	—	—	—	22	22	22
Cumulative translation adjustment, net of $5 million tax expense	—	—	—	15	15	15

Total comprehensive income	—	—	—	—		$390

Dividends — $0.53 per share	—	—	(311)	—	(311)
Common stock repurchased	—	(6)	—	—	(6)
Equity incentive award plan and stock-based compensation	—	8	—	—	8

Balance as of March 31, 2011	$—	$8,537	$(505)	$(1,441)	$6,591

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first three months of 2011, RAI purchased 162,257 shares of RAI common stock that were forfeited with respect to tax liabilities associated with restricted stock vesting under the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.
     On February 16, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share, or $2.12 on an annualized basis, to shareholders of record as of March 10, 2011.
Note 10 — Stock Plans
     In February 2011, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries of 1,561,331 nonvested restricted stock units under the Omnibus Plan, effective March 1, 2011. The restricted stock units generally will vest on March 1, 2014. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2013.
     As an equity-based grant, compensation expense relating to the 2011 Omnibus Plan grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $33.99. Dividends paid on shares of RAI common stock will accumulate on the restricted stock

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $6.36 per share for the three-year performance period ending December 31, 2013, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.
Note 11 — Segment Information
     RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale on February 28, 2011, Lane. RAI’s subsidiaries, Santa Fe and Niconovum AB, among others, are included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest-selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM were six of the ten best-selling brands of cigarettes in the United States as of March 31, 2011. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus and CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
     RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.
     Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, as well as manages RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT. The financial position and results of operations of this operating segment, as well as Niconovum AB, do not meet the materiality criteria to be reportable.
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
     Segment Data:

	For the Three Months
	Ended March 31,
	2011	2010
Net sales:
RJR Tobacco	$1,695	$1,720
American Snuff	167	161
All Other	129	105

Consolidated net sales	$1,991	$1,986

Operating income:
RJR Tobacco	$463	$470
American Snuff	85	84
All Other	45	30
Corporate expense	(16)	(14)

Consolidated operating income	$577	$570

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2011	2010
Reconciliation to income from continuing operations before income taxes:
Operating income	$577	$570
Interest and debt expense	55	60
Interest income	(3)	(4)
Other expense, net	—	2

Income from continuing operations before income taxes	$525	$512

Note 12 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:
     Balances:

	March 31,	December 31,
	2011	2010
Accounts receivable	$68	$48
Accounts payable	5	4
Deferred revenue	36	53
     Transactions for the three months ended March 31:

	2011	2010
Net sales	$104	$128
     RAI’s operating subsidiaries sell contract-manufactured cigarettes, processed strip leaf, pipe tobacco and little cigars to BAT affiliates. Pricing for contract manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.0% of RAI’s total net sales during the three months ended March 31, 2011.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 13 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $4.0 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., Rosswil, LLC, Conwood Holdings, Inc., Santa Fe, GPI, and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2011
Net sales	$—	$1,872	$22	$(7)	$1,887
Net sales, related party	—	104	—	—	104
Cost of products sold	—	1,064	4	(7)	1,061
Selling, general and administrative expenses	113	214	20	—	347
Amortization expense	—	6	—	—	6

Operating income (loss)	(113)	692	(2)	—	577
Interest and debt expense	53	2	—	—	55
Interest income	—	(1)	(2)	—	(3)
Intercompany interest (income) expense	(30)	30	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other expense (income), net	1	(1)	—	—	—

Income (loss) from continuing operations before income taxes	(137)	673	—	(11)	525
Provision for (benefit from) income taxes	(54)	225	1	—	172
Equity income from subsidiaries	436	1	—	(437)	—

Net income	$353	$449	$(1)	$(448)	$353

For the Three Months Ended March 31, 2010
Net sales	$—	$1,851	$38	$(31)	$1,858
Net sales, related party	—	128	—	—	128
Cost of products sold	—	1,083	18	(31)	1,070
Selling, general and administrative expenses	5	318	16	—	339
Amortization expense	—	7	—	—	7

Operating income (loss)	(5)	571	4	—	570
Interest and debt expense	58	2	—	—	60
Interest income	—	(2)	(2)	—	(4)
Intercompany interest (income) expense	(31)	31	—	—	—
Intercompany dividend income	—	(11)	—	11	—
Other expense, net	1	1	—	—	2

Income (loss) from continuing operations before income taxes	(33)	550	6	(11)	512
Provision for (benefit from) income taxes	(11)	226	(1)	—	214
Equity income (loss) from subsidiaries	104	(65)	—	(39)	—

Income from continuing operations	82	259	7	(50)	298
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$82	$117	$(67)	$(50)	$82

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2011
Cash flows from (used in) operating activities	$408	$1,122	$(11)	$(591)	$928

Cash flows from (used in) investing activities:
Capital expenditures	—	(44)	—	—	(44)
Net proceeds from sale of business	79	123	—	—	202
Intercompany notes receivable	20	11	—	(31)	—
Other, net	—	1	—	—	1

Net cash flows from investing activities	99	91	—	(31)	159

Cash flows from (used in) financing activities:
Dividends paid on common stock	(285)	(580)	—	580	(285)
Dividends paid on preferred stock	(11)	—	—	11	—
Intercompany notes payable	(11)	(20)	—	31	—
Other, net	(6)	—	—	—	(6)

Net cash flows used in financing activities	(313)	(600)	—	622	(291)

Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8

Net change in cash and cash equivalents	194	613	(3)	—	804
Cash and cash equivalents at beginning of period	327	1,616	252	—	2,195

Cash and cash equivalents at end of period	$521	$2,229	$249	$—	$2,999

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2010
Cash flows from (used in) operating activities	$63	$795	$(8)	$(10)	$840

Cash flows from (used in) investing activities:
Capital expenditures	—	(31)	(1)	—	(32)
Return on intercompany investments	140	—	—	(140)	—
Intercompany notes receivable	20	11	—	(31)	—
Other, net	—	13	—	—	13

Net cash flows from (used in) investing activities	160	(7)	(1)	(171)	(19)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(262)	—	—	—	(262)
Dividends paid on preferred stock	(10)	—	—	10	—
Distribution of equity	—	(140)	—	140	—
Intercompany notes payable	(11)	(20)	—	31	—
Other, net	(3)	—	—	—	(3)

Net cash flows used in financing activities	(286)	(160)	—	181	(265)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)

Net change in cash and cash equivalents	(63)	628	(16)	—	549
Cash and cash equivalents at beginning of period	361	2,136	226	—	2,723

Cash and cash equivalents at end of period	$298	$2,764	$210	$—	$3,272

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2011
Assets
Cash and cash equivalents	$521	$2,229	$249	$—	$2,999
Accounts receivable	—	123	25	—	148
Accounts receivable, related party	—	68	—	—	68
Notes receivable	—	1	37	—	38
Other receivables	11	8	2	—	21
Inventories	—	970	37	(1)	1,006
Deferred income taxes, net	11	935	1	—	947
Prepaid expenses and other	3	206	6	—	215
Short-term intercompany notes and interest receivable	80	44	—	(124)	—
Other intercompany receivables	248	—	—	(248)	—

Total current assets	874	4,584	357	(373)	5,442
Property, plant and equipment, net	6	1,001	3	1	1,011
Trademarks and other intangible assets, net	—	2,619	53	—	2,672
Goodwill	—	7,991	20	—	8,011
Long-term intercompany notes	1,980	1,356	—	(3,336)	—
Investment in subsidiaries	9,425	483	—	(9,908)	—
Other assets and deferred charges	263	245	106	(22)	592

Total assets	$12,548	$18,279	$539	$(13,638)	$17,728

Liabilities and shareholders’ equity
Accounts payable	$—	$90	$6	$—	$96
Tobacco settlement accruals	—	3,164	—	—	3,164
Due to related party	—	5	—	—	5
Deferred revenue, related party	—	36	—	—	36
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	525	706	22	—	1,253
Short-term intercompany notes and interest payable	31	80	13	(124)	—
Other intercompany payables	—	244	4	(248)	—

Total current liabilities	956	4,325	45	(372)	4,954
Intercompany notes and interest payable	1,356	1,980	—	(3,336)	—
Long-term debt (less current maturities)	3,571	120	—	—	3,691
Deferred income taxes, net	—	592	5	(22)	575
Long-term retirement benefits (less current portion)	42	1,605	12	—	1,659
Other noncurrent liabilities	32	224	2	—	258
Shareholders’ equity	6,591	9,433	475	(9,908)	6,591

Total liabilities and shareholders’ equity	$12,548	$18,279	$539	$(13,638)	$17,728

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$1,616	$252	$—	$2,195
Accounts receivable	—	103	15	—	118
Accounts receivable, related party	—	48	—	—	48
Notes receivable	—	1	33	—	34
Other receivables	—	8	2	—	10
Inventories	—	1,022	34	(1)	1,055
Deferred income taxes, net	10	934	2	—	946
Prepaid expenses and other	38	155	4	(2)	195
Assets held for sale	—	201	—	—	201
Short-term intercompany notes and interest receivable	80	44	—	(124)	—
Other intercompany receivables	—	108	—	(108)	—

Total current assets	455	4,240	342	(235)	4,802
Property, plant and equipment, net	6	991	4	1	1,002
Trademarks and other intangible assets, net	—	2,625	50	—	2,675
Goodwill	—	7,991	19	—	8,010
Long-term intercompany notes	2,000	1,366	—	(3,366)	—
Investment in subsidiaries	9,696	462	—	(10,158)	—
Other assets and deferred charges	267	242	100	(20)	589

Total assets	$12,424	$17,917	$515	$(13,778)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$175	$4	$—	$179
Tobacco settlement accruals	—	2,589	—	—	2,589
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	351	775	23	(2)	1,147
Short-term intercompany notes and interest payable	31	80	13	(124)	—
Other intercompany payables	107	—	1	(108)	—

Total current liabilities	889	3,676	41	(234)	4,372
Intercompany notes and interest payable	1,366	2,000	—	(3,366)	—
Long-term debt (less current maturities)	3,580	121	—	—	3,701
Deferred income taxes, net	—	535	3	(20)	518
Long-term retirement benefits (less current portion)	34	1,622	12	—	1,668
Other noncurrent liabilities	45	262	2	—	309
Shareholders’ equity	6,510	9,701	457	(10,158)	6,510

Total liabilities and shareholders’ equity	$12,424	$17,917	$515	$(13,778)	$17,078

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 14 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RJR’s $60 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, American Snuff Co. and Rosswil, LLC that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2011
Net sales	$—	$—	$1,629	$287	$(29)	$1,887
Net sales, related party	—	—	102	2	—	104
Cost of products sold	—	—	1,000	90	(29)	1,061
Selling, general and administrative expenses	113	—	153	81	—	347
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(113)	—	573	117	—	577
Interest and debt expense	53	2	—	—	—	55
Interest income	—	—	(1)	(2)	—	(3)
Intercompany interest (income) expense	(30)	(1)	(10)	41	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense (income), net	1	(1)	1	(1)	—	—

Income (loss) from continuing operations before income taxes	(137)	11	583	79	(11)	525
Provision for (benefit from) income taxes	(54)	—	195	31	—	172
Equity income (loss) from subsidiaries	436	387	(1)	—	(822)	—

Net income	$353	$398	$387	$48	$(833)	$353

For the Three Months Ended March 31, 2010
Net sales	$—	$—	$1,626	$275	$(43)	$1,858
Net sales, related party	—	—	126	2	—	128
Cost of products sold	—	—	1,019	94	(43)	1,070
Selling, general and administrative expenses	5	—	265	69	—	339
Amortization expense	—	—	7	—	—	7

Operating income (loss)	(5)	—	461	114	—	570
Interest and debt expense	58	2	—	—	—	60
Interest income	—	—	(1)	(3)	—	(4)
Intercompany interest (income) expense	(31)	(1)	(10)	42	—	—
Intercompany dividend income	—	(11)	—	—	11	—
Other expense, net	1	1	—	—	—	2

Income (loss) from continuing operations before income taxes	(33)	9	472	75	(11)	512
Provision for (benefit from) income taxes	(11)	—	202	23	—	214
Equity income (loss) from subsidiaries	104	(24)	11	—	(91)	—

Income (loss) from continuing operations	82	(15)	281	52	(102)	298
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income (loss)	$82	$73	$51	$(22)	$(102)	$82

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2011
Cash flows from operating activities	$408	$561	$1,045	$55	$(1,141)	$928

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(10)	(34)	—	(44)
Net proceeds from sale of business	79	—	123	—	—	202
Intercompany notes receivable	20	8	11	—	(39)	—
Other, net	—	—	1	—	—	1

Net cash flows from (used in) investing activities	99	8	125	(34)	(39)	159

Cash flows from (used in) financing activities:
Dividends paid on common stock	(285)	(580)	(550)	—	1,130	(285)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Intercompany notes payable	(11)	—	—	(28)	39	—
Other, net	(6)	—	—	—	—	(6)

Net cash flows used in financing activities	(313)	(580)	(550)	(28)	1,180	(291)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8

Net change in cash and cash equivalents	194	(11)	620	1	—	804
Cash and cash equivalents at beginning of period	327	14	1,506	348	—	2,195

Cash and cash equivalents at end of period	$521	$3	$2,126	$349	$—	$2,999

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2010
Cash flows from operating activities	$63	$124	$774	$4	$(125)	$840

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(13)	(19)	—	(32)
Return on intercompany investments	140	—	—	—	(140)	—
Intercompany notes receivable	20	8	11	—	(39)	—
Other, net	—	1	12	—	—	13

Net cash flows from (used in) investing activities	160	9	10	(19)	(179)	(19)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(262)	—	(115)	—	115	(262)
Dividends paid on preferred stock	(10)	—	—	—	10	—
Distribution of equity	—	(140)	—	—	140	—
Intercompany notes payable	(11)	—	—	(28)	39	—
Other, net	(3)	—	—	—	—	(3)

Net cash flows used in financing activities	(286)	(140)	(115)	(28)	304	(265)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)

Net change in cash and cash equivalents	(63)	(7)	669	(50)	—	549
Cash and cash equivalents at beginning of period	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of period	$298	$17	$2,670	$287	$—	$3,272

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
March 31, 2011
Assets
Cash and cash equivalents	$521	$3	$2,126	$349	$—	$2,999
Accounts receivable	—	—	55	93	—	148
Accounts receivable, related party	—	—	68	—	—	68
Notes receivable	—	1	—	37	—	38
Other receivables	11	—	7	3	—	21
Inventories	—	—	556	451	(1)	1,006
Deferred income taxes, net	11	1	892	43	—	947
Prepaid expenses and other	3	—	172	42	(2)	215
Short-term intercompany notes and interest receivable	80	24	172	—	(276)	—
Other intercompany receivables	248	7	—	—	(255)	—

Total current assets	874	36	4,048	1,018	(534)	5,442
Property, plant and equipment, net	6	—	675	329	1	1,011
Trademarks and other intangible assets, net	—	—	1,311	1,361	—	2,672
Goodwill	—	—	5,303	2,708	—	8,011
Long-term intercompany notes	1,980	165	1,356	—	(3,501)	—
Investment in subsidiaries	9,425	7,487	454	—	(17,366)	—
Other assets and deferred charges	263	55	199	107	(32)	592

Total assets	$12,548	$7,743	$13,346	$5,523	$(21,432)	$17,728

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$74	$22	$—	$96
Tobacco settlement accruals	—	—	3,090	74	—	3,164
Due to related party	—	—	5	—	—	5
Deferred revenue, related party	—	—	36	—	—	36
Current maturities of long-term debt	400	—	—	—	—	400
Other current liabilities	525	5	622	103	(2)	1,253
Short-term intercompany notes and interest payable	31	132	—	113	(276)	—
Other intercompany payables	—	—	211	44	(255)	—

Total current liabilities	956	137	4,038	356	(533)	4,954
Intercompany notes and interest payable	1,356	—	—	2,145	(3,501)	—
Long-term debt (less current maturities)	3,571	120	—	—	—	3,691
Deferred income taxes, net	—	—	126	481	(32)	575
Long-term retirement benefits (less current portion)	42	25	1,485	107	—	1,659
Other noncurrent liabilities	32	12	210	4	—	258
Shareholders’ equity	6,591	7,449	7,487	2,430	(17,366)	6,591

Total liabilities and shareholders’ equity	$12,548	$7,743	$13,346	$5,523	$(21,432)	$17,728

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$14	$1,506	$348	$—	$2,195
Accounts receivable	—	—	50	68	—	118
Accounts receivable, related party	—	—	48	—	—	48
Notes receivable	—	1	—	33	—	34
Other receivables	—	—	7	3	—	10
Inventories	—	—	600	456	(1)	1,055
Deferred income taxes, net	10	1	892	43	—	946
Prepaid expenses and other	38	—	130	30	(3)	195
Assets held for sale	—	—	20	181	—	201
Short-term intercompany notes and interest receivable	80	24	173	—	(277)	—
Other intercompany receivables	—	8	45	54	(107)	—

Total current assets	455	48	3,471	1,216	(388)	4,802
Property, plant and equipment, net	6	—	689	306	1	1,002
Trademarks and other intangible assets, net	—	—	1,316	1,359	—	2,675
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	2,000	174	1,366	—	(3,540)	—
Investment in subsidiaries	9,696	7,611	435	—	(17,742)	—
Other assets and deferred charges	267	56	194	101	(29)	589

Total assets	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$103	$76	$—	$179
Tobacco settlement accruals	—	—	2,532	57	—	2,589
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	—	400
Other current liabilities	351	6	652	141	(3)	1,147
Short-term intercompany notes and interest payable	31	132	—	114	(277)	—
Other intercompany payables	107	—	—	—	(107)	—

Total current liabilities	889	138	3,344	388	(387)	4,372
Intercompany notes and interest payable	1,366	—	—	2,174	(3,540)	—
Long-term debt (less current maturities)	3,580	121	—	—	—	3,701
Deferred income taxes, net	—	—	76	471	(29)	518
Long-term retirement benefits (less current portion)	34	25	1,496	113	—	1,668
Other noncurrent liabilities	45	12	247	5	—	309
Shareholders’ equity	6,510	7,593	7,611	2,538	(17,742)	6,510

Total liabilities and shareholders’ equity	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2011 with the first quarter of 2010. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
Overview and Business Initiatives
     RAI’s reportable operating segments are RJR Tobacco and American Snuff. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale on February 28, 2011, Lane. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of STG for net proceeds of $202 million in cash. RAI’s subsidiaries, Santa Fe and Niconovum AB, among others, are included in All Other. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM were six of the ten best-selling brands of cigarettes in the United States as of March 31, 2011. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates.
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
     RJR Tobacco offers two types of modern smoke-free tobacco, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables consist of CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 4% in the first three months of 2011. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.
     American Snuff faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.
     American Snuff Co. is replacing its manufacturing operations in Memphis, Tennessee, expecting the new facility to be fully operational by early 2012, and increasing its tobacco-processing capacity in Clarksville, Tennessee, expecting the new facility to be fully operational by the end of 2011.
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
     As discussed in note 8 to condensed consolidated financial statements (unaudited), RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions.
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
State Settlement Agreements
     RJR Tobacco and Santa Fe are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry— Health Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity” in note 8 to condensed consolidated financial statements (unaudited).
Intangible Assets
     Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of the fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. Although RAI believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. Generally, if the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are tested for impairment annually, in the fourth quarter. Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired.

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
     The minimum amortization of unrecognized gains or losses is also included in the postretirement benefit expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service period to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.
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
     To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. RAI maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance is attributable to deferred tax assets established for capital loss carryfowards.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and upon RAI’s effective income tax rate.
Results of Operations

	For the Three Months Ended
	March 31,
	2011	2010	% Change
Net sales(1):
RJR Tobacco	$1,695	$1,720	(1.5)%
American Snuff	167	161	3.3%
All Other	129	105	22.9%

Net sales	1,991	1,986	0.3%
Cost of products sold(1)(2)	1,061	1,070	(0.8)%
Selling, general and administrative expenses	347	339	2.4%
Amortization expense	6	7	(14.3)%

Operating income:
RJR Tobacco	463	470	(1.5)%
American Snuff	85	84	2.3%
All Other	45	30	50.0%
Corporate expense	(16)	(14)	14.3%

Operating income	$577	$570	1.2%

(1)	Excludes excise taxes of:

	2011	2010
RJR Tobacco	$867	$915
American Snuff	21	27
All Other	86	75

	$974	$1,017

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.

RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended
	March 31,
	2011	2010	% Change
Growth brands:
CAMEL excluding non-filter	4.7	4.7	0.1%
PALL MALL	5.1	4.4	16.0%

	9.8	9.1	7.7%
Support brands	6.6	7.7	(13.9)%
Non-support brands	0.8	1.4	(43.0)%

Total domestic	17.2	18.2	(5.2)%

Total premium	9.7	10.3	(6.3)%
Total value	7.6	7.9	(3.8)%
Premium/total mix	56.0%	56.7%
Industry(2):
Premium	49.0	51.0	(3.8)%
Value	20.6	21.1	(2.3)%

Total domestic	69.6	72.0	(3.4)%

Premium/total mix	70.4%	70.7%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.
     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and excise taxes.
     RJR Tobacco’s net sales for the quarter ended March 31, 2011, decreased from the prior-year quarter, due to $109 million attributable to lower cigarette volume, as well as an unfavorable premium-to-value mix, partially offset by higher pricing of $144 million.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	March 31,	December 31,	Share Point	March 31,	Share Point
	2011	2010	Change	2010	Change
Growth brands:
CAMEL excluding non-filter	7.7%	8.0%	(0.2)	7.1%	0.7
PALL MALL	8.5%	8.3%	0.2	6.5%	2.0

Total growth brands	16.2%	16.2%	—	13.6%	2.7
Support brands	10.4%	10.8%	(0.3)	11.9%	(1.5)
Non-support brands	1.2%	1.3%	(0.1)	2.4%	(1.2)

Total domestic	27.9%	28.3%	(0.4)	27.9%	—

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles at 7.7 share points in the first quarter of 2011 was higher compared with the first quarter of 2010. CAMEL’s cigarette market share was favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol.
     CAMEL Snus, a smoke-free tobacco product, was launched in select outlets, nationally, in 2009 and continues to bring awareness to this new smoke-free category. CAMEL Snus introduced Frost Large pouches and a Mint style in selected lead markets in February 2011. CAMEL Snus Frost was the best-selling snus in America during the first quarter of 2011, and the new large-pouch style adds to the variety of taste options. CAMEL Snus Mint is also broadening the CAMEL Snus portfolio. These new styles follow the national introduction of two larger-pouch styles, Robust and Winterchill, in 2010.
     CAMEL Dissolvables were introduced in two new lead markets in the first quarter of 2011. RJR Tobacco has refined these products and their packaging and expects to continue to gain valuable consumer insights in these new markets.
     PALL MALL’s market share increased 2.0 share points in the first quarter of 2011 compared with the first quarter of 2010. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2011 showed a strong improvement of 2.7 share points over the same period in 2010. RJR Tobacco’s total cigarette market share has remained stable from the prior year despite the fact that RJR Tobacco has discontinued many of its non-core cigarette styles and de-emphasized low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.
Operating Income
     RJR Tobacco’s operating income for the quarter ended March 31, 2011, decreased from the prior year quarter. RJR Tobacco’s operating income was unfavorably impacted by lower cigarette volume and higher FDA user fees, partially offset by higher cigarette pricing and continued productivity gains.
     RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended March 31,
	2011	2010
State Settlement Agreements	$559	$574

Federal tobacco quota buyout	$57	$59

FDA user fees	$28	$15

     Expenses under the State Settlement Agreements are expected to be approximately $2.4 billion in 2011, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $220 million to $230 million in 2011. For additional information, see “— Litigation Affecting the

Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 8 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $110 million to $120 million in 2011. For additional information, see “— Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $43 million and $37 million for the three months ended March 31, 2011 and 2010, respectively. The increase in product liability defense costs in 2011 compared with 2010 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 8 to condensed consolidated financial statements (unaudited).
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
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 8 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 8 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2012.
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

American Snuff
Net Sales
     The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended March 31,
	2011	2010	% Change
KODIAK	11.2	12.0	(5.8)%
GRIZZLY	85.0	72.6	17.1%
Other	0.8	1.1	(30.0)%

Total moist snuff	97.0	85.7	13.2%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     American Snuff’s net sales for the three-month period ended March 31, 2011, were favorably impacted by higher moist snuff volume and pricing. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the first quarter of 2011, with gains on core styles. Shipments of KODIAK, American Snuff’s leading premium brand, were down slightly in the first quarter of 2011 due to highly competitive activity.
     American Snuff’s retail share of market of U.S. moist snuff, according to data(1) processed by A.C. Nielsen, were as follows(2):

	For the Three Months Ended
	March 31,	December 31,	Share	March 31,	Share
	2011	2010	Point Change	2010	Point Change
KODIAK	3.8%	3.8%	—	4.0%	(0.2)
GRIZZLY	27.1%	27.1%	—	25.6%	1.5
Other	0.2%	0.3%	(0.1)	0.3%	—

Total moist snuff	31.1%	31.2%	(0.1)	29.8%	1.3

(1)	Retail share of market of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data processed by A.C. Nielsen as being a precise measurement of actual market share because this data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Prior year shares have been restated to reflect current methodology.
     Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 80% of American Snuff’s revenue in the first quarter of 2011 compared with approximately 71% of American Snuff’s revenue in the first quarter of 2010. U.S. moist snuff industry shipment volume grew by approximately 4.0% in the first quarter of 2011 compared with the same period in 2010.
     The increase in GRIZZLY’s market share of moist snuff in the first quarter of 2011, from the first quarter of 2010, was due to share gains on core styles and line extensions. In the industry, pouch styles have grown market share since the fourth quarter of 2010 nearly 6%, and now account for over 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for approximately 25% of the pouch segment at March 31, 2011.

     The retail share of market of KODIAK in the first quarter of 2011 was down slightly compared with the first quarter of 2010, with share variances driven by industry growth and highly competitive activity.
Operating Income
     American Snuff’s operating income for the three months ended March 31, 2011, increased compared with the three months ended March 31, 2010, due to higher moist snuff pricing and sales volume. The increase in operating income is partially offset by the lack of earnings from Lane subsequent to its sale on February 28, 2011.
RAI Consolidated
     Interest and debt expense was $55 million for the quarter ended March 31, 2011, a decrease of $5 million from the comparable prior-year period. This decrease was primarily due to lower debt balances in 2011 as compared with 2010.
     Provision for income taxes was $172 million, for an effective rate of 32.8%, for the three months ended March 31, 2011, compared with $214 million, for an effective rate of 41.8%, for the three months ended March 31, 2010. The effective tax rate for the first three months of 2011 was favorably impacted by $22 million resulting from the reversal of tax reserves and interest related to a state statute expiration. The effective tax rate for the first three months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for the first quarter of 2010 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
     Losses from discontinued operations relates to $307 million accrued during the first quarter of 2010, to adjust previous contingency accruals, resulting from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999. RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. A comprehensive discussion of the Canadian matters is set forth in note 8 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 4 to condensed consolidated financial statements (unaudited).
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
     RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended March 31, 2011, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.
     RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.
     As of March 31, 2011, RAI held investments primarily in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).
Cash Flows
     Net cash flows from operating activities were $928 million in the first three months of 2011, compared with $840 million in the first three months of 2010. This change was driven primarily by higher pricing, lower interest payments, income tax payments and pension contributions, partially offset by lower volumes.
     Net cash flows from investing activities were $159 million in the first three months of 2011, compared with $19 million used in the first three months of 2010, primarily due to proceeds from the sale of the Lane business during the 2011 period.
     Net cash flows used in financing activities were $291 million in the first three months of 2011, compared with $265 million in the prior-year period. This increase was the result of a $0.08 per share increase in the comparable quarterly common stock dividend.
Borrowing Arrangements
     As of March 31, 2011, the principal amount of RAI’s and RJR’s outstanding long-term notes was $3.9 billion, with maturity dates ranging from 2011 to 2037. RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset, and effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. For additional information regarding RAI’s and RJR’s interest rate swap transactions, see note 2 to condensed consolidated financial statements (unaudited).
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
     At March 31, 2011, RAI had $7 million in letters of credit outstanding under the credit facility. At such date, no borrowings were outstanding, and the remaining $491 million of the credit facility was available for borrowing.

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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2011.
Dividends
     On February 16, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share. The dividends were paid on April 1, 2011, to shareholders of record as of March 10, 2011. On an annualized basis, the dividend rate is $2.12 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.
Stock Repurchases
     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, any shares of RAI common stock repurchased by RAI are cancelled at the time of repurchase. During the first three months of 2011, at a cost of $6 million, RAI purchased 162,257 shares of RAI common stock that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $44 million and $32 million for the first three months of 2011 and 2010, respectively. The increase was primarily the result of American Snuff facility expansion projects. RAI’s operating subsidiaries plan to spend an additional $160 million to $170 million for capital expenditures during the remainder of 2011. Approximately $75 million of the remaining capital expenditures for 2011 is associated with capacity expansion and FDA compliance at American Snuff. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2011.
Retirement Benefits
     RAI disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $318 million to its pension plans in 2011, of which $3 million was contributed during the first quarter of 2011.
Litigation and Settlements
     RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 8 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2011, RJR Tobacco had paid approximately $18 million since January 1, 2009, related to unfavorable smoking and health litigation judgments.
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

     In November 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 8 to condensed consolidated financial statements (unaudited), the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements” in note 8 to condensed consolidated financial statements (unaudited). The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the Non-Participating Manufacturer Adjustment. RJR Tobacco has disputed a total of $3.9 billion for the years 2003 through 2010. For more information related to this dispute, see “— Litigation Affecting the Cigarette Industry — Health Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in note 8 to condensed consolidated financial statements (unaudited).
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
     Cigarettes and other tobacco products are subject to substantial taxes in the United States. On February 4, 2009, President Obama signed into law, effective April 1, 2009, an increase of $0.62 in the excise tax per pack of cigarettes, and significant tax increases on other tobacco products, to fund expansion of the State Children’s Health Insurance Program. Under these federal tax increases:
•	the federal excise tax per pack of 20 cigarettes increased to $1.066; and

•	the federal excise tax rate for chewing tobacco increased $0.3083 per pound to $0.5033 per pound, and for snuff increased $0.925 per pound to $1.51 per pound.

     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of March 31, 2011 and December 31, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.24. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2011 legislative session. As of March 31, 2011, (1) 29 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 100% in Wisconsin; (2) 18 states had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and (3) two states imposed a unit tax on moist snuff; Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. Legislation to convert from an ad valorem to a weight-based tax on moist snuff has been introduced in several states in 2011. During the first three months of 2011, no state had adopted legislation increasing its taxes on smokeless tobacco products, but some states may adopt such increases during their 2011 legislative sessions.
     On June 22, 2009, President Obama signed into law the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.
     The following provisions of the FDA Tobacco Act took effect upon passage:
•	no charitable distribution of tobacco products;

•	prohibitions on statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA;

•	pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products; and

•	prohibition on the marketing of tobacco products in conjunction with any other class of product regulated by the FDA.
     In addition, pursuant to the FDA Tobacco Act:
•	as of September 20, 2009, tobacco manufacturers were banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

•	on February 28, 2010, all manufacturers registered with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;

•	on March 18, 2010, the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996;

•	as of April 30, 2010, manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009 (the FDA has interpreted the FDA Tobacco Act as establishing an ongoing requirement to submit health-related documents; however, the FDA has not yet established a timetable for further production);

•	as of June 22, 2010, manufacturers were required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”;

•	on November 12, 2010, the FDA issued a proposed regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising to take effect September 22, 2012; and

•	as of March 22, 2011, manufacturers were required to submit documentation to obtain FDA clearance for cigarettes and smokeless tobacco products commercially launched after February 15, 2007.

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
     A “Center for Tobacco Products, referred to as the Center,” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2011 will be approximately $120 million to $130 million.
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
     The TPSAC held meetings on three occasions in the first quarter of 2011 to discuss the impact on the use of menthol in cigarettes on the public health. At a meeting held on March 18, 2011, the TPSAC presented its final report on the use of menthol, which concluded that removal of menthol cigarettes from the marketplace would benefit public health in the United States. The FDA is not required to follow the TPSAC’s recommendations, and the agency has not yet taken any action with respect to menthol use. The FDA is expected to issue a status report on the issue in June 2011. A subcommittee of the TPSAC also met in June and July, 2010, to discuss recommendations for the development of a list of harmful and potentially harmful tobacco constituents. At a meeting held in August 2010, the subcommittee provided to the full TPSAC its recommendations and a draft initial list of harmful and potentially harmful tobacco constituents, which the TPSAC adopted. The FDA has not yet taken action on these recommendations.
     On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the United States District Court for the District of Columbia a lawsuit challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in note 8 to condensed consolidated financial statements (unaudited).
     In February 2010, RJR Tobacco received a letter, which is available on the FDA’s web site, from the Center requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to the FDA’s information request on April 1, 2010. In May 2010, the Center sent letters to various tobacco manufacturers, including RJR Tobacco, Santa Fe, American Snuff Co. and Lane, containing a document request for certain information concerning the use of menthol in cigarettes. Each of these companies responded to the FDA’s information request on August 26, 2010.
     On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see note 8 to condensed consolidated financial statements (unaudited).
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
Tobacco Buyout Legislation
     For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in note 8 to condensed consolidated financial statements (unaudited).
Other Contingencies
     For information relating to other contingencies of RAI, RJR, RJR Tobacco and American Snuff Co., see “— Other Contingencies” in note 8 to condensed consolidated financial statements (unaudited).
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
     The table below provides information, as of March 31, 2011, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
Investments:
Variable rate	$2,948	$—	$—	$—	$—	$54	$3,002	$3,002
Average interest rate	0.1%	—	—	—	—	2.4%	0.1%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$—	$450	$685	$—	$200	$2,175	$3,510	$3,951
Average interest rate(2)	—	7.3%	7.4%	—	7.3%	7.3%	7.3%	—
Variable rate	$400	$—	$—	$—	$—	$—	$400	$400

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
Average interest rate(2)	1.0%	—	—	—	—	—	1.0%	—
Swaps — fixed to floating:
Notional amount(3)	$—	$350	$—	$—	$—	$1,150	$1,500	$222
Average variable interest pay rate(2)	—	1.9%	—	—	—	1.7%	1.7%	—
Average fixed interest receive rate(2)	—	7.3%	—	—	—	7.1%	7.1%	—
Swaps — floating to fixed:
Notional amount(3)	$—	$350	$—	$—	$—	$1,150	$1,500	$(17)
Average variable interest receive rate(2)	—	1.9%	—	—	—	1.7%	1.7%	—
Average fixed interest pay rate(2)	—	3.8%	—	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of March 31, 2011, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the three months ended March 31, 2011, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no changes in RAI’s internal controls over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, RAI’s internal controls over financial reporting.
PART II—Other Information
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

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description
10.1	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2011 (incorporated by reference to Exhibit 10.28 to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.2	Form of Performance Share Agreement (three-year vesting), dated March 1, 2011, between Reynolds American Inc. and the grantee named therein.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: April 29, 2011	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)