Form 10-Q
period 2011-06-30
REYNOLDS AMERICAN INC
filed 2011-08-08
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 582,911,836 shares of common stock, par value $.0001 per share, as of July 8, 2011

INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) — Three and Six Months Ended June 30, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2011 and 2010	4
	Condensed Consolidated Balance Sheets — June 30, 2011 (Unaudited) and December 31, 2010	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	93

Item 4.	Controls and Procedures	94

Part II — Other Information
Item 1.	Legal Proceedings	94

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 6.	Exhibits	94

Signature		96
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net sales(1)	$2,128	$2,137	$4,015	$3,995
Net sales, related party	139	108	243	236

Net sales	2,267	2,245	4,258	4,231
Costs and expenses:
Cost of products sold(1)	1,215	1,183	2,276	2,253
Selling, general and administrative expenses	505	398	852	737
Amortization expense	6	6	12	13
Asset impairment and exit charges	—	38	—	38

Operating income	541	620	1,118	1,190
Interest and debt expense	55	61	110	121
Interest income	(3)	(2)	(6)	(6)
Other expense, net	—	10	—	12

Income from continuing operations before income taxes	489	551	1,014	1,063
Provision for income taxes	185	210	357	424

Income from continuing operations	304	341	657	639
Losses from discontinued operations, net of tax	—	—	—	(216)

Net income	$304	$341	$657	$423

Basic income per share:
Income from continuing operations	$0.52	$0.58	$1.13	$1.10
Losses from discontinued operations	—	—	—	(0.37)

Net income	$0.52	$0.58	$1.13	$0.73

Diluted income per share:
Income from continuing operations	$0.52	$0.58	$1.12	$1.09
Losses from discontinued operations	—	—	—	(0.37)

Net income	$0.52	$0.58	$1.12	$0.72

Dividends declared per share	$0.53	$0.45	$1.06	$0.90

(1)	Excludes excise taxes of $1,092 million and $1,132 million for the three months ended June 30, 2011 and 2010, respectively, and $2,066 and $2,149 million for the six months ended June 30, 2011 and 2010, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Cash flows from (used in) operating activities:
Net income	$657	$423
Losses from discontinued operations, net of tax	—	216
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	72	74
Asset impairment and exit charges	—	38
Deferred income tax expense	78	66
Pension and postretirement	46	(249)
Tobacco settlement	(832)	(833)
Other, net	(37)	90

Net cash flows used in operating activities	(16)	(175)

Cash flows from (used in) investing activities:
Capital expenditures	(92)	(77)
Net proceeds from sale of business	202	—
Proceeds from termination of joint venture	32	28
Other, net	5	15

Net cash flows from (used in) investing activities	147	(34)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(594)	(524)
Repayment of long-term debt	(400)	—
Other, net	(6)	—

Net cash flows used in financing activities	(1,000)	(524)

Effect of exchange rate changes on cash and cash equivalents	12	(21)

Net cash flows related to discontinued operations, net of tax benefit	—	(348)

Net change in cash and cash equivalents	(857)	(1,102)
Cash and cash equivalents at beginning of period	2,195	2,723

Cash and cash equivalents at end of period	$1,338	$1,621

Income taxes paid, net of refunds	$378	$340
Interest paid, net of capitalized interest (2011 — $2; 2010 — $2)	$105	$115
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,338	$2,195
Accounts receivable	183	118
Accounts receivable, related party	55	48
Notes receivable	34	34
Other receivables	17	10
Inventories	909	1,055
Deferred income taxes, net	950	946
Prepaid expenses and other	308	195
Assets held for sale	—	201

Total current assets	3,794	4,802
Property, plant and equipment, net of accumulated depreciation (2011 — $1,613; 2010 — $1,600)	1,025	1,002
Trademarks and other intangible assets, net of accumulated amortization (2011 — $684; 2010 — $672)	2,666	2,675
Goodwill	8,011	8,010
Other assets and deferred charges	509	589

	$16,005	$17,078

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$104	$179
Tobacco settlement accruals	1,754	2,589
Due to related party	5	4
Deferred revenue, related party	24	53
Current maturities of long-term debt	464	400
Other current liabilities	1,269	1,147

Total current liabilities	3,620	4,372
Long-term debt (less current maturities)	3,218	3,701
Deferred income taxes, net	656	518
Long-term retirement benefits (less current portion)	1,590	1,668
Other noncurrent liabilities	270	309
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2011 — 582,911,836; 2010 — 583,043,872)	—	—
Paid-in capital	8,549	8,535
Accumulated deficit	(513)	(547)
Accumulated other comprehensive loss (Defined benefit pension and postretirement plans: 2011 — $(1,371); 2010 — $(1,446), net of tax)	(1,385)	(1,478)

Total shareholders’ equity	6,651	6,510

	$16,005	$17,078

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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout; and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA, as follows:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
State Settlement Agreements expense	$647	$650	$1,222	$1,237
Federal tobacco quota buyout expense	58	61	118	122
FDA user fee expense	30	14	60	30
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months				For The Six Months
	Ended June 30,				Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$6	$8	$—	$1	$13	$15	$1	$2
Interest cost	75	79	18	19	150	159	37	40
Expected return on plan assets	(95)	(90)	(5)	(4)	(187)	(179)	(9)	(9)
Amortization of prior service cost (credit)	1	1	(7)	(6)	2	2	(14)	(12)
Amortization of net loss	35	30	8	4	70	60	15	9

Total benefit cost	$22	$28	$14	$14	$48	$57	$30	$30

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $318 million to its pension plans in 2011, of which $5 million was contributed during the first six months of 2011.
Recently Issued Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board, referred to as FASB, amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
the fair value measurement to changes in unobservable inputs. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2012, and is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.
     In June 2011, the FASB issued amended guidance, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment will not have an impact on RAI’s results of operations, cash flows or financial position.
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
     Financial assets and liabilities carried at fair value in the condensed consolidated balance sheet (unaudited) as of June 30, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$919	$—	$—	$919
Current Assets:
Interest rate swaps — fixed to floating rate	—	18	—	18
Other assets and deferred charges:
Auction rate securities	—	—	62	62
Mortgage-backed security	—	—	14	14
Marketable equity security	19	—	—	19
Assets held in grantor trusts	3	—	—	3
Interest rate swaps — fixed to floating rate	—	205	—	205
Current liabilities:
Interest rate swaps — floating to fixed rate	—	(6)	—	(6)
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(31)	—	(31)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Financial assets and liabilities carried at fair value in the consolidated balance sheet as of December 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,136	$—	$—	$2,136
Other assets and deferred charges:
Auction rate securities	—	—	61	61
Mortgage-backed security	—	—	14	14
Marketable equity security	24	—	—	24
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	227	—	227
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(22)	—	(22)
     There were no changes among the levels in the six months ended June 30, 2011.
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
     In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary impairment, RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and assumed recovery rates. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.
     The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.
     The fair value of the auction rate securities, composed of securities of certain financial insurance companies or linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors, classified as Level 3, utilized an income approach model and was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions, recovery potential and how these factors changed as ratings on the underlying collateral migrated from one level to another. Maturity dates for the auction rate securities begin in 2017.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.
     RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of June 30, 2011.
     Financial assets classified as Level 3 investments were as follows:

	June 30, 2011			December 31, 2010
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	(Loss)(1)	Fair Value	Cost	(Loss)(1)	Fair Value
Auction rate securities	$99	$(37)	$62	$99	$(38)	$61
Mortgage-backed security	26	(12)	14	27	(13)	14

	$125	$(49)	$76	$126	$(51)	$75

(1) Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.
     The changes in the Level 3 investments during the six months ended June 30, 2011, were as follows:

	Auction Rate Securities
		Gross
		Unrealized	Estimated
	Cost	(Loss)	Fair Value
Balance as of January 1, 2011	$99	$(38)	$61
Unrealized gains	—	1	1

Balance as of June 30, 2011	$99	$(37)	$62

	Mortgage-Backed Security
		Gross
		Unrealized	Estimated
	Cost	(Loss)	Fair Value
Balance as of January 1, 2011	$27	$(13)	$14
Unrealized gains	—	1	1
Redemptions	(1)	—	(1)

Balance as of June 30, 2011	$26	$(12)	$14

Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes, in the aggregate, was $4.0 billion and $4.3 billion with an effective average annual interest rate of approximately 5.9% and 5.4%, as of June 30, 2011 and December 31, 2010, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset. These interest rate swaps effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. At June 30, 2011, RAI and RJR had no derivative instruments designated as hedges.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     As of June 30, 2011, a summary of interest rate swaps outstanding was as follows:

	Fixed to Floating	Floating to Fixed
Pay	Floating based on one and six month LIBOR	4.0% fixed
Receive	7.1% fixed	Floating based on one and six month LIBOR
Weighted average maturity	4.48 years	4.48 years
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest and debt expense	$(13)	$(12)	$(25)	$(24)
Other expense, net	1	5	1	5
Credit Risk
     RAI and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major financial institutions.
Note 3 — Intangible Assets
     An insignificant change to the carrying amount of goodwill during the six months ended June 30, 2011, was due to foreign exchange rate fluctuations.
     The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

			American
	RJR Tobacco		Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2010	$11	$54	$18	$—	$—	$29	$54
Amortization	(3)	(8)	(1)	—	—	(4)	(8)

Balance as of June 30, 2011	$8	$46	$17	$—	$—	$25	$46

Indefinite-lived:
Balance as of December 31, 2010	$1,152	$99	$1,136	$155	$50	$2,443	$149
Foreign currency translation	—	—	—	—	3	—	3

Balance as of June 30, 2011	$1,152	$99	$1,136	$155	$53	$2,443	$152

     Details of intangible assets as of June 30, 2011, were as follows:

		Accumulated
	Gross	Amortization	Net
Finite-lived:
Contract manufacturing agreements	$151	$105	$46
Trademarks	101	76	25
Indefinite-lived	3,098	503	2,595

	$3,350	$684	$2,666

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2011	11
2012	22
2013	17
2014	10
2015	1
Thereafter	10

$71

Note 4 — Asset Impairment and Exit Charges
     On May 28, 2010, RAI announced that its operating companies were taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina is expected to close by the end of 2011, and a factory in Yabucoa, Puerto Rico has closed. Production from those facilities transferring to RJR Tobacco’s facility in Tobaccoville, North Carolina is expected to be completed in 2011. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees received severance benefits. In connection with these actions, during the three months ended June 30, 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that was paid during 2010.
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
     In addition to the $91 million liability previously accrued by RJR, an adjustment to reflect the impact of the separate RJR Tobacco settlement to resolve civil claims and the separate Northern Brands plea agreement, in the aggregate amount of $307 million, or $216 million after tax, was recorded during the first quarter of 2010.
     This accrual adjustment was included in losses from discontinued operations in the condensed consolidated statement of income (unaudited) for the six months ended June 30, 2010. Of the aggregate accrual adjustments of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
$307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations, and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit of $46 million as of June 30, 2010, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the six months ended June 30, 2010. The remaining tax benefits were realized during the third and fourth quarters of 2010.
Note 6 — Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Income from continuing operations	$304	$341	$657	$639
Losses from discontinued operations	—	—		(216)

Net income	$304	$341	$657	$423

Basic weighted average shares, in thousands	582,902	583,016	582,953	582,940
Effect of dilutive potential shares:
Stock units	2,972	1,549	2,808	1,512

Diluted weighted average shares, in thousands	585,874	584,565	585,761	584,452

     The basic income per share calculations include any restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, during the vesting period, as the shares were determined to be participating securities because they had non-forfeitable dividend rights equivalent to common shares.
Note 7 — Inventories
     The major components of inventories were as follows:

	June 30, 2011	December 31, 2010
Leaf tobacco	$822	$997
Other raw materials	46	44
Work in process	60	64
Finished products	143	122
Other	27	25

Total	1,098	1,252
Less LIFO allowance	189	197

	$909	$1,055

     RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.
Note 8 — Income Taxes
     The provision for income taxes from continuing operations was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Provision for income taxes from continuing operations	$185	$210	$357	$424
Effective tax rate	37.9%	38.2%	35.2%	40.0%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The effective tax rate for the first six months of 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for the first six months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first six months of 2011 and 2010 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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
     Except for a $139 million accrual related to an unfavorable judgment in Scott v. American Tobacco Co., a smoking cessation class action, described below, no liability for pending smoking and health tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2011.
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
     The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR Tobacco or its affiliates and indemnitees. Although RJR Tobacco and certain of its affiliates and indemnitees continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as Native American tribes and foreign governments, the vast majority of such cases have been dismissed on legal grounds. RJR Tobacco and its affiliates, including RAI, believe that the same legal principles that have resulted in dismissal of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.
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
     RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation. A discussion of the Canadian matters is set forth below under “— Other Litigation and Developments — Claims for Indemnification,” and additional details regarding the settlement are set forth in note 5.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2011.
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
     During the second quarter of 2011, 37 tobacco-related cases were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2011, there were 219 cases pending against RJR Tobacco or its affiliates or indemnitees: 208 in the United States; 10 in Canada and one in Israel, as compared with 184 total cases on June 30, 2010. The U.S. case number does not include the 600 individual smoker cases pending in West Virginia state court as a consolidated action, 6,631 Engle Progeny cases (as hereinafter defined), involving approximately 7,963 individual plaintiffs, and 2,588 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on June 30, 2011, 24 are pending in federal court, 184 in state court, primarily in the following states: Maryland (53 cases); Florida (31 cases); Missouri (20 cases); New York (17 cases); Louisiana (13 cases); and California (10 cases).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of June 30, 2011, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of March 31, 2011, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed with the SEC on April 29, 2011, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	March 31, 2011	Page
Case Type	of June 30, 2011	Increase/(Decrease)	Reference
Individual Smoking and Health	139	23	25
West Virginia IPIC (Number of Plaintiffs)*	1(600)	No Change	26
Engle Progeny (Number of Plaintiffs)**	6,631 (7,963)	-636 (-659)	27
Broin II	2,588	(-1)	34
Class-Action	15	No Change	35
Health-Care Cost Recovery	3	No Change	39
State Settlement Agreements-Enforcement and Validity; Adjustments	33	(-1)	45
Antitrust	1	No Change	49
Other Litigation and Developments	17	3	49

*	Includes as one case the 600 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. Plaintiffs’ counsel are attempting to include multiple plaintiffs in most of the cases filed. The number of cases may decrease as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.
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
     Individual Engle Progeny cases are pending in both federal and state court in Florida. As of June 30, 2011, 3,289 cases were pending in federal court, and 3,342 cases were pending in state court. These cases include approximately 7,963 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases and multi-plaintiff federal cases being dismissed or consolidated. In addition, as of June 30, 2011, RJR Tobacco was aware of 29 additional cases that had been filed but not served (with 302 plaintiffs). While there has been activity in several cases pending in federal court, only one has been scheduled for trial — Burr v. Philip Morris, USA. Fifty trials have occurred in Florida state court since 2009, and numerous state court trials are scheduled for the remainder of 2011.
     As Engle Progeny litigation has progressed, the federal and state courts have adopted different rules to govern those cases. For example, in Bernice Brown v. R. J. Reynolds Tobacco Co., the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, held that the preserved Engle findings establish only those issues “actually adjudicated” in the Engle class trial. In other words, based on the decision in Bernice Brown, the Engle findings would not prevent RJR Tobacco and other defendants from raising issues and defenses that were not, or may not have been, resolved against them in Engle. The court further held that an Engle Progeny plaintiff bears the burden of showing, to a “reasonable degree of certainty,” that any issue the plaintiff seeks to treat as established in his favor was, in fact, actually raised and resolved in Engle. The court held that these standards were required by Florida preclusion law, and it reserved judgment on the question of whether the same standards were also required by the Due Process Clause of the U. S. Constitution. Prior to the Eleventh Circuit decision in Bernice Brown, three federal district court judges (including the judge in Bernice Brown) concluded that any broader use of the preserved Engle findings would violate both Florida preclusion law and federal due process.
     The state courts in Florida, however, have taken an entirely different approach. In Martin v. R. J. Reynolds Tobacco Co., the First District Court of Appeal, referred to as First DCA, held that the Engle findings establish not only facts that were “actually adjudicated” in favor of the class in Engle, but also all facts that could have been decided in favor of the class. The court in Martin thus held that, “no matter the wording of the findings” in Engle, individual Engle Progeny plaintiffs need not “demonstrate the relevance of the findings to their lawsuits” in order to prevent litigation on otherwise contested issues of misconduct. The court in Martin expressly disagreed with the Eleventh Circuit decision in Bernice Brown on this point. To date, Martin and Bernice Brown are the only precedential appellate decisions to address the proper use of the Engle findings in this litigation.
     The Florida Supreme Court and the First DCA have refused to address the due process argument. The First DCA in Martin did not mention due process, despite it being one of RJR Tobacco’s central contentions on appeal. Moreover, in three subsequent Engle Progeny individual case appeals, the First DCA refused to issue any opinion; instead, it affirmed the plaintiffs’ verdicts by per curiam orders citing Martin with no explanation. The First DCA has twice refused to certify the question of the proper use of the Engle findings as one of exceptional importance warranting review by the Florida Supreme Court, even though that question affects every Engle Progeny case and notwithstanding the explicit disagreement between the state and federal courts on this issue. Moreover, on July 19, 2011, the Florida Supreme Court refused to exercise its discretionary jurisdiction to review Martin and issued summary denial of petitions in three other Engle Progeny cases — Campbell, Gray and Hall, which are discussed specifically below in “— Engle and Engle Progeny Cases.” Under state procedural law, Florida trial courts statewide are bound to follow Martin unless and until another DCA rules to the contrary, and the trial courts have done so in dozens of cases. To date, no other DCA has addressed the issues on which the Martin and Bernice Brown courts were divided, but RJR Tobacco has pending appeals presenting these issues in the Second DCA and the Fourth DCA. RJR Tobacco intends to seek review of its due process claims in the U.S. Supreme Court, referred to as USSC, in Martin, as well as in Campbell, Gray and Hall.

     The following chart reflects the verdicts in the individual Engle Progeny cases that have been tried and remain pending as of June 30, 2011, in which a verdict has been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both. It does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

		Compensatory
	RJR Tobacco	Damages (as
Plaintiff Case Name	Allocation of Fault	adjusted)	Punitive Damages	Appeal Status
Sherman	50%	$775,000	$—	Pending - Fourth DCA
Brown	50%	600,000	—	Pending - Fourth DCA
Martin	66%	3,300,000	25,000,000	USSC petition to be filed
Campbell	39%	3,040,000	—	USSC petition to be filed
Gray	60%	4,200,000	2,000,000	USSC petition to be filed
Douglas	5%	250,000	—	Pending - Second DCA
Hall	65%	3,250,000	12,500,000	USSC petition to be filed
Cohen	33.3%	3,300,000	10,000,000	Pending - Fourth DCA
Clay	60%	2,100,000	17,000,000	Pending - First DCA
Townsend	51%	5,500,000	40,800,000	Pending - First DCA
Putney	30%	4,500,000	2,500,000	Pending - Fourth DCA
Grossman	25%	483,000	—	Pending - Fourth DCA
Buonomo	77.5%	4,060,000	15,700,000	Pending - Fourth DCA
Alexander	51%	1,275,000	2,500,000	Pending - Fourth DCA
Piendle	27.5%	1,100,000	180,000	Pending - Fourth DCA
Koballa	30%	300,000	—	Post-trial motions pending***
Webb	90%	7,200,000	72,000,000	Pending - First DCA
Kirkland	10%	10,000	250,000	Pending - Second DCA
Huish	25%	188,000	1,500,000	Pending - First DCA
Mack	51%	510,000	—	Pending - First DCA
Andy Allen	45%	2,700,000	17,000,000	Post-trial motions pending**
Jewett	20%	219,000	—	Pending - First DCA
Reese	30%	1,100,000	—	Post-trial motions pending**
Soffer	40%	2,000,000	—	Pending - First DCA
Ciccone	30%	1,000,000	50,000	Post-trial motions pending**

Totals		$52,960,000	$218,980,000

*	Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s).

**	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the DCA in which the cases are pending.

***	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.
     As of June 30, 2011, jury verdicts in favor of the Engle Progeny plaintiffs have been entered against RJR Tobacco in the total amount of $52.96 million in compensatory damages (as adjusted) and $218.98 million in punitive damages, for a total of $271.94 million. All of these verdicts are at various stages in the appellate process. No liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s consolidated balance sheet (unaudited) as of June 30, 2011. RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. RJR Tobacco will petition the USSC to review its due process claims in the Martin, Campbell, Gray and Hall cases, and additionally in other cases. Should RJR Tobacco not prevail in any individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.
     This recognition of Engle Progeny cases as of June 30, 2011, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. Nonetheless, RJR Tobacco is continuing to evaluate the impact of these recent developments on the probability of an adverse judgment in an individual Engle Progeny case.
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. In April 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants were required to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. In September 2010, the defendants’ application for writ of certiorari with the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. The U.S. Supreme Court also granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011.
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
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will face an increased number of tobacco-related trials in 2011 compared to recent years. There are 9 cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2011 through June 30, 2012, for RJR Tobacco or its affiliates and indemnitees: West Virginia IPIC, five individual smoking and health cases and three other non-smoking and health cases. There are 62 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through June 30, 2012, but it is not known how many of these cases will actually be tried.
     Trial Results. From January 1, 2008 through June 30, 2011, 55 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 30 cases, including 16 mistrials, tried in Florida (26), Missouri (2) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 23 cases tried in Florida and one in Connecticut. One case in Florida was dismissed during trial.
     In the second quarter of 2011, six Engle Progeny cases in which RJR Tobacco was a defendant were tried:
•	In Betty Allen v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a verdict.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In Andy Allen v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault, and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant.

•	In Marraffino v. R. J. Reynolds Tobacco Co., the court declared a mistrial during opening statements.

•	In Jewett v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault, and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages.

•	In Reese v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages.

•	In Soffer v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault and the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages.
In addition, since the end of the second quarter of 2011, jurors returned a verdict in two other Engle Progeny cases:
•	In Ciccone v. R. J. Reynolds Tobacco Co., the jury returned a verdict finding that the plaintiff is an Engle class member. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault.

•	In Weingart v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, however they refused to award compensatory or punitive damages and found the plaintiff to be 91% at fault.
     For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.
     In the second quarter of 2011, one non-Engle Progeny individual smoking and health case in which RJR Tobacco was a defendant was tried. In Hargroves v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco.
     In the second quarter of 2011, a verdict was entered in a health-care cost recovery case. In April 2011, in City of St. Louis v. American Tobacco Co., Inc., the jury returned a verdict in favor of all defendants. For a detailed description of the case, see “— Health-Care Cost Recovery Cases — Hospital Cases” below.
     The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of June 30, 2011, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $483,682. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 22, 2011	Huish v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$750,000 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $187,500; $1.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

April 26, 2011	Andy Allen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$6 million in compensatory damages; 45% of fault assigned to RJR Tobacco, which reduced the award to $2.7 million; $17 million in punitive damages against each defendant awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Jewett v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $218,600. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of				Cross-Reference to
Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 20, 2011	Reese v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County, (Miami, FL)	$3.6 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

June 16, 2011	Soffer v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $2 million; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

July 15, 2011	Ciccone v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$3.2 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1 million; $50,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.
Individual Smoking and Health Cases
     As of June 30, 2011, 139 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 136 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to June 30, 2011, or remained on appeal as of June 30, 2011.
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
     On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to cease smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 9, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. In June 2004, the parties’ post-trial motions were denied by the trial

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
judge, except that the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. The plaintiff stipulated to the reduction in punitive damages in January 2005. Defendants filed a notice of appeal of the orders on post-trial motions in January 2005. In July 2006, the Appellate Division, New York Supreme Court, Second Department, directed that the plaintiffs’ claims for design defect be dismissed, but otherwise affirmed the orders denying defendants’ post-trial motions. Following remand from this appellate decision, the plaintiff withdrew her request for additur of the compensatory damages, and in December 2006, the trial judge granted this request, and reinstated the original $350,000 compensatory jury verdict.
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
     On May 19, 2011, a jury returned a verdict in favor of RJR Tobacco in Hargroves v. R. J. Reynolds Tobacco Co., a case filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered, and the plaintiff filed a motion for a new trial. At a hearing in June 2011, the court denied the plaintiff’s motion. The deadline for the plaintiff to file a notice of appeal is August 4, 2011.
West Virginia IPIC
     In West Virginia, as of June 30, 2011, approximately 600 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The Court has now moved the case to Ohio County (Wheeling) with a new Phase I trial to commence October 17, 2011.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Pursuant to the Florida Supreme Court’s July 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of June 30, 2011, RJR Tobacco had been served in 6,631 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 7,963 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial.
     Three federal district courts ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings, in Bernice Brown v. R. J. Reynolds Tobacco Co. and Burr v. Philip Morris USA, Inc., were certified by the trial court for interlocutory review. In July 2010, the Court of Appeals for the Eleventh Circuit held, as a matter of Florida law, that the findings from the first phase of the Engle proceedings cannot be given greater effect than what the Engle jury found. Because it rejected plaintiffs’ approach on state-law grounds, the court did not find it necessary to consider whether that approach would violate the Due Process Clause of the U.S. Constitution.
     On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court. Under state procedural law, Florida trial courts statewide are bound to follow Martin unless and until another DCA rules to the contrary, and Martin likely supersedes the Eleventh Circuit’s interpretation of state law even in the federal cases. As a result, the defendants have asked the federal district courts in Jacksonville and Tampa to rule on their constitutional due process objection to the use of the Engle findings to satisfy elements of plaintiffs’ claims. The federal district court in Jacksonville has scheduled a hearing for September 7, 2011, to further address the use of the findings and defendants’ due process challenge.
     In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May, 2011, Florida removed the provision that allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. The Alachua County court upheld the bond cap in three of those cases. The plaintiffs have appealed to the First DCA. Argument in the fourth case took place in a trial court in Escambia County in January 2011; in that case, Clay v. R. J. Reynolds Tobacco Co., the trial court upheld the bond cap. The First DCA affirmed the trial court’s decision on April 12, 2011. The First DCA issued a written opinion in Hall v. R. J. Reynolds Tobacco Co., on July 12, 2011, explaining why the statute is constitutional. The court also stated that the issues are likely to continue until they are definitively resolved by the Florida Supreme Court. As a result, the court certified to the Florida Supreme Court the question of whether the bond cap violates the Florida Constitution by limiting the amount of the bond necessary to obtain an automatic stay of the judgment against a signatory to the tobacco settlement agreement with the State of Florida.
     Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to June 30, 2011, or remained on appeal as of June 30, 2011.
     On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth District Court of Appeal, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. Oral argument occurred on May 10, 2011. A decision is pending.

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
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First District Court of Appeal. In October 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First District Court of Appeal affirmed the final judgment in December 2010. RJR Tobacco asked the Florida Supreme Court to accept jurisdiction and review the decision of the First District. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision. RJR Tobacco has 90 days to file a writ of certiorari with the U.S. Supreme Court. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million in January 2010. In March 2011, the Florida First District Court of Appeal affirmed the trial court’s decision based on its prior ruling in Martin. RJR Tobacco moved the First District Court of Appeal to certify the case as one of great public importance, which is the first step in seeking review by the Florida Supreme Court, but the court denied the motion. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco has 90 days to file a writ of certiorari with the U.S. Supreme Court.
     On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of compensatory and punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. In July 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. In June 2011, the First District Court of Appeal affirmed per curiam the trial court’s order. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. On July 20, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco has 90 days to file a writ of certiorari with the U.S. Supreme Court. RJR Tobacco posted a supersedeas bond in the amount of $6.2 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court.
     On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the decedent, Laura Grossman’s, addiction to cigarettes, she developed lung

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million in May 2010. The plaintiff filed a notice of cross appeal. In May 2011, the First District Court of Appeal affirmed per curiam the trial court’s decision. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco has 90 days to file a writ of certiorari with the U.S. Supreme Court. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. Briefing is complete. A decision is pending.
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
     In Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the court declared a mistrial on May 14, 2010, due to the inability to seat a jury. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. In October 2010, the jury returned a verdict in favor of the defendants. The plaintiff’s post-trial motions were denied and final judgment was entered in February 2011. The plaintiff has filed a notice of appeal, and the defendants have filed a cross-appeal. Briefing is underway.
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
     On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the defendant to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants have filed a notice of appeal. In February 2011, RJR Tobacco posted a supersedeas bond in the amount of $1.28 million. Briefing is underway.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal. Briefing is underway.
     On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. Post-trial motions have been filed and RJR Tobacco included a request to enter judgment in favor of RJR Tobacco. A hearing on post-trial motions occurred on August 1, 2011. A decision is pending. Should the post-trial motions be denied, RJR Tobacco will file a notice of appeal.
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
     On January 5, 2011, in Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Retrial is scheduled to begin on November 28, 2011.
     On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The case was filed in January 2008, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases. The plaintiff’s post-trial motions were denied, and final judgment was entered in March 2011. The plaintiff filed a notice of appeal on April 12, 2011. RJR Tobacco filed a motion to dismiss the appeal as premature due to the trial court not ruling on RJR Tobacco’s post-trial motions. The motion to dismiss the appeal was denied, however, the appellate court relinquished jurisdiction for 45 days to allow the trial court to address the outstanding post-trial motions. RJR Tobacco’s post-trial motions were denied in July 2011. RJR Tobacco filed a notice of cross-appeal and posted a supersedeas bond in the amount of $260,000. Briefing is underway.
     On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. Post-trial motions were denied, and the defendants filed a notice of appeal and posted a supersedeas bond in the amount of $1.69 million. Briefing is underway.
     On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. Post-trial motions were denied, and final judgment was entered in April 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $510,000 in May 2011. Briefing is underway.
     On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. Final judgment was entered, and the plaintiff’s motion for a new trial was denied. The plaintiff filed a notice of appeal and the defendants filed a notice of cross-appeal in June 2011. Briefing is underway.
     On April 4, 2011, in Weick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent, Richard Weick, developed lung cancer and later died. The court entered final judgment in April 2011. The deadline for the plaintiff to file an appeal has passed.
     On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The case was filed in December 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants have filed an appeal.
     On April 19, 2011, in Betty Allen v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the jury’s inability to reach a verdict. The case was filed in December 2007, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that the decedent, Herman Allen, was addicted to cigarettes, and as a result, suffered from lung cancer. A new trial date has not been scheduled.
     On April 20, 2011, in Marraffino v. R. J. Reynolds Tobacco Co., the court declared a mistrial during opening statements. The case was filed in November 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleges that the decedent, Phyllis Talenfeld, was addicted to cigarettes, and as a result, developed one or more smoking-related diseases. A new trial date has not been scheduled.
     On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The case was filed in September 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. Post-trial motions are currently pending. Should the post-trial motions be denied, RJR Tobacco will file a notice of appeal.
     On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The case was filed in September 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. Post-trial motions are currently pending. Should the post-trial motions be denied, RJR Tobacco will file a notice of appeal.
     On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
disease, emphysema and respiratory failure. The defendants’ post-trial motions were denied in May  2011 and July 2011. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $218,600. Briefing is underway.
     On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases. Post-trial motions were denied. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal in July 2011. RJR Tobacco filed a notice of cross-appeal and posted a supersedeas bond in the amount of $2 million. Briefing is underway.
     On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., the jury returned a verdict finding the plaintiff is a member of the Engle class. The case was filed in August 2004, in the Circuit Court, Broward County, Florida. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault. Post-trial motions are currently pending. Should the post-trial motions be denied, RJR Tobacco will file a notice of appeal.
     On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the plaintiff to be 91% at fault. The case was filed in November 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent, Claire Weingart, developed lung cancer and other smoking related diseases and/or medical conditions. The plaintiff will likely file post-trial motions.
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
     As of June 30, 2011, there were 2,588 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Class-Action Suits
     Overview. As of June 30, 2011, 15 class-action cases, exclusive of one antitrust class action, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, New Mexico and Arizona. All pending class-action cases are discussed below.
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
     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., discussed below under “ — ‘Lights’ Cases,” both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.
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
     In December 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. In April 2010, the court of appeals amended but largely affirmed the trial court’s July 2008 judgment and ordered the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ motion for rehearing was denied. In September 2010, the defendants’ application for writ of certiorari or review and their emergency motion to stay execution of judgment with the Louisiana Supreme Court were denied. In September 2010, the U.S. Supreme Court granted the defendant’s motion to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court in December 2010. The court denied the petition on June 27, 2011. RJR Tobacco accrued $139 million, the portions of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint, and discovery is underway. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. The plaintiffs’ motion for reconsideration was denied. The court tentatively granted the plaintiffs’ motion to amend the complaint by adding new class representatives and denied the defendants’ motion to dismiss.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. On May 5, 2011, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time. There is currently no activity in the case.
     In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case in May 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. In July 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In February 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which in December 2007, reversed the judgment and remanded the case to the District Court. In January 2009, the Minnesota Supreme Court issued an order vacating the February 2008 order that granted RJR Tobacco’s petition for review. In July 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case, and in Thompson until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.
     In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In October 2007, the U.S. District Court remanded the case to state district court. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery. The parties are engaged in class certification discovery. In July 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case, and in Dahl above until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, nondisclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. Discovery is underway. The case was referred to mediation in May 2011 to determine whether the case might be suitable for mediation. A decision is pending.
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
     Other Class Actions. In Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “ — Medical Monitoring and Smoking Cessation Case.”
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
     As of June 30, 2011, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     RJR Tobacco, B&W and the Department of Justice filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion to vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011.
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
•	British Columbia - In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. In February 2010, the trial date was adjourned, and no new date has been set.

•	New Brunswick - In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2006, which is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
British Columbia action described above based on analogous theories of liability. In June 2008, RJR Tobacco and its affiliate filed notices of intent to defend and have since filed defenses to these claims.

•	Ontario - In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Ontario court. A decision is pending.

•	Newfoundland and Labrador - In February 2011, a case was filed on behalf of the Province of Newfoundland and Labrador, Canada, hereinafter Newfoundland, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the General Trial Division of the Supreme Court of Newfoundland and Labrador. The claim is brought pursuant to legislation passed in Newfoundland in 2001 and proclaimed in February 2011, which is substantially similar to the revised British Columbia statute described above. In this action, the Newfoundland government seeks to recover essentially the same types of damages that are being sought in the British Columbia, New Brunswick and Ontario actions described above based on analogous theories of liability. Service on RJR Tobacco and one of its affiliates was effected in March 2011.

•	Israel - In September 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Native American Tribe Cases. As of June 30, 2011, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
     Hospital Cases. As of June 30, 2011, no cases brought by hospitals were pending against cigarette manufacturers, including RJR Tobacco and B&W. In City of St. Louis v. American Tobacco Co., Inc., filed in November 1998, in the Circuit Court of the City of St. Louis, Missouri, hospitals sought recovery of uncompensated, unreimbursed health-care costs expended or to be expended on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes. In June 2005, the court granted the defendants’ motion for summary judgment as to claims for damages which accrued prior to November 16, 1993. In June 2010, the court granted the defendants’ motions for summary judgment on failure to warn claims, negligent omission claims, and all related targeting marketing claims and allegations based on federal preemption. In September 2010, the court granted the defendants’ motion for summary judgment on plaintiffs’ claims concerning ETS and plaintiffs’ claims for damages based on the loss of use of monies prior to judgment. In October 2010, the court granted the defendants’ motions for summary judgment on misrepresentation, concealment and omission. The remaining motions for summary judgment were denied. On April 29, 2011, the jury returned a verdict in favor of all defendants. Final judgment was entered on June 10, 2011. The parties agreed that the plaintiffs would waive all rights to appeal, including the right to file any post-trial motions, and each party would bear its own costs. All interlocutory and/or outstanding issues in the case were merged into the judgment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Other Cases
     In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. The parties finished briefing their respective cross-motions for summary judgment in December 2009, and in January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. Oral argument occurred July 27, 2011.
     On February 25, 2011, RJR Tobacco, Lorillard Inc., and Lorillard Tobacco Company jointly filed a lawsuit, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The defendants filed a motion to dismiss in April 2011.
     For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.
     Finally, RJR Tobacco and others brought suit against the City of Worcester, Massachusetts to enjoin enforcement of an ordinance prohibiting all outdoor advertising of tobacco products and any indoor advertising that is visible from the street. The suit, National Association of Tobacco Outlets, Inc. v. City of Worcester, was filed in the U.S. District Court for the Central Division of Massachusetts on June 17, 2011. The City and the other defendants agreed to stay enforcement of the ordinance until after a ruling on the plaintiffs’ motion for preliminary injunction.
State Settlement Agreements-Enforcement and Validity; Adjustments
     As of June 30, 2011, there were 33 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
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
     In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the state that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. A hearing on B&W’s motion for summary judgment and the State’s motion to enforce the settlement agreement on the Star Tobacco contract manufacturing issue was held on July 25, 2011.
      In addition, in February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. A hearing on RJR Tobacco’s motion for summary judgment on certain of these issues was held on July 25, 2011.
     In May 2006, the State of Florida filed a motion, in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, to enforce the Settlement Agreement, for an Accounting by Brown & Williamson Holdings, Inc., and for an Order of Contempt, raising substantially the same issues as raised by the Mississippi Attorney General and seeking approximately $12.4 million in additional payments under the Florida Settlement Agreement, as well as $17.0 million in interest payments. This matter is currently in the discovery phase.
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
     Six of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court declined to review the decision by the Court of Appeals. The case was settled in the second quarter of 2011 for a non-material amount.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State petitioned the Ohio Supreme Court for review, and that petition was denied.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals affirmed the judgment

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. Oral argument will occur in October 2011. Briefing is underway.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco appealed. In August 2010, the Pennsylvania Court of Appeals reversed the trial court on both claims. The Commonwealth filed a motion for reargument, which was denied in October 2010. In November 2010, the Commonwealth filed a petition for leave to appeal, which was denied in April 2011.

•	In Illinois, RJR Tobacco received a complete defense ruling. The State requested reconsideration of the court’s ruling, and the court reaffirmed its ruling in favor of RJR Tobacco. The State filed an appeal. On June 30, 2011, the appellate court affirmed in part and reversed in part and remanded the case to the trial court to determine the State’s attorneys’ fees and costs. The appellate court reversed the ruling that found that RJR Tobacco did not use some images that were cartoons under the consent decree in its advertisement in Rolling Stone. The appellate court affirmed the ruling that RJR Tobacco did not “cause” Rolling Stone to “use” cartoons in the editorial portion of the gatefold and affirmed the ruling that the State was not entitled to any monetary sanctions for violating the consent decree. RJR Tobacco is presently evaluating its options.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of June 30, 2011, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute.
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
     Other NPM Adjustment Claims. From 2006 to 2008, proceedings were initiated with respect to an NPM Adjustment for 2004, 2005 and 2006. The Adjustment Requirements were satisfied with respect to the NPM Adjustment for each of 2004, 2005 and 2006. As a result:
•	in April 2007, RJR Tobacco placed approximately $561 million of its 2007 MSA payment (representing its share of the 2004 NPM Adjustment as calculated by the MSA independent auditor), and in April 2008, placed approximately $431 million of its 2008 MSA payment (representing its share of the 2005 NPM Adjustment as calculated by the independent auditor, net of certain slight adjustments to reflect revised independent auditor calculations of RJR Tobacco’s share of the 2003 and 2004 NPM Adjustments) into the disputed payments account. In 2009 and 2010, revised independent auditor calculations resulted in increases in RJR Tobacco’s 2005 NPM Adjustment, bringing the total amount of the adjustment to approximately $445 million; and

•	in April 2009, RJR Tobacco retained approximately $406.5 million of its 2009 MSA payment to reflect its share of the 2006 NPM Adjustment as calculated by the independent auditor. Based on revised calculations by the MSA independent auditor, in April 2010, RJR Tobacco withheld an additional amount, bringing the total amount withheld with respect to the 2006 NPM Adjustment to approximately $420 million. Again based on revised calculations by the MSA independent auditor, in April 2011, RJR Tobacco paid approximately $1 million extra to account for a downward adjustment in its share of the 2006 NPM Adjustment.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The table below summarizes the information discussed above with respect to the disputed portions of RJR Tobacco’s MSA payment obligations from 2003 through 2008 — the years as to which the Adjustment Requirements have been met:

Year for which NPM Adjustment Calculated	2003	2004	2005	2006	2007	2008
Year in which deduction from NPM may be taken	2006	2007	2008	2009	2010	2011

RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$615	$562	$445	$419	$447	$477
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
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of June 30, 2011, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in Kansas.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Inc., referred to as RJR-MI, which led to the termination of his severance agreement. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI requested indemnification for any damages arising out of the matters described below:
•	JTI sought indemnification for criminal charges filed by the RCMP in the Province of Ontario alleging fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine-cut tobacco against the following: JTI Macdonald Corp., referred to as JTI-MC, Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co., Puerto Rico, referred to as RJR-PR and eight individuals associated with RJR-MI and/or RJR-TI during the period of January 1, 1991, through December 31, 1996. These claims were resolved with respect to Canadian governmental entities when, on April 13, 2010, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, under which Northern Brands pled guilty to a one-count violation of the Canadian Criminal Code for conspiring to aid other persons to sell and be in possession of tobacco products that were not packaged and stamped in conformity with the Canadian Excise Act during the period February 18, 1993 through December 31, 1996. That plea was accepted and resulted in Northern Brands being required to pay a CAD $75 million fine, which fine was paid on April 13, 2010. Further, and through a Settlement Agreement and Mutual Release between RJR and JTI dated as of April 13, 2010, referred to as the SA-MR, the parties resolved, by mutual release, JTI’s request for indemnification of the claims referenced above by, among other things, (1) RJR Tobacco agreeing to give up its reservation of rights with respect to all moneys already advanced to JTI for certain attorneys’ fees, expenses and costs in the criminal proceedings and to pay for any additional fees, expenses and costs of like kind incurred in those proceedings up to a specified date; (2) JTI agreeing to pay for all (i) Canadian Goods and Services Taxes incurred to date, and (ii) such taxes incurred in the future in connection with the foregoing attorney services already provided or to be provided in the criminal proceedings; (3) the parties agreeing to split evenly the payment of certain other attorneys’ fees already incurred in connection with the Canadian matters; and (4) the parties resolving other issues related to these matters.

•	JTI also sought indemnification relating to the following civil claims: (1) a Statement of Claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada against, among others, JTI and a number of its affiliates, seeking to recover taxes and duties allegedly not paid as a result of cigarette smuggling and related activities; and (2) a tax assessment against JTI-MC by the Quebec Ministry of Revenue for the period from January 1, 1990, through December 31, 1998, for alleged unpaid duties, penalties, and interest resulting from cigarette smuggling and related activities. Following the tax assessment by the Quebec Ministry of Revenue, JTI-MC sought protection under the Companies’ Creditor Arrangement Act in the Ontario Superior Court of Justice, which proceedings are referred to as the CCAA Proceedings. In the CCAA Proceedings, Canada and the Provinces of Ontario, New Brunswick, Quebec, British Columbia, Nova Scotia, Prince Edward Island, and Manitoba submitted civil claims relating to the movement of contraband tobacco products in Canada for the period before 2000. These claims were resolved with respect to the governmental entities when, effective April 13, 2010, RJR Tobacco entered into the Comprehensive Agreement with the Canadian federal, provincial and territorial governments. The Comprehensive Agreement covers all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the governments have asserted or could assert against RJR Tobacco and its affiliates. Pursuant to the Comprehensive Agreement, RJR Tobacco has paid the governments a total of CAD $325 million. Should RJR Tobacco or its affiliates decide in the future to sell tobacco products in Canada, they have also agreed to adopt packaging, marking and other measures that will assist the Canadian governments in their efforts to combat the movement of contraband tobacco products in Canada. Further, and pursuant to the SA-MR, JTI’s indemnification claims with respect to the matters described in this paragraph also have been resolved by mutual release.

•	In a letter dated March 31, 2006, counsel for JTI stated that JTI would be seeking indemnification under the 1999 Purchase Agreement for any damages it may incur or may have incurred arising out of a Southern District of New York grand jury investigation, a now-terminated Eastern District of North Carolina grand jury investigation, and various actions filed by the European Community and others in the U.S. District Court for the Eastern District of New York, referred to as the EDNY, against RJR Tobacco and certain of its affiliates on November 3, 2000, August 6, 2001, and (as discussed in greater detail below) October 30, 2002, and against JTI on January 11, 2002.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI-MC by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco, and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco have been paying defense costs and expenses incurred by JTI in connection with some, but not all, of the Canadian litigation matters described above. RJR Tobacco expensed $3 million during the first six months of 2010, for funds to be reimbursed to JTI for such costs and expenses.
     See note 5 for additional information related to the Comprehensive Agreement entered into by RJR Tobacco with the Canadian federal, provincial and territorial governments, and the plea agreement of Northern Brands in connection with certain Canadian matters.
     European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion occurred on October 26, 2010. Supplemental briefs were then filed. Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims. Thereafter, on May 13, 2011, the court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety. On June 10, 2011, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, appealing from the May 16, 2011 judgment, as well as the March 8, 2011 and May 13, 2011 orders that respectively resulted in the dismissal of their RICO and state-law claims. An appellate briefing schedule has yet to be set.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In May 2011, RJR Tobacco and Santa Fe received separate letters from counsel to Walgreen Co. regarding a 60-day notice served on Walgreen by a consumer group alleging violations of California’s Proposition 65. The group claims that Walgreen provided or sold products with containers or wrappers containing insufficient warning in violation of California law. Walgreen believes that RJR Tobacco and Santa Fe provided the noticed products, and is requesting that RJR Tobacco and Santa Fe pay for Walgreen’s defense, indemnify Walgreen and hold Walgreen harmless from all liability, loss or expense (including legal expense) related to sales of any products covered by the 60-day notice, manufactured or distributed to Walgreen by RJR Tobacco and Santa Fe. In June 2011, RJR Tobacco submitted a reply to Walgreen’s counsel, and Santa Fe will submit a reply in July 2011. RJR Tobacco and Santa Fe each believes that it has valid defenses to Walgreen’s claims.
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
Smokeless Tobacco Litigation
     As of June 30, 2011, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 600 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
     On September 4, 2009, American Snuff Co. and others, brought suit in the Circuit Court, Marion County, Oregon (Conwood Company, LLC v. John Kroger), to enjoin the enforcement of an Oregon statute requiring smokeless tobacco manufacturers to either comply with certain requirements of the Smokeless Tobacco Master Settlement Agreement, referred to as the STMSA, or pay into an escrow account $0.40 per unit sold in Oregon. American Snuff Co. contends the statute violates the constitutions of Oregon and the United States. In June 2010, the court denied American Snuff Co.’s motion for a preliminary injunction against enforcement of the statute. American Snuff Co. voluntarily dismissed the case on April 25, 2011. American Snuff Co. is not escrowing money in Oregon, having provided STMSA compliance certifications to the Oregon Attorney General’s office.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
ERISA Litigation
     In May 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the U.S. District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., referred to as NGH, to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants breached their fiduciary duties to participants of the RJR 401(k) plan when the defendants removed the stock funds of the companies involved in the food business, NGH and Nabisco Holdings Corp., referred to as Nabisco, as investment options from the RJR 401(k) plan approximately six months after the spin-off. The plaintiff asserts that a November 1999 amendment (the “1999 Amendment”) that eliminated the NGH and Nabisco funds from the RJR 401(k) plan on January 31, 2000, contained sufficient discretion for the defendants to have retained the NGH and Nabisco funds after January 31, 2000, and that the failure to exercise such discretion was a breach of fiduciary duty. In his complaint, the plaintiff requests, among other things, that the court require the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco funds.
     In July 2002, the defendants filed a motion to dismiss, which the court granted in December 2003. In December 2004, the U.S. Court of Appeals for the Fourth Circuit reversed the dismissal of the complaint, holding that the 1999 Amendment did contain sufficient discretion for the defendants to have retained the NGH and Nabisco funds as of February 1, 2000, and remanded the case for further proceedings. The court granted the plaintiff leave to file an amended complaint and denied all pending motions as moot. In April 2007, the defendants moved to dismiss the amended complaint. The court granted the motion in part and denied it in part, dismissing all claims against the RJR Employee Benefits Committee and the RJR Pension Investment Committee. The remaining defendants, RJR and RJR Tobacco, filed their answer and affirmative defenses in June 2007. The plaintiff filed a motion for class certification, which the court granted in September 2008. The district court ordered mediation, but no resolution of the case was reached. In September 2008, each of the plaintiffs and the defendants filed motions for summary judgment, and in January 2009, the defendants filed a motion to decertify the class. A second mediation occurred in June 2009, but again no resolution of the case was reached. The district court overruled the motions for summary judgment and the motion to decertify the class.
     A non-jury trial was held in January and February 2010. During closing arguments, the plaintiff argued for the first time that certain facts arising at trial showed that the 1999 Amendment was not validly adopted, and then moved to amend his complaint to conform to this evidence at trial. On June 1, 2011, the court granted the plaintiff’s motion to amend his complaint and found that the 1999 Amendment was invalid.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note 10 — Shareholders’ Equity

				Accumulated Other	Total
	Common Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity	Comprehensive Income
Balance as of December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	423	—	423	$423
Retirement benefits, net of $2 million tax benefit	—	—	—	73	73	73
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2	2
Cumulative translation adjustment, net of $17 million tax benefit	—	—	—	(34)	(34)	(34)

Total comprehensive income	—	—	—	—		$464

Dividends — $0.90 per share	—	—	(529)	—	(529)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	19	—	—	19
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of June 30, 2010	$—	$8,514	$(685)	$(1,380)	$6,449

				Accumulated Other	Total
	Common Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity	Comprehensive Income
Balance as of December 31, 2010	$—	$8,535	$(547)	$(1,478)	$6,510
Net income	—	—	657	—	657	$657
Retirement benefits, net of $50 million tax expense	—	—	—	75	75	75
Unrealized loss on long-term investments, net of $1 million tax benefit	—	—	—	(2)	(2)	(2)
Cumulative translation adjustment, net of $9 million tax expense	—	—	—	20	20	20

Total comprehensive income	—	—	—	—	—	$750

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

				Accumulated Other	Total
	Common Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity	Comprehensive Income
Dividends — $1.06 per share	—	—	(623)	—	(623)
Common stock repurchased	—	(6)	—	—	(6)
Equity incentive award plan and stock-based compensation	—	19	—	—	19
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of June 30, 2011	$—	$8,549	$(513)	$(1,385)	$6,651

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first six months of 2011, RAI purchased 162,257 shares of RAI common stock that were forfeited with respect to tax liabilities associated with restricted stock vesting under the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.
     On February 16, 2011 and May 6, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share, or $2.12 on an annualized basis, to shareholders of record as of March 10, 2011 and June 10, 2011, respectively.
Note 11 — Stock Plans
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus, and in certain lead markets, CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
     RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s leading brands are GRIZZLY, KODIAK and LEVI GARRETT.

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
     Segment Data:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
Net sales:
RJR Tobacco	$1,956	$1,942	$3,651	$3,662
American Snuff	153	182	320	343
All Other	158	121	287	226

Consolidated net sales	$2,267	$2,245	$4,258	$4,231

Operating income:
RJR Tobacco	$420	$541	$883	$1,011
American Snuff	81	74	166	158
All Other	68	28	113	58
Corporate expense	(28)	(23)	(44)	(37)

Consolidated operating income	$541	$620	$1,118	$1,190

Reconciliation to income from continuing operations before income taxes:
Operating income	$541	$620	$1,118	$1,190
Interest and debt expense	55	61	110	121
Interest income	(3)	(2)	(6)	(6)
Other expense, net	—	10	—	12

Income from continuing operations before income taxes	$489	$551	$1,014	$1,063

Note 13 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:
     Balances:

	June 30,	December 31,
	2011	2010
Accounts receivable	$55	$48
Accounts payable	5	4
Deferred revenue	24	53
     Transactions for the six months ended June 30:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	2011	2010
Net sales	$243	$236
Purchases	$2	$6
     RAI’s operating subsidiaries sell contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Pricing for contract manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.7% of RAI’s total net sales during the six months ended June 30, 2011.
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
     A member of the board of directors of RAI is also the president and chief executive officer of a company from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during the six months ended June 30, 2011 and 2010, and related amounts due at June 30, 2011 and 2010, were less than $1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Note 14 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $3.6 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., Rosswil, LLC, Conwood Holdings, Inc., Santa Fe, GPI, and certain of RJR Tobacco’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2011
Net sales	$—	$2,101	$32	$(5)	$2,128
Net sales, related party	—	139	—	—	139
Cost of products sold	—	1,213	7	(5)	1,215
Selling, general and administrative expenses	3	479	23	—	505
Amortization expense	—	6	—	—	6

Operating income (loss)	(3)	542	2	—	541
Interest and debt expense	53	31	—	(29)	55
Interest income	(29)	(1)	(2)	29	(3)
Other expense (income), net	1	(12)	1	10	—

Income (loss) before income taxes	(28)	524	3	(10)	489
Provision for (benefit from) income taxes	(10)	196	(1)	—	185
Equity income from subsidiaries	322	7	—	(329)	—

Net income	$304	$335	$4	$(339)	$304

For the Three Months Ended June 30, 2010
Net sales	$—	$2,128	$41	$(32)	$2,137
Net sales, related party	—	108	—	—	108
Cost of products sold	—	1,194	21	(32)	1,183
Selling, general and administrative expenses	4	373	21	—	398
Amortization expense	—	6	—	—	6
Asset impairment and exit charges	—	24	14	—	38

Operating income (loss)	(4)	639	(15)	—	620
Interest and debt expense	59	32	—	(30)	61
Interest income	(30)	—	(2)	30	(2)
Other expense (income), net	6	(7)	1	10	10

Income (loss) before income taxes	(39)	614	(14)	(10)	551
Provision for (benefit from) income taxes	(12)	227	(5)	—	210
Equity income (loss) from subsidiaries	368	(7)	—	(361)	—

Net income (loss)	$341	$380	$(9)	$(371)	$341

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2011
Net sales	$—	$3,973	$54	$(12)	$4,015
Net sales, related party	—	243	—	—	243
Cost of products sold	—	2,277	11	(12)	2,276
Selling, general and administrative expenses	116	693	43	—	852
Amortization expense	—	12	—	—	12

Operating income (loss)	(116)	1,234	—	—	1,118
Interest and debt expense	106	63	—	(59)	110
Interest income	(59)	(2)	(4)	59	(6)
Other expense (income), net	2	(24)	1	21	—

Income (loss) before income taxes	(165)	1,197	3	(21)	1,014
Provision for (benefit from) income taxes	(64)	421	—	—	357
Equity income from subsidiaries	758	8	—	(766)	—

Net income	$657	$784	$3	$(787)	$657

For the Six Months Ended June 30, 2010
Net sales	$—	$3,979	$79	$(63)	$3,995
Net sales, related party	—	236	—	—	236
Cost of products sold	—	2,277	39	(63)	2,253
Selling, general and administrative expenses	9	691	37	—	737
Amortization expense	—	13	—	—	13
Asset impairment and exit charges	—	24	14	—	38

Operating income (loss)	(9)	1,210	(11)	—	1,190
Interest and debt expense	117	65	—	(61)	121
Interest income	(61)	(2)	(4)	61	(6)
Other expense (income), net	7	(17)	1	21	12

Income (loss) from continuing operations before income taxes	(72)	1,164	(8)	(21)	1,063
Provision for (benefit from) income taxes	(23)	453	(6)	—	424
Equity income (loss) from subsidiaries	472	(72)	—	(400)	—

Income (loss) from continuing operations	423	639	(2)	(421)	639
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$423	$497	$(76)	$(421)	$423

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2011
Cash flows from (used in) operating activities	$217	$369	$(1)	$(601)	$(16)

Cash flows from (used in) investing activities:
Capital expenditures	—	(92)	—	—	(92)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	430	—	—	(430)	—
Other, net	20	18	—	(33)	5

Net cash flows from investing activities	529	49	32	(463)	147

Cash flows from (used in) financing activities:
Dividends paid on common stock	(594)	(580)	—	580	(594)
Repayment of long-term debt	(400)	—	—	—	(400)
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(430)	—	430	—
Other, net	(17)	(20)	(2)	33	(6)

Net cash flows used in financing activities	(1,032)	(1,030)	(2)	1,064	(1,000)

Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12

Net change in cash and cash equivalents	(286)	(612)	41	—	(857)
Cash and cash equivalents at beginning of period	327	1,616	252	—	2,195

Cash and cash equivalents at end of period	$41	$1,004	$293	$—	$1,338

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2010
Cash flows from (used in) operating activities	$(114)	$(42)	$2	$(21)	$(175)

Cash flows from (used in) investing activities:
Capital expenditures	—	(75)	(2)	—	(77)
Proceeds from termination of joint venture	—	—	28	—	28
Contributions to intercompany investments	—	(75)	—	75	—
Return of intercompany investments	627	—	—	(627)	—
Other, net	20	26	—	(31)	15

Net cash flows from (used in) investing activities	647	(124)	26	(583)	(34)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(524)	—	—	—	(524)
Dividends paid on preferred stock	(21)	—	—	21	—
Receipt of equity	—	—	75	(75)	—
Distribution of equity	—	(627)	—	627	—
Intercompany notes payable	(11)	(20)	—	31	—

Net cash flows from (used in) financing activities	(556)	(647)	75	604	(524)

Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)

Net cash flows related to discontinued operations, net of tax benefit	—	(274)	(74)	—	(348)

Net change in cash and cash equivalents	(23)	(1,087)	8	—	(1,102)
Cash and cash equivalents at beginning of period	361	2,136	226	—	2,723

Cash and cash equivalents at end of period	$338	$1,049	$234	$—	$1,621

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2011
Assets
Cash and cash equivalents	$41	$1,004	$293	$—	$1,338
Accounts receivable	—	157	26	—	183
Accounts receivable, related party	—	55	—	—	55
Notes receivable	—	1	33	—	34
Other receivables	308	57	7	(355)	17
Inventories	—	869	41	(1)	909
Deferred income taxes, net	12	937	1	—	950
Prepaid expenses and other	90	211	8	(1)	308

Total current assets	451	3,291	409	(357)	3,794
Property, plant and equipment, net	6	1,015	3	1	1,025
Trademarks and other intangible assets, net	—	2,613	53	—	2,666
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes	1,980	1,356	—	(3,336)	—
Investment in subsidiaries	9,392	500	—	(9,892)	—
Other assets and deferred charges	247	208	75	(21)	509

Total assets	$12,076	$16,982	$552	$(13,605)	$16,005

Liabilities and shareholders’ equity
Accounts payable	$1	$98	$5	$—	$104
Tobacco settlement accruals	—	1,754	—	—	1,754
Due to related party	—	5	—	—	5
Deferred revenue, related party	—	24	—	—	24
Current maturities of long-term debt	405	59	—	—	464
Other current liabilities	415	1,173	37	(356)	1,269

Total current liabilities	821	3,113	42	(356)	3,620
Intercompany notes and interest payable	1,356	1,980	—	(3,336)	—
Long-term debt (less current maturities)	3,157	61	—	—	3,218
Deferred income taxes, net	—	672	5	(21)	656
Long-term retirement benefits (less current portion)	43	1,535	12	—	1,590
Other noncurrent liabilities	48	219	3	—	270
Shareholders’ equity	6,651	9,402	490	(9,892)	6,651

Total liabilities and shareholders’ equity	$12,076	$16,982	$552	$(13,605)	$16,005

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$1,616	$252	$—	$2,195
Accounts receivable	—	103	15	—	118
Accounts receivable, related party	—	48	—	—	48
Notes receivable	—	1	33	—	34
Other receivables	80	160	2	(232)	10
Inventories	—	1,022	34	(1)	1,055
Deferred income taxes, net	10	934	2	—	946
Prepaid expenses and other	38	155	4	(2)	195
Assets held for sale	—	201	—	—	201

Total current assets	455	4,240	342	(235)	4,802
Property, plant and equipment, net	6	991	4	1	1,002
Trademarks and other intangible assets, net	—	2,625	50	—	2,675
Goodwill	—	7,991	19	—	8,010
Long-term intercompany notes	2,000	1,366	—	(3,366)	—
Investment in subsidiaries	9,696	462	—	(10,158)	—
Other assets and deferred charges	267	242	100	(20)	589

Total assets	$12,424	$17,917	$515	$(13,778)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$175	$4	$—	$179
Tobacco settlement accruals	—	2,589	—	—	2,589
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	489	855	37	(234)	1,147

Total current liabilities	889	3,676	41	(234)	4,372
Intercompany notes and interest payable	1,366	2,000	—	(3,366)	—
Long-term debt (less current maturities)	3,580	121	—	—	3,701
Deferred income taxes, net	—	535	3	(20)	518
Long-term retirement benefits (less current portion)	34	1,622	12	—	1,668
Other noncurrent liabilities	45	262	2	—	309
Shareholders’ equity	6,510	9,701	457	(10,158)	6,510

Total liabilities and shareholders’ equity	$12,424	$17,917	$515	$(13,778)	$17,078

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RJR’s $59 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, GPI and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe, American Snuff Co. and Rosswil, LLC that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2011
Net sales	$—	$—	$1,833	$300	$(5)	$2,128
Net sales, related party	—	—	139	—	—	139
Cost of products sold	—	—	1,131	89	(5)	1,215
Selling, general and administrative expenses	3	(7)	433	76	—	505
Amortization expense	—	—	6	—	—	6

Operating income (loss)	(3)	7	402	135	—	541
Interest and debt expense	53	2	—	40	(40)	55
Interest income	(29)	(1)	(12)	(1)	40	(3)
Other expense (income), net	1	(11)	—	—	10	—

Income (loss) before income taxes	(28)	17	414	96	(10)	489
Provision for (benefit from) income taxes	(10)	2	160	33	—	185
Equity income from subsidiaries	322	264	10	—	(596)	—

Net income	$304	$279	$264	$63	$(606)	$304

For the Three Months Ended June 30, 2010
Net sales	$—	$—	$1,869	$316	$(48)	$2,137
Net sales, related party	—	—	105	3	—	108
Cost of products sold	—	—	1,118	113	(48)	1,183
Selling, general and administrative expenses	4	1	297	96	—	398
Amortization expense	—	—	5	1	—	6
Asset impairment and exit charges	—	—	24	14	—	38

Operating income (loss)	(4)	(1)	530	95	—	620
Interest and debt expense	59	2	—	41	(41)	61
Interest income	(30)	(1)	(11)	(1)	41	(2)
Other expense (income), net	6	(10)	5	(1)	10	10

Income (loss) before income taxes	(39)	8	536	56	(10)	551
Provision for (benefit from) income taxes	(12)	—	202	20	—	210
Equity income (loss) from subsidiaries	368	327	(6)	—	(689)	—

Net income	$341	$335	$328	$36	$(699)	$341

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2011
Net sales	$—	$—	$3,462	$587	$(34)	$4,015
Net sales, related party	—	—	241	2	—	243
Cost of products sold	—	—	2,131	179	(34)	2,276
Selling, general and administrative expenses	116	(7)	586	157	—	852
Amortization expense	—	—	11	1	—	12

Operating income (loss)	(116)	7	975	252	—	1,118
Interest and debt expense	106	4	—	81	(81)	110
Interest income	(59)	(2)	(23)	(3)	81	(6)
Other expense (income), net	2	(23)	1	(1)	21	—

Income (loss) before income taxes	(165)	28	997	175	(21)	1,014
Provision for (benefit from) income taxes	(64)	2	355	64	—	357
Equity income from subsidiaries	758	651	9	—	(1,418)	—

Net income	$657	$677	$651	$111	$(1,439)	$657

For the Six Months Ended June 30, 2010
Net sales	$—	$—	$3,495	$591	$(91)	$3,995
Net sales, related party	—	—	231	5	—	236
Cost of products sold	—	—	2,137	207	(91)	2,253
Selling, general and administrative expenses	9	1	562	165	—	737
Amortization expense	—	—	12	1	—	13
Asset impairment and exit charges	—	—	24	14	—	38

Operating income (loss)	(9)	(1)	991	209	—	1,190
Interest and debt expense	117	4	—	83	(83)	121
Interest income	(61)	(2)	(22)	(4)	83	(6)
Other expense (income), net	7	(20)	5	(1)	21	12

Income (loss) from continuing operations before income taxes	(72)	17	1,008	131	(21)	1,063
Provision for (benefit from) income taxes	(23)	—	404	43	—	424
Equity income from subsidiaries	472	303	5	—	(780)	—

Income from continuing operations	423	320	609	88	(801)	639
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income	$423	$408	$379	$14	$(801)	$423

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2011
Cash flows from operating activities	$217	$1,151	$140	$192	$(1,716)	$(16)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(22)	(70)	—	(92)
Net proceeds from sale of business	79	—	123	—	—	202
Proceeds from termination of joint venture	—	—	—	32	—	32
Return of intercompany investments	430	—	—	—	(430)	—
Other, net	20	9	54	—	(78)	5

Net cash flows from (used in) investing activities	529	9	155	(38)	(508)	147

Cash flows from (used in) financing activities:
Dividends paid on common stock	(594)	(580)	(1,115)	—	1,695	(594)
Repayment of long-term debt	(400)	—	—	—	—	(400)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Distribution of equity	—	(300)	—	(130)	430	—
Other, net	(17)	(36)	—	(31)	78	(6)

Net cash flows used in financing activities	(1,032)	(916)	(1,115)	(161)	2,224	(1,000)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12

Net change in cash and cash equivalents	(286)	244	(820)	5	—	(857)
Cash and cash equivalents at beginning of period	327	14	1,506	348	—	2,195

Cash and cash equivalents at end of period	$41	$258	$686	$353	$—	$1,338

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2010
Cash flows from (used in) operating activities	$(114)	$133	$(123)	$65	$(136)	$(175)

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(26)	(51)	—	(77)
Proceeds from termination of joint venture	—	—	—	28	—	28
Return of intercompany investments	627	540	—	—	(1,167)	—
Contribution to intercompany investments	—	(75)	—	—	75	—
Other, net	20	15	25	—	(45)	15

Net cash flows from (used in) investing activities	647	480	(1)	(23)	(1,137)	(34)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(524)	—	(115)	—	115	(524)
Dividends paid on preferred stock	(21)	—	—	—	21	—
Receipt of equity	—	—	—	75	(75)	—
Distribution of equity	—	(627)	(540)	—	1,167	—
Intercompany notes payable	(11)	1	—	(35)	45	—

Net cash flows from (used in) financing activities	(556)	(626)	(655)	40	1,273	(524)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)

Net cash flows related to discontinued operations, net of tax benefit	—	—	(274)	(74)	—	(348)

Net change in cash and cash equivalents	(23)	(13)	(1,053)	(13)	—	(1,102)
Cash and cash equivalents at beginning of period	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of period	$338	$11	$948	$324	$—	$1,621

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
June 30, 2011
Assets
Cash and cash equivalents	$41	$258	$686	$353	$—	$1,338
Accounts receivable	—	—	87	96	—	183
Accounts receivable, related party	—	—	55	—	—	55
Notes receivable	—	1	—	33	—	34
Other receivables	308	24	148	3	(466)	17
Inventories	—	—	470	439	—	909
Deferred income taxes, net	12	1	895	42	—	950
Prepaid expenses and other	90	2	178	38	—	308

Total current assets	451	286	2,519	1,004	(466)	3,794
Property, plant and equipment, net	6	—	661	357	1	1,025
Trademarks and other intangible assets, net	—	—	1,306	1,360	—	2,666
Goodwill	—	—	5,303	2,708	—	8,011
Long-term intercompany notes	1,980	165	1,356	—	(3,501)	—
Investment in subsidiaries	9,392	7,246	473	—	(17,111)	—
Other assets and deferred charges	247	39	175	78	(30)	509

Total assets	$12,076	$7,736	$11,793	$5,507	$(21,107)	$16,005

Liabilities and shareholders’ equity
Accounts payable	$1	$—	$85	$18	$—	$104
Tobacco settlement accruals	—	—	1,720	34	—	1,754
Due to related party	—	—	5	—	—	5
Deferred revenue, related party	—	—	24	—	—	24
Current maturities of long-term debt	405	59	—	—	—	464
Other current liabilities	415	102	893	325	(466)	1,269

Total current liabilities	821	161	2,727	377	(466)	3,620
Intercompany notes and interest payable	1,356	—	—	2,145	(3,501)	—
Long-term debt (less current maturities)	3,157	61	—	—	—	3,218
Deferred income taxes, net	—	—	186	500	(30)	656
Long-term retirement benefits (less current portion)	43	24	1,419	104	—	1,590
Other noncurrent liabilities	48	3	215	4	—	270
Shareholders’ equity	6,651	7,487	7,246	2,377	(17,110)	6,651

Total liabilities and shareholders’ equity	$12,076	$7,736	$11,793	$5,507	$(21,107)	$16,005

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$14	$1,506	$348	$—	$2,195
Accounts receivable	—	—	50	68	—	118
Accounts receivable, related party	—	—	48	—	—	48
Notes receivable	—	1	—	33	—	34
Other receivables	80	32	225	57	(384)	10
Inventories	—	—	600	456	(1)	1,055
Deferred income taxes, net	10	1	892	43	—	946
Prepaid expenses and other	38	—	130	30	(3)	195
Assets held for sale	—	—	20	181	—	201

Total current assets	455	48	3,471	1,216	(388)	4,802
Property, plant and equipment, net	6	—	689	306	1	1,002
Trademarks and other intangible assets, net	—	—	1,316	1,359	—	2,675
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	2,000	174	1,366	—	(3,540)	—
Investment in subsidiaries	9,696	7,611	435	—	(17,742)	—
Other assets and deferred charges	267	56	194	101	(29)	589

Total assets	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$103	$76	$—	$179
Tobacco settlement accruals	—	—	2,532	57	—	2,589
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	—	400
Other current liabilities	489	138	652	255	(387)	1,147

Total current liabilities	889	138	3,344	388	(387)	4,372
Intercompany notes and interest payable	1,366	—	—	2,174	(3,540)	—
Long-term debt (less current maturities)	3,580	121	—	—	—	3,701
Deferred income taxes, net	—	—	76	471	(29)	518
Long-term retirement benefits (less current portion)	34	25	1,496	113	—	1,668
Other noncurrent liabilities	45	12	247	5	—	309
Shareholders’ equity	6,510	7,593	7,611	2,538	(17,742)	6,510

Total liabilities and shareholders’ equity	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — Subsequent Event
     In July 2011, RAI entered into a credit agreement, referred to as the New Credit Agreement, with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. The New Credit Agreement replaces RAI’s Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, as amended, referred to as the Prior Credit Agreement.
     The New Credit Agreement contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the New Credit Agreement, and (b) limit the ability of RAI and its Material Subsidiaries, as such term is defined in the New Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations, which covenants are generally less restrictive than those contained in the Prior Credit Agreement. The New Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the New Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the New Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio covenant and 4.00 to 1.00 for the consolidated interest coverage ratio, versus the 3.25 to 1.00 consolidated total leverage and 3.00 to 1.00 consolidated interest coverage covenant levels in the Prior Credit Agreement. In addition, the cost to RAI of borrowings under the New Credit Agreement has changed, and the maturity date of the New Credit Agreement is July 2015, which date may be extended, with the agreement of the requisite lenders, in two separate one year increments, as compared with the maturity date of the revolving credit facility under the Prior Credit Agreement of June 28, 2012. The New Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the New Credit Agreement.
     RAI is able to use the revolving credit facility under the New Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility.
     Under the terms of the New Credit Agreement, RAI is required to pay a facility fee of between 0.20% and 0.40%, based on the facility’s credit ratings, per annum on the lender commitments in respect of the revolving credit facility thereunder.
     Borrowings under the New Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, based upon the credit ratings assigned to the New Credit Agreement, plus:
•	the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•	the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.
     Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the revolving credit facility under the New Credit Agreement bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.
     The obligations of RAI under the New Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the New Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2011 with the second quarter of 2010 and the first six months of 2011 with the first six months of 2010. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases.
     RAI’s other reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s leading brands are GRIZZLY, KODIAK and LEVI GARRETT.
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
     RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant equity support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. The key objectives of the portfolio strategy are to ensure the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco has discontinued many of its non-core cigarette styles as well as private-label cigarette brands. RJR Tobacco’s modern smoke-free products, snus and dissolvable tobacco products, are marketed under the CAMEL brand and focus on long-term growth.
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in the first six months of 2011. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.
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
     To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, management evaluates RAI’s ability to realize this asset. RAI maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance is attributable to deferred tax assets established for capital loss carryforwards.
     The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate.
Recently Issued Accounting Pronouncements
     For additional information relating to recently issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).
Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Net sales(1):
RJR Tobacco	$1,956	$1,942	0.7%	$3,651	$3,662	(0.3)%
American Snuff	153	182	(15.9)%	320	343	(6.7)%
All Other	158	121	30.6%	287	226	27.0%

Net sales	2,267	2,245	1.0%	4,258	4,231	0.6%
Cost of products sold(1)(2)	1,215	1,183	2.7%	2,276	2,253	1.0%
Selling, general and administrative expenses	505	398	26.9%	852	737	15.6%
Amortization expense	6	6	—	12	13	(7.7)%
Asset impairment and exit charges	—	38	NM (3)	—	38	NM (3)

Operating income:
RJR Tobacco	420	541	(22.4)%	883	1,011	(12.7)%
American Snuff	81	74	9.5%	166	158	5.1%
All Other	68	28	142.9%	113	58	94.8%
Corporate expense	(28)	(23)	21.7%	(44)	(37)	18.9%

Operating income	$541	$620	(12.7)%	$1,118	$1,190	(6.1)%

(1)	Excludes excise taxes of:

	2011	2010	2011	2010
RJR Tobacco	$977	$1,021	$1,844	$1,936
American Snuff	12	27	33	54
All Other	103	84	189	159

	$1,092	$1,132	$2,066	$2,149

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.

(3)	Percentage change not meaningful.
RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
Growth brands:
CAMEL excluding non-filter	5.6	5.8	(3.0)%	10.4	10.6	(1.6)%
PALL MALL	5.7	5.0	15.0%	10.8	9.4	15.4%

	11.4	10.8	5.3%	21.2	19.9	6.4%
Support brands	7.2	8.3	(13.5)%	13.8	16.0	(13.7)%
Non-support brands	0.8	1.2	(29.3)%	1.6	2.6	(36.6)%

Total domestic	19.4	20.3	(4.4)%	36.6	38.5	(4.8)%

Total premium	11.0	11.9	(7.1)%	20.7	22.2	(6.7)%
Total value	8.4	8.4	(0.6)%	15.9	16.3	(2.2)%
Premium/total mix	56.9%	58.6%		56.5%	57.7%
Industry(2):
Premium	55.3	55.3	0.1%	104.3	106.2	(1.8)%
Value	22.1	23.2	(4.5)%	42.7	44.3	(3.4)%

Total domestic	77.4	78.4	(1.3)%	147.0	150.5	(2.3)%

Premium/total mix	71.4%	70.5%		70.9%	70.6%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.
     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and excise taxes.
     RJR Tobacco’s net sales for the quarter ended June 30, 2011, increased compared to the prior-year quarter, due to higher pricing of $105 million and higher related party sales of $24 million, partially offset by $120 million attributable to lower cigarette volume, as well as an unfavorable premium-to-value mix. RJR Tobacco’s net sales for the six months ended June 30, 2011, decreased from the prior-year period, due to $229 million attributable to lower cigarette volume and an unfavorable premium-to-value mix, partially offset by higher pricing of $219 million.
     The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

		For the Three Months Ended
	June 30,	March 31,	Share Point	June 30,	Share Point
	2011	2011	Change	2010	Change

Growth brands:
CAMEL excluding non-filter	7.8%	7.7%	0.1	7.8%	—
PALL MALL	8.5%	8.5%	—	7.0%	1.5

Total growth brands	16.3%	16.2%	0.1	14.8%	1.5
Support brands	10.0%	10.4%	(0.4)	11.3%	(1.3)
Non-support brands	1.1%	1.2%	(0.1)	1.8%	(0.7)

Total domestic	27.4%	27.9%	(0.5)	27.9%	(0.5)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles at 7.8 share points remained constant in the second quarter of 2011. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.
     CAMEL’s cigarette market share was favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s second quarter menthol market share, including CAMEL Crush, increased 0.3 percentage points to 2.1 percent. CAMEL Crush Bold will be introduced in the third quarter. This is RJR Tobacco’s first cigarette line extension since this innovative style was expanded nationally in 2008. CAMEL Crush Bold has a more full-bodied, richer tobacco taste.
     CAMEL Snus, a smoke-free tobacco product, was expanded into select outlets nationally in 2009, and continues to bring awareness to this new smoke-free category. CAMEL Snus continued to show steady growth in the second quarter as interest builds in this convenient option for adult tobacco consumers.
     CAMEL’s refined and improved line of dissolvable tobacco products continues to generate new consumer insights after being introduced in two new lead markets in the first quarter of 2011.
     PALL MALL’s market share increased 1.5 share points in the second quarter of 2011 compared with the second quarter of 2010. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a high quality, longer-lasting cigarette at a value price.
     The combined share of market of RJR Tobacco’s growth brands during the second quarter of 2011 showed a strong improvement of 1.5 share points over the same period in 2010. RJR Tobacco’s total cigarette market share has remained stable from the prior year despite the fact that RJR Tobacco has discontinued many of its non-core cigarette styles and has de-emphasized low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.
Operating Income
     RJR Tobacco’s operating income for the three- and six-month periods ended June 30, 2011, was unfavorably impacted by lower cigarette volume on support and non-support brands offset by higher cigarette pricing, productivity improvements and growth brand gains. During the second quarter of 2011, RJR Tobacco recorded charges of $139 million related to the Scott lawsuit in Louisiana. For additional information, see “— Class-Action

Suits — Medical Monitoring and Smoking Cessation Case” — Scott v. American Tobacco Co. in note 9 to condensed consolidated financial statements (unaudited). During the second quarter of 2010, RJR Tobacco recorded asset impairment charges of $24 million related to a plant closing.
     RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
State Settlement Agreements	$627	$637	$1,186	$1,211

Federal tobacco quota buyout	$55	$59	$112	$118

FDA user fees	$29	$14	$57	$29

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
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $48 million and $39 million for the three months ended June 30, 2011 and 2010, respectively; and $91 million and $76 million for the six months ended June 30, 2011 and 2010, respectively. The increase in product liability defense costs in 2011 compared with 2010 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For additional information, see “— Individual Smoking and Health Cases — Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).
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

     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2012.
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
American Snuff
Net Sales
     The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
KODIAK	11.6	11.6	(0.1)%	22.8	23.5	(3.0)%
GRIZZLY	88.2	84.2	4.7%	173.2	156.8	10.4%
Other	0.8	1.3	(35.2)%	1.6	2.5	(36.0)%

Total moist snuff	100.6	97.1	3.6%	197.6	182.8	8.1%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     American Snuff’s net sales for the three- and six-month periods ended June 30, 2011, were unfavorably impacted by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the second quarter of 2011, with gains on core styles. Shipments of KODIAK, American Snuff’s leading premium brand, were down slightly in the second quarter of 2011 due to high levels of competitive promotional activity.
     American Snuff’s retail share of market of U.S. moist snuff, according to data(1) processed by A.C. Nielsen, were as follows(2):

	For the Three Months Ended
	June 30,	March 31,	Share	June 30,	Share
	2011	2011	Point Change	2010	Point Change
KODIAK	3.7%	3.8%	(0.1)	3.9%	(0.2)
GRIZZLY	27.4%	27.1%	0.3	25.5%	1.9
Other	0.2%	0.2%	—	0.3%	(0.1)

Total moist snuff	31.3%	31.1%	0.2	29.7%	1.5

(1)	Retail share of market of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data processed by A.C. Nielsen as being a precise measurement of actual market share because this data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Prior year shares have been restated to reflect current methodology.

     Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 82% of American Snuff’s revenue in the second quarter of 2011 and approximately 81% in the first six months of 2011 compared with approximately 73% of American Snuff’s revenue in the second quarter of 2010 and approximately 72% in the first six months of 2010. U.S. moist snuff industry shipment volume grew by approximately 5.7% in the second quarter of 2011 compared with the same period in 2010.
     The increase in GRIZZLY’s market share of moist snuff in the second quarter of 2011, from the second quarter of 2010, was due to share gains on core styles. In the industry, pouch styles have grown market share since the fourth quarter of 2010 nearly 5%, and now account for over 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for approximately 30% of the pouch segment at June 30, 2011.
     The retail share of market of KODIAK in the second quarter of 2011 was down slightly compared with the second quarter of 2010, with share variances driven by industry growth and high levels of competitive promotional activity.
Operating Income
     American Snuff’s operating income for the three- and six-month periods ended June 30, 2011, increased compared with the three- and six-month periods ended June 30, 2010, due to higher moist snuff pricing and sales volume. The increase in operating income is partially offset by the lack of earnings from Lane subsequent to its sale on February 28, 2011.
RAI Consolidated
     Interest and debt expense was $55 million for the quarter and $110 million for the six months ended June 30, 2011, a decrease of $6 million and $11 million from the respective comparable prior-year periods. These decreases were primarily due to lower debt balances in 2011 as compared with 2010.
     Provision for income taxes was $185 million, for an effective rate of 37.9%, for the three months ended June 30, 2011, compared with $210 million, for an effective rate of 38.2%, for the three months ended June 30, 2010. The provision for income taxes was $357 million, for an effective rate of 35.2%, for the six months ended June 30, 2011, compared with $424 million, for an effective rate of 40.0%, for the six months ended June 30, 2010. The effective tax rate for the first six months of 2011 was favorably impacted by $22 million resulting from the reversal of tax reserves and interest related to a state statute expiration. The effective tax rate for the first six months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
     Losses from discontinued operations relates to $307 million accrued during the first quarter of 2010, to adjust previous contingency accruals, resulting from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999. RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit of $46 million as of June 30, 2010, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the six months ended June 30, 2010. The remaining tax benefits were realized during the third and fourth quarters of 2010. A comprehensive discussion of the Canadian matters is set forth in note 9 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 5 to condensed consolidated financial statements (unaudited).
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances, mainly from RAI and RJR. The principal capital resources and sources of liquidity for RAI and RJR, in turn, are proceeds from issuances of debt securities by RAI and RJR and the Prior Credit Agreement described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders.
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
     RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended June 30, 2011, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.
     RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.
     As of June 30, 2011, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).
Cash Flows
     Net cash flows used in operating activities were $16 million in the first six months of 2011, compared with $175 million in the first six months of 2010. This change was driven primarily by higher pension contributions in 2010, higher inventory balances in 2010 and lower interest payments in 2011, partially offset by higher income and excise taxes in 2011.
     Net cash flows from investing activities were $147 million in the first six months of 2011, compared with $34 million used in the first six months of 2010, primarily due to proceeds from the sale of the Lane business during the 2011 period.
     Net cash flows used in financing activities were $1 billion in the first six months of 2011, compared with $524 million in the prior-year period. This increase was the result of a $0.08 per share increase in the comparable quarterly common stock dividend and the repayment of $400 million of long-term debt during the second quarter of 2011.
     Net cash flows related to discontinued operations, net of tax benefit, include payments made in the second quarter of 2010, by RJR Tobacco of $320 million, offset by a realized tax benefit of $46 million as of June 30, 2010, and by Northern Brands of $74 million to certain Canadian governments, resulting from the terms of a Comprehensive Agreement and plea agreement, respectively, associated with the former international businesses that were sold to JTI in 1999. See notes 5 and 9 to condensed consolidated financial statements (unaudited) for additional details of these payments.
Borrowing Arrangements
     As of June 30, 2011, the principal amount of RAI’s and RJR’s outstanding long-term notes was $3.5 billion, with maturity dates ranging from 2012 to 2037. RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset. These interest rate swaps effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%. For additional information regarding RAI’s and RJR’s interest rate swap transactions, see note 2 to condensed consolidated financial statements (unaudited).
     At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RAI’s floating rate notes are redeemable at par on any interest payment date after December 15, 2008. On June 15, 2011, RAI repaid $400 million of matured long-term notes from existing cash.
     In July 2011, RAI entered into a New Credit Agreement with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. The New Credit Agreement replaces the Prior Credit Agreement.
     The New Credit Agreement contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the New Credit Agreement, and (b) limit the ability of RAI and its Material Subsidiaries, as such term is defined in the New Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations, which covenants are generally less restrictive than those contained in the Prior Credit Agreement. The New Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the New Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the New Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio covenant and 4.00 to 1.00 for the consolidated interest coverage ratio, versus the 3.25 to 1.00 consolidated total leverage and 3.00 to 1.00 consolidated interest coverage covenant levels in the Prior Credit Agreement. In addition, the cost to RAI of borrowings under the New Credit Agreement has changed, and the maturity date of the New Credit Agreement is July 2015, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments, as compared to the maturity date of the revolving credit facility under the Prior Credit Agreement of June 28, 2012. The New Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the New Credit Agreement.
     RAI is able to use the revolving credit facility under the New Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. There currently are no borrowings, and $7 million of letters of credit outstanding, under the New Credit Agreement.

     Under the terms of the New Credit Agreement, RAI is required to pay a facility fee of between 0.20% and 0.40%, based on the facility’s credit ratings, per annum on the lender commitments in respect of the revolving credit facility thereunder.
     Borrowings under the New Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, based upon the credit ratings assigned to the New Credit Agreement, plus:
•	the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•	the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.
     Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the revolving credit facility under the New Credit Agreement bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.
     The obligations of RAI under the New Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the New Credit Agreement.
     At June 30, 2011, RAI had $7 million in letters of credit outstanding under the Prior Credit Agreement. At such date, no borrowings were outstanding, and the remaining $491 million of the Prior Credit Agreement was available for borrowing.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2011.
Dividends
     On February 16, 2011, and May 6, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share. The dividends were paid on April 1, 2011 and July 1, 2011, to shareholders of record as of March 10, 2011 and June 10, 2011, respectively.
     On July 15, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share. The dividend will be paid on October 3, 2011, to shareholders of record as of September 12, 2011. On an annualized basis, the dividend rate is $2.12 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $92 million and $77 million for the first six months of 2011 and 2010, respectively. The increase was primarily the result of American Snuff facility expansion projects. RAI’s operating subsidiaries plan to spend an additional $105 million to $115 million for capital expenditures during the remainder of 2011. Approximately $55 million of the remaining capital expenditures for 2011 is associated with capacity expansion and FDA compliance at American Snuff. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2011.
Retirement Benefits
     RAI disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $318 million to its pension plans in 2011, of which $5 million was contributed during the first six months of 2011.
Litigation and Settlements
     RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2011, RJR Tobacco had paid approximately $18 million since January 1, 2009, related to unfavorable smoking and health litigation judgments.
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
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $3.9 billion for the years 2003 through 2010. For more information related to this dispute, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity” in note 9 to condensed consolidated financial statements (unaudited).
     During the second quarter of 2011, RJR Tobacco recorded charges of $139 million related to the Scott lawsuit in Louisiana. For additional information, see “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case” — Scott v. American Tobacco Co. in note 9 to condensed consolidated financial statements (unaudited).

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
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of June 30, 2011 and December 31, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.24. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.
     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2011 legislative session. As of June 30, 2011,
•	29 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 100% in Wisconsin;

•	18 states had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and

•	two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. Legislation to convert from an ad valorem to a weight-based tax on moist snuff has been introduced in several states in 2011 and one state, Indiana, has adopted such a change effective January 1, 2012. During the first six months of 2011, one state adopted legislation increasing its taxes on smokeless tobacco products, and other states may adopt such increases during their 2011 legislative sessions. In addition, during the first half of 2011, one state passed legislation reducing the tax rate on smokeless tobacco.
     On June 22, 2009, President Obama signed into law the FDA Tobacco Act, which grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products.
     The following provisions of the FDA Tobacco Act took effect upon passage:
•	no charitable distribution of tobacco products;

•	prohibitions on statements that would lead consumers to believe that a tobacco product is approved, endorsed, or deemed safe by the FDA;

•	pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products; and

•	prohibition on the marketing of tobacco products in conjunction with any other class of product regulated by the FDA.
     In addition, pursuant to the FDA Tobacco Act:
•	as of September 20, 2009, tobacco manufacturers were banned from selling cigarettes with characterizing flavors (other than menthol, which under the FDA Tobacco Act is specifically exempt as a characterizing flavor, but the impact of which on public health will be studied as discussed below);

•	on February 28, 2010, all manufacturers registered with the FDA their domestic manufacturing facilities as well as all cigarette and smokeless tobacco products sold in the United States;

•	on March 18, 2010, the FDA reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996;

•	as of April 30, 2010, manufacturers were required to produce health-related documents generated from and after June 22, 2009 through December 31, 2009 (the FDA has interpreted the FDA Tobacco Act as establishing an ongoing requirement to submit health-related documents; however, the FDA has not yet established a timetable for further production);

•	as of June 22, 2010, manufacturers were required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights”;

•	as of March 22, 2011, manufacturers were required to submit documentation to obtain FDA clearance for cigarettes and smokeless tobacco products commercially launched after February 15, 2007; and

•	on June 22, 2011, the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which will take effect September 22, 2012.
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
     A “Center for Tobacco Products,” referred to as the Center, has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2011 will be approximately $120 million to $130 million.
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
     The TPSAC held meetings on three occasions in the first quarter of 2011 to discuss the impact on the use of menthol in cigarettes on the public health. At a meeting held on March 18, 2011, the TPSAC presented its final report on the use of menthol, which concluded that removal of menthol cigarettes from the marketplace would benefit public health in the United States. The FDA is not required to follow the TPSAC’s recommendations, and the agency has not yet taken any action with respect to menthol use. The FDA issued a status report on the issue on June 27, 2011, indicating that the agency will prepare an independent, peer-reviewed analysis of the available science on menthol and make a report available for public comment in the Federal Register.
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
     On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the United States District Court for the District of Columbia a lawsuit challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in note 9 to condensed consolidated financial statements (unaudited).

     In February 2010, RJR Tobacco received a letter, which is available on the FDA’s web site, from the Center requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to the FDA’s information request on April 1, 2010. In June 2011, the Center sent letters to all registered tobacco manufacturers, including RJR Tobacco, Santa Fe and American Snuff Co., requesting documents and information concerning dissolvable tobacco products, particularly health-related documents and information on marketing research and practices. The letters, which request submission of responsive documents by August 1, 2011, indicate that this information also will be used to support the TPSAC’s study of dissolvable tobacco products.
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
Cautionary Information Regarding Forward-Looking Statements

     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing taxation and regulation of tobacco products, including the 2009 federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	decreased sales resulting from the future issuance of “corrective communications,” required by the order in the U.S. Department of Justice case, on five subjects, including smoking and health and addiction;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes and the challenges to the Florida bond statute applicable to the Engle Progeny cases;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions and expansion of RJR Tobacco’s field trade-marketing organization, without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies; and

•	the expiration of the standstill provisions of the governance agreement.
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
     The table below provides information, as of June 30, 2011, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
Investments:
Variable rate	$933	$—	$—	$—	$—	$55	$988	$988
Average interest rate	0.1%	—	—	—	—	2.4%	0.4%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$—	$450	$685	$—	$200	$2,175	$3,510	$3,965
Average interest rate(2)	—	7.3%	7.4%	—	7.3%	7.3%	7.3%	—
Swaps — fixed to floating:
Notional amount(3)	$—	$350	$—	$—	$—	$1,150	$1,500	$223
Average variable interest pay rate(2)	—	1.8%	—	—	—	1.6%	1.7%	—

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
Average fixed interest receive rate(2)	—	7.3%	—	—	—	7.1%	7.1%	—
Swaps — floating to fixed:
Notional amount(3)	$—	$350	$—	$—	$—	$1,150	$1,500	$(37)
Average variable interest receive rate(2)	—	1.8%	—	—	—	1.6%	1.7%	—
Average fixed interest pay rate(2)	—	3.8%	—	—	—	4.1%	4.0%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon contractual interest rates for fixed-rate indebtedness or current market rates for LIBOR plus negotiated spreads until maturity for variable rate indebtedness.

(3)	As of June 30, 2011, RAI and RJR had swapped $1.5 billion of debt using both fixed-rate to floating-rate interest rate swaps and floating-rate to fixed-rate interest rate swaps.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the six months ended June 30, 2011, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.
Item 4. Controls and Procedures
(a)	RAI’s chief executive officer and chief financial officer have concluded that RAI’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	In the second quarter of 2011, American Snuff Co. and Santa Fe implemented an SAP enterprise business system. The implementation involved changes in systems and accordingly, have required changes to internal controls. RAI’s management has reviewed the controls affected by the implementation and made appropriate changes to internal controls as a part of the implementation. RAI’s management believes that the controls, as modified, are appropriate and functioning effectively as of the end of the period covered by this report.
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
Item 6. Exhibits
(a)	Exhibits

Exhibit
Number	Description
3.1	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc.

10.1	Credit Agreement, dated as of July 29, 2011, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

10.2	Subsidiary Guarantee Agreement, dated as of July 29, 2011, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: August 8, 2011	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)