Form 10-Q
period 2011-09-30
REYNOLDS AMERICAN INC
filed 2011-10-28
CIK 1275283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 582,911,836 shares of common stock, par value $.0001 per share, as of October 7, 2011

INDEX

Page
Part I — Financial Information Page
Item 1. Financial Statements
Condensed Consolidated Statements of Income (Unaudited) — Three and Nine Months Ended September 30, 2011 and 2010	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2011 and 2010	4
Condensed Consolidated Balance Sheets — September 30, 2011 (Unaudited) and December 31, 2010	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	79

Item 3. Quantitative and Qualitative Disclosures about Market Risk	98

Item 4. Controls and Procedures	99

Part II — Other Information
Item 1. Legal Proceedings	99

Item 6. Exhibits	99

Signature	101
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements
REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net sales(1)	$2,063	$2,146	$6,078	$6,141
Net sales, related party	137	93	380	329

Net sales	2,200	2,239	6,458	6,470
Costs and expenses:
Cost of products sold(1)	1,148	1,184	3,424	3,437
Selling, general and administrative expenses	411	387	1,263	1,124
Amortization expense	6	6	18	19
Asset impairment and exit charges	—	—	—	38

Operating income	635	662	1,753	1,852
Interest and debt expense	55	55	165	176
Interest income	(3)	(3)	(9)	(9)
Other expense (income), net	2	(8)	2	4

Income from continuing operations before income taxes	581	618	1,595	1,681
Provision for income taxes	214	237	571	661

Income from continuing operations	367	381	1,024	1,020
Losses from discontinued operations, net of tax	—	—	—	(216)

Net income	$367	$381	$1,024	$804

Basic income per share:
Income from continuing operations	$0.63	$0.65	$1.76	$1.75
Losses from discontinued operations	—	—	—	(0.37)

Net income	$0.63	$0.65	$1.76	$1.38

Diluted income per share:
Income from continuing operations	$0.63	$0.65	$1.75	$1.75
Losses from discontinued operations	—	—	—	(0.37)

Net income	$0.63	$0.65	$1.75	$1.38

Dividends declared per share	$0.53	$0.45	$1.59	$1.35

(1)	Excludes excise taxes of $1,050 million and $1,130 million for the three months ended September 30, 2011 and 2010, respectively, and $3,116 million and $3,279 million for the nine months ended September 30, 2011 and 2010, respectively.
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash flows from (used in) operating activities:
Net income	$1,024	$804
Losses from discontinued operations, net of tax	—	216
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	104	115
Asset impairment and exit charges	—	38
Deferred income tax expense	108	143
Pension and postretirement	(30)	(225)
Tobacco settlement	(245)	(224)
Other, net	(120)	151

Net cash flows from operating activities	841	1,018

Cash flows from (used in) investing activities:
Capital expenditures	(142)	(115)
Net proceeds from sale of business	202	—
Proceeds from termination of joint venture	32	28
Other, net	13	17

Net cash flows from (used in) investing activities	105	(70)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(903)	(787)
Repayment of long-term debt	(400)	(300)
Proceeds from termination of interest rate swaps	186	—
Other, net	(12)	—

Net cash flows used in financing activities	(1,129)	(1,087)

Effect of exchange rate changes on cash and cash equivalents	(2)	(6)

Net cash flows related to discontinued operations, net of tax benefit	—	(326)

Net change in cash and cash equivalents	(185)	(471)
Cash and cash equivalents at beginning of period	2,195	2,723

Cash and cash equivalents at end of period	$2,010	$2,252

Income taxes paid, net of refunds	$525	$438
Interest paid, net of capitalized interest (2011 — $3; 2010 — $3)	$114	$135
See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,010	$2,195
Accounts receivable	88	118
Accounts receivable, related party	74	48
Notes receivable	33	34
Other receivables	18	10
Inventories	914	1,055
Deferred income taxes, net	963	946
Prepaid expenses and other	305	195
Assets held for sale	—	201

Total current assets	4,405	4,802
Property, plant and equipment, net of accumulated depreciation (2011 — $1,617; 2010 — $1,600)	1,052	1,002
Trademarks and other intangible assets, net of accumulated amortization (2011 — $690; 2010 — $672)	2,656	2,675
Goodwill	8,010	8,010
Other assets and deferred charges	280	589

	$16,403	$17,078

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$179
Tobacco settlement accruals	2,341	2,589
Due to related party	4	4
Deferred revenue, related party	10	53
Current maturities of long-term debt	460	400
Other current liabilities	1,117	1,147

Total current liabilities	4,046	4,372
Long-term debt (less current maturities)	3,212	3,701
Deferred income taxes, net	702	518
Long-term retirement benefits (less current portion)	1,485	1,668
Other noncurrent liabilities	244	309
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2011 — 582,911,836; 2010 — 583,043,872)	—	—
Paid-in capital	8,559	8,535
Accumulated deficit	(458)	(547)
Accumulated other comprehensive loss (defined benefit pension and postretirement plans: 2011 — $(1,346); 2010 — $(1,446), net of tax)	(1,387)	(1,478)

Total shareholders’ equity	6,714	6,510

	$16,403	$17,078

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 — Business and Summary of Significant Accounting Policies
Overview
     The condensed consolidated financial statements (unaudited) include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe; and Niconovum AB.
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
Basis of Presentation
     The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
State Settlement Agreements expense	$628	$650	$1,850	$1,887
Federal tobacco quota buyout expense	55	62	173	184
FDA user fee expense	28	15	88	45
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
     The components of the pension benefits and the postretirement benefits are set forth below:

	For The Three Months				For The Nine Months
	Ended September 30,				Ended September 30,
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$7	$7	$1	$1	$20	$22	$2	$3
Interest cost	75	80	19	20	225	239	56	60
Expected return on plan assets	(93)	(90)	(5)	(5)	(280)	(269)	(14)	(14)
Amortization of prior service cost (credit)	1	1	(7)	(6)	3	3	(21)	(18)
Amortization of net loss	35	30	7	5	105	90	22	14
Curtailment	—	—	—	1	—	—	—	1
Settlements	3	—	—	—	3	—	—	—

Total benefit cost	$28	$28	$15	$16	$76	$85	$45	$46

Employer Contributions
     RAI disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $318 million to its pension plans in 2011. As of September 30, 2011, RAI expects to contribute up to $218 million to its pension plans in 2011, of which $91 million was contributed during the first nine months of 2011.
Recently Issued Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board, referred to as FASB, amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2012, and is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.
     In June 2011, the FASB issued amended guidance which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment will not have an impact on RAI’s results of operations, cash flows or financial position.
     In September 2011, the FASB issued amended guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the current two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2012, and will not have a material impact on RAI’s results of operations, cash flows or financial position.
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
     Financial assets and liabilities carried at fair value in the condensed consolidated balance sheet (unaudited) as of September 30, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,574	$—	$—	$1,574
Other assets and deferred charges:
Auction rate securities	—	—	60	60
Mortgage-backed security	—	—	13	13
Marketable equity security	14	—	—	14
Assets held in grantor trusts	3	—	—	3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Financial assets and liabilities carried at fair value in the consolidated balance sheet as of December 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,136	$—	$—	$2,136
Other assets and deferred charges:
Auction rate securities	—	—	61	61
Mortgage-backed security	—	—	14	14
Marketable equity security	24	—	—	24
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	227	—	227
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(22)	—	(22)
     There were no changes among the levels in the nine months ended September 30, 2011 and year ended December 31, 2010.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.
     RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of September 30, 2011.
     Financial assets classified as Level 3 investments were as follows:

	September 30, 2011			December 31, 2010
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	(Loss)(1)	Fair Value	Cost	(Loss)(1)	Fair Value
Auction rate securities	$99	$(39)	$60	$99	$(38)	$61
Mortgage-backed security	26	(13)	13	27	(13)	14

	$125	$(52)	$73	$126	$(51)	$75

(1)	Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.
     The changes in the Level 3 investments during the nine months ended September 30, 2011, were as follows:

	Auction Rate Securities
		Gross
		Unrealized	Estimated
	Cost	(Loss)	Fair Value
Balance as of January 1, 2011	$99	$(38)	$61
Unrealized loss	—	(1)	(1)

Balance as of September 30, 2011	$99	$(39)	$60

	Mortgage-Backed Security
		Gross
		Unrealized	Estimated
	Cost	(Loss)	Fair Value
Balance as of January 1, 2011	$27	$(13)	$14
Redemptions	(1)	—	(1)

Balance as of September 30, 2011	$26	$(13)	$13

Fair Value of Debt
     The estimated fair value of RAI’s and RJR’s outstanding long-term notes, in the aggregate, was $4.0 billion and $4.3 billion with an effective average annual interest rate of approximately 5.9% and 5.4%, as of September 30, 2011 and December 31, 2010, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.
Interest Rate Management
     From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset. These interest rate swaps effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%.
     During September 2011, RAI and RJR terminated interest rates swap agreements with a notional amount of $1.5 billion and maturity dates ranging from June 1, 2012 to June 15, 2017. RAI and RJR received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
change the effective fixed rate of interest associated with the underlying debt of approximately 4.0%. As of September 30, 2011, RAI and RJR had no outstanding interest rate swaps.
     Interest rate swaps impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest and debt expense	$(12)	$(12)	$(37)	$(36)
Other expense (income), net	3	(9)	4	(4)
Note 3 — Intangible Assets
     An insignificant change to the carrying amount of goodwill during the nine months ended September 30, 2011, was due to foreign exchange rate fluctuations.
     The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	All Other		Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2010	$11	$54	$18	$—	$—	$29	$54
Amortization	(5)	(11)	(2)	—	—	(7)	(11)

Balance as of September 30, 2011	$6	$43	$16	$—	$—	$22	$43

Indefinite-lived:
Balance as of December 31, 2010	$1,152	$99	$1,136	$155	$50	$2,443	$149
Foreign currency translation	—	—	—	—	(1)	—	(1)

Balance as of September 30, 2011	$1,152	$99	$1,136	$155	$49	$2,443	$148

     Details of intangible assets as of September 30, 2011, were as follows:

		Accumulated
	Gross	Amortization	Net
Finite-lived:
Contract manufacturing agreements	$151	$108	$43
Trademarks	101	79	22
Indefinite-lived	3,094	503	2,591

	$3,346	$690	$2,656

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2011	$5
2012	22
2013	17
2014	10
2015	1
Thereafter	10

$65

Note 4 — Asset Impairment and Exit Charges
     On May 28, 2010, RAI announced that its operating companies were taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. One of RJR Tobacco’s cigarette factories in Winston-Salem, North Carolina is expected to close by the end of 2011, and a factory in Yabucoa, Puerto Rico has closed. Production from those facilities transferring to RJR Tobacco’s facility in Tobaccoville, North Carolina is expected to be completed in 2011. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees received severance benefits. During the nine months ended September 30, 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that was paid during 2010.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     This accrual adjustment was included in losses from discontinued operations in the condensed consolidated statement of income (unaudited) for the nine months ended September 30, 2010. Of the aggregate accrual adjustments of $307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations, and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit of $68 million as of September 30, 2010, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2010. The remaining tax benefits were realized during the fourth quarter of 2010.
Note 6 — Income Per Share
     The components of the calculation of income per share were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Income from continuing operations	$367	$381	$1,024	$1,020
Losses from discontinued operations	—	—	—	(216)

Net income	$367	$381	$1,024	$804

Basic weighted average shares, in thousands	582,912	583,052	582,939	582,977
Effect of dilutive potential shares:
Stock units	3,170	1,959	2,929	1,661

Diluted weighted average shares, in thousands	586,082	585,011	585,868	584,638

     The basic income per share calculations include any restricted shares awarded under the RAI Long-Term Incentive Plan, referred to as the LTIP, during the vesting period, as the shares were determined to be participating securities because they had non-forfeitable dividend rights equivalent to common shares.
Note 7 — Inventories
     The major components of inventories were as follows:

	September 30, 2011	December 31, 2010
Leaf tobacco	$813	$997
Other raw materials	41	44
Work in process	68	64
Finished products	157	122
Other	25	25

Total	1,104	1,252
Less LIFO allowance	190	197

	$914	$1,055

     RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 8 — Income Taxes
     The provision for income taxes from continuing operations was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Provision for income taxes from continuing operations	$214	$237	$571	$661
Effective tax rate	36.9%	38.3%	35.8%	39.3%
     The effective tax rate for the first nine months of 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for the first nine months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
Note 9 — Borrowing Arrangements
     On July 29, 2011, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. This agreement replaces RAI’s Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, as amended.
     The Credit Agreement contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement, and (b) limit the ability of RAI and its Material Subsidiaries, as such term is defined in the Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio and 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is July 29, 2015, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.
     RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of September 30, 2011, there were no borrowings, and $7 million of letters of credit outstanding, under the Credit Agreement.
     Under the terms of the Credit Agreement, RAI is required to pay a facility fee of between 0.20% and 0.40% per annum, based on the facility’s credit ratings, on the lender commitments in respect of the revolving credit facility thereunder.
     Borrowings under the Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, based upon the credit ratings assigned to the Credit Agreement, plus:
•	the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.
     Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the revolving credit facility under the Credit Agreement bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.
     The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.
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
     In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, British American Tobacco p.l.c., referred to as BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first nine months of 2011 and 2010 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.
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
Accounting for Tobacco-Related Litigation Contingencies
     In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco and American Snuff Co., as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable, except for four Engle Progeny cases described below.
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
     An accrual of $63 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2011 for the four Engle Progeny cases, described below, that have proceeded through the appellate process in the state of Florida. RJR Tobacco will seek further review of these four cases by the U.S. Supreme Court. This amount includes $53 million for compensatory and punitive damages and $10 million for attorneys’ fees and statutory interest through September 30, 2011. No other liabilities for pending smoking and health litigation have been recorded as of September 30, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Generally, RJR Tobacco and its affiliates and indemnitees have not settled, and currently RJR Tobacco and its affiliates do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims.
     The only material settlements of smoking and health tobacco litigation claims reached by RJR Tobacco and B&W involved:
•	the State Settlement Agreements and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Litigation Affecting the Cigarette Industry — Broin II Cases.”
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
     As with claims that were resolved by the State Settlement Agreements, the other cases settled by RJR Tobacco can be distinguished from existing cases pending against RJR Tobacco and its affiliates and indemnitees. The original Broin case, discussed below under “— Litigation Affecting the Cigarette Industry — Broin II Cases,” was settled in the middle of trial during negotiations concerning a possible nation-wide settlement of claims similar to those underlying the State Settlement Agreements.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2011.
Cautionary Statement
     Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim (except for the four Engle Progeny cases described below) against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.
     Although RJR Tobacco believes that it has valid bases for appeals of adverse verdicts in its pending cases, and RJR Tobacco and RAI believe they have valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in pending cases, and that additional cases could be decided unfavorably against RAI, RJR Tobacco or their affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could have a material adverse effect on the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
both RJR Tobacco, its affiliates and B&W; and cases brought solely against B&W and assumed by RJR Tobacco in the B&W business combination.
     During the third quarter of 2011, 19 tobacco-related cases, including 12 Engle Progeny cases, were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2011, there were 171 cases pending against RJR Tobacco or its affiliates or indemnitees: 160 in the United States; 10 in Canada and one in Israel, as compared with 194 total cases on September 30, 2010. The U.S. case number does not include the 588 individual smoker cases pending in West Virginia state court as a consolidated action, 6,593 Engle Progeny cases (as hereinafter defined), involving approximately 7,899 individual plaintiffs, and 2,586 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on September 30, 2011, 25 are pending in federal court, 135 in state court, primarily in the following states: Florida (30 cases); Missouri (20 cases); New York (17 cases); Louisiana (13 cases); California (9 cases); and Illinois (9 cases).
     The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of September 30, 2011, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of June 30, 2011, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, filed with the SEC on August 8, 2011, and a cross-reference to the discussion of each case type.

		Change in
		Number of
	RJR Tobacco’s	Cases Since
	Case Numbers as	June 30, 2011	Page
Case Type	of September 30, 2011	Increase/(Decrease)	Reference
Individual Smoking and Health	93	-46	28
West Virginia IPIC (Number of Plaintiffs)*	1(588)	(-12)	30
Engle Progeny (Number of Plaintiffs)**	6,593 (7,899)	-38 (-64)	30
Broin II	2,586	-2	38
Class-Action	15	No Change	39
Health-Care Cost Recovery	3	No Change	44
State Settlement Agreements-Enforcement and Validity; Adjustments	33	No Change	50
Antitrust	1	No Change	54
Other Litigation and Developments	15	-2	54

*	Includes as one case the 588 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases may decrease as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.
     The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases, the Louisiana state court class-action case, Scott v. American Tobacco Co., and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Individual Engle Progeny cases are pending in both federal and state court in Florida. As of September 30, 2011, 3,246 cases were pending in federal court, and 3,347 cases were pending in state court. These cases include approximately 7,899 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases and multi-plaintiff federal cases being dismissed or consolidated. In addition, as of September 30, 2011, RJR Tobacco was aware of 33 additional cases that had been filed but not served (with 306 plaintiffs). Fifty-three trials have occurred in Florida state court since 2009, and numerous state court trials are scheduled for the remainder of 2011 and 2012.
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
     The state courts in Florida, however, have taken two entirely different approaches. In Martin v. R. J. Reynolds Tobacco Co., the First District Court of Appeal, referred to as the First DCA, held that the Engle findings establish not only facts that were “actually adjudicated” in favor of the class in Engle, but also all facts that could have been decided in favor of the class. The court in Martin thus held that, “no matter the wording of the findings” in Engle, individual Engle Progeny plaintiffs need not “demonstrate the relevance of the findings to their lawsuits” in order to prevent litigation on otherwise contested issues of misconduct. The court in Martin expressly disagreed with the Eleventh Circuit decision in Bernice Brown on this point.
     In Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., the Fourth District Court of Appeal, referred to as the Fourth DCA, expressly disagreed with both Bernice Brown and Martin on the proper use of the Engle findings. Like Martin but unlike Bernice Brown, the court in Jimmie Lee Brown held that the Engle findings establish certain issues of misconduct in every Engle progeny case. Unlike Martin, however, the court in Jimmie Lee Brown held that class membership was not sufficient to establish claims for strict liability and negligence. The court held that, in addition to proving that addiction caused an injury to the smoker, the plaintiff also was required to prove that a product defect or negligence caused that injury. RJR Tobacco will seek further review of Jimmie Lee Brown in the Florida Supreme Court.
     The Florida Supreme Court, the First DCA, and the Fourth DCA thus far have failed to address the due process argument. The First DCA in Martin did not mention due process, despite it being one of RJR Tobacco’s central contentions on appeal. Moreover, in Campbell, Gray and Hall, three subsequent individual Engle Progeny appeals, the First DCA refused to issue any opinion; instead, it affirmed the plaintiffs’ verdicts by per curiam orders citing Martin with no explanation. The First DCA has twice refused to certify the question of the proper use of the Engle findings as one of exceptional importance warranting review by the Florida Supreme Court, even though that question affects every Engle Progeny case and notwithstanding the explicit disagreement between the state and federal courts on this issue. Moreover, on July 19, 2011, the Florida Supreme Court refused to exercise its discretionary jurisdiction to review Martin and issued summary denial of petitions in Campbell, Gray and Hall, which are discussed specifically below in “— Engle and Engle Progeny Cases.”
     The Fourth DCA in Jimmie Lee Brown recognized RJR Tobacco’s due process argument as an important issue, but held that until the Florida Supreme Court addresses the issue, it is bound to follow the Florida Supreme Court’s opinion in Engle. To date, no other Florida District Court of Appeal has addressed the issues on which the Bernice Brown, Martin and Jimmie Lee Brown courts were divided, but RJR Tobacco has pending appeals presenting these issues in the Second, Third and Fifth Florida District Courts of Appeal. RJR Tobacco intends to seek review of its due process claims in the U.S. Supreme Court, sometimes referred to as the USSC, in Martin, as well as in Campbell, Gray and Hall.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In the third quarter of 2011, based on its evaluation of the Martin, Campbell, Gray and Hall cases, RJR Tobacco reflected an accrual for loss of $63 million on these cases ($53 million for compensatory and punitive damages and $10 million for attorneys’ fees and statutory interest through September 30, 2011). The following chart reflects the details related to these verdicts:

		Compensatory
	RJR Tobacco	Damages (as
Plaintiff Case Name	Allocation of Fault	adjusted)*	Punitive Damages	Appeal Status
Martin	66%	$3,300,000	$25,000,000	USSC petition to be filed
Campbell	39%	3,040,000	—	USSC petition to be filed
Gray	60%	4,200,000	2,000,000	USSC petition to be filed
Hall	65%	3,250,000	12,500,000	USSC petition to be filed

Totals		$13,790,000	$39,500,000
     The following chart reflects the verdicts in the individual Engle Progeny cases that have been tried and remain pending as of September 30, 2011, in which a verdict has been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both, for which RJR Tobacco has reflected no liability as of September 30, 2011. It does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

		Compensatory
	RJR Tobacco	Damages (as
Plaintiff Case Name	Allocation of Fault	adjusted)*	Punitive Damages	Appeal Status
Sherman	50%	$775,000	$—	Pending - Fourth DCA
Brown	50%	600,000	—	Fourth DCA affirmed; Motion for Certification Pending
Douglas	5%	250,000	—	Pending - Second DCA
Cohen	33.3%	3,300,000	10,000,000	Pending - Fourth DCA
Clay	60%	2,100,000	17,000,000	Pending - First DCA
Townsend	51%	5,500,000	40,800,000	Pending - First DCA
Putney	30%	4,500,000	2,500,000	Pending - Fourth DCA
Grossman	25%	484,000	—	Pending - Fourth DCA
Buonomo	77.5%	4,060,000	15,700,000	Pending - Fourth DCA
Alexander	51%	1,275,000	2,500,000	Pending - First DCA
Piendle	27.5%	1,100,000	180,000	Pending - Fourth DCA
Koballa	30%	300,000	—	Pending - Fifth DCA***
Webb	90%	7,200,000	72,000,000	Pending - First DCA
Kirkland	10%	10,000	250,000	Pending - Second DCA
Huish	25%	188,000	1,500,000	Pending - First DCA
Mack	51%	510,000	—	Pending - First DCA
Andy Allen	45%	2,700,000	8,100,000	Post-trial motions pending**
Jewett	20%	219,000	—	Pending - First DCA
Reese	30%	1,100,000	—	Pending - Third DCA
Soffer	40%	2,000,000	—	Pending - First DCA
Ciccone	30%	1,000,000	50,000	Post-trial motions denied**
Bowman	30%	450,000	—	Post-trial motion denied**

Totals		$39,621,000	$170,580,000

*	Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

**	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the DCA in which the cases are pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

***	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.
     As of September 30, 2011, jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the total amount of $53,410,000 in compensatory damages (as adjusted) and $210,080,000 in punitive damages, for a total of $263,490,000. All of these verdicts are at various stages in the appellate process, including Martin, Campbell, Gray and Hall, which RJR Tobacco will seek review by the USSC. Except for those four cases, no liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s consolidated balance sheet (unaudited) as of September 30, 2011. RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. RJR Tobacco will petition the USSC to review its due process claims in the Martin, Campbell, Gray and Hall cases, and additionally in other cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.
     This recognition of Engle Progeny cases as of September 30, 2011, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. Accordingly, although RJR Tobacco intends to seek review by the USSC in the Martin, Campbell, Gray and Hall cases, RJR Tobacco recognized a liability for each of these cases as of September 30, 2011.
     In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. In April 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants were required to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. In September 2010, the defendants’ application for writ of certiorari with the Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. The U.S. Supreme Court also granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will continue to face an increased number of tobacco-related trials when compared to recent years. There are 8 cases, exclusive of Engle Progeny cases, scheduled for trial as of September 30, 2011 through September 30, 2012, for RJR Tobacco or its affiliates and indemnitees: West Virginia IPIC, five individual smoking and health cases, two other non-smoking and health cases and one class action. There are 68 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through September 30, 2012, but it is not known how many of these cases will actually be tried.
     Trial Results. From January 1, 2008 through September 30, 2011, 60 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 32 cases, including 17 mistrials, tried in Florida (28), Missouri (2) and West Virginia (2). Verdicts in favor of the plaintiffs were returned in 26 cases tried in Florida and one in Connecticut. One case in Florida was dismissed during trial.
     In the third quarter of 2011, five Engle Progeny cases in which RJR Tobacco was a defendant were tried:
•	In Ciccone v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, George Ciccone, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages.

•	In Weingart v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the plaintiff to be 91% at fault.

•	In Kaplan v. R. J. Reynolds Tobacco Co., the court declared a mistrial on September 12, 2011 due to the inability to seat a jury.

•	In Ojeda v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco on September 15, 2011.

•	In Bowman v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Michael Bowman, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages on September 23, 2011.
     For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.
In addition, since the end of the third quarter of 2011, jurors returned a verdict in the following Engle Progeny case:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	In Junious v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants on October 20, 2011.

•	In Szymanski v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants on October 20, 2011.
     For a detailed description of the above-described case, see “— Engle and Engle Progeny Cases” below.
     In the third quarter of 2011, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant was tried.
     The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of September 30, 2011, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages. In August 2009, a new trial on punitive damages was conducted, and the jury awarded $1.5 million.	See “— Individual Smoking and Health Cases” below.

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases — Department of Justice Case” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $484,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 22, 2011	Huish v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$750,000 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $187,500; $1.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cross-Reference to
Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

April 26, 2011	Andy Allen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$6 million in compensatory damages; 45% of fault assigned to RJR Tobacco, which reduced the award to $2.7 million; $17 million in punitive damages against each defendant awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Jewett v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $218,600. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Reese v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County, (Miami, FL)	$3.6 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

June 16, 2011	Soffer v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $2 million; No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

July 15, 2011	Ciccone v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$3.2 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1 million; $50,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

July 19, 2011	Weingart v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court Palm Beach County (West Palm Beach, FL)	Jury did not award damages; however, the plaintiff was awarded $150,000 on September 16, 2011.	See “— Engle and Engle Progeny Cases” below.

September 23, 2011	Bowman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.5 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $450,000; No punitive damages awarded	See “— Engle and Engle Progeny Cases” below.
Individual Smoking and Health Cases
     As of September 30, 2011, 93 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
discussed below. A total of 90 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.
     Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to September 30, 2011, or remained on appeal as of September 30, 2011.
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
     On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to cease smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 9, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. In June 2004, the parties’ post-trial motions were denied by the trial judge, except that the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. The plaintiff stipulated to the reduction in punitive damages in January 2005. Defendants filed a notice of appeal of the orders on post-trial motions in January 2005. In July 2006, the Appellate Division, New York Supreme Court, Second Department, directed that the plaintiffs’ claims for design defect be dismissed, but otherwise affirmed the orders denying defendants’ post-trial motions. Following remand from this appellate decision, the plaintiff withdrew her request for additur of the compensatory damages, and in December 2006, the trial judge granted this request, and reinstated the original $350,000 compensatory damages jury verdict.
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
     On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault, and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals, and in July 2007, the court affirmed the compensatory damages and ordered a new trial on punitive damages. In December 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began in July 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, awarded the plaintiffs $1.5 million in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. Oral argument occurred on September 28, 2011. A decision is pending.
     On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. The court denied RJR Tobacco’s motion for a new trial in August 2011, and RJR Tobacco filed a notice of appeal in September 2011. Briefing is underway.
     On May 19, 2011, a jury returned a verdict in favor of RJR Tobacco in Hargroves v. R. J. Reynolds Tobacco Co., a case filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered, and the plaintiff filed a motion for a new trial. At a hearing in June 2011, the court denied the plaintiff’s motion. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal in August 2011. Briefing is underway.
West Virginia IPIC
     In West Virginia, as of September 30, 2011, 588 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The Court has now moved the case to Ohio County (Wheeling) with a new Phase I trial having commenced on October 19, 2011.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In November 2000, the trial judge denied all post-trial motions and entered judgment. The Florida Third District Court of Appeal, referred to as Third DCA, reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case in May 2004.
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
     Pursuant to the Florida Supreme Court’s July 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claim they meet the conditions in Engle, also are attempting to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of September 30, 2011, RJR Tobacco had been served in 6,593 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 7,899 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial.
     Three federal district courts ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings, in Bernice Brown v. R. J. Reynolds Tobacco Co. and Burr v. Philip Morris USA, Inc., were certified by the trial court for interlocutory review. In July 2010, the Eleventh Circuit held, as a matter of Florida law, that the findings from the first phase of the Engle proceedings cannot be given greater effect than what the Engle jury found. Because it rejected plaintiffs’ approach on state-law grounds, the court did not find it necessary to consider whether that approach would violate the Due Process Clause of the U.S. Constitution.
     On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court. On September 21, 2011, the Fourth DCA in Jimmie Lee Brown disagreed on state-law grounds with the First DCA’s decision in Martin as well as the Eleventh Circuit and in Bernice Brown . RJR Tobacco will seek review of Jimmie Lee Brown with the Florida Supreme Court. The defendants also have asked the federal district courts in Jacksonville and Tampa to rule on their constitutional due process objection to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
use of the Engle findings to satisfy elements of plaintiffs’ claims. The federal district court in Jacksonville heard argument on this issue on September 7, 2011. A decision is pending.
     In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May, 2011, Florida removed the provision that allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. The Alachua County court upheld the bond cap in three of those cases. The plaintiffs have appealed to the First DCA. Argument in the fourth case took place in a trial court in Escambia County in January 2011; in that case, Clay v. R. J. Reynolds Tobacco Co., the trial court upheld the bond cap. The First DCA affirmed the trial court’s decision on April 12, 2011. The First DCA issued a written opinion in Hall v. R. J. Reynolds Tobacco Co., on July 12, 2011, explaining why the statute is constitutional. The court also stated that the issues are likely to continue until they are definitively resolved by the Florida Supreme Court. As a result, the court certified to the Florida Supreme Court the question of whether the bond cap violates the Florida Constitution by limiting the amount of the bond necessary to obtain an automatic stay of the judgment against a signatory to the tobacco settlement agreement with the State of Florida. The Florida Supreme Court has not yet decided whether it will accept jurisdiction over the issue. Briefing is complete, and a decision is pending.
     Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to September 30, 2011, or remained on appeal as of September 30, 2011.
     On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. Oral argument occurred on May 10, 2011. A decision is pending.
     On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. In June 2009, RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $700,000 in July 2009. In September 2011, the Fourth DCA affirmed the trial court’s judgment. RJR Tobacco filed a motion for certification to the Florida Supreme Court, which was denied on October 21, 2011. RJR Tobacco will seek review with the Florida Supreme Court.
     On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First DCA. In October 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First DCA affirmed the final judgment in December 2010. RJR Tobacco asked the Florida Supreme Court to accept jurisdiction and review the decision of the First DCA. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond will replace the original bond that was posted and stay execution

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. The deadline for RJR Tobacco to file a writ of certiorari is December 16, 2011.
     On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million in January 2010. In March 2011, the Florida First DCA affirmed the trial court’s decision based on its prior ruling in Martin. RJR Tobacco moved the First DCA to certify the case as one of great public importance, which is the first step in seeking review by the Florida Supreme Court, but the court denied the motion. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. The deadline for RJR Tobacco to file a writ of certiorari with the U.S. Supreme Court is December 16, 2011.
     On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of compensatory and punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. In July 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. In June 2011, the First DCA affirmed per curiam the trial court’s order. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. On July 20, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $6.2 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. The deadline for RJR Tobacco to file a writ of certiorari is December 17, 2011.
     On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the decedent, Laura Grossman’s, addiction to cigarettes, she developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer. On April 29, 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000 in July 2010. The plaintiff filed a notice of cross appeal. Briefing is underway.
     On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second District Court of Appeal, referred to as the Second DCA, and posted a supersedeas bond in the amount of $250,000. Oral argument occurred on October 4, 2011. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million in May 2010. The plaintiff filed a notice of cross appeal. In May 2011, the First DCA affirmed per curiam the trial court’s decision. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. The deadline for RJR Tobacco to file a writ of certiorari is December 17, 2011.
     On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million in October 2010. Briefing is underway.
     On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. Briefing is complete. Oral argument has not been scheduled.
     On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, finding the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent, Margot Putney, suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. Briefing is underway.
     On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. Oral argument occurred on October 19, 2011. A decision is pending.
     On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million — three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. Briefing is underway.
     In Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the court declared a mistrial on May 14, 2010, due to the inability to seat a jury. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. In October 2010, the jury returned a verdict in favor of the defendants. The plaintiff’s post-trial motions were denied and final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. Briefing is underway.
     On June 18, 2010, in Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the defendant to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. In July 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $3.8 million in September 2010. The plaintiff filed a notice of cross appeal. Briefing is underway.
     On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the defendant to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants have filed a notice of appeal to the Fourth DCA. In February 2011, RJR Tobacco posted a supersedeas bond in the amount of $1.28 million. Briefing is underway.
     On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. In September 2010, the court denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal to the Fourth DCA. Briefing is underway.
     On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. Post-trial motions were filed, and RJR Tobacco included a request to enter judgment in favor of RJR Tobacco. In August 2011, the court denied RJR Tobacco’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
post-trial motions and entered final judgment. RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $300,000. Briefing is underway.
     On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The case was filed in January 2008, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal to the Fourth DCA. Briefing is underway.
     On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Levy County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. Oral argument occurred on October 12, 2011. A decision is pending.
     On January 5, 2011, in Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Retrial is scheduled to begin on November 28, 2011.
     On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The case was filed in January 2008, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases. The plaintiff’s post-trial motions were denied, and final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA on April 12, 2011. RJR Tobacco filed a motion to dismiss the appeal as premature due to the trial court not ruling on RJR Tobacco’s post-trial motions. The motion to dismiss the appeal was denied, however, the appellate court relinquished jurisdiction for 45 days to allow the trial court to address the outstanding post-trial motions. RJR Tobacco’s post-trial motions were denied in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. Briefing is underway.
     On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. Post-trial motions were denied, and the defendants filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.69 million. Briefing is underway.
     On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. Post-trial motions were denied, and final judgment was entered in April 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $510,000 in May 2011. Briefing is underway.
     On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
disease and other smoking related diseases. Final judgment was entered, and the plaintiff’s motion for a new trial was denied. The plaintiff filed a notice of appeal to the First DCA and the defendants filed a notice of cross appeal in June 2011. Briefing is underway.
     On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The case was filed in December 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants have filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order.
     On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The case was filed in September 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. Post-trial motions are currently pending. On October 17, 2011, the court entered a remittance of the punitive damages to $8.1 million. RJR Tobacco will file a notice of appeal.
     On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The case was filed in September 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. In September 2011, the court denied RJR Tobacco’s post-trial motions. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $1.07 million. Briefing is underway.
     On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure. The defendants’ post-trial motions were denied in May 2011 and July 2011. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. Briefing is underway.
     On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
developed lung cancer and other smoking-related conditions and/or diseases. Post-trial motions were denied. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. Briefing is underway.
     On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., the jury returned a verdict finding the plaintiff is a member of the Engle class. The case was filed in August 2004, in the Circuit Court, Broward County, Florida. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault. In August 2011, the court denied RJR Tobacco’s post-trial motions. Final judgment was entered, and RJR Tobacco filed a notice of appeal. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. Briefing is underway.
     On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the plaintiff to be 91% at fault. The case was filed in November 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent, Claire Weingart, developed lung cancer and other smoking related diseases and/or medical conditions. In September 2011, the court granted the plaintiff’s motion for additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. If the additur is rejected by the defendants, the plaintiff will be granted a new trial on damages only. The defendants filed an objection to the order on the motion for additur or new trial. On October 17, 2011, the defendants filed a joint notice of appeal to the Fourth DCA. The defendants’ objection to the order on the motion for addition or new trial was withdrawn on October 19, 2011.
     On September 12, 2011, in Kaplan v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in October 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that as a result of using the defendants’ products she suffers from chronic obstructive pulmonary disease and other smoking-related medical conditions and/or diseases which was caused by her addiction to cigarettes. This is the second mistrial in the case.
     On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in October 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases. The plaintiff filed a motion for a new trial, and a hearing is scheduled for March 7, 2012. Final judgment was entered September 26, 2011.
     On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Michael Bowman, suffered from esophageal cancer. The court denied the defendant’s post-trial motions in October 2011. The deadline to file a notice of appeal is November 2, 2011.
     On October 20, 2011, in Junious v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants. The case was filed in July 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent, Annie Ingraham, suffered from chronic obstructive pulmonary disease.
     On October 20, 2011, in Szymanski v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants. The case was filed in November 2007, in the Circuit Court, Lee County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the plaintiff suffers from various smoking-related conditions and diseases.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of September 30, 2011, there were 2,586 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.
Class-Action Suits
     Overview. As of September 30, 2011, 15 class-action cases, exclusive of one antitrust class action, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia, New Mexico and Arizona. All pending class-action cases are discussed below.
     The pending class actions against RJR Tobacco or its affiliates or indemnitees include nine cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri, New Mexico, California and Arizona and are discussed below under “— ‘Lights’ Cases.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In December 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. In April 2010, the court of appeals amended but largely affirmed the trial court’s July 2008 judgment and ordered the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ motion for rehearing was denied. In September 2010, the defendants’ application for writ of certiorari or review and their emergency motion to stay execution of judgment with the Louisiana Supreme Court were denied. In September 2010, the U.S. Supreme Court granted the defendant’s motion to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court in December 2010. The court denied the petition on June 27, 2011. RJR Tobacco accrued $139 million, the portions of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011.
     California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint, and discovery is underway. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. The plaintiffs’ motion for reconsideration was denied. The court tentatively granted the plaintiffs’ motion to amend the complaint by adding new class representatives and denied the defendants’ motion to dismiss. The plaintiffs filed an eleventh amended complaint adding new class representatives in July 2011. Trial is scheduled for September 14, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. On May 5, 2011, Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’ petition for leave to appeal and returned the case to the trial court for further proceedings.
     In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification in December 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting their advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. In March 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint in March 2009, to add a claim of unjust enrichment and, to include in the class, individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the amended complaint in March 2009. In July 2009, the plaintiffs filed an additional motion for class certification. In September 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the “lights” claims as to all defendants other than Philip Morris. In February 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. In April 2010, the court granted the plaintiffs’ motion to file a fourth amended complaint and withdraw the motion to reinstate count I by identifying a new plaintiff. The defendants filed a motion to dismiss the plaintiffs’ fourth amended complaint, which was granted in June 2010. The court denied the plaintiffs’ motion to reconsider, and in August 2010, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit. In August 2011, the Seventh Circuit affirmed the trial court’s judgment. The plaintiffs filed a petition for rehearing with a suggestion for rehearing en banc.
     In VanDyke v. R. J. Reynolds Tobacco Co., a case filed in August 2009 in the U.S. District Court for the District of New Mexico against RJR Tobacco and RAI, the plaintiffs brought the case on behalf of all New Mexico residents who from July 1, 2004, to the date of judgment, purchased, not for resale, the defendants’ cigarettes labeled as “lights” or “ultra-lights.” The plaintiffs allege fraudulent misrepresentation, breach of express warranty, breach of implied warranties of merchantability and of fitness for a particular purpose, violations of the New Mexico Unfair Practices Act, unjust enrichment, negligence and gross negligence. The plaintiffs seek a variety of damages, including actual, compensatory and consequential damages to the plaintiff and the class but not damages for personal injury or health-care claims. Discovery is underway. On October 21, 2011, a stipulation of dismissal was filed by both parties.
     In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, non-disclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. Discovery is underway. The case was referred to mediation in May 2011 to determine whether the case might be suitable for mediation. A decision is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     As of September 30, 2011, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.
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
     Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2009 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

			2011 and
	2009	2010	thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136
Florida Annual Payment	440	440	440
Texas Annual Payment	580	580	580
Minnesota Annual Payment	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004	8,004
Base Foundation Funding	—	—	—
Growers’ Trust(2)	295	295	—
Offset by federal tobacco buyout(2)	(295)	(295)	—

Total	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,540	$2,496	—
Settlement cash payments	$2,249	$2,519	—
Projected settlement expenses			$>2,500
Projected settlement cash payments			$>2,500

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share. For further information, see “— State Settlement Agreements-Enforcement and Validity; Adjustments” below.

(2)	The Growers’ Trust payments expired December 2010 and were offset by certain obligations resulting from the federal tobacco buyout legislation, not included in this table, signed in October 2004. See “—Tobacco Buyout Legislation and Related Litigation” below.
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
     RJR Tobacco, B&W and the Department of Justice filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion to vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants have filed a notice of appeal.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	British Columbia - In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. In February 2010, the trial date was adjourned, and no new date has been set.

•	New Brunswick - In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2008, which is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the British Columbia action described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010.

•	Ontario - In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Ontario court. A decision is pending.

•	Newfoundland and Labrador - In February 2011, a case was filed on behalf of the Province of Newfoundland and Labrador, Canada, hereinafter Newfoundland, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the General Trial Division of the Supreme Court of Newfoundland and Labrador. The claim is brought pursuant to legislation passed in Newfoundland in 2001 and proclaimed in February 2011, which is substantially similar to the revised British Columbia statute described above. In this action, the Newfoundland government seeks to recover essentially the same types of damages that are being sought in the British Columbia, New Brunswick and Ontario actions described above based on analogous theories of liability. RJR and its affiliate have brought a motion challenging the jurisdiction of the Newfoundland court. A decision is pending.

•	Israel - In September 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Native American Tribe Cases. As of September 30, 2011, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.
Other Cases
     In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit in the U.S. District Court for the Western District of Kentucky (Commonwealth Brands, Inc., v. United States of America), challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. The parties finished briefing their respective cross-motions for summary judgment in December 2009, and in January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. Oral argument occurred July 27, 2011. A decision is pending.
     On February 25, 2011, RJR Tobacco, Lorillard Inc., and Lorillard Tobacco Company jointly filed a lawsuit, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The defendants filed a motion to dismiss in April 2011. A hearing date has not been scheduled. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint and briefing is underway.
     On August 16, 2011, RJR Tobacco and Santa Fe Natural Tobacco Company, Inc. joined other tobacco manufacturers in a lawsuit, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. The court heard oral argument on the motion for preliminary injunction on September 21, 2011 and will issue a decision on the motion by early November 2011. The Government’s brief in opposition to the plaintiffs’ motion for summary judgment as well as its own dispositive motion was filed on October 21, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
State Settlement Agreements-Enforcement and Validity; Adjustments
     As of September 30, 2011, there were 33 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.
     The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. On August 2, 2011, a scheduling order was entered, leading to a December 4, 2011 trial ready date on the remaining issues.
     In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the state that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. On August 24, 2011, the court entered an order finding in favor of the State on the Star contract manufacturing issue, that the total amount of the underpayment from B&W was approximately $3.8 million and that interest on the underpayment was approximately $4.3 million. The court appointed a special master to undertake an accounting of the benefit received by B&W for failure to include its profits from Star contract manufacturing in its net operating profits reported to the State. Finally, the court awarded the State attorneys’ fees and costs in an amount to be determined.
     In addition, in February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. On August 24, 2011, B&W filed a motion to alter or amend the court’s order, to enter final judgment as to the findings related to the Star issue and the monetary award, and to stay operation of the remainder of the order. The motion is pending.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Six of these magazine advertisement cases have been ruled upon following bench trials:
•	In Maine, RJR Tobacco received a complete defense ruling.

•	In Washington, the Washington Court of Appeals reversed, in part, a favorable ruling in favor of RJR Tobacco at the trial court, holding that some of the images used in the RJR Tobacco advertisement were cartoons, and remanded the case for further proceedings. The Washington Supreme Court declined to review the decision by the Court of Appeals. The case was settled in the second quarter of 2011 for a non-material amount.

•	In Ohio, the court agreed that the Camel advertisement did not use any cartoons, but ruled that the company should have prevented the use of cartoons in magazine-created content next to the RJR Tobacco advertisement. No monetary sanctions were awarded. RJR Tobacco appealed this decision, and the Court of Appeals reversed the trial court’s ruling regarding RJR Tobacco’s duty to prevent the use of cartoons in adjacent magazine-created content. The State petitioned the Ohio Supreme Court for review, and that petition was denied.

•	The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. Oral argument occurred in October 2011. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. Discovery will ensue regarding hours and rates. No hearing date has been set.

•	The Pennsylvania court ruled against RJR Tobacco on both claims, agreeing with the Commonwealth that the RJR Tobacco advertisement contained unspecified cartoons and that RJR Tobacco was responsible for the cartoons included in the magazine-created content, regardless of whether the company was aware of it in advance. In addition, the Pennsylvania court ordered RJR Tobacco to pay for the creation of a single page youth smoking prevention advertisement in Rolling Stone issues in Pennsylvania within a year, or pay a penalty of approximately $302,000, if it fails to do so. RJR Tobacco appealed. In August 2010, the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Pennsylvania Court of Appeals reversed the trial court on both claims. The Commonwealth filed a motion for reargument, which was denied in October 2010. In November 2010, the Commonwealth filed a petition for leave to appeal, which was denied in April 2011.

•	In Illinois, RJR Tobacco received a complete defense ruling. The State requested reconsideration of the court’s ruling, and the court reaffirmed its ruling in favor of RJR Tobacco. The State filed an appeal. On June 30, 2011, the appellate court affirmed in part and reversed in part and remanded the case to the trial court to determine the State’s attorneys’ fees and costs. The appellate court reversed the ruling that found that RJR Tobacco did not use some images that were cartoons under the consent decree in its advertisement in Rolling Stone. The appellate court affirmed the ruling that RJR Tobacco did not “cause” Rolling Stone to “use” cartoons in the editorial portion of the gatefold and affirmed the ruling that the State was not entitled to any monetary sanctions for violating the consent decree. The parties settled the case with RJR Tobacco agreeing to reimburse the State its attorneys’ fees in the amount of $250,000.
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
     As of September 30, 2011, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate Participating Manufacturer payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid.
Antitrust Cases
     A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of September 30, 2011, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in Kansas.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco, and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time. In the interim, RJR and RJR Tobacco have been paying defense costs and expenses incurred by JTI in connection with some, but not all, of the Canadian litigation matters described above. RJR Tobacco expensed $4 million during the first nine months of 2010 for funds reimbursed to JTI for costs and expenses arising out of the Canadian Litigation.
     See note 5 for additional information related to the Comprehensive Agreement entered into by RJR Tobacco with the Canadian federal, provincial and territorial governments, and the plea agreement of Northern Brands in connection with certain Canadian matters.
     European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion occurred on October 26, 2010. Supplemental briefs were then filed. Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims. Thereafter, on May 13, 2011, the court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety. On June 10, 2011, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, appealing from the May 16, 2011 judgment, as well as the March 8, 2011 and May 13, 2011 orders that respectively resulted in the dismissal of their RICO and state-law claims. Briefing is underway. A date for oral argument has not yet been scheduled.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In August 2008, the Federal Circuit issued a decision reversing the district court’s rulings against Star and remanded the case to the district court for further proceedings on the issues of validity and infringement. Star updated its reasonable royalty damages calculation to a range of $294.9 million to $362.1 million.
     In late 2008, RJR Tobacco petitioned the PTO to reexamine the claims of Star’s patents at issue in Star I based on substantial new questions of patentability. The PTO agreed to reexamine the claims ex parte. The district court decided to move forward with the trial in Star I rather than await the outcome of the reexamination proceedings.
     Trial began on May 18, 2009, and on June 16, 2009, the jury returned a verdict in favor of RJR Tobacco on every question put to it. The jury decided that RJR Tobacco had not infringed either of Star’s patents and that the patents were invalid on four independent bases.
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
     In December 2009, Star filed a notice of appeal in the Federal Circuit from the district court’s final judgment order. On August 26, 2011, the Federal Circuit issued a decision affirming the jury’s finding of non-infringement but reversing, in a split decision, on invalidity. Writing in dissent, Judge Dyk stated that he would affirm the jury’s finding of invalidity based upon indefiniteness.
     On September 26, 2011, RJR Tobacco filed a combined petition for panel rehearing and rehearing en banc with the Federal Circuit seeking rehearing on whether Star’s patents at issue are invalid based upon indefiniteness. The Federal Circuit requested that Star respond to RJR Tobacco’s petition. RJR Tobacco anticipates that Star’s response will be filed on or before October 25, 2011.
     In the PTO reexamination proceeding, the PTO in March and April 2011 issued ex parte reexamination certificates confirming the patentability of the claims of the Star patents at issue in Star I. The PTO reexamination proceeding did not address the question of whether Star’s patents are invalid based upon indefiniteness.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
RAI and RJRT has responded to the subpoenas, including the extent to which the subpoenas seek documents regarding the domestic tobacco operations acquired from B&W in 2004, and plan to otherwise cooperate appropriately with the investigation.
     In May 2011, RJR Tobacco and Santa Fe received separate letters from counsel to Walgreen Co. regarding a 60-day notice served on Walgreen by a consumer group alleging violations of California’s Proposition 65. The group claims that Walgreen provided or sold products with containers or wrappers containing insufficient warning in violation of California law. Walgreen believes that RJR Tobacco and Santa Fe provided the noticed products, and is requesting that RJR Tobacco and Santa Fe pay for Walgreen’s defense, indemnify Walgreen and hold Walgreen harmless from all liability, loss or expense (including legal expense) related to sales of any products covered by the 60-day notice, manufactured or distributed to Walgreen by RJR Tobacco and Santa Fe. In June 2011, RJR Tobacco submitted a reply to Walgreen’s counsel, and Santa Fe submitted a reply in July 2011. Neither company has received a response from Walgreen’s counsel. RJR Tobacco and Santa Fe each believes that it has valid defenses to Walgreen’s claims.
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
Smokeless Tobacco Litigation
     As of September 30, 2011, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 588 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.
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
     In September 2009, the U.S. Environmental Protection Agency, referred to as EPA, passed a rule which requires companies to monitor greenhouse gas, referred to as GHG, emissions beginning in January, 2010 and, depending upon the industry in which the particular company operates or the amount of the company’s GHG emissions, report these emissions to EPA on an annual basis, beginning in 2011. Based upon its GHG emission levels, RJR Tobacco submitted the required GHG emissions reports to the EPA pertaining to one of its facilities. RJR Tobacco is fully prepared to make annual submissions in accordance with the EPA’s regulations.
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
     As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments—Claims for Indemnification,” RJR Tobacco has received claims for indemnification from JTI, and several of these have been resolved pursuant to the SA-MR. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree what circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date.
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
Note 11 — Shareholders’ Equity and Comprehensive Income

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2009	$—	$8,498	$(579)	$(1,421)	$6,498
Net income	—	—	804	—	804	$804
Retirement benefits, net of $8 million tax expense	—	—	—	94	94	94
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	4	4	4
Cumulative translation adjustment, net of $8 million tax benefit	—	—	—	(5)	(5)	(5)

Total comprehensive income						$897

Dividends — $1.35 per share	—	—	(793)	—	(793)
Common stock repurchased	—	(5)	—	—	(5)
Equity incentive award plan and stock-based compensation	—	29	—	—	29
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance as of September 30, 2010	$—	$8,524	$(568)	$(1,328)	$6,628

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Balance as of December 31, 2010	$—	$8,535	$(547)	$(1,478)	$6,510
Net income	—	—	1,024	—	1,024	$1,024
Retirement benefits, net of $65 million tax expense	—	—	—	100	100	100
Unrealized loss on long-term investments, net of $4 million tax benefit	—	—	—	(7)	(7)	(7)

Cumulative translation adjustment	—	—	—	(2)	(2)	(2)

Total comprehensive income						$1,115

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Equity	Income
Dividends — $1.59 per share	—	—	(935)	—	(935)
Common stock repurchased	—	(6)	—	—	(6)
Equity incentive award plan and stock-based compensation	—	29	—	—	29
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of September 30, 2011	$—	$8,559	$(458)	$(1,387)	$6,714

     Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first nine months of 2011, RAI purchased 162,257 shares of RAI common stock that were forfeited with respect to tax liabilities associated with restricted stock vesting under the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.
     On February 16, 2011, May 6, 2011 and July 15, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share, or $2.12 on an annualized basis, to shareholders of record as of March 10, 2011, June 10, 2011 and September 12, 2011, respectively.
Note 12 — Stock Plans
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
     Segment Data:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2011	2010	2011	2010
Net sales:
RJR Tobacco	$1,882	$1,917	$5,533	$5,579
American Snuff	163	185	483	528
All Other	155	137	442	363

Consolidated net sales	$2,200	$2,239	$6,458	$6,470

Operating income:
RJR Tobacco	$519	$561	$1,402	$1,572
American Snuff	89	95	255	253
All Other	51	33	164	91
Corporate expense	(24)	(27)	(68)	(64)

Consolidated operating income	$635	$662	$1,753	$1,852

Reconciliation to income from continuing operations before income taxes:
Operating income	$635	$662	$1,753	$1,852
Interest and debt expense	55	55	165	176
Interest income	(3)	(3)	(9)	(9)
Other expense (income), net	2	(8)	2	4

Income from continuing operations before income taxes	$581	$618	$1,595	$1,681

Note 14 — Related Party Transactions
     RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:
     Balances:

	September 30,	December 31,
	2011	2010
Accounts receivable	$74	$48
Accounts payable	4	4
Deferred revenue	10	53
     Transactions for the nine months ended September 30:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	2011	2010
Net sales	$380	$329
Purchases	11	10
     RAI’s operating subsidiaries sell contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Pricing for contract manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 5.9% of RAI’s total net sales during the nine months ended September 30, 2011.
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
     A member of the board of directors of RAI is also the president and chief executive officer of a company from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during the nine months ended September 30, 2011 and 2010, and related amounts due at September 30, 2011 and 2010, were less than $1 million. In addition to the purchases of raw materials, in July 2011, RJR Tobacco sold an airplane to this company for approximately $8 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 15 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RAI’s $3.6 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., Santa Fe, and certain of RAI’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2011
Net sales	$—	$2,040	$30	$(7)	$2,063
Net sales, related party	—	137	—	—	137

Net sales	—	2,177	30	(7)	2,200
Cost of products sold	—	1,144	11	(7)	1,148
Selling, general and administrative expenses	8	379	24	—	411
Amortization expense	—	6	—	—	6

Operating income (loss)	(8)	648	(5)	—	635
Interest and debt expense	53	32	—	(30)	55
Interest income	(30)	(2)	(1)	30	(3)
Other expense (income), net	5	(13)	(1)	11	2

Income (loss) before income taxes	(36)	631	(3)	(11)	581
Provision for (benefit from) income taxes	(17)	230	1	—	214
Equity income (loss) from subsidiaries	386	(1)	—	(385)	—

Net income (loss)	$367	$400	$(4)	$(396)	$367

For the Three Months Ended September 30, 2010
Net sales	$—	$2,123	$41	$(18)	$2,146
Net sales, related party	—	93	—	—	93

Net sales	—	2,216	41	(18)	2,239
Cost of products sold	—	1,179	23	(18)	1,184
Selling, general and administrative expenses	3	364	21	(1)	387
Amortization expense	—	6	—	—	6

Operating income (loss)	(3)	667	(3)	1	662
Interest and debt expense	53	31	—	(29)	55
Interest income	(29)	(1)	(2)	29	(3)
Other income, net	(7)	(11)	(1)	11	(8)

Income (loss) before income taxes	(20)	648	—	(10)	618
Provision for (benefit from) income taxes	(7)	244	(1)	1	237
Equity income from subsidiaries	394	3	—	(397)	—

Net income	$381	$407	$1	$(408)	$381

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2011
Net sales	$—	$6,013	$84	$(19)	$6,078
Net sales, related party	—	380	—	—	380

Net sales	—	6,393	84	(19)	6,458
Cost of products sold	—	3,421	22	(19)	3,424
Selling, general and administrative expenses	124	1,072	67	—	1,263
Amortization expense	—	18	—	—	18

Operating income (loss)	(124)	1,882	(5)	—	1,753
Interest and debt expense	159	95	—	(89)	165
Interest income	(89)	(4)	(5)	89	(9)
Other expense (income), net	7	(37)	—	32	2

Income (loss) before income taxes	(201)	1,828	—	(32)	1,595
Provision for (benefit from) income taxes	(81)	651	1	—	571
Equity income from subsidiaries	1,144	7	—	(1,151)	—

Net income (loss)	$1,024	$1,184	$(1)	$(1,183)	$1,024

For the Nine Months Ended September 30, 2010
Net sales	$—	$6,102	$120	$(81)	$6,141
Net sales, related party	—	329	—	—	329

Net sales	—	6,431	120	(81)	6,470
Cost of products sold	—	3,456	62	(81)	3,437
Selling, general and administrative expenses	12	1,055	58	(1)	1,124
Amortization expense	—	19	—	—	19
Asset impairment and exit charges	—	24	14	—	38

Operating income (loss)	(12)	1,877	(14)	1	1,852
Interest and debt expense	170	96	—	(90)	176
Interest income	(90)	(3)	(6)	90	(9)
Other expense (income), net	—	(28)	—	32	4

Income (loss) from continuing operations before income taxes	(92)	1,812	(8)	(31)	1,681
Provision for (benefit from) income taxes	(30)	697	(7)	1	661
Equity income (loss) from subsidiaries	866	(69)	—	(797)	—

Income (loss) from continuing operations	804	1,046	(1)	(829)	1,020
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$804	$904	$(75)	$(829)	$804

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2011
Cash flows from operating activities	$577	$1,034	$2	$(772)	$841

Cash flows from (used in) investing activities:
Capital expenditures	—	(142)	—	—	(142)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	690	—	—	(690)	—
Other, net	40	37	—	(64)	13

Net cash flows from investing activities	809	18	32	(754)	105

Cash flows from (used in) financing activities:
Dividends paid on common stock	(903)	(740)	—	740	(903)
Repayment of long-term debt	(400)	—	—	—	(400)
Proceeds from termination of interest rate swaps	185	1	—	—	186
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(690)	—	690	—
Other, net	(33)	(40)	(3)	64	(12)

Net cash flows used in financing activities	(1,183)	(1,469)	(3)	1,526	(1,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Net change in cash and cash equivalents	203	(417)	29	—	(185)
Cash and cash equivalents at beginning of period	327	1,616	252	—	2,195

Cash and cash equivalents at end of period	$530	$1,199	$281	$—	$2,010

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010
Cash flows from operating activities	$120	$1,220	$10	$(332)	$1,018

Cash flows from (used in) investing activities:
Capital expenditures	—	(113)	(2)	—	(115)
Proceeds from termination of joint venture	—	—	28	—	28
Contributions to intercompany investments	—	(75)	—	75	—
Return of intercompany investments	897	—	—	(897)	—
Other, net	40	39	—	(62)	17

Net cash flows from (used in) investing activities	937	(149)	26	(884)	(70)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(787)	(300)	—	300	(787)
Repayment of long-term debt	(300)	—	—	—	(300)
Dividends paid on preferred stock	(32)	—	—	32	—
Receipt of equity	—	—	75	(75)	—
Distribution of equity	—	(897)	—	897	—
Intercompany notes payable	(21)	(40)	(1)	62	—

Net cash flows from (used in) financing activities	(1,140)	(1,237)	74	1,216	(1,087)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Net cash flows related to discontinued operations, net of tax benefit	72	(324)	(74)	—	(326)

Net change in cash and cash equivalents	(11)	(490)	30	—	(471)
Cash and cash equivalents at beginning of period	361	2,136	226	—	2,723

Cash and cash equivalents at end of period	$350	$1,646	$256	$—	$2,252

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2011
Assets
Cash and cash equivalents	$530	$1,199	$281	$—	$2,010
Accounts receivable	—	68	20	—	88
Accounts receivable, related party	—	74	—	—	74
Notes receivable	—	1	32	—	33
Other receivables	147	55	2	(186)	18
Inventories	—	875	40	(1)	914
Deferred income taxes, net	12	950	1	—	963
Prepaid expenses and other	52	249	7	(3)	305

Total current assets	741	3,471	383	(190)	4,405
Property, plant and equipment, net	6	1,042	3	1	1,052
Trademarks and other intangible assets, net	—	2,607	49	—	2,656
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,960	1,345	—	(3,305)	—
Investment in subsidiaries	9,370	463	—	(9,833)	—
Other assets and deferred charges	48	185	70	(23)	280

Total assets	$12,125	$17,112	$516	$(13,350)	$16,403

Liabilities and shareholders’ equity
Accounts payable	$1	$109	$4	$—	$114
Tobacco settlement accruals	—	2,341	—	—	2,341
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	10	—	—	10
Current maturities of long-term debt	402	58	—	—	460
Other current liabilities	449	814	43	(189)	1,117

Total current liabilities	852	3,336	47	(189)	4,046
Intercompany notes and interest payable	1,345	1,960	—	(3,305)	—
Long-term debt (less current maturities)	3,152	60	—	—	3,212
Deferred income taxes, net	—	721	4	(23)	702
Long-term retirement benefits (less current portion)	44	1,428	13	—	1,485
Other noncurrent liabilities	18	224	2	—	244
Shareholders’ equity	6,714	9,383	450	(9,833)	6,714

Total liabilities and shareholders’ equity	$12,125	$17,112	$516	$(13,350)	$16,403

Notes To Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$1,616	$252	$—	$2,195
Accounts receivable	—	103	15	—	118
Accounts receivable, related party	—	48	—	—	48
Notes receivable	—	1	33	—	34
Other receivables	80	160	2	(232)	10
Inventories	—	1,022	34	(1)	1,055
Deferred income taxes, net	10	934	2	—	946
Prepaid expenses and other	38	155	4	(2)	195
Assets held for sale	—	201	—	—	201

Total current assets	455	4,240	342	(235)	4,802
Property, plant and equipment, net	6	991	4	1	1,002
Trademarks and other intangible assets, net	—	2,625	50	—	2,675
Goodwill	—	7,991	19	—	8,010
Long-term intercompany notes	2,000	1,366	—	(3,366)	—
Investment in subsidiaries	9,696	462	—	(10,158)	—
Other assets and deferred charges	267	242	100	(20)	589

Total assets	$12,424	$17,917	$515	$(13,778)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$175	$4	$—	$179
Tobacco settlement accruals	—	2,589	—	—	2,589
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	489	855	37	(234)	1,147

Total current liabilities	889	3,676	41	(234)	4,372
Intercompany notes and interest payable	1,366	2,000	—	(3,366)	—
Long-term debt (less current maturities)	3,580	121	—	—	3,701
Deferred income taxes, net	—	535	3	(20)	518
Long-term retirement benefits (less current portion)	34	1,622	12	—	1,668
Other noncurrent liabilities	45	262	2	—	309
Shareholders’ equity	6,510	9,701	457	(10,158)	6,510

Total liabilities and shareholders’ equity	$12,424	$17,917	$515	$(13,778)	$17,078

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 16 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements have been prepared pursuant to Rule 3-10 of Regulation S-X, relating to the guaranties of RJR’s $59 million unsecured notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including Santa Fe and American Snuff Co. that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2011
Net sales	$—	$—	$1,763	$308	$(8)	$2,063
Net sales, related party	—	—	137	—	—	137

Net sales	—	—	1,900	308	(8)	2,200
Cost of products sold	—	—	1,052	104	(8)	1,148
Selling, general and administrative expenses	8	1	329	73	—	411
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(8)	(1)	514	130	—	635
Interest and debt expense	53	2	—	41	(41)	55
Interest income	(30)	(2)	(10)	(2)	41	(3)
Other expense (income), net	5	(11)	(1)	(2)	11	2

Income (loss) before income taxes	(36)	10	525	93	(11)	581
Provision for (benefit from) income taxes	(17)	—	194	37	—	214
Equity income from subsidiaries	386	333	2	—	(721)	—

Net income	$367	$343	$333	$56	$(732)	$367

For the Three Months Ended September 30, 2010
Net sales	$—	$—	$1,851	$328	$(33)	$2,146
Net sales, related party	—	—	90	3	—	93

Net sales	—	—	1,941	331	(33)	2,239
Cost of products sold	—	—	1,098	120	(34)	1,184
Selling, general and administrative expenses	3	1	292	92	(1)	387
Amortization expense	—	—	6	—	—	6

Operating income (loss)	(3)	(1)	545	119	2	662
Interest and debt expense	53	1	1	42	(42)	55
Interest income	(29)	(2)	(12)	(2)	42	(3)
Other expense (income), net	(7)	(11)	1	(2)	11	(8)

Income (loss) before income taxes	(20)	11	555	81	(9)	618
Provision for (benefit from) income taxes	(7)	—	214	29	1	237
Equity income from subsidiaries	394	346	3	—	(743)	—

Net income	$381	$357	$344	$52	$(753)	$381

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Income
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2011
Net sales	$—	$—	$5,225	$895	$(42)	$6,078
Net sales, related party	—	—	378	2	—	380

Net sales	—	—	5,603	897	(42)	6,458
Cost of products sold	—	—	3,183	283	(42)	3,424
Selling, general and administrative expenses	124	(6)	915	230	—	1,263
Amortization expense	—	—	16	2	—	18

Operating income (loss)	(124)	6	1,489	382	—	1,753
Interest and debt expense	159	6	—	122	(122)	165
Interest income	(89)	(4)	(33)	(5)	122	(9)
Other expense (income), net	7	(34)	—	(3)	32	2

Income (loss) before income taxes	(201)	38	1,522	268	(32)	1,595
Provision for (benefit from) income taxes	(81)	2	549	101	—	571
Equity income from subsidiaries	1,144	984	11	—	(2,139)	—

Net income	$1,024	$1,020	$984	$167	$(2,171)	$1,024

For the Nine Months Ended September 30, 2010
Net sales	$—	$—	$5,346	$919	$(124)	$6,141
Net sales, related party	—	—	321	8	—	329

Net sales	—	—	5,667	927	(124)	6,470
Cost of products sold	—	—	3,235	327	(125)	3,437
Selling, general and administrative expenses	12	2	854	257	(1)	1,124
Amortization expense	—	—	18	1	—	19
Asset impairment and exit charges	—	—	24	14	—	38

Operating income (loss)	(12)	(2)	1,536	328	2	1,852
Interest and debt expense	170	5	1	125	(125)	176
Interest income	(90)	(4)	(34)	(6)	125	(9)
Other expense (income), net	—	(31)	6	(3)	32	4

Income (loss) from continuing operations before income taxes	(92)	28	1,563	212	(30)	1,681
Provision for (benefit from) income taxes	(30)	—	618	72	1	661
Equity income from subsidiaries	866	649	8	—	(1,523)	—

Income from continuing operations	804	677	953	140	(1,554)	1,020
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income	$804	$765	$723	$66	$(1,554)	$804

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2011
Cash flows from operating activities	$577	$1,310	$683	$308	$(2,037)	$841

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(36)	(106)	—	(142)
Net proceeds from sale of business	79	—	123	—	—	202
Proceeds from termination of joint venture	—	—	—	32	—	32
Return of intercompany investments	690	—	—	—	(690)	—
Other, net	40	19	71	—	(117)	13

Net cash flows from (used in) investing activities	809	19	158	(74)	(807)	105

Cash flows from (used in) financing activities:
Dividends paid on common stock	(903)	(740)	(1,265)	—	2,005	(903)
Repayment of long-term debt	(400)	—	—	—	—	(400)
Proceeds from termination of interest rate swaps	185	1	—	—	—	186
Dividends paid on preferred stock	(32)	—	—	—	32	—
Distribution of equity	—	(560)	—	(130)	690	—
Other, net	(33)	(37)	—	(59)	117	(12)

Net cash flows used in financing activities	(1,183)	(1,336)	(1,265)	(189)	2,844	(1,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)

Net change in cash and cash equivalents	203	(7)	(424)	43	—	(185)
Cash and cash equivalents at beginning of period	327	14	1,506	348	—	2,195

Cash and cash equivalents at end of period	$530	$7	$1,082	$391	$—	$2,010

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Statements of Cash Flows
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2010
Cash flows from operating activities	$120	$433	$1,033	$169	$(737)	$1,018

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(38)	(77)	—	(115)
Proceeds from termination of joint venture	—	—	—	28	—	28
Return of intercompany investments	897	795	—	—	(1,692)	—
Contribution to intercompany investments	—	(75)	—	—	75	—
Other, net	40	24	36	1	(84)	17

Net cash flows from (used in) investing activities	937	744	(2)	(48)	(1,701)	(70)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(787)	(300)	(405)	—	705	(787)
Repayment of long-term debt	(300)	—	—	—	—	(300)
Dividends paid on preferred stock	(32)	—	—	—	32	—
Receipt of equity	—	—	—	75	(75)	—
Distribution of equity	—	(897)	(795)	—	1,692	—
Intercompany notes payable	(21)	1	—	(64)	84	—

Net cash flows from (used in) financing activities	(1,140)	(1,196)	(1,200)	11	2,438	(1,087)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)

Net cash flows related to discontinued operations, net of tax benefit	72	—	(324)	(74)	—	(326)

Net change in cash and cash equivalents	(11)	(19)	(493)	52	—	(471)
Cash and cash equivalents at beginning of period	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of period	$350	$5	$1,508	$389	$—	$2,252

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
September 30, 2011
Assets
Cash and cash equivalents	$530	$7	$1,082	$391	$—	$2,010
Accounts receivable	—	—	55	33	—	88
Accounts receivable, related party	—	—	74	—	—	74
Notes receivable	—	1	—	32	—	33
Other receivables	147	24	149	3	(305)	18
Inventories	—	—	494	420	—	914
Deferred income taxes, net	12	1	908	42	—	963
Prepaid expenses and other	52	—	226	27	—	305

Total current assets	741	33	2,988	948	(305)	4,405
Property, plant and equipment, net	6	—	654	391	1	1,052
Trademarks and other intangible assets, net	—	—	1,300	1,356	—	2,656
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	1,960	157	1,345	—	(3,462)	—
Investment in subsidiaries	9,370	7,432	445	—	(17,247)	—
Other assets and deferred charges	48	33	160	73	(34)	280

Total assets	$12,125	$7,655	$12,195	$5,475	$(21,047)	$16,403

Liabilities and shareholders’ equity
Accounts payable	$1	$—	$94	$19	$—	$114
Tobacco settlement accruals	—	—	2,288	53	—	2,341
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	10	—	—	10
Current maturities of long-term debt	402	58	—	—	—	460
Other current liabilities	449	101	611	261	(305)	1,117

Total current liabilities	852	159	3,007	333	(305)	4,046
Intercompany notes and interest payable	1,345	—	—	2,117	(3,462)	—
Long-term debt (less current maturities)	3,152	60	—	—	—	3,212
Deferred income taxes, net	—	—	227	508	(33)	702
Long-term retirement benefits (less current portion)	44	24	1,311	106	—	1,485
Other noncurrent liabilities	18	3	219	4	—	244
Shareholders’ equity	6,714	7,409	7,431	2,407	(17,247)	6,714

Total liabilities and shareholders’ equity	$12,125	$7,655	$12,195	$5,475	$(21,047)	$16,403

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Condensed Consolidating Balance Sheets
(Dollars in Millions)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$14	$1,506	$348	$—	$2,195
Accounts receivable	—	—	50	68	—	118
Accounts receivable, related party	—	—	48	—	—	48
Notes receivable	—	1	—	33	—	34
Other receivables	80	32	225	57	(384)	10
Inventories	—	—	600	456	(1)	1,055
Deferred income taxes, net	10	1	892	43	—	946
Prepaid expenses and other	38	—	130	30	(3)	195
Assets held for sale	—	—	20	181	—	201

Total current assets	455	48	3,471	1,216	(388)	4,802
Property, plant and equipment, net	6	—	689	306	1	1,002
Trademarks and other intangible assets, net	—	—	1,316	1,359	—	2,675
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	2,000	174	1,366	—	(3,540)	—
Investment in subsidiaries	9,696	7,611	435	—	(17,742)	—
Other assets and deferred charges	267	56	194	101	(29)	589

Total assets	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$103	$76	$—	$179
Tobacco settlement accruals	—	—	2,532	57	—	2,589
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	—	400
Other current liabilities	489	138	652	255	(387)	1,147

Total current liabilities	889	138	3,344	388	(387)	4,372
Intercompany notes and interest payable	1,366	—	—	2,174	(3,540)	—
Long-term debt (less current maturities)	3,580	121	—	—	—	3,701
Deferred income taxes, net	—	—	76	471	(29)	518
Long-term retirement benefits (less current portion)	34	25	1,496	113	—	1,668
Other noncurrent liabilities	45	12	247	5	—	309
Shareholders’ equity	6,510	7,593	7,611	2,538	(17,742)	6,510

Total liabilities and shareholders’ equity	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of RAI’s business, initiatives, critical accounting policies and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2011 with the third quarter of 2010 and the first nine months of 2011 with the first nine months of 2010. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).
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
     In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in the first nine months of 2011. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.
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

Litigation
     RAI discloses information concerning litigation for which an unfavorable outcome is more than remote. RAI and its subsidiaries record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred. RAI and its subsidiaries will record any loss related to litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.
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
     RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for four Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).
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
Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Net sales(1):
RJR Tobacco	$1,882	$1,917	(1.8)%	$5,533	$5,579	(0.8)%
American Snuff	163	185	(11.9)%	483	528	(8.5)%
All Other	155	137	13.1%	442	363	21.8%

Net sales	2,200	2,239	(1.7)%	6,458	6,470	(0.2)%
Cost of products sold(1)(2)	1,148	1,184	(3.0)%	3,424	3,437	(0.4)%
Selling, general and administrative expenses	411	387	5.7%	1,263	1,124	12.2%
Amortization expense	6	6	—	18	19	(5.3)%
Asset impairment and exit charges	—	—	NM(3)	—	38	NM(3)

Operating income:
RJR Tobacco	519	561	(7.5)%	1,402	1,572	(10.8)%
American Snuff	89	95	(6.3)%	255	253	0.8%
All Other	51	33	54.5%	164	91	80.2%
Corporate expense	(24)	(27)	(11.1)%	(68)	(64)	6.3%

Operating income	$635	$662	(4.1)%	$1,753	$1,852	(5.3)%

(1)	Excludes excise taxes of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
RJR Tobacco	$940	$1,009	$2,784	$2,945
American Snuff	12	27	45	81
All Other	98	94	287	253

	$1,050	$1,130	$3,116	$3,279

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.

(3)	Percentage of change not meaningful.
RJR Tobacco
Net Sales
     Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
Growth brands:
CAMEL excluding non-filter	5.6	5.6	0.5%	16.0	16.1	(0.9)%
PALL MALL	5.6	5.5	2.2%	16.4	14.9	10.6%

	11.2	11.0	1.3%	32.4	31.0	4.6%
Support brands	6.7	8.0	(15.7)%	20.5	23.9	(14.3)%
Non-support brands	0.8	1.0	(25.1)%	2.4	3.6	(33.3)%

Total domestic	18.7	20.1	(6.8)%	55.3	58.5	(5.5)%

Total premium	10.7	11.5	(6.6)%	31.4	33.7	(6.7)%
Total value	8.0	8.6	(7.1)%	23.9	24.9	(3.9)%
Premium/total mix	57.3%	57.2%		56.8%	57.5%
Industry(2):
Premium	51.5	55.5	(7.2)%	155.8	161.7	(3.6)%
Value	22.8	24.0	(4.8)%	65.6	68.2	(3.9)%

Total domestic	74.4	79.5	(6.4)%	221.4	229.9	(3.7)%

Premium/total mix	69.3%	69.8%		70.4%	70.3%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.
     RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and excise taxes.
     RJR Tobacco’s net sales for the quarter ended September 30, 2011, decreased compared to the prior-year quarter, due to $150 million attributable to lower cigarette volume, as well as an unfavorable premium-to-value mix, partially offset by higher pricing of $74 million and higher related party sales of $46 million. RJR Tobacco’s net sales for the nine months ended September 30, 2011, decreased from the prior-year period, due to $379 million attributable to lower cigarette volume and an unfavorable premium-to-value mix, partially offset by higher pricing of $293 million and higher related party sales of $56 million.

     The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	September 30,	June 30,	Share Point	September 30,	Share Point
	2011	2011	Change	2010	Change
Growth brands:
CAMEL excluding non-filter	7.9%	7.8%	0.1	8.0%	(0.1)
PALL MALL	8.6%	8.5%	0.1	7.8%	0.7

Total growth brands	16.5%	16.3%	0.2	15.8%	0.6
Support brands	9.7%	10.0%	(0.4)	11.0%	(1.3)
Non-support brands	1.0%	1.1%	(0.1)	1.4%	(0.4)

Total domestic	27.2%	27.4%	(0.5)	28.2%	(1.0)

(1)	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis.
     The retail share of market of CAMEL’s filtered styles at 7.9 share points, declined slightly compared with the prior-year quarter. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.
     CAMEL’s cigarette market share was favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s third quarter menthol market share, including CAMEL Crush, increased 0.5 percentage points to 2.4 percent. CAMEL Crush Bold was introduced in the third quarter. This is RJR Tobacco’s first cigarette line extension since this innovative style was expanded nationally in 2008. CAMEL Crush Bold has a more full-bodied, richer tobacco taste than CAMEL Crush.
     CAMEL Snus, a smoke-free tobacco product, was expanded into select outlets nationally in 2009, and continues to bring awareness to this new smoke-free category. CAMEL Snus continued to show steady growth in the third quarter as interest builds in this convenient option for adult tobacco consumers.
     CAMEL’s refined and improved line of dissolvable tobacco products continues to generate new consumer insights after being introduced in two new lead markets in the first quarter of 2011.
     PALL MALL continued to perform well in the third quarter, with both volume and share gains. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a high quality, longer-lasting cigarette at a value price. Despite significant competitive activity and many offerings below PALL MALL’s price point, the brand’s third-quarter market share rose 0.7 percentage points from the prior-year period, to 8.6%.
     The combined share of market of RJR Tobacco’s growth brands during the third quarter of 2011 increased by 0.6 share points over the same period in 2010. RJR Tobacco’s total cigarette market share has remained stable from the prior year despite the fact that RJR Tobacco has discontinued many of its non-core cigarette styles and has de-emphasized low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.

Operating Income
     RJR Tobacco’s operating income for the three- and nine-month periods ended September 30, 2011, was unfavorably impacted by lower cigarette volume on support and non-support brands, partially offset by growth brand gains, higher cigarette pricing and productivity improvements. During the third quarter of 2011, RJR Tobacco recorded charges of $63 million related to four Engle Progeny cases in Florida. During the second quarter of 2011, RJR Tobacco recorded charges of $139 million related to the Scott lawsuit in Louisiana. For additional information, see “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case” — Scott v. American Tobacco Co. in note 10 to condensed consolidated financial statements (unaudited). Unfavorable premium-to-value mix and asset impairment charges of $24 million related to a plant closing impacted the operating income in the first nine months of 2010.
     RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout expenses and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
State Settlement Agreements	$603	$630	$1,789	$1,841

Federal tobacco quota buyout	52	58	164	176

FDA user fees	27	14	84	43

     Expenses under the State Settlement Agreements are expected to be approximately $2.4 billion in 2011, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $215 million to $225 million in 2011. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 10 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $110 million to $120 million in 2011. For additional information, see “— Governmental Activity” below.
     Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $37 million and $40 million for the three months ended September 30, 2011 and 2010, respectively; and $128 million and $116 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in product liability defense costs in 2011 compared with 2010 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For additional information, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited).
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
     Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 10 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2012.
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
American Snuff
Net Sales
     The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
KODIAK	11.4	12.0	(4.4)%	34.2	35.5	(3.5)%
GRIZZLY	90.0	82.5	9.1%	263.1	239.3	9.9%
Other	0.8	1.1	(26.3)%	2.4	3.6	(31.8)%

Total moist snuff	102.2	95.5	7.0%	299.8	278.4	7.7%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
     American Snuff’s net sales for the three- and nine-month periods ended September 30, 2011, were unfavorably impacted by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the third quarter of 2011, with gains on core styles. Shipments of KODIAK, American Snuff’s leading premium brand, were down slightly in the third quarter of 2011 due to high levels of competitive promotional activity.

     American Snuff’s retail share of market of U.S. moist snuff, according to data(1) processed by A.C. Nielsen, were as follows(2):

	For the Three Months Ended
	September 30,	June 30,	Share	September 30,	Share
	2011	2011	Point Change	2010	Point Change
KODIAK	3.6%	3.7%	(0.1)	3.9%	(0.3)%
GRIZZLY	27.8%	27.4%	0.4	26.2%	1.6%
Other	0.2%	0.2%	—	0.3%	(0.1)%

Total moist snuff	31.6%	31.3%	0.3	30.5%	1.1%

(1)	Retail share of market of U.S. moist snuff is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data processed by A.C. Nielsen as being a precise measurement of actual market share because this data set is not able to effectively track all volume.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Prior year shares have been restated to reflect current methodology.
     Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for nearly 85% of American Snuff’s revenue in the third quarter of 2011 and approximately 83% in the first nine months of 2011 compared with approximately 75% of American Snuff’s revenue in the third quarter of 2010 and approximately 73% in the first nine months of 2010. U.S. moist snuff industry shipment volume grew by approximately 2.7% in the third quarter of 2011 compared with the same period in 2010.
     The increase in GRIZZLY’s market share of moist snuff in the third quarter of 2011, from the third quarter of 2010, was due to share gains on core styles. In the industry, pouch styles have grown market share since the fourth quarter of 2010 more than 5%, and now account for over 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for approximately 30% of the pouch segment at September 30, 2011.
     The retail share of market of KODIAK in the third quarter of 2011 was down slightly compared with the third quarter of 2010, with share variances driven by industry growth and high levels of competitive promotional activity.
Operating Income
     American Snuff’s operating income for the three months ended September 30, 2011, decreased compared with the three months ended September 30, 2010, due to high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011, partially offset by higher moist snuff pricing and sales volume. Operating income for the nine months ended September 30, 2011, increased compared with the nine months ended September 30, 2010, due to higher moist snuff pricing and sales volume, partially offset by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011.
RAI Consolidated
     Interest and debt expense was $55 million for the quarter and $165 million for the nine months ended September 30, 2011, compared with $55 million for the quarter and $176 million for the nine months ended September 30, 2010. The decrease was primarily due to lower debt balances in 2011 as compared with 2010.
     Provision for income taxes was $214 million, for an effective rate of 36.9%, for the three months ended September 30, 2011, compared with $237 million, for an effective rate of 38.3%, for the three months ended September 30, 2010. The provision for income taxes was $571 million, for an effective rate of 35.8%, for the nine months ended September 30, 2011, compared with $661 million, for an effective rate of 39.3%, for the nine months ended September 30, 2010. The effective tax rate for the first nine months of 2011 was favorably impacted by $22 million resulting from the reversal of tax reserves and interest related to a state statute expiration. The effective tax rate for the first nine months of 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.
     Losses from discontinued operations relates to $307 million accrued during the first quarter of 2010, to adjust previous contingency accruals, resulting from settlements in April 2010 associated with the former international businesses of RJR Tobacco and Northern Brands that were sold to JTI in 1999. RJR Tobacco entered into a Comprehensive Agreement requiring it to pay the Canadian federal, provincial and territorial governments CAD $325 million. In a separate matter, Northern Brands entered into a plea agreement with the Ministry of the Attorney General of Ontario, requiring it to pay a fine of CAD $75 million. The payments by RJR Tobacco of $320 million, offset by a realized tax benefit of $68 million as of September 30, 2010, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the condensed consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2010. The remaining tax benefits were realized during the fourth quarter of 2010. A comprehensive discussion of the Canadian matters is set forth in note 10 to condensed consolidated financial statements (unaudited) under “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — Canadian Matters,” and additional details regarding the settlement are set forth in note 5 to condensed consolidated financial statements (unaudited).
Liquidity and Financial Condition
Liquidity
     At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances, mainly from RAI and RJR. The principal sources of liquidity for RAI and RJR, in turn, are proceeds from issuances of debt securities by RAI and RJR and the Revolving Credit Agreement described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders.
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
     RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended September 30, 2011, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.
     RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.
     As of September 30, 2011, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows
     Net cash flows from operating activities were $841 million in the first nine months of 2011, compared with $1,018 million in the first nine months of 2010. This change was driven primarily by higher excise taxes and litigation bonds in 2011, partially offset by higher pension contributions in 2010, higher inventory balances in 2010 and lower interest payments in 2011.
     Net cash flows from investing activities were $105 million in the first nine months of 2011, compared with $70 million used in the first nine months of 2010, primarily due to proceeds from the sale of the Lane business during the 2011 period.
     Net cash flows used in financing activities were $1,129 million in the first nine months of 2011, compared with $1,087 million in the prior-year period. This increase was the result of a $0.08 per share increase in the comparable quarterly common stock dividend and a higher debt payment in 2011, partially offset by the receipt of cash from the termination of interest rate swaps.
     Net cash flows related to discontinued operations, net of tax benefit, include payments made in the third quarter of 2010, by RJR Tobacco of $320 million, offset by a realized tax benefit of $68 million as of September 30, 2010, and by Northern Brands of $74 million to certain Canadian governments, resulting from the terms of a Comprehensive Agreement and plea agreement, respectively, associated with the former international businesses that were sold to JTI in 1999. See notes 5 and 10 to condensed consolidated financial statements (unaudited) for additional details of these payments.
Borrowing Arrangements
     As of September 30, 2011, the principal amount of RAI’s and RJR’s outstanding long-term notes was $3.5 billion, with maturity dates ranging from 2012 to 2037. From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017, with the same financial institution that held a notional amount of $1.5 billion of fixed to floating interest rate swaps and had a legal right of offset. These interest rate swaps effectively reduced net interest costs over the remaining life of the notes. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%.
     During September 2011, RAI and RJR terminated interest rates swap agreements with a notional amount of $1.5 billion and maturity dates ranging from June 1, 2012 to June 15, 2017. RAI and RJR received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt of approximately 4.0%. As of September 30, 2011, RAI and RJR had no outstanding interest rate swaps. For additional information regarding RAI’s and RJR’s interest rate swap transactions, see note 2 to condensed consolidated financial statements (unaudited).
     At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, except RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of September 30, 2011, in whole or in part at any time, subject to the payment of a make-whole premium. On June 15, 2011, RAI repaid $400 million of matured floating rate notes from existing cash.
     On July 29, 2011, RAI entered into a Credit Agreement with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. This agreement replaces RAI’s Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, as amended.

     The Credit Agreement contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement, and (b) limit the ability of RAI and its Material Subsidiaries, as such term is defined in the Credit Agreement, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are 3.00 to 1.00 for the consolidated leverage ratio and 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is July 29, 2015, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.
     RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. There currently are no borrowings, and $7 million of letters of credit outstanding, under the Credit Agreement.
     Under the terms of the Credit Agreement, RAI is required to pay a facility fee of between 0.20% and 0.40% per annum, based on the facility’s credit ratings, on the lender commitments in respect of the revolving credit facility thereunder.
     Borrowings under the Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, based upon the credit ratings assigned to the Credit Agreement, plus:
•	the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•	the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market.
     Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the revolving credit facility under the Credit Agreement bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.
     The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.
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
     RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2011.
Dividends
     On February 16, 2011, May 6, 2011 and July 15, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.53 per common share. The dividends were paid on April 1, 2011, July 1, 2011 and October 3, 2011, to shareholders of record as of March 10, 2011, June 10, 2011 and September 12, 2011, respectively.
     Effective October 24, 2011, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share. The dividend will be paid on January 3, 2012, to shareholders of record as of December 9, 2011. On an annualized basis, the dividend rate is $2.24 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI’s common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.
Capital Expenditures
     RAI’s operating subsidiaries recorded cash capital expenditures of $142 million and $115 million for the first nine months of 2011 and 2010, respectively. The increase was primarily the result of American Snuff facility expansion projects. RAI’s operating subsidiaries plan to spend an additional $60 million to $70 million for capital expenditures during the remainder of 2011. Approximately $24 million of the remaining capital expenditures for 2011 is associated with capacity expansion and FDA compliance at American Snuff. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2011.
Retirement Benefits
     RAI disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $318 million to its pension plans in 2011. As of September 30, 2011, RAI expects to contribute up to $218 million to its pension plans in 2011, of which $91 million was contributed during the first nine months of 2011. On October 14, 2011, RAI contributed $125 million to its pension plans.
Litigation and Settlements
     RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 10 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2011, RJR Tobacco had paid approximately $18 million since January 1, 2009, related to unfavorable smoking and health litigation judgments. In the third quarter of 2011, RJR Tobacco paid $139 million, related to an unfavorable medical monitoring and smoking cessation case.
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
     RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $3.9 billion for the years 2003 through 2010. For more information related to this dispute, see “— Litigation

Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity; Adjustments” in note 10 to condensed consolidated financial statements (unaudited).
     During the second quarter of 2011, RJR Tobacco recorded charges of $139 million related to the Scott lawsuit in Louisiana. For additional information, see “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case” — Scott v. American Tobacco Co. in note 10 to condensed consolidated financial statements (unaudited).
     An accrual of $63 million was recorded in the third quarter of 2011 for four Engle Progeny cases, see"— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 10 to condensed consolidated financial statements (unaudited), that have proceeded through the appellate process in the state of Florida and will be appealed to the U.S. Supreme Court. This amount includes $53 million for compensatory and punitive damages and $10 million for attorneys’ fees and statutory interest through September 30, 2011.
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
     All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of September 30, 2011 and December 31, 2010, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.24. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

     Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2011 legislative session. As of September 30, 2011,
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
     The TPSAC held meetings on three occasions in the first quarter of 2011 to discuss the impact on the use of menthol in cigarettes on the public health. At a meeting held on March 18, 2011, the TPSAC presented its final report on the use of menthol, which concluded that removal of menthol cigarettes from the marketplace would benefit public health in the United States. At a meeting on July 21, 2011, the TPSAC met to discuss and formally adopt editorial changes to the menthol report proposed by the committee members.

The FDA is not required to follow the TPSAC’s recommendations, and the agency has not yet taken any action with respect to menthol use. The FDA issued a status report on the issue on June 27, 2011, indicating that the agency will prepare an independent, peer-reviewed analysis of the available science on menthol and make a report available for public comment in the Federal Register.
     At its July 21 — 22, 2011 meetings, the TPSAC convened its discussion of the nature and impact of the use of dissolvable tobacco products on public health. The TPSAC will issue its report and recommendations with respect to dissolvable tobacco products in March 2012.
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
     On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the United States District Court for the District of Columbia a lawsuit challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in note 10 to condensed consolidated financial statements (unaudited).
     In February 2010, RJR Tobacco received a letter, which is available on the FDA’s web site, from the Center requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to the FDA’s information request on April 1, 2010. In June 2011, the Center sent letters to all registered tobacco manufacturers, including RJR Tobacco, Santa Fe and American Snuff Co., requesting documents and information concerning dissolvable tobacco products, particularly health-related documents and information on marketing research and practices. The letters indicate that this information also will be used to support the TPSAC’s study of dissolvable tobacco products. Santa Fe and American Snuff Co. responded to the FDA’s information request on August 1, 2011, and RJR Tobacco completed submission to the FDA on September 13, 2011.
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
Cautionary Information Regarding Forward-Looking Statements
     Statements included in this report that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding future events or the future performance or results of RAI and its subsidiaries inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include:
•	the substantial and increasing taxation and regulation of tobacco products, including the 2009 federal excise tax increases, and the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

•	decreased sales resulting from the future issuance of “corrective communications,” required by the order in the U.S. Department of Justice case, on five subjects, including smoking and health, and addiction;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes and the challenges to the Florida bond statute applicable to the Engle Progeny cases;

•	the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies, including outsourcing functions and expansion of RJR Tobacco’s field trade-marketing organization, without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•	the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies; and

•	the expiration of the standstill provisions of the governance agreement.
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
     Market risk represents the risk of loss that may impact the consolidated results of operations, cash flows and financial position due to adverse changes in financial market prices and rates. RAI and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RAI and its subsidiaries have immaterial exposure to foreign currency exchange rate risk related primarily to purchases and foreign operations denominated in euros, British pounds, Swiss francs, Swedish krona, Chinese renminbi and Japanese yen. RAI and its subsidiaries have established policies and procedures to manage their exposure to market risks.
     The table below provides information, as of September 30, 2011, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
Investments:
Variable rate	$1,587	$—	$—	$—	$—	$54	$1,641	$1,641
Average interest rate	0.1%	—	—	—	—	2.4%	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$—	$450	$685	$—	$200	$2,175	$3,510	$3,963
Average interest rate(2)	—	7.3%	7.4%	—	7.3%	7.3%	7.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon coupon interest rates for fixed-rate indebtedness.
     RAI’s exposure to foreign currency transactions was not material to results of operations for the nine months ended September 30, 2011, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

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

Item 6.	Exhibits
(a)	Exhibits

Exhibit
Number	Description
10.1	Credit Agreement, dated as of July 29, 2011, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 29 2011).

10.2	Subsidiary Guarantee Agreement, dated as of July 29, 2011, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)
Dated: October 28, 2011	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)