Form 10-K
period 2011-12-31
REYNOLDS AMERICAN INC
filed 2012-02-15
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(336) 741-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Title of each class	Name of each exchange on which registered
Common stock, par value $.0001 per share	New York	Rights to Purchase Series A Junior Participating Preferred Stock	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of Reynolds American Inc. on June 30, 2011, was approximately $12.5 billion, based on the closing price of $37.05. Directors, executive officers and a significant shareholder of Reynolds American Inc. are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 27, 2012: 576,142,238 shares of common stock, par value $.0001 per share.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement of Reynolds American Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or about March 23, 2012, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Reynolds American Inc., referred to as RAI, is a holding company whose operating subsidiaries include the second largest cigarette manufacturer in the United States, R. J. Reynolds Tobacco Company; the second largest smokeless tobacco products manufacturer in the United States, American Snuff Company, LLC, referred to as American Snuff Co.; the manufacturer of the fastest growing super-premium cigarette brand, Santa Fe Natural Tobacco Company, Inc. referred to as SFNTC; and Niconovum AB. RAI was incorporated in the state of North Carolina on January 2, 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI’s headquarters are located in Winston-Salem, North Carolina. On July 30, 2004, the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, now known as Brown & Williamson Holdings, Inc., referred to as B&W, an indirect, wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, were combined with R. J. Reynolds Tobacco Company, a wholly owned operating subsidiary of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, referred to as RJR. These July 30, 2004, transactions generally are referred to as the B&W business combination. As a result of the B&W business combination, B&W owns approximately 42% of RAI’s outstanding common stock.

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane, Limited, referred to as Lane. During the fourth quarter of 2011, RAI elected to begin reporting the Santa Fe segment, which includes the primary operations of SFNTC. RAI has retrospectively revised segment disclosures for all periods presented. Although the operations and results of Santa Fe currently do not meet the quantitative criteria to be required to be reported, RAI management believes that reporting this segment is important to the financial statement user for additional understanding and transparency with respect to the aggregate operations and results of RAI’s subsidiaries that produce and market cigarettes in the U.S. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 17 to consolidated financial statements.

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

RAI Strategy

RAI’s strategy is focused on transforming tobacco in anticipation of shifts in consumer preferences to deliver sustainable earnings growth, strong cash flow and enhanced long-term shareholder value. This transformation strategy includes growing the core cigarette and moist-snuff businesses, focusing on innovation, including modern smoke-free tobacco, such as CAMEL Dissolvables, exploring nicotine replacement treatments and other opportunities for adult tobacco consumers while maintaining efficient and effective operations. RAI remains committed to maintaining high standards of corporate governance and business conduct in a high performing culture.

RJR Tobacco

Overview

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. On January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, was transferred to RJR Tobacco from Santa Fe.

RJR Tobacco primarily conducts its business in the highly competitive U.S. cigarette market. The international rights to substantially all of RJR Tobacco’s brands were sold in 1999 to Japan Tobacco Inc., referred to as JTI, and no international rights were acquired in connection with the B&W business combination. The U.S. cigarette market, which has a few large manufacturers and many smaller participants, is a mature market in which overall consumer demand has declined since 1981, and is expected to continue to decline. Management Science Associates, Inc., referred to as MSAi, reported that U.S. cigarette shipments declined 3.5% in 2011, to 293.1 billion cigarettes, 3.8% in 2010 and 8.6% in 2009. From year to year, shipments are impacted by various factors including price increases, excise tax increases and wholesale inventory adjustments.

Profitability of the U.S. cigarette industry and RJR Tobacco continues to be adversely impacted by the decreases in consumption, increases in federal and state excise taxes and governmental regulations and restrictions, such as marketing limitations, product standards, smoking bans and ingredients legislation.

RJR Tobacco offers two types of modern smoke-free tobacco, CAMEL Snus and CAMEL Dissolvables. CAMEL Snus is pasteurized tobacco in a small pouch that provides convenient tobacco consumption. CAMEL Dissolvables consist of CAMEL Orbs, Sticks and Strips, all of which are made of finely milled tobacco and dissolve completely in the mouth.

Competition

RJR Tobacco’s primary competitors include Philip Morris USA Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., as well as manufacturers of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the Master Settlement Agreement, referred to as the MSA, and other state settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, together with the MSA collectively referred to as the State Settlement Agreements, and accordingly, do not have cost structures burdened with payments related to State Settlement Agreements to the same extent as the original participating manufacturers. For further discussion of the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Based on data collected by Information Resources Inc., referred to as IRI/Capstone, during 2011 and 2010, RJR Tobacco had an overall retail share of the U.S. cigarette market of 27.4% and 28.1%, respectively. During these same years, Philip Morris USA Inc. had an overall retail share of the U.S. cigarette market of 48.2% and 49.1%, respectively.

Domestic shipment volume and retail share of market data that appear in this document have been obtained from MSAi and IRI/Capstone, respectively. These two organizations are the primary sources of volume and market share data relating to the cigarette and tobacco industry. This information is included in this document because it is used by RJR Tobacco primarily as an indicator of the relative performance of industry participants. However, you should not rely on the market share data reported by IRI/Capstone as being precise measurements of actual market share because IRI/Capstone uses a sample and projection methodology that is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes. RJR Tobacco believes that deep-discount brands made by small manufacturers have combined shipments of approximately 15% of total U.S. industry shipments. Accordingly, the retail share of market of RJR Tobacco and its brands as reported by IRI/Capstone may overstate their actual market share.

Competition is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other incentives to maintain or improve market position or to introduce a new brand or brand style. Competition among the major cigarette manufacturers has begun shifting to product innovation and expansion into smoke-free tobacco categories, such as snus, as well as finding efficient and effective means of balancing market share and profit growth.

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

Manufacturing and Distribution

RJR Tobacco owns its manufacturing facilities, located in the Winston-Salem, North Carolina area, known as the Tobaccoville manufacturing facility and the Whitaker Park complex, which includes a cigarette manufacturing facility. During 2010, RJR Tobacco announced plans to close the Whitaker Park cigarette manufacturing facility by mid-2011, which date, due to additional demand, has been extended to early 2012. Production from this facility will be transferred to the Tobaccoville facility. RJR Tobacco has a total production capacity of approximately 110 billion cigarettes per year.

RJR Tobacco distributes its cigarettes primarily through a combination of direct wholesale deliveries from a local distribution center and public warehouses located throughout the United States.

RJR Tobacco has entered into various transactions with affiliates of BAT. RJR Tobacco sells contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Net sales, primarily of cigarettes, to BAT affiliates represented approximately 6%, 4% and 5% of RAI’s total net sales in 2011, 2010 and 2009, respectively.

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

American Snuff

Overview

RAI’s reportable operating segment, American Snuff, is the second largest smokeless tobacco products manufacturer in the United States. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations to STG. Moist snuff has been the key driver of American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. The moist snuff category is divided into premium and price-value brands. American Snuff’s primary products include its largest selling moist snuff brands, GRIZZLY, in the price-value category, and KODIAK, in the premium category.

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew nearly 5% in 2011. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. In 2011, moist snuff industry volume growth returned to historic levels after a higher-than-expected level in 2010, as the growth in 2010 was positively impacted by competitive promotional strategies.

Moist snuff accounted for approximately 83%, 74% and 71% of American Snuff’s revenue in 2011, 2010 and 2009, respectively. The increase in 2011 was impacted by the sale of Lane during 2011. American Snuff’s retail share of market of U.S. moist snuff, according to data processed by A.C. Nielsen, was 31.5% and 30.3% in 2011 and 2010, respectively. GRIZZLY moist snuff had a market share of 27.7% and 26.1% in 2011 and 2010, respectively.

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

American Snuff’s largest competitor is U.S. Smokeless Tobacco Company LLC, referred to as USSTC, which had approximately 55.8% and 55.7% of the U.S. moist snuff market share in 2011 and 2010, respectively. American Snuff also competes in the U.S. smokeless tobacco market with other domestic and international companies.

Marketing

American Snuff is committed to building and maintaining a portfolio of profitable brands. American Snuff’s marketing programs are designed to strengthen brand image, build brand awareness and loyalty, and switch adult smokeless consumers of competing brands to American Snuff brands.

American Snuff’s brand portfolio strategy consists of investment brands, KODIAK and GRIZZLY, and selective and non-support brands that include all other brands. American Snuff offers GRIZZLY pouches, which provide pre-measured portions that are more convenient than traditional, loose moist snuff. Pouches represented approximately 9% of the total U.S. moist snuff market as of December 31, 2011, and demand continues to grow. In 2011, American Snuff’s performance was enhanced by new retail contracts and the support of the expanded RJR Tobacco field trade-marketing organization.

Manufacturing and Distribution

American Snuff’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; and Bowling Green, Kentucky. American Snuff owns all of its facilities. American Snuff began capacity upgrade and expansion projects during 2009 at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. The new Memphis facility will replace the current Memphis facility with production expected to begin in 2012, while the new Clarksville facility provides for capacity expansion with initial processing that began in 2011. American Snuff distributes its products primarily through a combination of direct wholesale deliveries from a distribution center in North Carolina and public warehouses located throughout the United States.

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

Santa Fe

Overview

RAI’s operating segment, Santa Fe, manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe managed RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, until January 1, 2012, at which time such management was transferred to RJR Tobacco.

Competition

Santa Fe competes primarily in the U.S. cigarette market, which features several large competitors such as Philip Morris USA, Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., and to a much lesser extent, many smaller manufacturers of deep-discount brands. As a super premium brand, Santa Fe’s cigarette brand, NATURAL AMERICAN SPIRIT, is priced at a premium compared with most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Based upon data collected by IRI/Capstone, Santa Fe had an overall retail share of 1.0% in 2011, as compared to 0.8% in 2010.

Marketing

Santa Fe has a commitment to its natural tobacco products, the environment and its consumers. Anti-tobacco groups have attempted to restrict cigarette sales, cigarette advertising, and the testing and introduction of new tobacco products as well as encourage smoking bans. Santa Fe is a voluntary signatory to the MSA. The MSA and federal, state and local laws and regulations, including the FDA Tobacco Act and related regulations, restrict or prohibit utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes and smoke-free tobacco products. Santa Fe uses direct mailings and other means to market its brands and enhance their appeal among age-verified adults who use tobacco products. Santa Fe advertises and promotes at retail locations and in adult venues where permitted and also uses print advertising in newspapers and consumer magazines in the United States.

Manufacturing and Distribution

Santa Fe’s facilities include manufacturing located in Oxford, North Carolina and a leased distribution center in Reno, Nevada.

Raw Materials

Santa Fe’s support for sustainable agriculture is part of its commitment to the environment and natural resources. Santa Fe contracts directly with independent farmers and advocates earth-friendly practices to grow its premium natural tobacco. Santa Fe’s Purity Residue Clean, referred to as PRC, tobacco program utilizes environmentally friendly cultivation practices. PRC tobacco is grown using only certain fertilizers and pesticides which break down quickly. After the tobacco cures, sample testing is done to ensure that there are no detectable residues of the fertilizers or pesticides.

In its production of tobacco products, Santa Fe relies on sustainable resources, such as purchasing electricity generated from renewable sources, including wind power.

Consolidated RAI

Customers

The largest customer of RAI’s operating companies is McLane Company, Inc. Sales to McLane, a distributor, comprised approximately 27% of RAI’s consolidated revenue in each of 2011, 2010 and 2009. No other customer accounted for 10% or more of RAI’s consolidated revenue during those periods. Sales of RJR Tobacco, American Snuff and Santa Fe to McLane are not governed by any written supply contract and each believe that its relationship with McLane is good. No significant backlog of orders existed at RJR Tobacco, American Snuff or Santa Fe as of December 31, 2011 or 2010.

Sales to Foreign Countries

RAI’s operating subsidiaries’ sales to foreign countries, primarily to BAT affiliates, for the years ended December 31, 2011, 2010 and 2009 were $610 million, $525 million and $548 million, respectively. The increase during 2011 was attributable to higher sales to BAT, a related party.

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

Research and Development

The primary research and development activities of RAI’s operating subsidiaries are currently conducted at one of RJR Tobacco’s Winston-Salem locations. Scientists and engineers continue to explore and develop innovative products, packaging and processes, as well as harm reduction technologies, modified risk tobacco products and analytical methodologies. Another key activity for research and development is to ensure RAI’s operating companies remain compliant with regulations of the U.S. Food and Drug Administration, referred to as the FDA, and to adhere to future FDA guidelines and approval processes. As part of RJR Tobacco’s efforts to optimize its facilities footprint, its research and development may be relocated during 2013.

RAI’s operating subsidiaries’ research and development expense for the years ended December 31, 2011, 2010 and 2009, was $69 million, $71 million and $68 million, respectively.

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

Legislation and Other Matters Affecting the Tobacco Industry

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. In 2012, it is likely that the U.S. Congress will address the issue of roll-your-own, referred to as RYO, machines and the designation of retail entities using such machines as “tobacco manufacturers.” Such RYO-sourced tobacco products currently benefit from lower excise taxes, facilitating lower pricing and increased competition for non-RYO manufacturers. In addition, various state governments have adopted or are considering, among other things, legislation and regulations that would:

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

Together with manufacturers’ price increases in recent years and substantial increases in state and federal taxes on tobacco products, and the granting to the FDA of broad authority over the manufacture, sale, marketing and packaging of tobacco products, these developments have had and will likely continue to have an adverse effect on the sale of tobacco products. For further discussion of the regulatory and legislative environment applicable to the tobacco industry and FDA-related matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity.”

Litigation and Settlements

Various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2011, RJR Tobacco had paid approximately $18 million since January 1, 2009, related to unfavorable smoking and health litigation judgments. During 2011, RJR Tobacco paid $139 million related to an unfavorable medical monitoring and smoking cessation case.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. RJR Tobacco has been served as of December 31, 2011 in 6,561 of these cases on behalf of approximately 7,852 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased expenses. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. This case consists of 577 plaintiffs and will be tried in a single proceeding. On February 3, 2010 and June 8, 2010, mistrials were granted due to the inability to seat a jury. Trial began again in October 2011, but the court declared a mistrial on November 8, 2011. For a more complete description of this case, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 13 to consolidated financial statements.

Finally, in Scott v. American Tobacco Co., a Louisiana state court class action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, a state court of appeals entered an amended judgment in 2010, holding the defendants jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit roughly $242 million plus interest into a trust to fund the program. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment and interest allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011. For more information on the Scott case, see “— Litigation Affecting the Cigarette Industry — Class-Action Suits — Medical Monitoring and Smoking Cessation Case” in Item 8, note 13 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for four Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 13 to consolidated financial statements.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 13 to consolidated financial statements, the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and place significant restrictions on their ability to market and sell tobacco products in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods.

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $3.9 billion for the years 2003 through 2010. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity” in Item 8, note 13 to consolidated financial statements.

Employees

At December 31, 2011, RAI and its subsidiaries had approximately 5,400 full-time employees and approximately 50 part-time employees. The 5,400 full-time employees include approximately 3,900 RJR Tobacco employees, 500 American Snuff employees and 400 Santa Fe employees. No employees of RAI or its subsidiaries are unionized.

Executive Officers and Certain Significant Employees of the Registrant

The executive officers of RAI are set forth below:

Daniel (Daan) M. Delen. Mr. Delen, 46, has been President and Chief Executive Officer of RAI since March 1, 2011. He served as the President and Chief Executive Officer-Elect of RAI from January 1, 2011 to February 28, 2011. Mr. Delen also has served as the President of RAI Services Company since January 2011. Mr. Delen served as Chairman of the Board of RJR Tobacco, from May 2008 to December 2010. From January 2007 to December 2010, he also served as the President and Chief Executive Officer of RJR Tobacco. Prior to joining RJR Tobacco, Mr. Delen was President of BAT Ltd. — Japan from August 2004 to December 2006, and prior to that time, held various other positions with BAT after joining BAT in 1989. Mr. Delen commenced serving on the Board of RAI as of January 1, 2011. He also is a member of the boards of directors of the United Way of Forsyth County and the Winston-Salem Alliance.

Thomas R. Adams. Mr. Adams, 61, has been Executive Vice President and Chief Financial Officer of RAI since January 2008 and Executive Vice President, Chief Financial Officer and Chief Information Officer of RAI Services Company since January 2011. He served as Executive Vice President and Chief Financial Officer of RAI Services Company from January 2010 to December 2010. In addition, he has served on the board of directors for RAI Services Company since January 2010. Mr. Adams previously served as Senior Vice President and Chief Accounting Officer of RAI from March 2007 to December 2007. He served as Senior Vice President-Business Processes of RAI from September 2006 to March 2007 and of RJR Tobacco from May 2005 to November 2006. Mr. Adams also served as Senior Vice President and Chief Accounting Officer of both RAI and RJR Tobacco from July 2004 to April 2005. From June 1999 to July 2004, he served as Senior Vice President and Controller of both RJR Tobacco and RJR. Mr. Adams is a member of the boards of directors of Allegacy Federal Credit Union, the Old Hickory Council of the Boy Scouts of America and ABC of NC Child Development Center and the board of commissioners of the Housing Authority of Winston-Salem.

Lisa J. Caldwell. Ms. Caldwell, 51, has been Executive Vice President and Chief Human Resources Officer of RAI since May 2009 and RAI Services Company since January 2010. Ms. Caldwell has served on the board of directors of RAI Services Company since January 2010. She was previously Executive Vice President and Chief Human Resources Officer for RJR Tobacco from May 2009 to January 2010. Ms. Caldwell served as Executive Vice President — Human Resources of RAI and RJR Tobacco from June 2008 to May 2009. She served as Senior Vice President — Human Resources of RAI from November 2006 to June 2008, after having served as Vice President — Human Resources of RAI from September 2004 to November 2006. She also served as Senior Vice President — Human Resources of RJR Tobacco from July 2007 to June 2008, after having served as Vice President — Human Resources of RJR Tobacco from January 2002 to November 2006. Prior to 2002, Ms. Caldwell held numerous human resources positions with RJR Tobacco since joining RJR Tobacco in 1991. Ms. Caldwell serves on the University of North Carolina and Wake Forest University School of Business boards of visitors and also serves on the board of directors for Winston-Salem Industries for the Blind.

Walton T. Carpenter. Mr. Carpenter, 59, has been Senior Vice President — Strategy and Planning of RJR Tobacco since November 2006. Mr. Carpenter has served on the board of directors for RJR Tobacco since January 2011. Mr. Carpenter previously served as Senior Vice President — Strategy and Planning for RAI from January 2006 to November 2006, after having served as Vice President — Strategy and Planning for RAI from July 2004 to January 2006. Prior to joining RAI in 2004, Mr. Carpenter held various positions with B&W and its parent company, BAT. Mr. Carpenter serves on the board of directors of the Arts Council of Winston-Salem and Forsyth County and also serves on the Forsyth Technical Community College Foundation Board.

Robert H. Dunham. Mr. Dunham, 45, has been Executive Vice President — Public Affairs for RAI, RJR Tobacco and RAI Services Company since August 2011. Mr. Dunham served as Senior Vice President — Public Affairs for RAI, RAI Services Company and RJR Tobacco from January 2010 to July 2011, after having served as Senior Vice President Marketing of RJR Tobacco from October 2008 to December 2009. Mr. Dunham served as Vice President of Marketing of RJR Tobacco from July 2004 to October 2008. Prior to joining RJR Tobacco in 2004, Mr. Dunham held various positions with B&W and its parent company, BAT.

Daniel A. Fawley. Mr. Fawley, 54, has served as Senior Vice President and Treasurer of RAI, RJR Tobacco and RJR since September 2004 and Senior Vice President and Treasurer of RAI Services Company since January 2010. Since joining RJR in 1999, he was Vice President and Assistant Treasurer of RJR until July 2004. Mr. Fawley is a member of the board of directors of the Reynolds American Foundation, the Board of Trustees of the Arts Council Endowment Fund, Inc. and the Finance Advisory Board for the Finance Academy.

McDara P. Folan, III. Mr. Folan, 53, has been Senior Vice President, Deputy General Counsel and Secretary of RAI since July 2004 and Senior Vice President, Deputy General Counsel and Secretary of RAI Services Company since January 2010. He also serves as Assistant Secretary of RJR Tobacco. Prior to 2004, Mr. Folan served in various positions with RJR and RJR Tobacco since joining RJR in 1999. Mr. Folan serves on the advisory board for Brenner Children’s Hospital, the board of trustees of Reynolda House Museum of American Art and the board of directors of Downtown Winston-Salem Partnership Inc. He also is chairman of the board of trustees of the Arts Council Endowment Fund, Inc.

Jeffery S. Gentry, PhD. Dr. Gentry, 54, became Executive Vice President — Operations and Chief Scientific Officer of RJR Tobacco on January 1, 2010, after having served as RAI Group Executive Vice President since April 1, 2008. Dr. Gentry has served on the board of directors of RJR Tobacco since January 2010. He was previously Executive Vice President — Research and Development of RJR Tobacco from December 2004. Dr. Gentry has served in various other positions with RJR Tobacco since joining RJR Tobacco in 1986 as a research and development chemist. He is the co-founder of No Limits II, a non-profit organization providing social opportunities for disabled adults in the Winston-Salem area.

Andrew D. Gilchrist. Mr. Gilchrist, 39, has served as President and Chief Commercial Officer of RJR Tobacco since January 1, 2011, after having served as Executive Vice President and Chief Financial Officer of RJR Tobacco and Executive Vice President and Chief Information Officer of RAI Services Company from January 2010 to December 2010. He previously served as Executive Vice President, Chief Financial Officer and Chief Information Officer of RJR Tobacco from July 2008 until January 2010. Mr. Gilchrist has served on the board of directors of RJR Tobacco since May 2008. He also served as Senior Vice President and Chief Financial Officer of RJR Tobacco from November 2006 to July 2008, after having served as Vice President — Integrated Business Management of RJR Tobacco from January 2006 to November 2006. Prior to 2006, Mr. Gilchrist served as Senior Director — Business Development since joining RAI in 2004. Prior to July 2004, Mr. Gilchrist held various positions with B&W and its parent company, BAT. Mr. Gilchrist is chairman of the finance committee and a member of the board of trustees of the Arts Council of Winston-Salem and Forsyth County and a member of the board for the Piedmont Triad Partnership.

Martin L. Holton III. Mr. Holton, 54, became Executive Vice President, General Counsel and Assistant Secretary of RAI and RAI Services Company and Executive Vice President and General Counsel of RJR Tobacco on January 1, 2011. Mr. Holton previously served as Senior Vice President and Deputy General Counsel of RAI Services Company since January 2010 and Senior Vice President, General Counsel and Secretary of RJR Tobacco from November 2006 through December 2010. In addition, Mr. Holton has served on the board of directors of RAI Services Company since January 2011. Previously, Mr. Holton served as Senior Vice President, Deputy General Counsel and Secretary of RJR Tobacco from February 2005 to November 2006 and Vice President and Assistant General Counsel – Litigation from July 2004 to February 2005. Mr. Holton serves on the board of managers for YMCA Camp Hanes.

J. Brice O’Brien. Mr. O’Brien, 43, was named Executive Vice President — Consumer Marketing of RJR Tobacco on January 1, 2010, after having served as President of Reynolds Innovations Inc. since January 2009. He served as Senior Vice President — Consumer Marketing of RJR Tobacco from January 2006 until January

2009, after serving as Vice President — Marketing since October 2004. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1995. Mr. O’Brien serves on the board of directors for the Juvenile Diabetes Research Foundation.

Frederick W. Smothers. Mr. Smothers, 48, has served as Senior Vice President and Chief Accounting Officer of RAI since January 2008 and RAI Services Company since January 2010. Mr. Smothers served as Vice President and Corporate Controller of RAI from October 2007 to December 2007. Prior to joining RAI, Mr. Smothers was an independent management consultant from 2002 until 2007, serving as Chief Executive Officer of ATRS Consulting from 2005 until October 2007, providing general management consulting to consumer products and manufacturing clients, including RAI. Prior to 2002, Mr. Smothers was employed by the accounting firm of Deloitte & Touche LLP, including four years as partner.

Robert D. Stowe. Mr. Stowe, 54, was named Executive Vice President — Trade Marketing of RJR Tobacco on January 1, 2010, after having served as Senior Vice President — Trade Marketing of RJR Tobacco from January 2006 to January 2010. He also served as an Area Vice President of RJR Tobacco from July 2004 to January 2006. Prior to July 2004, Mr. Stowe held various positions with B&W. Mr. Stowe serves on the board of directors of the Second Harvest Food Bank of Northwest North Carolina.

E. Kenan Whitehurst. Mr. Whitehurst, 55, has been Senior Vice President — Strategy and Business Development of RAI since November 2006. He was previously Vice President — Investor Relations of RAI from July 2004 until November 2006. Prior to 2004, he held various positions with RJR Tobacco after joining RJR Tobacco in 1988. Mr. Whitehurst serves on the executive committee and the board of directors of The First Tee of the Triad, an organization that provides educational programs to promote character development among youth.

The chief executive officers of RAI’s other principal operating subsidiaries are set forth below:

Mike Little. Mr. Little, 52, became President of SFNTC on December 1, 2011. Previously he served as Senior Vice President, Manufacturing from January 2002 until November 2011. Prior to 2002, Mr. Little held various positions with SFNTC after joining SFNTC in 1995.

Tommy J. Payne. Mr. Payne, 54, was named President of Niconovum USA, Inc. on January 1, 2010, after having served as Executive Vice President — Public Affairs of RAI from November 2006 to January 2010 and RJR Tobacco from May 2008 to January 2010. Mr. Payne previously served as Executive Vice President — External Relations of RAI from July 2004 to November 2006, and RJR Tobacco from September 1999 to November 2006. Prior to that time, he held various positions after joining RJR in 1988. Mr. Payne serves on the board of directors of the North Carolina Community Colleges Foundation, Inc.

Randall M. (Mick) Spach. Mr. Spach, 53, became President of American Snuff Co. on January 1, 2010. Previously he served as Vice President — Operations of American Snuff Co. from February 2009 until December 2010. Mr. Spach served as Vice President — Manufacturing/R&D of American Snuff Co. from March 2007 to February 2009. He served as Assistant Vice President — Manufacturing at American Snuff Co. from 2001 to March 2007. Between 1997 and 2001, Mr. Spach held various positions with American Snuff Co.

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

In Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco has been served as of December 31, 2011 in 6,561 cases on behalf of approximately 7,852 plaintiffs. The Engle Progeny cases have resulted in increased litigation and trial activity, including an increased number of adverse verdicts, and increased expenses. RJR Tobacco may be required to pay various judgments as the litigation proceeds. For a more complete description of this litigation, see “— Litigation affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. The case consists of 577 plaintiffs and will be tried in a single proceeding. On February 3, 2010 and June 8, 2010, mistrials were granted due to the inability to seat a jury. The court moved the case to Ohio County (Wheeling) with the Phase I trial having commenced on October 19, 2011. The court declared a mistrial on November 8, 2011.

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

For a more complete description of the above cases and other significant litigation involving RAI and its operating subsidiaries, including RJR Tobacco and American Snuff Co., see “— Litigation Affecting the Cigarette Industry” and “— Smokeless Tobacco Litigation” in Item 8, note 13 to consolidated financial statements.

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

For a more complete description of this case, see “— Health-Care Cost Recovery Cases — Department of Justice Case” in Item 8, note 13 to consolidated financial statements.

RJR Tobacco’s overall retail market share of cigarettes has declined in recent years and may continue to decline; if RJR Tobacco is not able to continue to grow market share of its growth brands, or develop, produce or market new alternative tobacco products profitably, results of operations, cash flows and financial position of RJR Tobacco and, consequently, of RAI could be adversely impacted.

RJR Tobacco’s U.S. retail market share of cigarettes has been declining for a number of years, and may continue to decline. According to data from IRI/Capstone, RJR Tobacco’s share of the U.S. cigarette retail market declined slightly to 27.4% in 2011 from 28.1% in 2010, continuing a trend in effect for several years. If RJR Tobacco’s growth brands do not continue to grow combined market share, results of operations, cash flows and financial position could be adversely affected. In addition, consumer health concerns, changes in adult consumer preferences and changes in regulations have prompted RJR Tobacco to introduce new alternative tobacco products. Consumer acceptance of these new products, such as CAMEL Snus or CAMEL Dissolvables, may fall below expectations. Furthermore, RJR Tobacco may not find vendors willing to produce alternative tobacco products resulting in additional capital expenditures for RJR Tobacco.

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

RJR Tobacco’s contract manufacturing for BAT accounted for 6% of total RAI sales and approximately 25% of total RJR Tobacco cigarette production in 2011. These contract manufacturing agreements may expire at the end of 2014. If BAT’s contracts are not renewed or extended or if sales under these contracts decline, RJR Tobacco’s revenue, operating income and cash flows will be unfavorably impacted.

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

In the United States, television and radio advertisements of cigarettes have been prohibited since 1971, and television and radio advertisements of smokeless tobacco products have been prohibited since 1986. Under the MSA, RAI’s operating subsidiaries, RJR Tobacco and SFNTC, cannot use billboard advertising, cartoon characters, sponsorship of certain events, non-tobacco merchandise bearing their brand names and various other advertising and marketing techniques. The MSA also prohibits targeting of youth in advertising, promotion or marketing of tobacco products, including the smokeless tobacco products of RJR Tobacco. American Snuff Co. is not a participant in the MSA. Although these restrictions were intended to ensure that tobacco advertising was not aimed at young people, some of the restrictions also may limit the ability of RAI’s operating subsidiaries to communicate with adult tobacco users. In addition, pursuant to the FDA Tobacco Act, the FDA has reissued regulations addressing advertising and marketing restrictions that were originally promulgated in 1996. Additional restrictions under the FDA regulations, or otherwise, may be imposed or agreed to in the future.

The regulation of tobacco products by the FDA may adversely affect RAI’s sales and operating profit.

The FDA Tobacco Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s, American Snuff’s and Santa Fe’s brands, and an increase in costs to RJR Tobacco, American Snuff and Santa Fe, resulting in a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, Altria Group Inc., which may be able to more quickly and cost-effectively comply with these new rules and regulations. The FDA has yet to issue guidance with respect to many provisions of the FDA Tobacco Act, which may result in less efficient compliance efforts. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be affected by FDA rules and regulations.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

RJR Tobacco’s, American Snuff’s and Santa Fe’s volumes, market share and profitability may be adversely affected by competitive actions and pricing pressures in the marketplace.

The tobacco industry is highly competitive. Among the major manufacturers, brands primarily compete on product quality, price, brand recognition, brand imagery and packaging. Substantial marketing support, merchandising display, discounting, promotions and other financial incentives generally are required to maintain or improve a brand’s market position or introduce a new brand.

In addition, substantial payment obligations under the State Settlement Agreements adversely affect RJR Tobacco’s ability to compete with manufacturers of deep-discount cigarettes that are not subject to such substantial obligations. For a more complete description of the State Settlement Agreements, see “— Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Increases in commodity prices will increase costs and may reduce profitability.

Increases in the cost of tobacco leaf, other raw materials and other commodities used in RAI’s operating subsidiaries’ products could cause profits to decline.

Certain of RAI’s operating subsidiaries may be required to write down intangible assets, including goodwill, due to impairment, thus reducing operating profit.

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2011, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair values of four indefinite-lived trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these four trademarks was $236 million at December 31, 2011.

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

Adverse changes in the liquidity in the financial markets could result in additional realized or unrealized losses associated with the value of RAI’s investments, which would negatively impact RAI’s consolidated results of operations, cash flows and financial position. As of December 31, 2011, $47 million of unrealized losses remain in other comprehensive loss. For more information on investment losses, see Item 8, note 2 to consolidated financial statements.

Increases in pension expense or pension funding may reduce RAI’s profitability and cash flow.

RAI’s profitability is affected by the costs of pension benefits available to employees generally hired prior to 2004. Adverse changes in investment returns earned on pension assets and discount rates used to calculate pension and related liabilities or changes in required pension funding levels may have an unfavorable impact on pension expense and cash flows. During 2011, RAI contributed $220 million to its pension plans and expects to contribute $309 million to its pension plans in 2012. RAI actively seeks to control increases in pension expense, but there can be no assurance that profitability will not be adversely affected. In addition, changes to pension legislation or changes in pension accounting may adversely affect profitability and cash flow.

RJR Tobacco, American Snuff and Santa Fe rely on outside suppliers to manage certain non-core business processes. Any interruption in these services could negatively affect the operations of RJR Tobacco, American Snuff and Santa Fe and harm their reputation and consequently the operations and reputation of RAI.

In an effort to gain cost efficiencies, RJR Tobacco, American Snuff and Santa Fe have substantially completed the outsourcing of many of their non-core business processes. Non-core business processes include, but are not limited to, certain processes relating to information technology, human resources, trucking and facilities. If any of the suppliers fail to perform their obligations in a timely manner or at a satisfactory quality level, RJR Tobacco, American Snuff and Santa Fe may fail to operate effectively and fail to meet shipment demand.

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

Revenues from McLane Company, Inc., a distributor, comprised approximately 27% of RAI’s consolidated revenues in 2011. The loss of this customer, or a significant decline in its purchases, could have a material adverse effect on revenue of RAI.

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

Because RAI and RJR have principal outstanding notes of $3.5 billion:

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

The outstanding notes issued by RAI and RJR are rated investment grade. If RAI’s credit rating falls below investment grade, RAI may not be able to sell additional debt securities or borrow money in such amounts, at the times, at the lower interest rates or upon the more favorable terms and conditions that might be available if its debt was rated investment grade. In addition, future debt security issuances or other borrowings may be subject to further negative terms, including provisions for collateral or limitations on indebtedness or more restrictive covenants.

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

For more complete information on RAI’s borrowing arrangements, see Item 8, notes 11 and 12 to consolidated financial statements.

B&W’s significant equity interest in RAI could be determinative in matters submitted to a vote by RAI shareholders, resulting in RAI taking actions that RAI’s other shareholders do not support. B&W also has influence over RAI by virtue of the governance agreement, which requires B&W’s approval before RAI takes certain actions.

B&W owns approximately 42% of the outstanding shares of RAI common stock. Only one other shareholder owns more than 10% of the outstanding shares of RAI common stock. Unless substantially all of RAI’s public shareholders vote together on matters presented to RAI shareholders, B&W would have the power to determine the outcome of matters submitted to a shareholder vote, subject to the governance agreement.

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

•

RAI’s adoption of any takeover defense measures that would apply to the acquisition of equity securities of RAI by B&W or its affiliates, other than the re-adoption of the RAI rights plan in its present form.

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

Under the governance agreement, B&W, based upon its current equity stake in RAI, is entitled to nominate five directors to RAI’s Board, at least three of whom are required to be independent directors and two of whom may be executive officers of BAT or any of its subsidiaries. RAI’s Board currently is composed of 13 persons, including five designees of B&W. Matters requiring the approval of RAI’s Board generally require the affirmative vote of a majority of the directors present at a meeting. Under the governance agreement, however, the approval of a majority of B&W’s designees on RAI’s Board is required in connection with the following matters:

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

Under RAI’s amended and restated articles of incorporation, as amended, referred to as its articles of incorporation, a B&W designated director who is affiliated with, or employed by, BAT or its subsidiaries and affiliates is not required to present a transaction, relationship, arrangement or other opportunity, all of which are collectively referred to as a business opportunity, to RAI if that business opportunity does not relate primarily to the United States.

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

RAI shareholders may be adversely affected by the July 30, 2014 expiration, or earlier termination, of the “standstill” provisions in the governance agreement. These events would enable B&W to, among other things, acquire some or all of the shares of RAI common stock not held by B&W or otherwise seek to influence or gain control of RAI, subject to governance agreement limitations on changes in the composition of RAI’s Board.

The standstill provisions contained in the governance agreement generally restrict B&W from acquiring additional shares of RAI common stock, seeking to remove RAI directors not designated by B&W, or taking other specified actions to influence or gain control of RAI. These restrictions will expire upon the earlier of July 30, 2014, or the date on which a significant transaction (as defined in the governance agreement) is consummated. A significant transaction is generally defined as the acquisition by a third party or group of 30% or more of the share voting power or consolidated total assets of RAI.

After the expiration (or earlier termination) of the standstill period, B&W will be permitted to increase its ownership interest in RAI without limitation, subject to the RAI shareholder rights plan described below. The

RAI shareholder rights plan also expires on July 30, 2014, but the RAI Board is permitted under the governance agreement to readopt the existing RAI shareholder rights plan in its present form. However, the existing RAI shareholder rights plan generally exempts B&W from its application. B&W’s ownership will only be restricted by the RAI shareholder rights plan if all or part of the governance agreement is terminated as described in the following risk factor. See the following risk factors for a summary description of the rights plan.

The governance agreement limits B&W representation on the RAI Board to five directors (out of an entire Board of 13 directors), of whom three must be independent of both RAI and BAT. If B&W’s voting percentage of RAI drops below 32%, B&W’s board representation will be reduced to a level approximately proportionate to its level of all RAI equity ownership. The governance agreement also requires B&W to vote for the RAI board-proposed slate of director nominees (unless an unaffiliated third party makes a material effort to solicit proxies voting against that slate). These provisions will remain in effect indefinitely after July 30, 2014, unless all or part of the governance agreement is terminated as described below.

The governance agreement and RAI shareholder rights plan are Exhibits 10.4 and 4.1 to this Annual Report on Form 10-K.

RAI shareholders may be adversely affected if all or part of the governance agreement were to be terminated because in some circumstances the standstill, board composition and share transfer restrictions on B&W would no longer apply. These developments could enable B&W to, among other things, acquire some or all of the shares of RAI common stock not held by B&W, seek additional representation on the RAI Board, replace existing RAI directors, solicit proxies, otherwise influence or gain control of RAI or transfer all or a significant percentage of its shares of RAI common stock to a third party.

The governance agreement provides that it will terminate automatically in its entirety if B&W owns less than 15%, referred to as a 15% termination, or if any third party or group controls more than 50%, referred to as a third party termination, of the voting power of all RAI shares. In addition, B&W may terminate the governance agreement in its entirety if B&W nominees proposed in accordance with the governance agreement are not elected to serve on the RAI Board or its committees, referred to as an election termination, or if RAI has deprived B&W nominees of such representation for “fiduciary” reasons, referred to as a fiduciary termination, or has willfully deprived B&W or its board nominees of any veto rights, referred to as a veto termination.

B&W also may terminate the standstill, the obligation to vote its shares of RAI common stock for Board-proposed director nominees, the restriction on Board representation in excess of proportionate representation and the RAI share transfer restrictions of the governance agreement if RAI willfully and deliberately breaches the provisions regarding B&W’s Board and Board committee representation, referred to as a willful termination.

See the preceding and following risk factors regarding the possible consequences of the termination of the standstill provision as it limits B&W’s ability to acquire additional shares of RAI common stock, to seek to remove RAI directors, or to otherwise increase its influence over RAI.

If the share transfer restrictions in the governance agreement are terminated, there will be no contractual restrictions on B&W’s ability to sell or transfer its shares of RAI common stock on the open market, in privately negotiated transactions or otherwise. These sales or transfers could create a substantial decline in the price of shares of RAI common stock or, if these sales or transfers were made to a single buyer or group of buyers that own shares of RAI common stock, could result in a third party acquiring control of or influence over RAI. However, any existing RAI shareholder rights plan could effectively restrict such third party’s acquisition of shares of RAI common stock as described in the following risk factor.

The RAI shareholder rights plan described above may effectively restrict the acquisition of beneficial ownership of 15% or more of the shares of RAI common stock. However, absent a termination of all or certain provisions of the governance agreement, B&W is generally exempt from the application of the rights plan.

In general terms, the RAI rights plan imposes a substantial penalty upon any person or group that acquires beneficial ownership of 15% or more of the outstanding shares of RAI common stock without the approval of the RAI Board.

Termination of some or all of the provisions of the governance agreement would have differing effects on the applicability of the rights plan to B&W. If a “15% termination” occurred, the rights plan would fully apply to B&W. If a “third party termination” occurred, the rights plan would not apply to B&W. If an “election termination,” a “fiduciary termination,” or a “veto termination” occurred, the rights plan would apply if B&W sought to increase its RAI share ownership above approximately 43% (or higher if the termination occurred after the July 30, 2014 expiration of the standstill provisions and B&W had acquired ownership of RAI above 43%). If a “willful termination” occurred, the rights plan would not apply to B&W.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of RAI and its material subsidiaries are located in Winston-Salem, North Carolina. RJR Tobacco’s manufacturing facilities are located in the Winston-Salem, North Carolina area, and American Snuff’s manufacturing facilities are located in Memphis, Tennessee; Clarksville, Tennessee; Winston-Salem, North Carolina; and Bowling Green, Kentucky. During 2009, American Snuff began capacity upgrade and expansion projects at newly acquired sites in Memphis, Tennessee and Clarksville, Tennessee. The new Memphis facility will replace the current Memphis facility with full production by mid-2012, while the new Clarksville facility provides for capacity expansion with initial processing that began in 2011. Santa Fe’s manufacturing facility is located in Oxford, North Carolina. All of RAI’s operating subsidiaries’ executive offices and manufacturing facilities are owned.

Item 3. Legal Proceedings

See Item 8, note 13 to consolidated financial statements for disclosure of legal proceedings involving RAI and its operating subsidiaries.

Item 4. Reserved

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RAI common stock, par value $.0001 per share, is listed on the NYSE under the trading symbol “RAI.” On January 27, 2012, there were approximately 15,134 holders of record of RAI common stock. Shareholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RAI common stock on January 27, 2012, was $39.42 per share.

The cash dividends declared, and high and low sales prices per share for RAI common stock on the NYSE Composite Tape, as reported by the NYSE, were as follows:

			Cash Dividends Declared per

	Price Per Share
	High	Low	Share
2011:
First Quarter	$36.11	$31.54	$0.53
Second Quarter	39.87	35.58	0.53
Third Quarter	38.64	31.82	0.53
Fourth Quarter	42.18	36.69	0.56
2010:
First Quarter	$27.58	$25.38	$0.45
Second Quarter	28.12	18.18	0.45
Third Quarter	30.22	25.74	0.45
Fourth Quarter	33.41	29.05	0.49

On February 2, 2012, the board of directors of RAI declared a quarterly cash dividend of $0.56, or $2.24 on an annualized basis, per common share. The dividends will be paid on April 2, 2012, to shareholders of record as of March 9, 2012. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. RAI, B&W and BAT also entered into Amendment No. 3 to the governance agreement, pursuant to which RAI has agreed that, so long as B&W’s ownership interest has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and B&W’s ownership interest is not decreased, by such issuance after taking into account such repurchase. In addition, RAI repurchases shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of December 31, 2011, RAI had repurchased and cancelled 6,776,637 shares of RAI common stock for $276 million under the above share repurchase program.

Additionally, during 2011, at a cost of $6 million, RAI purchased 162,257 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

The following table summarizes RAI’s purchases of its common stock during the fourth quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 to November 30, 2011	4,377,935	$40.30	4,377,935	$2,324
December 1, 2011 to December 31, 2011	2,398,702	41.37	2,398,702	2,224

Fourth Quarter Total	6,776,637	40.68	6,776,637	2,224

For equity-based benefit plan information, see Item 8, note 15 to consolidated financial statements.

Performance Graph

Set forth below is a line graph comparing, for the period which commenced on December 31, 2006, and ended on December 31, 2011, the cumulative shareholder return of $100 invested in RAI common stock with the cumulative return of $100 invested in the Standard & Poor’s 500 Index and the Standard & Poor’s Tobacco Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)

Among Reynolds American Inc., The S&P 500 Index

and The S&P Tobacco Index

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Reynolds American Inc.	$100.00	$105.90	$69.15	$98.78	$129.83	$174.50
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Tobacco(2)	100.00	119.85	97.98	123.07	157.15	214.38

(1)	Assumes that $100 was invested in RAI common stock on December 31, 2006, and that in each case all dividends were reinvested.

(2)	The S&P Tobacco Index includes as of December 31, 2011, the following companies: Altria Group, Inc.; Lorillard, Inc.; Philip Morris International Inc.; and Reynolds American Inc.

Item 6. Selected Financial Data

The selected historical consolidated financial data as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, are derived from the consolidated financial statements and accompanying notes, which have been audited by RAI’s independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2009, 2008 and 2007, and for the years ended December 31, 2008 and 2007, are derived from audited consolidated financial statements not presented or incorporated by reference. For further information, including the impact of new accounting developments, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1)
	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales(2)	$8,541	$8,551	$8,419	$8,845	$9,023
Income from continuing operations before extraordinary item(2)(3)(4)(5)	1,406	1,337	955	444	1,386
Losses from discontinued operations	—	(216)	—	—	—
Extraordinary item — gain on acquisition	—	—	—	—	1
Net income	1,406	1,121	955	444	1,387
Per Share Data:
Basic income from continuing operations	2.41	2.29	1.64	0.76	2.35
Diluted income from continuing operations	2.40	2.29	1.64	0.76	2.35
Basic losses from discontinued operations	—	(0.37)	—	—	—
Diluted losses from discontinued operations	—	(0.37)	—	—	—
Basic net income	2.41	1.92	1.64	0.76	2.35
Diluted net income	2.40	1.92	1.64	0.76	2.35
Basic weighted average shares, in thousands	582,320	582,996	582,761	586,802	590,326
Diluted weighted average shares, in thousands	585,383	584,854	583,652	587,201	590,818
Cash dividends declared per share of common stock	$2.15	$1.84	$1.73	$1.70	$1.60
Balance Sheet Data (at end of periods):
Total assets	16,254	17,078	18,009	18,154	18,629
Long-term debt (less current maturities)	3,206	3,701	4,136	4,486	4,515
Shareholders’ equity	6,251	6,510	6,498	6,237	7,466
Cash Flow Data:
Net cash from operating activities	1,420	1,265	1,454	1,315	1,331
Net cash from (used in) investing activities	60	(126)	(123)	278	763
Net cash used in financing activities	(1,714)	(1,349)	(1,192)	(1,206)	(1,312)
Net cash related to discontinued operations, net of tax benefit	—	(307)	—	—	—
Other Data:
Ratio of earnings to fixed charges(6)	10.6	10.2	6.9	8.5	7.0

(1)	Financial data for 2007 through 2010 has been adjusted to reflect RAI’s elective change in accounting for pension and postretirement benefits. See Item 8, note 1 to consolidated financial statements.

(2)

Net sales and cost of products sold exclude excise taxes of $4,107 million, $4,340 million, $3,927 million, $1,890 million and $2,026 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(3)	Includes gain on termination of joint venture of $328 million in 2008.

(4)	Includes restructuring and/or asset impairment charges of $38 million, $56 million and $90 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)

Includes trademark and/or goodwill impairment charges of $48 million, $32 million, $567 million, $318 million and $65 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(6)

Earnings consist of income from continuing operations before equity earnings, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and the interest portion of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations is presented in two comparative sections, 2011 compared with 2010, and 2010 compared with 2009. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011.

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane. During the fourth quarter of 2011, RAI elected to begin reporting the Santa Fe segment, which includes the primary operations of SFNTC. RAI has retrospectively revised segment disclosures for all periods presented. Although the operations and results of Santa Fe currently do not meet the quantitative criteria to be required to be reported, RAI management believes that reporting this segment is important to the financial statement user for additional understanding and transparency with respect to the aggregate operations and results of RAI’s subsidiaries that produce and market cigarettes in the U.S. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. For net sales and operating income attributable to each segment, see Item 8, note 17 to consolidated financial statements.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus, and in certain lead markets, CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. On January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, was transferred to RJR Tobacco from Santa Fe.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe managed RJR Tobacco’s super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, until January 1, 2012, at which time management was transferred to RJR Tobacco.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew nearly 5% in 2011. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both. In 2011, moist snuff industry volume growth returned to historic levels after a higher-than-expected level in 2010, as the growth in 2010 was positively impacted by competitive promotional strategies.

American Snuff faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Santa Fe

Santa Fe competes primarily in the U.S. cigarette market, which features several large competitors such as Philip Morris USA, Inc., Lorillard Tobacco Company, Liggett Group and Commonwealth Brands, Inc., and to a much lesser extent, many smaller manufacturers of deep-discount brands. Santa Fe’s cigarette brand, NATURAL AMERICAN SPIRIT, is priced at a premium compared with most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

Critical Accounting Estimates

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

As discussed in Item 8, note 13 to consolidated financial statements, RJR Tobacco, American Snuff Co. and their affiliates, including RAI, and indemnitees, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2011, RJR Tobacco had paid approximately $18 million since January 1, 2009, related to unfavorable smoking and health litigation judgments. During 2011, RJR Tobacco paid $139 million related to an unfavorable medical monitoring and smoking cessation case.

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions, and they intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for four Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, American Snuff Co. or their affiliates, including RAI, and indemnitees. Any unfavorable outcome of such actions could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. For further discussion of the litigation and legal proceedings pending against RAI or its affiliates or indemnitees, see Item 8, note 13 to consolidated financial statements.

State Settlement Agreements

RJR Tobacco and Santa Fe are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry —Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in Item 8, note 13 to consolidated financial statements.

Pension and Postretirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004. For additional information relating to pension and postretirement benefits, see Item 8, note 16 to consolidated financial statements.

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

In November 2011, RAI elected to change its method of accounting for pension and postretirement benefits. Historically, RAI has recognized actuarial gains and losses in accumulated other comprehensive loss in its consolidated balance sheets on an annual basis, amortizing them into operating results over the average future service period of active employees in these plans, to the extent such gains and losses were in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. RAI has elected to immediately recognize actuarial gains and losses in its operating results in the year in which they occur, to the extent they exceed the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, and are recorded as a mark-to-market, referred to as MTM, adjustment. Additionally, for purposes of calculating the expected return on plan assets, RAI will no longer use an averaging technique permitted under GAAP for the market-related value of plan assets, but instead will use the actual fair value of plan assets. These changes are intended to improve the transparency of RAI’s operating results by more quickly recognizing the effects of current economic and interest rate trends on plan investments and assumptions. See Item 8, note 1 to consolidated financial statements for a presentation of RAI’s operating results before and after the application of this accounting change.

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as an MTM adjustment, to the extent they exceed the corridor. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension and postretirement obligations have increased due to significant decreases in discount rates. These changes have resulted in an increase in charges to other comprehensive loss and increased pension and postretirement expense. The Pension Protection Act may require additional cash funding of the increased pension obligations in the future.

The most critical assumptions and their sensitivity to change are presented below:

Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans and other postretirement plans would have had the following effects, excluding any potential MTM adjustment:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2011 net periodic benefit cost	$14	$5	$(18)	$(6)
Effect on December 31, 2011, projected benefit obligation and accumulated postretirement benefit obligation	(559)	(128)	681	152

A one-percentage point change in assumed asset return would have had the following effects:

	1-Percentage Point Increase		1-Percentage Point Decrease
	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Effect on 2011 net periodic benefit cost	$(48)	$(3)	$48	$3

Intangible Assets

Intangible assets include goodwill, trademarks and other intangibles. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. RAI believes it has based its goodwill impairment testing on reasonable estimates and assumptions, and during the annual testing in the fourth quarter of 2011, the estimated fair value of each of RAI’s reporting units was substantially in excess of its respective carrying value.

Trademarks and other intangible assets with indefinite lives also are tested for impairment annually, in the fourth quarter. The aggregate fair value of RAI’s operating units’ trademarks and other intangible assets was substantially in excess of their aggregate carrying value. However, the individual fair values of four indefinite-lived trademarks were less than 15% in excess of their respective carrying values. The aggregate carrying value of these four trademarks was $236 million at December 31, 2011.

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

The financial statements reflect management’s best estimate of RAI’s current and deferred tax liabilities and assets. Future events, including but not limited to, additional resolutions with taxing authorities could have an impact on RAI’s current estimate of tax liabilities, realization of tax assets and effective income tax rate. See Item 8, note 10 to consolidated financial statements for additional information on income taxes.

Recently Adopted Accounting Pronouncements

For information relating to recently adopted accounting guidance, see Item 8, note 1 to consolidated financial statements.

Results of Operations

	For the Twelve Months Ended December 31,
	2011	2010(1)	% Change	2009(1)	% Change
Net sales:(2)
RJR Tobacco	$7,297	$7,350	(0.7)%	$7,334	0.2%
American Snuff	648	719	(9.9)%	673	6.8%
Santa Fe	436	356	22.5%	289	23.2%
All other	160	126	27.0%	123	2.4%

Net sales	8,541	8,551	(0.1)%	8,419	1.6%
Cost of products sold(2)(3)	4,464	4,544	(1.8)%	4,488	1.2%
Selling, general and administrative expenses	1,606	1,480	8.5%	1,517	(2.4)%
Amortization expense	24	25	(4.0)%	28	(10.7)%
Asset impairment and exit charges	—	38	NM (4)	—	NM (4)
Restructuring charge	—	—	NM (4)	56	NM (4)
Trademark impairment charges	48	6	NM (4)	567	NM (4)
Goodwill impairment charge	—	26	NM (4)	—	NM (4)
Operating income:
RJR Tobacco	1,945	2,084	(6.7)%	1,481	40.7%
American Snuff	331	320	3.4%	276	15.9%
Santa Fe	198	135	46.7%	98	37.8%
All other	18	(14)	NM (4)	14	NM (4)
Corporate expense	(93)	(93)	—	(106)	(12.3)%

	$2,399	$2,432	(1.4)%	$1,763	37.9%

(1)	Revised for the change in accounting for pension and postretirement benefits. See Item 8, note 1 to consolidated financial statements.

(2)	Excludes excise taxes of:

	2011	2010	2009
RJR Tobacco	$3,667	$3,898	$3,532
American Snuff	57	106	124
Santa Fe	159	144	110
All other	224	192	161

	$4,107	$4,340	$3,927

(3)	See below for further information related to State Settlement Agreements, federal tobacco buyout and FDA expense included in cost of products sold.

(4)	Percentage change not meaningful.

2011 Compared with 2010

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Twelve Months Ended December 31,
	2011	2010	% Change
Growth brands:
CAMEL excluding non-filter	21.2	21.6	(1.8)%
PALL MALL	21.7	20.1	8.0%

	42.9	41.7	2.9%
Support brands	26.9	31.3	(14.1)%
Non-support brands	3.1	4.6	(31.7)%

Total domestic	72.9	77.5	(6.0)%

Total premium	41.5	44.5	(6.9)%
Total value	31.4	33.0	(4.7)%
Premium/Total mix	56.9%	57.5%
Industry(2):
Premium	206.6	213.3	(3.1)%
Value	86.5	90.4	(4.4)%

Total domestic	293.1	303.7	(3.5)%

Premium/Total mix	70.5%	70.2%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

(2)	Based on information from MSAi.

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

RJR Tobacco’s net sales for the year ended December 31, 2011, decreased from the year ended December 31, 2010, due to $529 million attributable to lower cigarette volume and an unfavorable premium-to-value brand mix, partially offset by higher pricing of $398 million and higher related party sales of $107 million. Related party sales are expected to return to historical levels in 2012.

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows(2):

	For the Twelve Months Ended December 31,
	2011	2010	Share Point Change
Growth brands:
CAMEL excluding non-filter	7.8%	7.7%	0.1
PALL MALL	8.5%	7.4%	1.1

Total growth brands	16.4%	15.1%	1.3
Support brands	9.9%	11.2%	(1.3)
Non-support brands	1.1%	1.7%	(0.6)

Total domestic	27.4%	28.1%	(0.7)

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

The retail share of market of CAMEL’s filtered styles at 7.8 share points, increased slightly in 2011 compared with 2010. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.

CAMEL’s cigarette market share was favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s menthol market share at December 31, 2011, including CAMEL Crush, increased 0.4 percentage points to 2.3 percent. CAMEL Crush Bold was introduced in the third quarter of 2011. This is RJR Tobacco’s first cigarette line extension since this innovative style was expanded nationally in 2008. CAMEL Crush Bold has a more full-bodied, richer tobacco taste than CAMEL Crush.

CAMEL Snus, a smoke-free tobacco product, was expanded into select outlets nationally in 2009, and continues to bring awareness to this new smoke-free category. CAMEL Snus continued to show steady growth in 2011 as interest built in this convenient option for adult tobacco consumers.

CAMEL’s refined and improved line of dissolvable tobacco products continues to generate new consumer insights after being introduced in two new lead markets in the first quarter of 2011.

PALL MALL continued to perform well with both volume and share gains. PALL MALL’s growth is believed to be the result of the brand’s position as a product that offers a high quality, longer-lasting cigarette at a value price. Despite significant competitive activity and many offerings below PALL MALL’s price point, the brand’s 2011 market share rose 1.1 percentage points from the prior-year, to 8.5%.

The combined share of market of RJR Tobacco’s growth brands during 2011 showed improvement over 2010. RJR Tobacco’s total cigarette market share declined slightly from the prior year as RJR Tobacco has discontinued many of its non-core cigarette styles and de-emphasized private-label cigarette brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2011, decreased from the year ended December 31, 2010, due to lower cigarette volume on support and non-support brands and trademark impairment for 2011, partially offset by growth brand volume gains, higher cigarette pricing and productivity improvements. Also, during 2011, RJR Tobacco recorded charges of $64 million related to four Engle Progeny cases in Florida and $139 million related to the Scott lawsuit in Louisiana. For additional information, see “— Litigation Affecting the Cigarette Industry — Overview,” “— Engle and Engle Progeny Cases” and “— Class-Action Suits — Medical Monitoring and Smoking Cessation Case — Scott v. American Tobacco Co.” in Item 8, note 13 to consolidated financial statements. Additionally, unfavorable premium-to-value mix and asset impairment charges of $24 million related to a plant closing impacted the operating income in 2010.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, were as follows:

	For the Twelve Months Ended December 31,
	2011	2010
State Settlement Agreements	$2,355	$2,432
Federal tobacco quota buyout	217	232
FDA user fees	114	71

Expenses under the State Settlement Agreements are expected to be approximately $2.4 billion in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $210 million to $220 million in 2012. Expenses for FDA user fees are expected to be approximately $115 million to $125 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2011 and 2010, RJR Tobacco’s product liability defense costs were $160 million and $153 million, respectively. The increase in product liability defense costs in 2011 compared with 2010 is due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial. For more information, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview — Introduction” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Overview — Scheduled Trials” in Item 8, note 13 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through December 31, 2012.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the increased level of activity in RJR Tobacco’s pending cases and possible new cases, including the increased number of cases in trial and scheduled for trial, particularly with respect to the Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to increase. See “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements for additional information. In addition, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Twelve Months Ended December 31,
	2011	2010	% Change
KODIAK	45.7	47.5	(3.8)%
GRIZZLY	355.8	325.3	9.4%
Other	3.2	4.5	(29.3)%

Total moist snuff	404.7	377.3	7.3%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

American Snuff’s net sales for the year ended December 31, 2011, were unfavorably impacted by higher levels of competitive promotional activity and by the lack of sales from Lane subsequent to its sale on February 28, 2011, partially offset by higher volumes. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in 2011 with gains on core styles. Shipments of KODIAK, American Snuff’s leading premium brand, declined slightly in 2011 due to high levels of competitive promotional activity.

The American Snuff retail share of market of U.S. moist snuff, according to data(1) processed by A.C. Nielsen, were as follows(2):

	For the Twelve Months Ended December 31,
	2011	2010	Share Point Change
KODIAK	3.6%	3.9%	(0.3)
GRIZZLY	27.7%	26.1%	1.6
Other	0.2%	0.3%	(0.1)

Total moist snuff	31.5%	30.3%	1.2

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

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 83% of American Snuff’s revenue in 2011 and approximately 74% in 2010 reflecting the impact from the sale of Lane in 2011. Moist snuff industry volume grew nearly 5% in 2011 compared with 2010. In 2011, moist snuff industry volume growth returned to historic levels after a higher-than-expected level in 2010, as the growth in 2010 was positively impacted by competitive promotional strategies.

GRIZZLY’s market share of moist snuff shipments in 2011 increased compared with 2010 despite competitive promotional activity. In the industry, the moist pouch segment grew approximately 11.4% in 2011, and now accounts for over 9% of all moist snuff volume. GRIZZLY’s pouch styles accounted for over 27% of moist pouch industry volume at December 31, 2011.

The retail share of market of KODIAK in 2011 was down compared with 2010, continuing to be impacted by pricing pressures as a premium brand.

Operating Income

American Snuff’s operating income for the year ended December 31, 2011, increased due to higher moist snuff pricing and sales volumes, partially offset by high levels of promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. In addition, as a result of fourth quarter testing, trademark impairment charges of $5 million and $6 million were recorded in 2011 and 2010, respectively, on several loose leaf brands.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Twelve Months Ended December 31,
	2011	2010	% Change
NATURAL AMERICAN SPIRIT	2.8	2.5	13.5%

Santa Fe’s net sales for the year ended December 31, 2011, increased over 2010 and were favorably impacted by higher volume and pricing.

The cigarette shipment volume growth of 13.5% reflects strong consumer demand, supported by expanded domestic distribution and style presence at retail.

The share of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows:

	For the Twelve Months Ended December 31,
	2011	2010	Share Point Change
NATURAL AMERICAN SPIRIT	1.0%	0.8%	0.2

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by Santa Fe primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2011, increased as compared with the year ended December 31, 2010, as a result of higher cigarette volumes and pricing, partially offset by higher MSA costs.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, were as follows:

	For the Twelve Months Ended December 31,
	2011	2010
MSA	$75	$60
Federal tobacco quota buyout	9	8
FDA user fees	4	3

Expenses under the MSA are expected to be approximately $90 million in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $10 million in 2012. Expenses for FDA user fees are expected to be approximately $5 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements.

RAI Consolidated

Interest and debt expense for the year ended December 31, 2011, was $221 million, a decrease of $11 million from the comparable prior year, primarily due to lower debt balances during 2011.

Provision for income taxes of $780 million reflected an effective rate of 35.7%, for the year ended December 31, 2011, compared with $868 million for an effective rate of 39.4%, for the year ended December 31, 2010. The effective tax rate for 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

RAI expects its effective tax rate to be between 37% and 38% in 2012.

2010 Compared with 2009

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

The shares of RJR Tobacco’s brands as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows(2):

	For the Twelve Months Ended December 31,
	2010	2009	Share Point Change
Growth brands:
CAMEL excluding non-filter	7.7%	7.5%	0.2
PALL MALL	7.4%	4.8%	2.7

Total growth brands	15.1%	12.3%	2.8
Support brands	11.2%	13.1%	(1.9)
Non-support brands	1.7%	2.9%	(1.2)

Total domestic	28.1%	28.3%	(0.2)

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

The retail share of market of CAMEL’s filtered styles increased in 2010 compared with 2009, favorably impacted by product upgrades in two core menthol styles in late 2009. CAMEL Crush had captured 0.8 share points as of December 31, 2010, as the success of this style continued to be a key driver in the growing menthol category.

PALL MALL increased market share in 2010 compared with 2009, due, in management’s belief, to adult consumers switching brands seeking greater value. PALL MALL, positioned as a product that offers a longer-lasting cigarette at a value price, has retained a high percentage of adult smokers who try the brand.

Operating Income

RJR Tobacco’s operating income for the year ended December 31, 2010, increased from the year ended December 31, 2009, due to higher cigarette pricing and continued productivity gains. In addition to streamlining product offerings, RJR Tobacco also eliminated non-essential activities and outsourced non-core functions. Partially offsetting these gains were lower cigarette volume, the payment of a legal judgment and higher FDA user fees. Additionally, unfavorable premium-to-value mix and asset impairment charges of $24 million related to a plant closing impacted the operating income in 2010.

Trademark impairment charges of $491 million were recorded in 2009 as the result of impairment testing to reflect the forecasted sales impact due to the increase in the federal excise tax and as the result of annual impairment testing of brand trademarks.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, were as follows:

	For the Twelve Months Ended December 31,
	2010	2009
State Settlement Agreements	$2,432	$2,490
Federal tobacco quota buyout	232	231
FDA user fees	71	21

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2010 and 2009, RJR Tobacco’s product liability defense costs were $153 million and $123 million, respectively. The increase in product liability defense costs in 2010 compared with 2009 was due primarily to the increase in the number of Engle Progeny cases in or scheduled for trial.

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

American Snuff’s net sales for the year ended December 31, 2010, were favorably impacted by higher moist snuff volume and pricing. Shipments of GRIZZLY increased in 2010 with gains on core styles. Shipments of KODIAK declined slightly in 2010 due to competitive promotional activity.

The American Snuff shares of the moist snuff category as a percentage of total share of U.S. shipments of moist snuff, according to distributor reported data(1) processed by MSAi, were as follows(2):

	For the Twelve Months Ended December 31,
	2010	2009	Share Point Change
KODIAK	3.6%	3.8%	(0.2)
GRIZZLY	25.3%	25.3%	—
Other	0.3%	0.3%	—

Total moist snuff	29.2%	29.4%	(0.2)

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

Moist snuff accounted for approximately 74% of American Snuff’s revenue in 2010 and approximately 71% in 2009. Moist snuff industry volume grew 8% in 2010 compared with 2009, due to competitive promotional strategies in 2010 and a change in competitive shipments reporting, which excludes product returns.

GRIZZLY’s market share of moist snuff shipments in 2010 was stable compared to 2009 despite competitive promotional activity and line extensions. In the first quarter of 2010, embossed metal lids were launched across the entire brand. In the industry, pouch styles grew nearly 21% in 2010, and accounted for nearly 9% of moist snuff sales. GRIZZLY’s pouch styles accounted for over 24% of the pouch segment at December 31, 2010.

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

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Twelve Months Ended December 31,
	2010	2009	% Change
NATURAL AMERICAN SPIRIT	2.5	2.1	19.9%

Santa Fe’s net sales for the year ended December 31, 2010, as compared with the year ended December 31, 2009, were favorably impacted by higher volume of $51 million and $19 million attributable to pricing.

The share of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data(1) from IRI/Capstone, were as follows:

	For the Twelve Months Ended December 31,
	2010	2009	Share Point Change
NATURAL AMERICAN SPIRIT	0.8%	0.7%	0.1

(1)

Retail share of U.S. cigarette sales data is included in this document because it is used by Santa Fe primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

Operating Income

Santa Fe’s operating income for the year ended December 31, 2010, increased from the year ended December 31, 2009, due to higher cigarette volume and pricing. Partially offsetting these gains were higher MSA charges and an increase in expenses related to the expansion of the sales force.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, were as follows:

	For the Twelve Months Ended December 31,
	2010	2009
MSA	$60	$48
Federal tobacco quota buyout	8	6
FDA user fees	3	1

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

Provision for income taxes of $868 million reflected an effective rate of 39.4%, for the year ended December 31, 2010, compared with $567 million for an effective rate of 37.3%, for the year ended December 31, 2009. The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances, mainly from RAI and RJR. The principal sources of liquidity for RAI and RJR, in turn, are proceeds from issuances of debt securities by RAI and RJR and the Credit Agreement described below under “— Borrowing Arrangements —Credit Agreement”. It is expected that the Term Loan described under “— Borrowing Arrangements — Term Loan,” if and when it is consummated, will also serve as a source of liquidity for RAI. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI and RJR that, when combined with RAI’s and RJR’s cash balances and other liquidity sources, will enable RAI and RJR to make their required debt-service payments, and enable RAI to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitored the liquidity of key suppliers and customers throughout 2011, and where liquidity concerns were identified, appropriate contingency plans were developed. To date, no business interruptions have occurred caused by key supplier liquidity, and no liquidity issues were identified involving significant customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize risk. At present, RAI primarily invests cash in U.S. treasuries.

As of December 31, 2011, R.J. Reynolds Tobacco C.V., referred to as RJRTCV, and an indirect wholly owned subsidiary of RAI, held approximately 122 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s consolidated balance sheet. Nearly two-thirds of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Finland, France, Germany and the Netherlands. The average maturity of the fund was 17 days as of December 31, 2011. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on its liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of December 31, 2011, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and the mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value.

On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations to STG for net proceeds of $202 million in cash. The assets and liabilities of the disposal group were classified as held for sale as of December 31, 2010, and its results of operations were included through February 28, 2011, in income from continuing operations in the American Snuff segment.

Contractual obligations as of December 31, 2011 were as follows:

	Payments Due by Period
	Total	Less than 1 Year-2012	1-3 Years 2013-2014	4-5 Years 2015-2016	Thereafter
Long-term notes, exclusive of interest(1)	$3,510	$450	$685	$975	$1,400
Interest payments related to long-term notes(1)	1,637	240	374	302	721
Operating leases(2)	66	20	33	13	—
Non-qualified pension obligations(3)	87	9	16	16	46
Postretirement benefit obligations(3)	704	70	145	145	344
Qualified pension funding(3)	300	300
Purchase obligations(4)	424	180	176	68	—
Other noncurrent liabilities(5)	51	N/A	19	5	27
State Settlement Agreements’ obligations(6)	12,500	2,500	5,000	5,000
Gross unrecognized tax benefit(7)	128
Federal tobacco buyout obligations(8)	641	228	413	—	—
FDA user fee	735	127	283	325

Total cash obligations	$20,783	$4,124	$7,144	$6,849	$2,538

(1)	For more information about RAI’s and RJR’s long-term notes, see Item 8, note 12 to consolidated financial statements.

(2)

Operating lease obligations represent estimated lease payments primarily related to office space, automobiles, warehouse space and computer equipment. See Item 8, note 13 to consolidated financial statements for additional information.

(3)

For more information about RAI’s pension plans and postretirement benefits, see Item 8, note 16 to consolidated financial statements. Non-qualified pension and postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. Qualified pension plan funding is based on the Pension Protection Act and tax deductibility and is not reasonably estimable beyond one year.

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

(6)

State Settlement Agreements’ obligation amounts in the aggregate beyond five years are not presented as these are obligations into perpetuity. For more information about the State Settlement Agreements, see Item 8, note 13 to consolidated financial statements.

(7)

For more information on gross unrecognized tax benefits, see Item 8, note 10 to consolidated financial statements. Due to inherent uncertainties regarding the timing of payment of these amounts, RAI cannot reasonably estimate the payment period.

(8)	For more information about the tobacco buyout legislation, see “— Governmental Activity” below and Item 8, note 13 to consolidated financial statements.

Commitments as of December 31, 2011 were as follows:

	Commitment Expiration Period
	Total	Less than 1 Year
Standby letters of credit backed by revolving credit facility	$7	$7

Cash Flows

2011 Compared with 2010

Net cash flows from operating activities were $1,420 million and increased $155 million in 2011, compared with 2010. This change was driven by lower pension contributions in 2011, partially offset by higher income tax payments and litigation bonds in 2011.

Net cash flows from investing activities were $60 million and increased $186 million in 2011, compared with 2010 primarily due to proceeds from the sale of the Lane business during 2011, partially offset by higher capital expenditures for American Snuff’s facility expansion projects.

Net cash flows used in financing activities were $1,714 million and increased $365 million in 2011, compared with the prior-year period. This increase was the result of an increase in the comparable quarterly common stock dividend, a higher debt payment in 2011, and stock repurchases, partially offset by the receipt of cash from the termination of interest rate swaps.

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

Net cash flows related to discontinued operations, net of tax benefit, include payments made in 2010, of $324 million, offset by tax benefits of $91 million, realized in 2010, and of $74 million to certain Canadian governments, resulting from the terms of a Comprehensive Agreement and plea agreement, respectively, associated with the former international businesses that were sold to JTI in 1999. See Item 8, notes 6 and 13 to consolidated financial statements for additional details of these payments.

Borrowing Arrangements

RAI and RJR Notes

As of December 31, 2011, RAI’s total consolidated debt consisted of RAI notes in the aggregate principal amount of $3.4 billion, with maturity dates ranging from 2012 to 2037, and RJR notes in the aggregate principal amount of $118 million, with maturity dates ranging from 2012 to 2015. See Item 8, note 12 to consolidated financial statements for more information on these notes.

At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, except RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of December 31, 2011, in whole or in part at any time, subject to the payment of a make-whole premium. At maturity on June 15, 2011, RAI repaid $400 million of floating rate notes from existing cash.

Interest Rate Swaps

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

As a result of these actions, RAI and RJR effectively converted $1.6 billion of fixed-rate notes swapped to a variable rate of interest, to a fixed rate of interest of approximately 4.0%.

During September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, each with notional amounts of $1.5 billion and maturity dates ranging from June 1, 2012 to June 15, 2017. RAI and RJR received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt. As of December 31, 2011, RAI and RJR had no outstanding interest rate swaps.

Credit Agreement

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

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of December 31, 2011, there were no borrowings, and $7 million of letters of credit outstanding, under the Credit Agreement.

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

Lenders and their respective commitments in the Credit Agreement, which are several, not joint, commitments, are listed below:

Lender	Commitment
JP Morgan Chase Bank, N.A.	$67.00
Citibank N.A.	67.00
Goldman Sachs Bank USA	67.00
Mizuho Corporate Bank, Ltd.	67.00
Morgan Stanley Bank	67.00
The Bank of Nova Scotia	67.00
AG First Farm Credit Bank	47.00
Royal Bank of Canada	47.00
The Bank of New York Mellon	47.00
Wells Fargo Bank, National Association	47.00
Farm Credit Bank of Texas	40.00
Credit Suisse AG Cayman Islands Branch	35.00
Fifth Third Bank	35.00
Northern Trust Company	25.00
United FCS, PCA dba FCS Commercial Finance Group	25.00

$750.00

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at December 31, 2011. See Item 8, note 11 to consolidated financial statements for additional information on the Credit Agreement.

Term Loan

On January 23, 2012, RAI entered into a commitment letter with certain financial institutions, pursuant to which it is expected that RAI will enter into an unsecured delay draw term loan facility, referred to as the Term

Loan, with the agents and lenders party thereto, with an anticipated maximum aggregate borrowing amount of up to $750 million. It is anticipated that the Term Loan will mature on December 28, 2012, and that the same RAI subsidiaries that guarantee the Credit Agreement will guarantee RAI’s obligations, on an unsecured basis, under the Term Loan. The completion of the Term Loan is subject to, among other customary conditions, securing sufficient loan commitments from lenders and the negotiation, execution and delivery of mutually satisfactory final credit documentation. It is currently anticipated that the parties will enter into the Term Loan during the first quarter of 2012, although there can be no assurance that the conditions to completing the Term Loan will be satisfied or waived by that time, or at all.

It is expected that the Term Loan will contain representations and warranties, covenants and events of default substantially similar to those contained in the Credit Agreement. It is further anticipated that borrowed amounts will bear interest in a manner similar to the Credit Agreement, as described above, except that the applicable margin is expected to be based upon RAI’s senior unsecured long-term debt credit rating. Pending any borrowings, which are expected to be made in a single drawing, and only before a commitment termination date expected to be no later than April 17, 2012, RAI will incur an unused facility commitment fee.

RAI anticipates using the proceeds of the Term Loan for general corporate purposes, including to help pay at maturity the RAI and RJR notes maturing in 2012, to make payments under the MSA and to purchase shares under its share repurchase program.

Dividends

On February 2, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share. The dividend will be paid on April 2, 2012, to shareholders of record as of March 9, 2012. On an annualized basis, the dividend rate is $2.24 per common share. The current dividend reflects RAI’s policy of paying dividends to the holders of RAI common stock in an aggregate amount that is approximately 80% of RAI’s annual consolidated net income.

Stock Repurchases

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. RAI, B&W and BAT also entered into Amendment No. 3 to the governance agreement, pursuant to which RAI has agreed that, so long as B&W’s ownership interest has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and B&W’s ownership interest is not decreased, by such issuance after taking into account such repurchase. In addition, RAI repurchases shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the LTIP.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of December 31, 2011, RAI had repurchased and cancelled 6,776,637 shares of RAI common stock for $276 million under the above share repurchase program.

Additionally, during 2011, at a cost of $6 million, RAI purchased 162,257 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries’ recorded cash capital expenditures of $190 million, $174 million and $141 million in 2011, 2010 and 2009, respectively. Of the 2011 amount, $55 million related to RJR Tobacco, $106 million related to American Snuff and $7 million related to Santa Fe. RJR Tobacco plans to spend $65 million to $75 million for capital expenditures during 2012, primarily on non-discretionary business requirements, and American Snuff plans to spend $20 million to $30 million in 2012, primarily on non-discretionary capacity projects for the Memphis, Tennessee and Clarksville, Tennessee facilities. Santa Fe plans to spend $7 million to $12 million in 2012, primarily on non-discretionary business requirements for manufacturing and storage facilities. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of December 31, 2011.

Retirement Benefits

RAI assessed the asset allocation and investment strategy of its pension plans and is phasing in appropriate changes to balance funded status, interest rate risk and asset returns. These changes will reduce the pension fund’s exposure to equities and increase exposure to fixed income. As a result of changes to the asset allocation and investment strategy, RAI lowered the expected long-term return on pension assets, referred to as the ELTRA, to 7.75% in 2011, from 8.25% in 2010 and will further lower it to 7.00% in 2012. The ELTRA, asset allocation, current asset performance and the discount rate may impact the funded status of RAI’s pension plans. As a result, to improve the funded status, RAI contributed $220 million to the pension assets in 2011.

In 2012, RAI plans to contribute $309 million to the pension plans, and the pension income is expected to be $43 million.

RAI’s fixed income exposure includes debt securities issued by European countries whose S&P credit rating is AA+ or below and also debt securities issued by other entities domiciled in those same countries. The countries include France, Belgium, Spain, Ireland, Italy, Russia and Greece. RAI’s net exposure to this group of countries is 3.3%, which is comprised of 2.6% in cash bonds and 0.7% in credit default swap contracts. The total includes both sovereign and non-sovereign exposure. France is RAI’s single largest net exposure at 1.7%.

Income Taxes

At December 31, 2011, RAI had a net deferred tax asset of $434 million. RAI has determined that a valuation allowance of $33 million is required to fully offset a deferred tax asset related to the federal capital loss carryforward resulting from the sale of Lane. RAI believes it is unlikely that this deferred tax asset will be realized though the expected generation of future net capital gains. No valuation allowance has been provided on other deferred tax assets as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Litigation and Settlements

As discussed in Item 8, note 13 to consolidated financial statements, various legal proceedings or claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RAI’s operating subsidiaries’ products, and seeking damages in amounts ranging into the hundreds of millions or even billions of dollars, are pending or may be instituted against RJR Tobacco, American Snuff Co. or their affiliates, including RAI or RJR, or indemnitees, including B&W. Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of December 31, 2011, RJR Tobacco had paid approximately $18 million since January 1, 2009, related to unfavorable smoking and health litigation judgments. During 2011, RJR Tobacco paid $139 million related to an unfavorable medical monitoring and smoking cessation case.

In particular, in Engle v. R. J. Reynolds Tobacco Co., the Florida Supreme Court issued a ruling that, while determining that the case could not proceed further as a class action, permitted members of the Engle class to file individual claims, including claims for punitive damages, through January 11, 2008. RJR Tobacco refers to these cases as the Engle Progeny cases. RJR Tobacco has been served as of December 31, 2011 in 6,561 of these cases on behalf of approximately 7,852 plaintiffs. The Engle Progeny cases have resulted and will continue to result in increased litigation and trial activity and increased expenses. For a more complete description of the Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Overview” and “— Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements.

Also, the consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases, is pending in West Virginia, against both RJR Tobacco and B&W. This case consists of 577 plaintiffs and will be tried in a single proceeding. On February 3, 2010 and June 8, 2010, mistrials were granted due to the inability to seat a jury. Trial began again in October 2011, but the court declared a mistrial on November 8, 2011. For a more complete description of this case, see “— Litigation Affecting the Cigarette Industry — West Virginia IPIC” in Item 8, note 13 to consolidated financial statements.

Finally, in Scott v. American Tobacco Co., a Louisiana state court class action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, a state court of appeals entered an amended judgment in 2010, holding the defendants jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit roughly $242 million plus interest into a trust to fund the program. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment and interest allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011. For more information on the Scott case, see “— Litigation Affecting the Cigarette Industry — Class-Action Suits — Medical Monitoring and Smoking Cessation Case” in Item 8, note 13 to consolidated financial statements.

RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable or estimable, except for four Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in Item 8, note 13 to consolidated financial statements. RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and have valid defenses to all actions and intend to defend all actions vigorously. Nonetheless, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and generally it is not possible to predict the outcome of the litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RAI’s consolidated results of operations, cash flows or financial position could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters or difficulties in obtaining the bonds required to stay execution of judgments on appeal.

In 1998, RJR Tobacco, B&W and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in Item 8, note 13 to consolidated financial statements, the State Settlement Agreements impose a perpetual stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes in the future. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” in Item 8, note 13 to consolidated financial statements. The State Settlement Agreements have materially adversely affected RJR Tobacco’s shipment volumes. RAI believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RAI and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and value categories, RJR Tobacco’s share of the domestic premium and value cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the State Settlement Agreements.

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $3.9 billion for the years 2003 through 2010. For more information related to this litigation, see “— Litigation Affecting the Cigarette Industry — State Settlement Agreements — Enforcement and Validity; Adjustments” Item 8, note 13 to consolidated financial statements.

Governmental Activity

The marketing, sale, taxation and use of tobacco products have been subject to substantial regulation by government and health officials for many years. In 2012, it is likely that the U.S. Congress will address the issue of RYO machines and the designation of retail entities using such machines as “tobacco manufacturers.” Such RYO-sourced tobacco products currently benefit from lower excise taxes, facilitating lower pricing and increased competition for non-RYO manufacturers. In addition, various state governments have adopted or are considering, among other things, legislation and regulations that would:

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of December 31, 2011, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.22, compared with the 12-month rolling average of $1.24 as of December 31, 2010. During 2011, two states and the District of Columbia passed cigarette excise tax increases, and a number of other states are considering an increase in their cigarette excise taxes for 2012. In addition, during 2011, one state passed a cigarette excise tax decrease. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2012 legislative session. As of December 31, 2011,

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

Legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in several states in 2011 and one state, Indiana, adopted such a change effective January 1, 2012. During 2011, one state adopted legislation increasing its taxes on smokeless tobacco products, and other states may adopt such increases during their 2012 legislative sessions. In addition, during 2011, one state passed legislation reducing the tax rate on smokeless tobacco.

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

•	as of March 22, 2011, manufacturers were required to submit documentation to obtain FDA clearance for cigarettes and smokeless tobacco products commercially launched after February 15, 2007;

•	on June 22, 2011, the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which will take effect September 22, 2012;

•	on July 5, 2011, the FDA issued a final regulation setting forth a process by which manufacturers may seek an exemption to the substantial equivalence review process for tobacco additive changes;

•

on August 16, 2011, the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, roll-your-own tobacco or smokeless tobacco products once in a two-year cycle beginning on October 1, 2011; and

•

on December 14, 2011, the Institute of Medicine, as required under the FDA Tobacco Act, issued a report entitled “Scientific Standards for Studies on Modified Risk Tobacco Products” for consideration by the FDA as it develops regulation and or guidance regarding the scientific studies and surveillance relevant to an assessment of modified risk tobacco product submissions.

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

A “Center for Tobacco Products” has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2011 was $120 million.

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

At its July 21 and 22, 2011 meetings, the TPSAC convened its discussion of the nature and impact of the use of dissolvable tobacco products on public health. The TPSAC will issue its report and recommendations with respect to dissolvable tobacco products in March 2012.

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the U.S. District Court for the District of Columbia a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in Item 8, note 13 to consolidated financial statements.

In February 2010, RJR Tobacco received a letter from the Center for Tobacco Products (which letter is available on the FDA’s web site) requesting, in connection with the TPSAC’s study of dissolvable tobacco products, certain information regarding the perception and use of CAMEL Dissolvables. RJR Tobacco, which markets its tobacco products only to adult tobacco users, responded to the FDA’s information request on April 1, 2010. In June 2011, the Center sent letters to all registered tobacco manufacturers, including RJR Tobacco, SFNTC and American Snuff Co., requesting documents and information concerning dissolvable tobacco products, particularly health-related documents and information on marketing research and practices. The letters indicate that this information also will be used to support the TPSAC’s study of dissolvable tobacco products. SFNTC and American Snuff Co. responded to the FDA’s information request on August 1, 2011, and RJR Tobacco completed submission to the FDA on September 13, 2011.

In May 2010, the Center for Tobacco Products sent letters to various tobacco manufacturers, including RJR Tobacco, SFNTC, American Snuff Co. and Lane, containing a document request for certain information concerning the use of menthol in cigarettes. Each of these companies responded to the FDA’s information request on August 26, 2010.

On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see “—Litigation Affecting the Cigarette Industry — Other Cases” in Item 8, note 13 to consolidated financial statements.

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in filing a lawsuit, R.J. Reynolds Tobacco Company v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act that violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in Item 8, note 13 to consolidated financial statements.

It is likely that the FDA Tobacco Act could result in a decrease in cigarette and smokeless tobacco sales in the United States, including sales of RJR Tobacco’s, American Snuff Co.’s and SFNTC’s brands, and an increase in costs to RJR Tobacco, American Snuff Co. and SFNTC that could have a material adverse effect on RAI’s financial condition, results of operations and cash flows. RAI believes that such regulation may adversely affect the ability of its operating subsidiaries to compete against their larger competitor, which may be able to more quickly and cost-effectively comply with these new rules and regulations. The FDA has yet to issue guidance with respect to many provisions of the FDA Tobacco Act, which may result in less efficient compliance efforts. Finally, the ability of RAI’s operating companies to gain efficient market clearance for new tobacco products could be affected by FDA rules and regulations.

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

All states and Washington, D.C. have enacted fire standards compliance legislation, adopting the same testing standard first adopted by New York in 2003, a standard requiring cigarettes to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. The cigarettes that RAI’s operating companies sell in these jurisdictions comply with this standard, with RJR Tobacco, in recognition of legislative trends and in an effort to increase productivity and reduce complexity, having voluntarily converted all of its brands to fire standard compliant paper by the end of 2009.

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

Tobacco Buyout Legislation

For information relating to tobacco buyout legislation, see “— Tobacco Buyout Legislation and Related Litigation” in Item 8, note 13 to consolidated financial statements.

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “— Other Contingencies” in Item 8, note 13 to consolidated financial statements.

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

•	the substantial and increasing taxation and regulation of tobacco products, including the regulation of tobacco products by the FDA;

•	the possibility that the FDA will issue a regulation prohibiting menthol as a flavor in cigarettes or prohibit mint or wintergreen as a flavor in smokeless tobacco products;

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

•	the potential difficulty of obtaining bonds as a result of litigation outcomes and the challenges to the Florida bond statute applicable to the Engle Progeny cases;

•	the possibility of being required to pay various adverse judgments in the Engle Progeny and/or other litigation;

•

the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

•	the continuing decline in volume in the U.S. cigarette industry and RAI’s dependence on the U.S. cigarette industry;

•	concentration of a material amount of sales with a single customer or distributor;

•	competition from other manufacturers, including industry consolidations or any new entrants in the marketplace;

•	increased promotional activities by competitors, including manufacturers of deep-discount cigarette brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products, marketing strategies and promotional programs;

•	the ability to achieve efficiencies in the businesses of RAI’s operating companies without negatively affecting financial or operating results;

•	the reliance on a limited number of suppliers for certain raw materials;

•	the cost of tobacco leaf, and other raw materials and other commodities used in products;

•	the effect of market conditions on interest rate risk, foreign currency exchange rate risk and the return on corporate cash;

•	changes in the financial position or strength of lenders participating in RAI’s credit facility;

•	the impairment of goodwill and other intangible assets, including trademarks;

•

the effect of market conditions on the performance of pension assets or any adverse effects of any new legislation or regulations changing pension expense accounting or required pension funding levels;

•	the substantial amount of RAI debt;

•	the credit rating of RAI and its securities;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing or other operations and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its Board committees; and

•	RAI’s shareholder rights plan not applying to BAT except in limited circumstances.

For a further discussion of these and other risks and uncertainties, see Part I, Item 1A. Risk Factors.

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

The table below provides information, as of December 31, 2011, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(1)
Investments:
Variable Rate	$1,485	$—	$—	$—	$—	$56	$1,541	$1,541
Average Interest Rate	0.1%	—	—	—	—	2.4%	0.2%	—
Fixed-Rate	—	—	—	—	—	$7	$7	$7
Average Interest Rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-Rate	$450	$685	$—	$200	$775	$1,400	$3,510	$3,978
Average Interest Rate(2)	7.3%	7.4%	—	7.3%	7.6%	7.1%	7.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon coupon interest rates for fixed-rate indebtedness.

RAI’s exposure to foreign currency transactions was not material to results of operations for the year ended December 31, 2011, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited the accompanying consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reynolds American Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for pension and postretirement benefits in 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reynolds American Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG, LLP

Greensboro, North Carolina

February 15, 2012

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

Management conducted an evaluation of the effectiveness of RAI’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that RAI’s system of internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, independent registered public accounting firm, has audited RAI’s consolidated financial statements and issued an attestation report on RAI’s internal control over financial reporting as of December 31, 2011.

Dated: February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Reynolds American Inc.:

We have audited Reynolds American Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reynolds American Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reynolds American Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reynolds American Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 15, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Greensboro, North Carolina

February 15, 2012

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,
	2011	2010	2009
Net sales(1)	$8,062	$8,170	$8,015
Net sales, related party	479	381	404

Net sales	8,541	8,551	8,419
Costs and expenses:
Cost of products sold(1)	4,464	4,544	4,488
Selling, general and administrative expenses	1,606	1,480	1,517
Amortization expense	24	25	28
Asset impairment and exit charges	—	38	—
Trademark impairment charges	48	6	567
Goodwill impairment charge	—	26	—
Restructuring charge	—	—	56

Operating income	2,399	2,432	1,763
Interest and debt expense	221	232	251
Interest income	(11)	(12)	(19)
Other expense, net	3	7	9

Income from continuing operations before income taxes	2,186	2,205	1,522
Provision for income taxes	780	868	567

Income from continuing operations	1,406	1,337	955
Losses from discontinued operations, net of tax	—	(216)	—

Net income	$1,406	$1,121	$955

Basic income per share:
Income from continuing operations	$2.41	$2.29	$1.64
Losses from discontinued operations	—	(0.37)	—

Net income	$2.41	$1.92	$1.64

Diluted income per share:
Income from continuing operations	$2.40	$2.29	$1.64
Losses from discontinued operations	—	(0.37)	—

Net income	$2.40	$1.92	$1.64

Dividends declared per share	$2.15	$1.84	$1.73

(1)	Excludes excise taxes of $4,107 million, $4,340 million and $3,927 million for the years ended December 31, 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from (used in) operating activities:
Net income	$1,406	$1,121	$955
Losses from discontinued operations, net of tax	—	216	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	138	151	144
Asset impairment and exit charges, net of cash payments	—	37	—
Restructuring charge, net of cash payments	(35)	(51)	7
Trademark impairment charges	48	6	567
Goodwill impairment charge	—	26	—
Deferred income tax expense (benefit)	100	187	(159)
Other changes that provided (used) cash:
Accounts and other receivables	12	(3)	—
Inventories	88	164	(49)
Related party, net	(32)	45	2
Accounts payable	(66)	(17)	(10)
Accrued liabilities, including income taxes and other working capital	10	(64)	(191)
Litigation bonds	(35)	(21)	(23)
Tobacco settlement	(58)	(22)	291
Pension and postretirement	(165)	(715)	(169)
Other, net	9	205	89

Net cash flows from operating activities	1,420	1,265	1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	4	19
Proceeds from settlement of long-term investments	2	13	6
Capital expenditures	(190)	(174)	(141)
Acquisition, net of cash acquired	—	—	(43)
Net proceeds from sale of business	202	—	—
Proceeds from termination of joint venture	32	28	24
Other, net	14	3	12

Net cash flows from (used in) investing activities	60	(126)	(123)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,212)	(1,049)	(991)
Repurchase of common stock	(282)	(5)	(5)
Repayments of long-term debt	(400)	(300)	(200)
Proceeds from termination of interest rate swaps	186	—	—
Other, net	(6)	5	4

Net cash flows used in financing activities	(1,714)	(1,349)	(1,192)

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)	6

Net cash flow related to discontinued operations, net of tax benefit	—	(307)	—

Net change in cash and cash equivalents	(239)	(528)	145
Cash and cash equivalents at beginning of year	2,195	2,723	2,578

Cash and cash equivalents at end of year	$1,956	$2,195	$2,723

Income taxes paid, net of refunds	$694	$573	$709
Interest paid, net of capitalized interest (2011 — $3; 2010 — $3; 2009 — $1)	$232	$231	$245

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,956	$2,195
Accounts receivable	101	118
Accounts receivable, related party	67	48
Other receivables	46	44
Inventories	967	1,055
Deferred income taxes, net	945	946
Prepaid expenses and other	225	195
Assets held for sale	—	201

Total current assets	4,307	4,802
Property, plant and equipment, at cost:
Land and land improvements	91	89
Buildings and leasehold improvements	748	656
Machinery and equipment	1,756	1,700
Construction-in-process	90	157

Total property, plant and equipment	2,685	2,602
Less accumulated depreciation	1,615	1,600

Property, plant and equipment, net	1,070	1,002
Trademarks and other intangible assets, net of accumulated amortization (2011 — $696; 2010 — $672)	2,602	2,675
Goodwill	8,010	8,010
Other assets and deferred charges	265	589

	$16,254	$17,078

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$113	$179
Tobacco settlement accruals	2,530	2,589
Due to related party	2	4
Deferred revenue, related party	42	53
Current maturities of long-term debt	457	400
Other current liabilities	1,132	1,147

Total current liabilities	4,276	4,372
Long-term debt (less current maturities)	3,206	3,701
Deferred income taxes, net	511	518
Long-term retirement benefits (less current portion)	1,759	1,668
Other noncurrent liabilities	251	309
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2011 — 576,135,199; 2010 — 583,043,872)	—	—
Paid-in capital	8,293	8,535
Accumulated deficit	(1,660)	(1,807)
Accumulated other comprehensive loss — (Defined benefit pension and post-retirement plans: 2011 — $(330) and 2010 — $(186), net of tax)	(382)	(218)

Total shareholders’ equity	6,251	6,510

	$16,254	$17,078

See Notes to Consolidated Financial Statements

REYNOLDS AMERICAN INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in Millions, Except Per Share Amounts)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
Balance at December 31, 2008	$—	$8,463	$(1,792)	$(434)	$6,237
Net income	—	—	955	—	955	$955
Retirement benefits, net of $182 tax expense	—	—	—	274	274	274
Unrealized gain on investments, net of $2 tax expense	—	—	—	4	4	4
Cumulative translation adjustment and other, net of $7 tax expense	—	—	—	3	3	3

Total comprehensive income						$1,236

Dividends — $1.73 per share	—	—	(1,010)	—	(1,010)
Equity incentive award plan and stock-based compensation	—	38	—	—	38
Common stock repurchased	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2009	—	8,498	(1,847)	(153)	6,498
Net income	—	—	1,121	—	1,121	$1,121
Retirement benefits, net of $102 tax benefit	—	—	—	(78)	(78)	(78)
Unrealized gain on investments, net of $13 tax expense	—	—	—	21	21	21
Cumulative translation adjustment and other, net of $10 tax benefit	—	—	—	(8)	(8)	(8)

Total comprehensive income						$1,056

Dividends — $1.84 per share	—	—	(1,081)	—	(1,081)
Equity incentive award plan and stock-based compensation	—	40	—	—	40
Common stock repurchased	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation plans	—	2	—	—	2

Balance at December 31, 2010	—	8,535	(1,807)	(218)	6,510
Net income	—	—	1,406	—	1,406	$1,406
Retirement benefits, net of $95 tax benefit	—	—	—	(144)	(144)	(144)
Unrealized loss on investments, net of $6 tax benefit	—	—	—	(12)	(12)	(12)
Cumulative translation adjustment and other, net of $4 tax benefit	—	—	—	(8)	(8)	(8)

Total comprehensive income						$1,242

Dividends — $2.15 per share	—	—	(1,259)	—	(1,259)
Equity incentive award plan and stock-based compensation	—	39	—	—	39
Common stock repurchased	—	(282)	—	—	(282)
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance at December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies

Overview

The consolidated financial statements include the accounts of Reynolds American Inc., referred to as RAI, and its wholly owned subsidiaries. RAI’s wholly owned operating subsidiaries include R. J. Reynolds Tobacco Company; American Snuff Company, LLC, referred to as American Snuff Co.; Santa Fe Natural Tobacco Company, Inc., referred to as SFNTC; and Niconovum AB.

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane, Limited, referred to as Lane. During the fourth quarter of 2011, RAI elected to begin reporting the Santa Fe segment, which includes the primary operations of SFNTC. RAI has retrospectively revised segment disclosures for all periods presented. Although the operations and results of Santa Fe currently do not meet the quantitative criteria to be required to be reported, RAI management believes that reporting this segment is important to the financial statement user for additional understanding and transparency with respect to the aggregate operations and results of RAI’s subsidiaries that produce and market cigarettes in the U.S. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and equity markets, changes to regulatory and legal environments, and consumer spending may affect the uncertainty inherent in such estimates and assumptions. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation.

All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 13 and as otherwise noted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method and is calculated at the end of each year. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to aging requirements, are classified as current assets, consistent with recognized industry practice.

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

Accounting for Derivative Instruments and Hedging Activities

RAI measures any derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded in earnings unless hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive loss. The ineffective portions of hedges are recognized in earnings in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI formally assesses at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item, and formally designates as a hedge those derivatives that qualify for hedge accounting. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RAI will discontinue hedge accounting prospectively. Any unrecognized gain or loss will be deferred and recognized into income as the formerly hedged item is recognized in earnings. At December 31, 2010, RAI had no derivative instruments classified as hedges, and at December 31, 2011, had no derivative instruments.

Software Costs

Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life, which is typically five years or less. During 2011 and 2010, costs of $24 million and $22 million, respectively, were capitalized or included in construction-in-process. At each of December 31, 2011 and 2010, the unamortized balance was $64 million. Software amortization expense was $24 million, $30 million and $26 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Cost of Products Sold

Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout; and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA, were as follows for the years ended December 31:

	2011	2010	2009
State Settlement Agreements	$2,435	$2,496	$2,540
Federal tobacco quota buyout	229	243	240
FDA user fees	120	75	22

Advertising

Advertising costs, which are expensed as incurred, were $65 million, $72 million and $69 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Research and development costs, which are expensed as incurred, were $69 million, $71 million and $68 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all forms of share-based payment awards, including shares issued to employees under stock options and restricted stock units.

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

Changes in benefit obligations due to plan amendments, referred to as prior service costs, are amortized on a straight-line basis over the average remaining service period for active employees. These changes are reported in accumulated other comprehensive loss, as a separate component of shareholders’ equity. Changes in the amount of either the benefit obligation or the value of plan assets resulting from experience different from that assumed or from changes in assumptions are referred to as actuarial gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2011, RAI elected to change its method of accounting for pension and postretirement benefits. Historically, RAI has recognized actuarial gains and losses in accumulated other comprehensive loss in its consolidated balance sheets on an annual basis, amortizing them into operating results over the average future service period of active employees in these plans, to the extent such gains and losses were in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. RAI has elected to immediately recognize actuarial gains and losses in its operating results in the year in which they occur, to the extent they exceed the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31, and are recorded as a mark-to-market, referred to as MTM, adjustment. Additionally, for purposes of calculating the expected return on plan assets, RAI will no longer use an averaging technique permitted under GAAP for the market-related value of plan assets, but instead will use the actual fair value of plan assets. These changes are intended to improve the transparency of RAI’s operating results by more quickly recognizing the effects of current economic and interest rate trends on plan investments and assumptions.

These changes have been reported through retrospective application of the new policy to all periods presented. The impacts of all revisions made to the financial statements are summarized below:

Consolidated statements of income:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Previously Reported	Revised	Effect Of Change	Previously Reported	Revised	Effect Of Change
Cost of products sold	$4,544	$4,544	$—	$4,485	$4,488	$3
Selling, general and administrative expenses	1,493	1,480	(13)	1,508	1,517	9
Operating income	2,419	2,432	13	1,775	1,763	(12)
Income from continuing operations before income taxes	2,192	2,205	13	1,534	1,522	(12)
Provision for income taxes	863	868	5	572	567	(5)
Income from continuing operations	1,329	1,337	8	962	955	(7)
Net income	1,113	1,121	8	962	955	(7)
Earnings per share — basic	1.91	1.92	0.01	1.65	1.64	(0.01)
Earnings per share — diluted	1.90	1.92	0.02	1.65	1.64	(0.01)

Consolidated balance sheet:

	December 31, 2010
	Previously Reported	Revised	Effect Of Change
Accumulated deficit	$(547)	$(1,807)	$(1,260)
Accumulated other comprehensive loss	(1,478)	(218)	1,260

Consolidated statements of cash flows:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Previously Reported	Revised	Effect Of Change	Previously Reported	Revised	Effect Of Change
Cash flows from operating activities:
Net income	$1,113	$1,121	$8	$962	$955	$(7)
Deferred income tax expense (benefit)	182	187	5	(154)	(159)	(5)
Pension and postretirement	(702)	(715)	(13)	(181)	(169)	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated statements of shareholders’ equity and comprehensive income:

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Previously Reported	Revised	Effect Of Change	Previously Reported	Revised	Effect Of Change
Accumulated deficit:
Beginning balance	$(579)	$(1,847)	$(1,268)	$(531)	$(1,792)	$(1,261)
Net income	1,113	1,121	8	962	955	(7)
Ending balance	(547)	(1,807)	(1,260)	(579)	(1,847)	(1,268)
Accumulated other comprehensive income (loss):
Beginning balance	$(1,421)	$(153)	$1,268	$(1,695)	$(434)	$1,261
Pension and other postretirement benefit adjustments	(70)	(78)	(8)	267	274	7
Ending balance	(1,478)	(218)	1,260	(1,421)	(153)	1,268
Comprehensive income:
Net income	$1,113	$1,121	$8	$962	$955	$(7)
Pension and other postretirement benefit adjustments	(70)	(78)	(8)	267	274	7

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

In June 2011, the FASB issued amended guidance which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. In December 2011, the FASB deferred the changes related to the presentation of reclassification adjustments. The adoption of the amendment will have no impact on RAI’s results of operations, cash flows or financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the two-step impairment test for that reporting unit. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2012, and will not have a material impact on RAI’s results of operations, cash flows or financial position.

Note 2 — Fair Value Measurement

Fair Value of Financial Assets and Liabilities

Financial assets carried at fair value as of December 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,473	$—	$—	$1,473
Other assets and deferred charges:
Auction rate securities	—	—	63	63
Mortgage-backed security	—	—	12	12
Marketable equity security	5	—	—	5
Assets held in grantor trusts	1	—	—	1

Financial assets (liabilities) carried at fair value as of December 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$2,136	$—	$—	$2,136
Other assets and deferred charges:
Auction rate securities	—	—	61	61
Mortgage-backed security	—	—	14	14
Marketable equity security	24	—	—	24
Assets held in grantor trusts	12	—	—	12
Interest rate swaps — fixed to floating rate	—	227	—	227
Other noncurrent liabilities:
Interest rate swaps — floating to fixed rate	—	(22)	—	(22)

There were no changes among the levels during the years ended December 31, 2011 and 2010.

RAI has investments in auction rate securities linked to corporate credit risk, investments in auction rate securities related to financial insurance companies, an investment in a mortgage-backed security and an investment in a marketable equity security. The unrealized gains and losses, net of tax, were included in other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2011 and 2010. The realized losses were recorded in other expense, net in RAI’s consolidated statement of income for the years ended December 31, 2011, 2010 and 2009. The funds associated with the auction rate securities will not be accessible until a successful auction occurs or a buyer is found.

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

In determining if the difference between amortized cost and estimated fair value of the auction rate securities or the mortgage-backed security was deemed either temporary or other-than-temporary impairment,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI evaluated each type of long-term investment using a set of criteria, including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, RAI’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. To assess credit losses, RAI uses historical default rates, debt ratings, credit default swap spreads and recovery rates. RAI has the intent and ability to hold these investments for a period of time sufficient to allow for the recovery in market value.

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of December 31.

Financial assets classified as Level 3 investments were as follows:

	December 31, 2011			December 31, 2010
	Cost	Gross Unrealized Loss(1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(36)	$63	$99	$(38)	$61
Mortgage-backed security	25	(13)	12	27	(13)	14

	$124	$(49)	$75	$126	$(51)	$75

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s consolidated balance sheets as of December 31, 2011 and 2010.

The changes in the Level 3 investments as of December 31, 2011, were as follows:

	Auction Rate Securities
	Cost	Gross (Loss) Gain	Estimated Fair Value

Balance as of January 1, 2011	$99	$(38)	$61
Unrealized gains	—	2	2

Balance as of December 31, 2011	$99	$(36)	$63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mortgage-Backed Security
	Cost	Gross Loss	Estimated Fair Value

Balance as of January 1, 2011	$27	$(13)	$14
Redemptions	(2)	—	(2)

Balance as of December 31, 2011	$25	$(13)	$12

During 2010, the fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity, interest rates and credit spreads.

Fair Value of Nonfinancial Assets

The fair value of the trademarks measured on a nonrecurring basis, classified as Level 3, represent certain trademarks, for which impairment during the fourth quarter of 2011 reduced their book value to fair value. The fair value determinations utilized an income approach model and were based on a discounted cash flow valuation model under a relief from royalty methodology. This approach utilized unobservable factors, such as royalty rate, projected revenues and a discount rate, applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, using a risk-free rate, adjusted by a stock beta-adjusted risk premium and a size premium.

Nonfinancial assets measured at fair value on a nonrecurring basis were as follows:

	Level 1	Level 2	Level 3	Total	Total Loss
Trademarks, November 30, 2011	$—	$—	$81	$81	$(48)

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding long-term notes in the aggregate, was $4.0 billion and $4.3 billion with an effective average annual interest rate of approximately 5.9% and 5.4%, as of December 31, 2011 and 2010, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows.

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. Historically, the interest rate swap agreements were derivative instruments that qualified for hedge accounting. RAI and RJR assess at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value of the hedged item. Ineffectiveness results when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. As detailed below, at December 31, 2010, RAI and RJR had no derivative instruments designated as hedges, and at December 31, 2011, had no derivative instruments.

On January 6, 2009, the fair value of RAI’s and RJR’s fixed to floating interest rate swaps, designated as hedges, was $258 million. RAI and RJR locked in the value of these swaps by entering into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swaps were entered into with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right of offset. The future cash flows, established as a result of entering into the January 6, 2009, floating to fixed interest rate swaps, total $321 million, and are being amortized and effectively reduce net interest costs over the remaining life of the notes. Concurrent with entering the floating to fixed interest rate swap agreements on January 6, 2009, which were not designated as hedging instruments, RAI and RJR removed the designation of fair value hedge from the fixed to floating interest rate swaps.

On January 7, 2009, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. The resulting gain of approximately $12 million is being amortized to effectively reduce interest expense over the remaining life of the notes. The unamortized portion of this gain as well as the locked in value of the interest rate swaps on January 6, 2009, totaling $159 million and $198 million as of December 31, 2011 and 2010, respectively, were included in long-term debt (less current maturities) in the consolidated balance sheets.

As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%.

During September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, each with a notional amount of $1.5 billion and maturity dates ranging from June 1, 2012 to June 15, 2017. RAI and RJR received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt. As of December 31, 2011, RAI and RJR had no outstanding interest rate swaps.

Interest rate swaps impacted the consolidated statements of income for the years ended December 31 as follows:

	2011	2010	2009
Interest and debt expense (income)	$(47)	$(48)	$(47)
Other expense (income), net	4	(3)	(9)

Note 3 — Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
Balance as of December 31, 2008
Goodwill	$9,065	$2,650	$197	$27	$11,939
Less: Accumulated impairment charges	(3,763)	(2)	—	—	(3,765)

Net goodwill balance as of December 31, 2008	5,302	2,648	197	27	8,174

2009 Activity
Acquisition of Niconovum AB	—	—	—	11	11

Balance as of December 31, 2009
Goodwill	9,065	2,650	197	38	11,950
Less: Accumulated impairment charges	(3,763)	(2)	—	—	(3,765)

Net goodwill balance as of December 31, 2009	5,302	2,648	197	38	8,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	RJR Tobacco	American Snuff	Santa Fe	All Other	Consolidated
2010 Activity
Reclassified as held for sale	$—	$(149)	$—	$—	$(149)
Impairment charge	—	(26)	—	—	(26)

	—	(175)	—	—	(175)

Balance as of December 31, 2010 and 2011
Goodwill	9,065	2,501	197	38	11,801
Less: Accumulated impairment charges	(3,763)	(28)	—	—	(3,791)

Net goodwill balance as of December 31, 2010 and 2011	$5,302	$2,473	$197	$38	$8,010

The changes in the carrying amounts of indefinite-lived intangible assets by segment not subject to amortization were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Balance as of December 31, 2008	$1,653	$55	$1,222	$155	$48	$3,030	$103
Impairment charge	(490)	—	(70)	—	—	(560)	—
Intersegment transfer	—	44	—	—	(44)	—	—
Acquisition of Niconovum AB	—	—	—	—	43	—	43

Balance as of December 31, 2009	$1,163	$99	$1,152	$155	$47	$2,470	$146
Impairment charge	—	—	(6)	—	—	(6)	—
Foreign currency translation	—	—	—	—	3	—	3
Reclassified as held for sale	(11)	—	(3)	—	—	(14)	—
Reclassified to finite-lived	—	—	(7)	—	—	(7)	—

Balance as of December 31, 2010	$1,152	$99	$1,136	$155	$50	$2,443	$149
Impairment charge	(43)	—	—	—	—	(43)	—
Foreign currency translation	—	—	—	—	(1)	—	(1)

Balance as of December 31, 2011	$1,109	$99	$1,136	$155	$49	$2,400	$148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of finite-lived intangible assets by segment subject to amortization were as follows:

	RJR Tobacco		American Snuff	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other
Balance as of December 31, 2008	$33	$84	$20	$53	$84
Amortization	(12)	(15)	(1)	(13)	(15)
Impairment charge	(1)	—	(6)	(7)	—

Balance as of December 31, 2009	20	69	13	33	69
Amortization	(9)	(15)	(1)	(10)	(15)
Reclassified as held for sale	—	—	(1)	(1)	—
Reclassified from indefinite-lived	—	—	7	7	—

Balance as of December 31, 2010	11	54	18	29	54
Amortization	(7)	(15)	(2)	(9)	(15)
Impairment charge	—	—	(5)	(5)	—

Balance as of December 31, 2011	$4	$39	$11	$15	$39

Details of intangible assets as of December 31, 2011, were as follows:

	Gross	Accumulated Amortization	Net
Finite-lived:
Contract manufacturing agreements	$151	$112	$39
Trademarks	96	81	15
Indefinite-lived	3,051	503	2,548

	$3,298	$696	$2,602

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
2012	$21
2013	16
2014	10
2015	1
2016	1
Thereafter	5

$54

The impairment testing of trademarks in the fourth quarters of 2011 and 2010 assumed an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan. As a result, during 2011, impairment was indicated primarily on RJR Tobacco’s DORAL brand and several loose leaf brands at American Snuff. During 2010, American Snuff recorded a trademark impairment charge on one loose leaf brand, and reclassified the trademark as finite-lived.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual impairment testing of trademarks in 2009 included modification to the previously anticipated level of support among certain brands, and an increased rate of decline in projected net sales of certain brands, compared with that assumed in the prior year strategic plan. Also, in 2009, an increase of $0.62 in the federal excise tax per pack of cigarettes, as well as significant tax increases on other tobacco products, were expected to adversely impact the net sales of RAI’s operating subsidiaries. The federal excise tax increase was considered a triggering event requiring the testing for impairment of the carrying value of trademarks and goodwill during the first quarter of 2009.

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

As a result of these analyses, RJR Tobacco and American Snuff recorded trademark impairment charges based on the excess of certain brands’ carrying values over their estimated fair values. These trademark impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets as of December 31, 2011 and 2010, as trademark impairment charges in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009, and had no impact on cash flows. In addition, certain brands indicated that a finite life was probable. As a result, these brands are being amortized over their remaining lives, which range from 1 to 17 years, consistent with the pattern of economic benefits estimated to be received.

For the annual impairment testing of the goodwill of RAI’s reporting units, each reporting unit’s estimated fair value was compared with its carrying value. A reporting unit is an operating segment or one level below an operating segment. The determination of estimated fair value of each reporting unit was calculated primarily utilizing an income approach model, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.25% for each of RJR Tobacco and American Snuff and 11% for Santa Fe. The determination of the discount rate was based on a weighted average cost of capital. Additionally, the aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with RAI’s market capitalization. The estimated fair value of each reporting unit was substantially greater than its respective carrying value.

In connection with management’s decision, in the fourth quarter of 2011, to report the domestic operations and results of Santa Fe, the goodwill of Santa Fe was allocated based on a relative fair value between domestic and international operations, and reported under Santa Fe and All Other, respectively.

During 2010, RAI determined that it was probable that it would dispose of the operations of Lane, which were included in the American Snuff segment. In accordance with accounting guidance, the assets of the disposal group were reclassified as assets held for sale, and liabilities held for sale were included in other current liabilities, in the consolidated balance sheet at December 31, 2010.

In connection with this determination, the goodwill of American Snuff was allocated between the disposal group and the retained operations based on relative fair values, and the resulting goodwill was tested for impairment in the same manner as annual testing described above. Because the fair value of the disposal group was less than its carrying value, an associated goodwill impairment charge was recorded by American Snuff in 2010. This charge was reflected as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2010, as goodwill impairment charge in the consolidated statement of income for the year ended December 31, 2010 and had no impact on cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Asset Impairment and Exit Charges

On May 28, 2010, RAI announced that its operating companies were taking steps to optimize cigarette-manufacturing efficiencies, while complying with new regulatory requirements. During 2010, RJR Tobacco announced plans to close the Whitaker Park cigarette manufacturing facility by mid-2011 which, due to additional demand, has been extended to early 2012, and a factory in Yabucoa, Puerto Rico has closed. Production from those facilities will be transferred to RJR Tobacco’s facility in Tobaccoville, North Carolina. As a result of these actions, approximately 60 manufacturing positions in Puerto Rico were eliminated, and affected employees received severance benefits. In connection with these actions, during 2010, RJR Tobacco recorded an asset impairment of $24 million, and $14 million was recorded in the All Other segment, primarily for asset impairment, and to a lesser extent, severance that was substantially paid during 2010.

Note 5 — Restructuring Charges

2009 Restructuring Charge

In 2009, RJR Tobacco announced the elimination of approximately 400 full-time production positions substantially completed by December 31, 2010. The cash benefits were substantially paid by December 31, 2011.

2008 Restructuring Charge

In 2008, RAI and RJR Tobacco announced changes in their organizational structures to streamline non-core business processes and programs in order to allocate additional resources to strategic growth initiatives. The reorganizations resulted in the elimination of approximately 600 full-time jobs. The cash benefits were substantially paid by December 31, 2011.

The activity in the restructuring accruals, comprised of employee severance and related benefits, was as follows:

	2009 Restructuring Charge	2008 Restructuring Charge
Original accrual	$—	$91
Utilized in 2008	—	(12)
Adjusted in 2008	—	(1)

Balance as of December 31, 2008	—	78
Original accrual	56	—
Utilized in 2009	(8)	(38)

Balance as of December 31, 2009	48	40
Utilized in 2010	(22)	(27)

Balance as of December 31, 2010	26	13
Utilized in 2011	(24)	(10)

Balance as of December 31, 2011	$2	$3

The restructuring accruals were included in the consolidated balance sheet as of December 31, 2011 in other current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Discontinued Operations

In 1999, RJR and RJR Tobacco sold the international tobacco business to an affiliate of Japan Tobacco Inc., referred to as JTI. Northern Brands International, Inc., referred to as Northern Brands, was part of the international business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by RJR-Macdonald, Inc., referred to as RJR-MI. Northern Brands ceased being an operating company in 1997 and has been an inactive subsidiary of RJR since that time.

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

This accrual adjustment was included in losses from discontinued operations in the consolidated statement of income for the year ended December 31, 2010. Of the aggregate accrual adjustments of $307 million, $303 million, or $213 million after tax, is classified as a loss on discontinued operations, and $4 million, or $3 million after tax, is classified as a loss on the sale of discontinued operations. The payments by RJR Tobacco of $324 million, offset by a realized tax benefit of $91 million, and by Northern Brands of $74 million have been included as net cash flows related to discontinued operations, net of tax benefit, in the consolidated statement of cash flows for the year ended December 31, 2010.

Note 7 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Income from continuing operations	$1,406	$1,337	$955
Losses from discontinued operations	—	(216)	—

Net income	$1,406	$1,121	$955

Basic weighted average shares, in thousands	582,320	582,996	582,761
Effect of dilutive potential shares:
Stock units	3,063	1,858	891

Diluted weighted average shares, in thousands	585,383	584,854	583,652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Inventories

The major components of inventories at December 31 were as follows:

	2011	2010
Leaf tobacco	$885	$997
Other raw materials	44	44
Work in process	60	64
Finished products	139	122
Other	24	25

Total	1,152	1,252
Less LIFO allowance	185	197

	$967	$1,055

Inventories valued under the LIFO method were $466 million and $600 million at December 31, 2011 and 2010, respectively, net of the LIFO allowance. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2011 and 2010, over the amount at which these inventories were carried on the consolidated balance sheets. RAI recorded income of $12 million from LIFO inventory changes during 2011 and recorded expense of $7 million and $78 million from LIFO inventory changes during 2010 and 2009, respectively.

Note 9 — Other Current Liabilities

Other current liabilities at December 31 included the following:

	2011	2010
Payroll and employee benefits	$134	$188
Pension and other postretirement benefits	83	96
Marketing and advertising	100	133
Declared dividends	323	285
Excise, franchise and property tax	158	160
Restructuring	5	36
Tobacco quota buyout	86	57
Individual Engle Progeny cases accrual	64	—
Other	179	192

	$1,132	$1,147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2011	2010	2009
Current:
Federal	$572	$545	$592
State and other	108	136	134

	680	681	726

Deferred:
Federal	80	160	(154)
State and other	20	27	(5)

	100	187	(159)

	$780	$868	$567

Significant components of deferred tax assets and liabilities for the years ended December 31 included the following:

	2011	2010
Deferred tax assets:
Pension and other postretirement liabilities	$707	$714
Tobacco settlement accruals	1,006	1,031
Other accrued liabilities	81	70
Other noncurrent liabilities	154	141

Subtotal	1,948	1,956
Less: valuation allowance	(33)	—

	1,915	1,956

Deferred tax liabilities:
LIFO inventories	(162)	(200)
Property and equipment	(239)	(218)
Trademarks and other intangibles	(950)	(978)
Other	(130)	(132)

	(1,481)	(1,528)

Net deferred tax asset	$434	$428

The current and noncurrent components of deferred tax assets and liabilities for the years ended December 31 were as follows:

	2011	2010
Current deferred tax assets	$945	$946
Noncurrent deferred tax liabilities	(511)	(518)

	$434	$428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, RAI had a $95 million federal capital loss carryforward resulting from the February 28, 2011, sale of Lane. The federal capital loss carryforward expires in 2016 and can be utilized only to the extent net capital gains are generated during the carryforward period.

In 2011, a $33 million valuation allowance was established to fully offset a deferred tax asset related to the federal capital loss carryforward. RAI believes it is unlikely that this deferred tax asset will be realized through the expected generation of future net capital gains. No valuation allowance was established on other deferred tax assets as of the year ended December 31, 2011 or 2010, as RAI believes it is more likely than not that all of such deferred tax assets will be realized through the expected generation of future taxable income.

Pre-tax income for domestic and foreign operations for the years ended December 31 consisted of the following:

	2011	2010	2009
Domestic (includes U.S. exports)	$2,157	$2,204	$1,495
Foreign	29	1	27

	$2,186	$2,205	$1,522

The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates for the years ended December 31 were as follows:

	2011	2010	2009
Income taxes computed at statutory U.S. federal income tax rates	$765	$771	$533
State and local income taxes, net of federal tax benefits	96	101	80
Domestic manufacturing deduction	(60)	(54)	(41)
Other items, net	(21)	50	(5)

Provision for income taxes from continuing operations	$780	$868	$567

Effective tax rate	35.7%	39.4%	37.3%

The effective tax rate for 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate for 2010 was unfavorably impacted by a $27 million increase in tax attributable to the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010. The effective tax rate for 2009 was unfavorably impacted by increases in unrecognized income tax benefits and increases in tax attributable to accumulated and undistributed foreign earnings.

At December 31, 2011, there were $445 million of accumulated and undistributed foreign earnings. Of this amount, RAI has invested $68 million and has plans to invest $15 million overseas. RAI has recorded deferred income taxes of $129 million on the $362 million of accumulated earnings in excess of its historical and planned overseas investments.

The deferred tax benefits included in accumulated other comprehensive loss were $268 million for retirement benefits and $19 million for unrealized losses on long-term investments as of December 31, 2011, and were $173 million for retirement benefits and $13 million for unrealized losses on long-term investments as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross accruals for unrecognized income tax benefits, including interest and penalties, reflected in other noncurrent liabilities were $165 million and $193 million at December 31, 2011 and 2010, respectively. RAI accrues interest and penalties related to accruals for income taxes and reflects these amounts in income tax expense. The gross amount of interest accrued at December 31, 2011 and 2010, was $28 million and $57 million, respectively. The gross amount of penalties accrued at December 31, 2011 and 2010 was $10 million and $9 million, respectively.

A reconciliation of the unrecognized gross tax benefits is as follows:

	2011	2010	2009
Balance at beginning of year	$127	$94	$97
Gross increases related to current period tax positions	6	37	6
Gross increases related to tax positions in prior periods	1	4	3
Gross decreases related to tax positions in prior periods	(1)	(1)	(4)
Gross increases (decreases) related to audit settlements	1	(4)	(3)
Gross decreases related to lapse of applicable statute of limitations	(6)	(3)	(5)

Balance at end of year	$128	$127	$94

At December 31, 2011, $110 million of unrecognized tax benefits including interest and penalties, if recognized, would decrease RAI’s effective tax rate.

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

RAI filed a federal consolidated income tax return for the years through 2010. The statute of limitations remains open for the years 2007 through 2010. There are no IRS examinations scheduled at this time for these open years.

In 2007, the State of North Carolina completed its examination of RJR Tobacco for years 2000 through 2002 and issued a total assessment of $37 million. The state concluded that the returns filed by RJR Tobacco did not reflect the company’s true net earnings as defined by North Carolina statutes. RJR Tobacco filed a protest in January 2008. RJR Tobacco will continue to work with North Carolina to resolve issues identified and assessed for years 2000 through 2002. In the event a complete resolution of this audit is reached during the next 12 months, RJR Tobacco could recognize additional expense of up to $12 million, inclusive of tax, interest, net of federal benefit, and penalties.

Note 11 — Borrowing Arrangements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of December 31, 2011, there were no borrowings, and $7 million of letters of credit outstanding, under the Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Long-Term Debt

Long-term debt, net of discounts and including adjustments associated with interest rate swaps, as of December 31 consisted of the following:

	2011	2010
RJR debt:
9.25%, notes due 2013	$60	$60
7.25% guaranteed, notes due 2012	—	61

Total RJR debt	60	121

RAI debt:
6.75% guaranteed, notes due 2017	797	811
7.25% guaranteed, notes due 2012	—	412
7.25% guaranteed, notes due 2013	624	623
7.25% guaranteed, notes due 2037	448	448
7.3% guaranteed, notes due 2015	199	199
7.625% guaranteed, notes due 2016	829	838
7.75% guaranteed, notes due 2018	249	249

Total RAI debt	3,146	3,580

Total long-term debt (less current maturities)	3,206	3,701
Current maturities of long-term debt	457	400

	$3,663	$4,101

As of December 31, 2011, the maturities of RAI’s and RJR’s notes, net of discounts, were as follows:

Year	RAI	RJR	Total
2012	$393	$58	$451
2013	624	60	684
2015	199	—	199
2016	773	—	773
2017 and thereafter	1,397	—	1,397

	$3,386	$118	$3,504

In conjunction with their obligations under the Credit Agreement, RAI’s Material Subsidiaries, including RJR, RJR Tobacco, American Snuff Co. and SFNTC, among others, guarantee the RAI Notes.

At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, except RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of December 31, 2011, in whole or in part at any time, subject to the payment of a make-whole premium. On June 15, 2011, RAI repaid $400 million of matured floating rate notes from existing cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Commitments and Contingencies

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during each of 2011, 2010 and 2009 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable, except for four Engle Progeny cases described below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An accrual of $64 million has been recorded in RAI’s consolidated balance sheet as of December 31, 2011 for the four Engle Progeny cases, described below, that have proceeded through the appellate process in the state of Florida. RJR Tobacco is seeking further review of these four cases by the U.S. Supreme Court. This amount includes $53 million for compensatory and punitive damages and $11 million for attorneys’ fees and statutory interest through December 31, 2011. No other liabilities for pending smoking and health litigation have been recorded as of December 31, 2011.

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

RJR Tobacco’s Comprehensive Agreement with the Canadian federal, provincial and territorial governments resolved all civil claims related to the movement of contraband tobacco products in Canada during the period 1985 through 1999 that the Canadian governments could assert against RJR Tobacco and its affiliates. These claims were separate from any smoking and health tobacco litigation. A discussion of the Canadian matters and the related settlement are set forth in note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s consolidated balance sheet as of December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2011, 19 tobacco-related cases, including nine Engle Progeny cases, were served against RJR Tobacco or its affiliates or indemnitees. On December 31, 2011, there were 170 cases pending against RJR Tobacco or its affiliates or indemnitees: 159 in the United States; 10 in Canada and one in Israel, as compared with 198 total cases on December 31, 2010. The U.S. case number does not include the 577 individual smoker cases pending in West Virginia state court as a consolidated action, 6,561 Engle Progeny cases (as hereinafter defined), involving approximately 7,852 individual plaintiffs, and 2,586 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on December 31, 2011, 18 are pending in federal court, 140 in state court, primarily in the following states: Florida (29 cases); Missouri (19 cases); New York (17 cases); Maryland (13 cases); Louisiana (12 cases); and California (11 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of December 31, 2011, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of September 30, 2011, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the SEC on October 28, 2011, and a cross-reference to the discussion of each case type.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Case Type	RJR Tobacco’s Case Numbers as of December 31, 2011	Change in Number of Cases Since September 30, 2011 Increase/(Decrease)	Page Reference
Individual Smoking and Health	97	4	112
West Virginia IPIC (Number of Plaintiffs)*	1(577)	(– 11)	114
Engle Progeny (Number of Plaintiffs)**	6,561 (7,852)	– 32 (– 47)	115
Broin II	2,586	No Change	125
Class-Action	13	– 2	125
Health-Care Cost Recovery	3	No Change	131
State Settlement Agreements-Enforcement and Validity; Adjustments	32	– 1	138
Antitrust	1	No Change	143
Other Litigation and Developments	12	– 3	144

*	Includes as one case the 577 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases may decrease as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

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

Individual Engle Progeny cases are pending in both federal and state court in Florida. As of December 31, 2011, 3,246 cases were pending in federal court, and 3,315 cases were pending in state court. These cases include approximately 7,852 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases and multi-plaintiff federal cases being dismissed or consolidated. In addition, as of December 31, 2011, RJR Tobacco was aware of 46 additional cases that had been filed but not served (with 319 plaintiffs). Fifty-seven trials have occurred in Florida state court since 2009, and numerous state court trials are scheduled for 2012.

As Engle Progeny litigation has progressed, the federal and state court systems have adopted different rules to govern those cases, and both have courts issuing conflicting opinions. For example, in Bernice Brown v. R. J. Reynolds Tobacco Co., the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, held that the preserved Engle findings establish only those issues “actually adjudicated” in the Engle class trial. In other words, based on the decision in Bernice Brown, the Engle findings would not prevent RJR Tobacco and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other defendants from raising issues and defenses that were not, or may not have been, resolved against them in Engle. The court further held that an Engle Progeny plaintiff bears the burden of showing, to a “reasonable degree of certainty,” that any issue the plaintiff seeks to treat as established in his favor was, in fact, actually raised and resolved in Engle. The court held that these standards were required by Florida preclusion law, and it reserved judgment on the question of whether the same standards were also required by the Due Process Clause of the U.S. Constitution. Prior to the Eleventh Circuit decision in Bernice Brown, three federal district court judges (including the judge in Bernice Brown) concluded that any broader use of the preserved Engle findings would violate both Florida preclusion law and federal due process.

The state courts in Florida, however, have taken two entirely different approaches since Bernice Brown. In Martin v. R. J. Reynolds Tobacco Co., the First District Court of Appeal, referred to as the First DCA, held that the Engle findings establish not only facts that were “actually adjudicated” in favor of the class in Engle, but also all facts that could have been decided in favor of the class. The court in Martin thus held that, “no matter the wording of the findings” in Engle, individual Engle Progeny plaintiffs need not “demonstrate the relevance of the findings to their lawsuits” in order to prevent litigation on otherwise contested issues of misconduct. The court in Martin expressly disagreed with the Eleventh Circuit decision in Bernice Brown on this point.

In Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., the Fourth District Court of Appeal, referred to as the Fourth DCA, expressly disagreed with both Bernice Brown and Martin on the proper use of the Engle findings. Like Martin, but unlike Bernice Brown, the court in Jimmie Lee Brown held that the Engle findings establish certain issues of misconduct in every Engle Progeny case. Unlike Martin, however, the court in Jimmie Lee Brown held that class membership was not sufficient to establish claims for strict liability and negligence. The court held that, in addition to proving that addiction caused an injury to the smoker, the plaintiff also was required to prove that a product defect or negligence caused that injury. RJR Tobacco has sought further review of Jimmie Lee Brown in the Florida Supreme Court.

Finally, and most recently, in Waggoner v. R. J. Reynolds Tobacco Co., a district judge of the U.S. District Court for the Middle District of Florida adopted the preclusion standards set forth in Jimmie Lee Brown for Engle Progeny cases pending in federal court. The judge in Waggoner concluded that Martin and Jimmie Lee Brown effectively overruled Bernice Brown on questions of Florida law. The judge further held that the rule adopted in Martin and Jimmie Lee Brown, giving preclusive effect to any facts that the Engle jury could have decided against the defendants, does not violate due process. The Waggoner decision thus conflicts with the decisions of the other federal district judges who previously addressed the due process question. RJR Tobacco has sought interlocutory review of Waggoner in the Eleventh Circuit.

The Florida Supreme Court, the First DCA, and the Fourth DCA thus far have failed to address the due process argument. The First DCA in Martin did not mention due process, despite it being one of RJR Tobacco’s central contentions on appeal. Moreover, in five subsequent individual Engle Progeny appeals, the First DCA refused to issue any opinion; instead, it affirmed the plaintiffs’ verdicts by per curiam orders citing Martin with no explanation. The First DCA and the Fourth DCA have both refused to certify the question of the proper use of the Engle findings as one of exceptional importance warranting review by the Florida Supreme Court, even though that question affects every Engle Progeny case and notwithstanding the explicit disagreement between the state and federal courts on this issue. Moreover, on July 19, 2011, the Florida Supreme Court refused to exercise its discretionary jurisdiction to review Martin and issued summary denial of petitions in Campbell, Gray and Hall, which are discussed specifically below in “— Engle and Engle Progeny Cases.”

The Fourth DCA in Jimmie Lee Brown recognized RJR Tobacco’s due process argument as an important issue, but held that until the Florida Supreme Court addresses the issue, it is bound to follow the Florida Supreme Court’s opinion in Engle. To date, no other Florida District Court of Appeal has addressed the issues on which the Bernice Brown, Martin and Jimmie Lee Brown courts were divided, but RJR Tobacco has pending appeals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presenting these issues in the Second, Third and Fifth Florida District Courts of Appeal. RJR Tobacco is seeking review of its due process claims in the U.S. Supreme Court, sometimes referred to as the USSC, in Martin, as well as in Campbell, Gray and Hall.

In 2011, based on its evaluation of the Martin, Campbell, Gray and Hall cases, RJR Tobacco reflected an accrual for loss of $64 million on these cases ($53 million for compensatory and punitive damages and $11 million for attorneys’ fees and statutory interest through December 31, 2011). The following chart reflects the details related to these verdicts:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)*	Punitive Damages	Appeal Status
Martin	66%	$3,300,000	$25,000,000	USSC petition filed
Campbell	39%	3,040,000	—	USSC petition filed
Gray	60%	4,200,000	2,000,000	USSC petition filed
Hall	65%	3,250,000	12,500,000	USSC petition filed

Totals		$13,790,000	$39,500,000

*	Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

The following chart reflects the verdicts in the individual Engle Progeny cases that have been tried and remain pending as of December 31, 2011, in which a verdict has been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both, for which RJR Tobacco has reflected no liability as of December 31, 2011. It does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)*	Punitive Damages	Appeal Status
Sherman	50%	$775,000	$—	Pending — Fourth DCA
Brown	50%	600,000	—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Douglas	5%	250,000	—	Pending — Second DCA
Cohen	33.3%	3,300,000	10,000,000	Pending — Fourth DCA
Clay	60%	2,100,000	17,000,000	Affirmed by First DCA per curiam; seeking further review
Townsend	51%	5,500,000	40,800,000	Pending — First DCA
Putney	30%	4,500,000	2,500,000	Pending — Fourth DCA
Grossman	25%	484,000	—	Pending — Fourth DCA
Buonomo	77.5%	4,060,000	15,700,000	Pending — Fourth DCA
Alexander	51%	1,275,000	2,500,000	Affirmed by First DCA per curiam; seeking further review
Piendle	27.5%	1,100,000	180,000	Pending — Fourth DCA
Koballa	30%	300,000	—	Pending — Fifth DCA***
Webb	90%	7,200,000	72,000,000	Pending — First DCA
Kirkland	10%	10,000	250,000	Pending — Second DCA
Huish	25%	188,000	1,500,000	Pending — First DCA
Mack	51%	510,000	—	Pending — First DCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)*	Punitive Damages	Appeal Status
Andy Allen	45%	$2,700,000	$8,100,000	Pending — First DCA
Jewett	20%	219,000	—	Pending — First DCA
Reese	30%	1,100,000	—	Pending — Third DCA
Soffer	40%	2,000,000	—	Pending — First DCA
Ciccone	30%	1,000,000	50,000	Pending — Fourth DCA
Weingart	3%	4,500	—	Pending — Fourth DCA
Bowman	30%	450,000	—	Pending — First DCA
Sury	20%	200,000	—	Post-trial motions pending**
Hallgren	25%	500,000	750,000	Post-trial motions pending**
Ward	30%	300,000	1,700,000	Post-trial motion pending**

Totals		$40,625,500	$173,030,000

*	Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

**	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the DCA in which the cases are pending.

***	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.

As of December 31, 2011, jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the total amount of $54,415,500 in compensatory damages (as adjusted) and $212,530,000 in punitive damages, for a total of $266,945,500. All of these verdicts are at various stages in the appellate process, including Martin, Campbell, Gray and Hall, which RJR Tobacco is seeking review by the USSC. Except for those four cases, no liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s consolidated balance sheet as of December 31, 2011. RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. RJR Tobacco has petitioned the USSC to review its due process claims in the Martin, Campbell, Gray and Hall cases and will do so in other cases as necessary and appropriate. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of December 31, 2011, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. Accordingly, although RJR Tobacco has petitioned the USSC for review in the Martin, Campbell, Gray and Hall cases, RJR Tobacco recognized a liability for each of these cases as of December 31, 2011.

In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. In 2007, the Louisiana Court of Appeal upheld class certification, significantly reduced the scope of recovery, and remanded the case for further proceedings. The Louisiana and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Supreme Courts denied the defendants’ applications for writ of certiorari. In July 2008, the trial court entered an amended judgment in favor of the class for approximately $263 million plus interest from June 30, 2004. In April 2010, the Louisiana Fourth Circuit Court of Appeal amended the final judgment, and as amended, affirmed the judgment. Pursuant to the judgment, the defendants were required to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. In September 2010, the defendants’ application for writ of certiorari with the Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. The U.S. Supreme Court also granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011. In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Trials.    Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will continue to face an increased number of tobacco-related trials when compared to recent years. There are seven cases, exclusive of Engle Progeny cases, scheduled for trial as of December 31, 2011 through December 31, 2012, for RJR Tobacco or its affiliates and indemnitees: three other non-smoking and health cases, two individual smoking and health cases, one antitrust case and one class action. There are 62 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through December 31, 2012, but it is not known how many of these cases will actually be tried.

Trial Results.    From January 1, 2009 through December 31, 2011, 64 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 9 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 35 cases, including 17 mistrials, tried in Florida (30), Missouri (2) and West Virginia (3). Verdicts in favor of the plaintiffs were returned in 27 cases tried in Florida and one in Connecticut. One case in Florida was dismissed during trial.

In the fourth quarter of 2011, four Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•	In Junious v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants on October 20, 2011.

•	In Szymanski v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants on October 20, 2011.

•

In Sury v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, 60% at fault, RJR Tobacco 20% at fault, and the other defendant 20% at fault, and awarded $1 million in compensatory damages and no punitive damages.

•	In Cox v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco on December 16, 2011.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In addition, since the end of the fourth quarter of 2011, jurors returned verdicts in the following Engle Progeny cases:

•

In Hallgren v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, 50% at fault, RJR Tobacco to be 25% at fault, and the other defendant 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant.

•

In Ward v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants collectively to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages against RJR Tobacco only.

•	In Larkin v. R. J. Reynolds Tobacco Co., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the fourth quarter of 2011, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of December 31, 2011, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)

$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages. In August 2009, a new trial on punitive damages was conducted and the jury awarded $1.5 million.

See “— Individual Smoking and Health Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases - Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $484,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

June 18, 2010	Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 22, 2011	Huish v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$750,000 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $187,500; $1.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

April 26, 2011	Andy Allen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$6 million in compensatory damages; 45% of fault assigned to RJR Tobacco, which reduced the award to $2.7 million; $17 million in punitive damages against each defendant awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Jewett v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $218,600. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Reese v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County, (Miami, FL)	$3.6 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

June 16, 2011	Soffer v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $2 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

July 15, 2011	Ciccone v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$3.2 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1 million; $50,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status
July 19, 2011	Weingart v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	Jury did not award damages; however, the plaintiff was awarded $150,000 on September 16, 2011.	See “— Engle and Engle Progeny Cases” below.

September 23, 2011	Bowman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.5 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $450,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

November 28, 2011	Sury v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $200,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

January 24, 2012	Hallgren v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Highlands County, (Sebring, FL)	$2 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $500,000; $750,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

January 25, 2012	Ward v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $300,000; $1.7 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Individual Smoking and Health Cases

As of December 31, 2011, 97 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 94 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining three cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to December 31, 2011, or remained on appeal as of December 31, 2011.

On August 15, 2003, the jury returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., a case filed in March 1999 in the Court of Common Pleas, Philadelphia County, Pennsylvania. The plaintiff, Lois Eiser, sought compensatory and punitive damages in an amount in excess of $50,000, together with interest, costs and attorneys’ fees in this wrongful death action against B&W. In January 2006, the Superior Court of Pennsylvania affirmed the verdict. The Pennsylvania Supreme Court granted the plaintiff’s petition to appeal, and on December 28, 2007, remanded the case to the Superior Court for further review of certain issues. In August 2010, the Superior Court of Pennsylvania entered a memorandum affirming the final judgment. In December 2011, the plaintiff’s petition for permission to appeal to the Pennsylvania Supreme Court was denied. The deadline for the plaintiff to file a petition for writ of certiorari with the U.S. Supreme Court is March 5, 2012.

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

On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest through the date the judgment was entered and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million. In September 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No date has been set for the punitive damages retrial.

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiff, Lincoln Smith, claimed that the defendant’s tobacco products caused Mrs. Smith’s death from lung cancer. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. B&W appealed to the Missouri Court of Appeals, and in July 2007, the court affirmed the compensatory damages and ordered a new trial on punitive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages. In December 2008, the Missouri Court of Appeals issued an opinion that affirmed in part, reversed in part, and remanded the case for further proceedings on the issue of punitive damages. Trial on the issue of punitive damages began in July 2009. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances, and on August 20, 2009, awarded the plaintiffs $1.5 million in punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. Oral argument occurred on September 28, 2011. A decision is pending.

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

West Virginia IPIC

In West Virginia, as of December 31, 2011, 577 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The court moved the case to Ohio County (Wheeling), and the Phase I trial commenced again on October 19, 2011. The court declared a mistrial on November 8, 2011. A new trial date has not been scheduled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Florida Supreme Court’s July 2006, ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claimed they meet the conditions in Engle, also attempted to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of December 31, 2011, RJR Tobacco had been served in 6,561 Engle Progeny cases in both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state and federal courts in Florida. These cases include approximately 7,852 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial.

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

On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court. On September 21, 2011, the Fourth DCA in Jimmie Lee Brown disagreed on state-law grounds with the First DCA’s decision in Martin as well as the Eleventh Circuit and in Bernice Brown. RJR Tobacco has sought review of Jimmie Lee Brown with the Florida Supreme Court. The defendants also asked the federal district court in Jacksonville to rule on their constitutional due process objection to the use of the Engle findings to satisfy elements of plaintiffs’ claims. The court ruled that application of the Engle findings would not violate the defendants’ due process rights. The defendants have moved to certify the issue for appeal to the Eleventh Circuit. A decision is pending.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May, 2011, Florida removed the provision that allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. The Alachua County court upheld the bond cap in three of those cases, and the Escambia County court upheld the bond cap in the fourth case. The First DCA affirmed the trial court’s decision in all four cases. The First DCA issued a written opinion in Hall v. R. J. Reynolds Tobacco Co., on July 12, 2011, explaining why the statute is constitutional. The court also stated that the issues are likely to continue until they are definitively resolved by the Florida Supreme Court. As a result, the court certified to the Florida Supreme Court the question of whether the bond cap violates the Florida Constitution by limiting the amount of the bond necessary to obtain an automatic stay of the judgment against a signatory to the tobacco settlement agreement with the State of Florida. On January 23, 2012, the Florida Supreme Court decided to accept jurisdiction over the issue. Briefing is underway.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2011 to December 31, 2011, or remained on appeal as of December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. Oral argument occurred on May 10, 2011. A decision is pending.

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. In June 2009, RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $700,000 in July 2009. In September 2011, the Fourth DCA affirmed the trial court’s judgment. RJR Tobacco filed a motion for certification to the Florida Supreme Court, which was denied on October 21, 2011. RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. On June 1, 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First DCA. In October 2009, RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First DCA affirmed the final judgment in December 2010. RJR Tobacco asked the Florida Supreme Court to accept jurisdiction and review the decision of the First DCA. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on December 16, 2011.

On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million in January 2010. In March 2011, the Florida First DCA affirmed per curian the trial court’s decision based on its prior ruling in Martin. RJR Tobacco moved the First DCA to certify the case as one of great public importance, which is the first step in seeking review by the Florida Supreme Court, but the court denied the motion. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on December 16, 2011.

On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. On February 8, 2010, the jury awarded $2 million in punitive damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. Mrs. Gray sought an unspecified amount of compensatory and punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. In July 2010, RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. In June 2011, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. On July 20, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $6.2 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on December 16, 2011.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of the addiction of the decedent, Laura Grossman, to cigarettes, she developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I, finding that the decedent was addicted to cigarettes containing nicotine and the addiction was the legal cause of her death by lung cancer. On April 29, 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000 in July 2010. The plaintiff filed a notice of cross appeal. Briefing is complete. Oral argument has not been scheduled.

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

In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million in May 2010. The plaintiff filed a notice of cross appeal. In May 2011, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond will replace the original bond that was posted and stay execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court on December 16, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million in October 2010. Briefing is complete. Oral argument has not been scheduled.

On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. Oral argument occurred on January 17, 2012. On January 25, 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco intends to seek further review of the decision.

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

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million — three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. Briefing is complete. Oral argument has not been scheduled.

In Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the court declared a mistrial on May 14, 2010, due to the inability to seat a jury. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. In October 2010, the jury returned a verdict in favor of the defendants. The plaintiff’s post-trial motions were denied and final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. Oral argument occurred on February 14, 2012. A decision is pending.

On June 18, 2010, in Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the defendant to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. In July 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $3.8 million in September 2010. The plaintiff filed a notice of cross appeal. Oral argument occurred on January 17, 2012. On January 25, 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco intends to seek further review of the decision.

On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the defendant to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants have filed a notice of appeal to the Fourth DCA. In February 2011, RJR Tobacco posted a supersedeas bond in the amount of $1.28 million. Briefing is complete. Oral argument has not been scheduled.

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

On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. Post-trial motions were filed, and RJR Tobacco included a request to enter judgment in favor of RJR Tobacco. In August 2011, the court denied RJR Tobacco’s post-trial motions and entered final judgment. RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $300,000. Briefing is underway.

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

On January 5, 2011, in Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Retrial was scheduled to begin on November 28, 2011; however, the court continued the trial date until March 5, 2012.

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in compensatory damages. The jury also awarded the plaintiff $250,000 in punitive damages. The case was filed in January 2008, in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that he was addicted to cigarettes, and as a result, developed larynx cancer and other smoking related medical conditions and/or diseases. The plaintiff’s post-trial motions were denied, and final judgment was entered in March 2011. The plaintiff filed a notice of appeal to the Second DCA on April 12, 2011. RJR Tobacco filed a motion to dismiss the appeal as premature due to the trial court not ruling on RJR Tobacco’s post-trial motions. The motion to dismiss the appeal was denied, however, the appellate court relinquished jurisdiction for 45 days to allow the trial court to address the outstanding post-trial motions. RJR Tobacco’s post-trial motions were denied in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $260,000. Briefing is underway. In January 2012, the plaintiff voluntarily dismissed his appeal. RJR Tobacco’s appeal remains pending.

On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. Post-trial motions were denied, and the defendants filed a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.69 million. Briefing is complete. Oral argument is scheduled for March 21, 2012.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. Post-trial motions were denied, and final judgment was entered in April 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $510,000 in May 2011. Briefing is complete. Oral argument has not been scheduled.

On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. Final judgment was entered, and the plaintiff’s motion for a new trial was denied. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in June 2011. Briefing is underway.

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The case was filed in December 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants have filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. Briefing is underway.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The case was filed in September 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. On October 17, 2011, the court entered a remittance of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, and the plaintiff filed a notice of cross appeal in November 2011. Briefing will begin in March 2012.

On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The case was filed in September 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. In September 2011, the court denied RJR Tobacco’s post-trial motions. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $1.07 million. Briefing will begin in March 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the plaintiff to be 91% at fault. The case was filed in November 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent, Claire Weingart, developed lung cancer and other smoking related diseases and/or medical conditions. In September 2011, the court granted the plaintiff’s motion for additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. Final judgment was entered in the amount of $4,500, against each defendant and the defendants filed a joint notice of appeal to the Fourth DCA in November 2011. RJR Tobacco posted a supersedeas bond in the amount of $4,500. Briefing is underway.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of RJR Tobacco. The case was filed in October 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and or diseases. The plaintiff filed a motion for a new trial, and a hearing is scheduled for March 7, 2012. Final judgment was entered September 26, 2011. The plaintiff filed a conditional notice of appeal in October 2011. The conditional status is based on the pending motion for new trial. RJR Tobacco filed a conditional notice of cross appeal in November 2011. A hearing on the motion for new trial has not been scheduled.

On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Michael Bowman, suffered from esophageal cancer. The court denied the defendant’s post-trial motions and entered final judgment in October 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $450,000. Briefing is underway.

On October 20, 2011, in Junious v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants. The case was filed in July 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent, Annie Ingraham, suffered from chronic obstructive pulmonary disease. Final judgment was entered in November 2011. The plaintiff’s motion for a new trial was denied on December 16, 2011. The plaintiff filed a notice of appeal in January 2012. Briefing has not yet begun.

On October 20, 2011, in Szymanski v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants. The case was filed in November 2007, in the Circuit Court, Lee County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the plaintiff suffers from various smoking-related conditions and diseases. The plaintiff filed a motion for a new trial. Final judgment was entered in November 2011. On December 5, 2011, the parties stipulated to a dismissal with prejudice. The court granted the motion on December 7, 2011.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent, William Sury, suffered from lung cancer. Post-trial motions were filed in December 2011. Decisions are pending.

On December 16, 2011, in Cox v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Roland Cox, suffered from lung cancer. Final judgment was entered, the plaintiff filed a notice of appeal and RJR Tobacco filed a notice of cross appeal in January 2012.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages. The case was filed in April 2007, in the Circuit Court, Highlands County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. Post-trial motions are pending.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants to collectively be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Escambia County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. Post-trial motions are pending.

On February 2, 2012, in Larkin v. R. J. Reynolds Tobacco Co., the court declared a mistrial after the jury informed the court that they could not reach a verdict. The case was filed in January 2002, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that the decedent, Carole Larkin, was addicted to the defendant’s products, and as a result, suffered from oral cancer. A new trial date has not been scheduled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011, there were 2,586 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of December 31, 2011, 13 class-action cases, exclusive of one antitrust class action, were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia and Arizona. All pending class-action cases are discussed below.

The pending class actions against RJR Tobacco or its affiliates or indemnitees include eight cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Minnesota, Missouri, California and Arizona and are discussed below under “— ‘Lights’ Cases.”

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

Medical Monitoring and Smoking Cessation Case. On November 5, 1998, in Scott v. American Tobacco Co., a case filed in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. The case was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover an unspecified amount of damages to pay for medical monitoring and smoking cessation programs. In July 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. However, the jury also made certain findings against the defendants on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. Notwithstanding these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remained in the case was a class-wide claim that the defendants pay for a program to help people stop smoking.

In May 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. In September 2004, the defendants posted a $50 million bond, pursuant to legislation that limits the amount of the bond to $50 million collectively for MSA signatories, and noticed their appeal. RJR Tobacco posted $25 million (the portions for RJR Tobacco and B&W) towards the bond. In February 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members. The appellate court also ruled, however, that the defendants were not liable for any post-1988 claims, rejected the award of prejudgment interest, struck eight of the 12 components of the smoking cessation program and remanded the case for further proceedings. In particular, the appellate court ruled that no class member, who began smoking after September 1, 1988, could receive any relief, and that only those smokers, whose claims accrued on or before September 1, 1988, would be eligible for the smoking cessation program. The plaintiffs had previously expressly represented to the trial court that none of their claims accrued before 1988 and that the class claims did not accrue until around 1996, when the case was filed. The defendants’ application for writ of certiorari with the Louisiana Supreme Court was denied in January 2008. The defendants’ petition for writ of certiorari with the U.S. Supreme Court was denied in June 2008. In July 2008, the trial court entered an amended judgment in the case, finding that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordered the defendants to deposit approximately $263 million together with interest from June 30, 2004, into a trust for the funding of the program. The court also stated that it would favorably consider a motion to return to defendants a portion of unused funds at the close of each program year in the event the monies allocated for the preceding program year were not fully expended because of a reduction in class size or underutilization by the remaining plaintiffs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case. Briefing is underway. On January 6, 2012, the defendants filed exceptions and motion to strike. A hearing on the defendants’ exceptions and a motion to strike occurred on February 3, 2012. A hearing on the plaintiffs’ motion for fees and costs is scheduled for June 18, 2012.

California Business and Professions Code Cases.    On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. However, the underlying substantive claims have been reduced to include primarily allegations regarding the use of the descriptor “lights” and statements made during the class period about the health risks of cigarettes. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. The plaintiffs’ motion for reconsideration was denied. The court granted the plaintiffs’ motion to amend the complaint by adding new class representatives and denied the defendants’ motion to dismiss. The plaintiffs filed an eleventh amended complaint adding new class representatives in July 2011. Trial is scheduled for October 5, 2012. The defendants have filed motions challenging the standing of the newly named class representatives and to decertify the case. A hearing is scheduled for March 21, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011. Briefing is complete. Oral argument has not been scheduled.

“Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), Minnesota (2), California (1) and Arizona (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case in May 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. In July 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In February 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which in December 2007, reversed the judgment and remanded the case to the District Court. In January 2009, the Minnesota Supreme Court issued an order vacating the February 2008 order that granted RJR Tobacco’s petition for review. In July 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case and in Thompson until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In October 2007, the U.S. District Court remanded the case to state district court. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery. The parties are engaged in class certification discovery. In July 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case and in Dahl until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.

In Cleary v. Philip Morris, Inc., a case filed in June 1998, and pending in Circuit Court, Cook County, Illinois, the plaintiffs filed their motion for class certification in December 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W. The case was brought on behalf of persons who have allegedly been injured by (1) the defendants’ purported conspiracy pursuant to which defendants concealed material facts regarding the addictive nature of nicotine, (2) the defendants’ alleged acts of targeting their advertising and marketing to minors, and (3) the defendants’ claimed breach of the public right to defendants’ compliance with the laws prohibiting the distribution of cigarettes to minors. The plaintiffs requested that the defendants be required to disgorge all profits unjustly received through their sale of cigarettes to plaintiffs and the class, which in no event will be greater than $75,000 per each class member, inclusive of punitive damages, interest and costs. In March 2006, the court dismissed count V, public nuisance, and count VI, unjust enrichment. The plaintiffs filed an amended complaint in March 2009, to add a claim of unjust enrichment and, to include in the class, individuals who smoked “light” cigarettes. RJR Tobacco and B&W answered the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended complaint in March 2009. In July 2009, the plaintiffs filed an additional motion for class certification. In September 2009, the court granted the defendants’ motion for summary judgment on the pleadings concerning the “lights” claims as to all defendants other than Philip Morris. In February 2010, the court denied the plaintiffs’ motion for class certification of all three putative classes. However, the court ruled that the plaintiffs may reinstate the class dealing with the conspiracy to conceal the addictive nature of nicotine if they identify a new class representative. In April 2010, the court granted the plaintiffs’ motion to file a fourth amended complaint and withdraw the motion to reinstate count I by identifying a new plaintiff. The defendants filed a motion to dismiss the plaintiffs’ fourth amended complaint, which was granted in June 2010. The court denied the plaintiffs’ motion to reconsider, and in August 2010, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Seventh Circuit. In August 2011, the Seventh Circuit affirmed the trial court’s judgment. The plaintiffs’ petition for rehearing with a suggestion for rehearing en banc was denied on November 15, 2011. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is February 13, 2012.

In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, non-disclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. Discovery is underway. The plaintiffs filed a motion for partial summary judgment on the grounds of the purported collateral estoppel effect of certain findings in United States v. Philip Morris USA, Inc.

Finally, also see the above discussion of Brown v. American Tobacco Co., Inc., under “— California Business and Professions Code Cases.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011, three health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2009 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2009	2010	2011	2012 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136	$136
Florida Annual Payment	440	440	440	440
Texas Annual Payment	580	580	580	580
Minnesota Annual Payment	204	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004	8,004	8,004
Growers’ Trust(2)	295	295	—	—
Offset by federal tobacco buyout(2)	(295)	(295)	—	—

Total	$9,364	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,540	$2,496	$2,435		—
Settlement cash payments	$2,249	$2,519	$2,492		—
Projected settlement expenses				$	>2,400
Projected settlement cash payments				$	>2,400

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RJR Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion to vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants have filed a notice of appeal. Oral argument is scheduled for April 20, 2012. The trial court also issued an opinion on January 26, 2012, stating that it will not defer its decision on the corrective action statements pending the outcome of pending FDA litigation. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over the next three years into the registry of the district court.

International Cases.    Five health-care reimbursement cases are pending against RJR Tobacco, its current or former affiliates, or B&W outside the United States, one in Israel and four in Canada. All of the remaining Canadian provinces have indicated an intention to file similar cases. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in these actions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Ontario — In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. The jurisdictional challenge brought by RJR Tobacco and its affiliate was denied by the trial court on January 4, 2012, and RJR Tobacco and its affiliate are pursuing an appeal.

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

•

Israel — In September 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. In July 2011, the Israeli Supreme Court granted PMI and BAT’s appeal of the rejection of their motion to strike out the claim. The court found that the claim should be struck in liminie on the grounds of remoteness. In August 2011, the Supreme Court granted RJR Tobacco’s appeal of the rejection of its motion to cancel service and all other pending motions for leave to appeal. The plaintiff filed a motion for the rehearing of the Supreme Court’s decisions in this regard. In November 2011, BAT and PMI filed responses to the motion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Native American Tribe Cases.    As of December 31, 2011, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

Other Cases

In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. The parties finished briefing their respective cross-motions for summary judgment in December 2009, and in January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. Oral argument occurred July 27, 2011. A decision is pending.

On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The defendants filed a motion to dismiss in April 2011. A hearing date has not been scheduled. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. A hearing on the motion is scheduled for February 14, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 16, 2011, RJR Tobacco and Santa Fe joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. The court heard oral argument on the motion for preliminary injunction on September 21, 2011. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties claims. On December 1, 2011, the government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. The appellate court has scheduled oral argument on the appeal for April 10, 2012. Concurrently, briefing is complete on the parties’ cross motions for summary judgment that are before the district court. Oral argument on the summary judgment motions occurred on February 1, 2012. The court stated that it would issue its ruling well before the April 10, 2012 appellate hearing.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7.

Finally, RJR Tobacco and others brought suit against the City of Worcester, Massachusetts to enjoin enforcement of an ordinance prohibiting all outdoor advertising of tobacco products and any indoor advertising that is visible from the street. The suit, National Association of Tobacco Outlets, Inc. v. City of Worcester, was filed in the U.S. District Court for the Central Division of Massachusetts on June 17, 2011. The plaintiffs’ motions for preliminary injunction and summary judgment were heard on November 9, 2011, and the parties await a ruling. Enforcement of the ordinance has been stayed by agreement pending the ruling on the motion for a preliminary injunction.

State Settlement Agreements-Enforcement and Validity; Adjustments

As of December 31, 2011, there were 32 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties will conduct a mediation on the remaining issues on February 14, 2012.

In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the state that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown & Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. On August 24, 2011, the court entered an order finding in favor of the State on the Star contract manufacturing issue, that the total amount of the underpayment from B&W was approximately $3.8 million and that interest on the underpayment was approximately $4.3 million. The court appointed a special master to undertake an accounting of the benefit received by B&W for failure to include its profits from Star contract manufacturing in its net operating profits reported to the State. Finally, the court awarded the State attorneys’ fees and costs in an amount to be determined. B&W filed a motion to certify the Star contract issue for interlocutory appeal, pursuant to Rule 54 (b) of the Mississippi Rules of Civil Procedure. On January 9, 2012, that motion was denied.

In addition, in February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Briefing with respect to these issues is underway, and a hearing on these issues was scheduled for January 24-25, 2012.

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

In October 2008, Vibo Corporation, Inc. d/b/a General Tobacco, referred to as General, filed a complaint in the U.S. District Court for the Western District of Kentucky against RJR Tobacco and other participating manufacturers, referred to as PMs, under the MSA, and the Attorneys General of the 52 states and territories that are parties to the MSA. General sought, among other things, to enjoin enforcement of certain provisions of the MSA and an order relieving it of certain of its payment obligations under the MSA and, in the event such relief was not granted, rescission of General’s 2004 agreement to join the MSA. General also moved for a preliminary injunction that, among other things, would have enjoined the states from enforcing certain of General’s payment obligations under the MSA. In November 2008, RJR Tobacco and the other defendants moved to dismiss General’s complaint. In January 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing General’s lawsuit. Final judgment was entered on January 5, 2010. On January 13, 2010, General noticed its appeal of this decision. Oral argument occurred on October 6, 2011, before the U.S. Court of Appeals for the Sixth Circuit. A decision is pending.

In December 2007, nine states (California, Connecticut, Illinois, Maine, Maryland, New York, Ohio, Pennsylvania and Washington) sued RJR Tobacco claiming that an advertisement published in Rolling Stone magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. In addition, three states (Connecticut, New York and Maryland) also claimed that a direct mail piece distributed by RJR Tobacco violated the MSA prohibition against distributing utilitarian items bearing a tobacco brand name. Each state sought injunctive relief and punitive monetary sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. The issue has not been resolved definitively by the court in California at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. Oral argument occurred in October 2011. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. Discovery has ensued regarding hours and rates. A hearing is scheduled for March 27, 2012.

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

•

In Illinois, RJR Tobacco received a complete defense ruling. The State requested reconsideration of the court’s ruling, and the court reaffirmed its ruling in favor of RJR Tobacco. The State filed an appeal. On June 30, 2011, the appellate court affirmed in part and reversed in part and remanded the case to the trial court to determine the State’s attorneys’ fees and costs. The appellate court reversed the ruling that found that RJR Tobacco did not use some images that were cartoons under the consent decree in its advertisement in Rolling Stone. The appellate court affirmed the ruling that RJR Tobacco did not “cause” Rolling Stone to “use” cartoons in the editorial portion of the gatefold and affirmed the ruling that the State was not entitled to any monetary sanctions for violating the consent decree. The parties settled the case with RJR Tobacco agreeing to reimburse the State its attorneys’ fees for a non-material amount.

The three remaining cases — in Maryland, New York and Connecticut — were individually settled in the first quarter of 2010 for a non-material amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Trial on Montana’s assertion of its diligent enforcement defense to the 2003 NPM Adjustment is set for trial on September 10, 2012. Discovery is underway.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The arbitration panel contemplated by the MSA and the Arbitration Agreement has been selected, and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. Document and deposition discovery has been conducted pursuant to various orders of the arbitration panel. On November 3, 2011, RJR Tobacco and the other PMs advised the arbitration panel that they were not contesting the “diligent enforcement” of 12 states and the four pacific territories with a combined allocable share of less that 14 percent. The “diligent enforcement” of the remaining 35 settling states, DC and Puerto Rico was contested and will be the subject of further proceedings. A common issues hearing has been scheduled for April 2012 and state specific evidentiary hearings will begin in May 2012. State specific hearings will continue thereafter on a monthly basis until proceedings with respect to all contested states have been completed. It is anticipated that it will be 12 to 18 months before a decision on the merits with respect to the 2003 NPM Adjustment is reached.

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

In June 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provides that the settling states will not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years will become effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco and the PMs will pay a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts. On January 9, 2012, a new agreement with respect to significant factor determinations was entered into teams essentially identical to the earlier agreement, but pertaining to 2010, 2011 and 2012.

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

The table below summarizes the information discussed above with respect to the disputed portions of RJR Tobacco’s MSA payment obligations from 2003 through 2008 – the years as to which the Adjustment Requirements have been met:

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

Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate PM payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid. On December 15, 2011, the parties entered into an agreement regarding procedures for formation of arbitration panel with respect to this arbitration. Selection of arbitrators by the parties is underway.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of December 31, 2011, all of the federal and state court cases on behalf of indirect purchasers had been dismissed, except for one state court case pending in Kansas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. The parties are currently engaged in discovery. In November 2010, RJR Tobacco and B&W filed a motion for summary judgment. A hearing on the motion occurred on January 18, 2012. A decision is pending. Trial has been scheduled for July 16, 2012.

Other Litigation and Developments

JTI Claims for Indemnification.    By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. Under the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating to the international tobacco business sold to JTI. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for damages allegedly arising out of these retained liabilities. As previously reported, a number of the indemnification claims between the parties relating to the activities of Northern Brands in Canada have been resolved. See note 6 for a discussion of the Comprehensive Agreement between RJR Tobacco and the Canadian federal, provincial and territorial governments, and Northern Brands’ plea agreement with the Ministry of the Attorney General of Ontario. Other matters for which JTI has requested indemnification for damages under the indemnification provisions of the 1999 Purchase Agreement are described below:

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996.

•

Finally, JTI has advised RJR and RJR Tobacco of its view that, under the terms of the 1999 Purchase Agreement, RJR and RJR Tobacco are liable for a roughly $1.7 million judgment entered in 1998, plus interest and costs, in an action filed in Brazil by Lutz Hanneman, a former employee of a former RJR Tobacco subsidiary. RJR and RJR Tobacco deny that they are liable for this judgment under the terms of the 1999 Purchase Agreement.

Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have these and other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disagree with JTI as to (1) what circumstances relating to any such matters may give rise to indemnification obligations by RJR and RJR Tobacco, and (2) the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later time.

European Community.    On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Oral argument of the motion occurred on October 26, 2010. Supplemental briefs were then filed. Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims. Thereafter, on May 13, 2011, the court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety. On June 10, 2011, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, appealing from the May 16, 2011 judgment, as well as the March 8, 2011 and May 13, 2011 orders that respectively resulted in the dismissal of their RICO and state-law claims. Briefing is complete. Oral argument has been scheduled for February 24, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shortly after the start of the Star I jury trial, in May 2009, Star filed a follow-on lawsuit – Star II – in the U.S. District Court for the District of Maryland seeking damages for alleged infringement during the 2003 growing season and beyond of the two Star patents found invalid and not infringed in Star I. The district court stayed Star II pending the outcome of proceedings in Star I, and Star II was administratively closed pending further order of the district court upon the application, by December 31, 2012, of any party.

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

On September 26, 2011, RJR Tobacco filed a combined petition for panel rehearing and rehearing en banc with the Federal Circuit seeking rehearing on whether Star’s patents at issue are invalid based upon indefiniteness. The Federal Circuit denied RJR Tobacco’s combined petition on November 29, 2011, and the Federal Circuit’s judgment issued as a mandate on December 15, 2011. Star I has now returned to the district court for further proceedings on RJR Tobacco’s bill of cost and motion for attorneys’ fees and excess costs. A status conference occurred on January 24, 2012. Star I and Star II have been stayed and referred to the magistrate judge for mediation purposes.

In the PTO reexamination proceeding, the PTO in March and April 2011 issued ex parte reexamination certificates confirming the patentability of the claims of the Star patents at issue in Star I. The PTO reexamination proceeding did not address the question of whether Star’s patents are invalid based upon indefiniteness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI and RJRT have responded to the subpoenas, including the extent to which the subpoenas seek documents regarding the domestic tobacco operations acquired from B&W in 2004, and believes this matter is now closed.

In May 2011, RJR Tobacco and SFNTC received separate letters from counsel to Walgreen Co. regarding a 60-day notice served on Walgreen by a consumer group alleging violations of California’s Proposition 65. The group claims that Walgreen provided or sold products with containers or wrappers containing insufficient warning in violation of California law. Walgreen believes that RJR Tobacco and SFNTC provided the noticed products, and is requesting that RJR Tobacco and SFNTC pay for Walgreen’s defense, indemnify Walgreen and hold Walgreen harmless from all liability, loss or expense (including legal expense) related to sales of any products covered by the 60-day notice, manufactured or distributed to Walgreen by RJR Tobacco and SFNTC. In June 2011, RJR Tobacco submitted a reply to Walgreen’s counsel, and SFNTC submitted a reply in July 2011. Neither company has received a response from Walgreen’s counsel. RJR Tobacco and SFNTC each believes that it has valid defenses to Walgreen’s claims.

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

Smokeless Tobacco Litigation

As of December 31, 2011, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 577 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

American Snuff Co. was served with a complaint that was filed in October 2011 in the U.S. District Court for the Northern District of Mississippi, Vertison v. American Snuff Co., LLC. The plaintiff alleges that as a result of her use of the defendants’ smokeless tobacco products, she developed oral cancer. The plaintiff seeks unspecified compensatory and punitive damages. On January 13, 2012, American Snuff Co. filed its answer to the complaint.

Tobacco Buyout Legislation and Related Litigation

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 continued as scheduled through the end of 2010, but were offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2012 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $220 million to $240 million.

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

As noted above, the MSA Phase II obligations were offset against the tobacco quota buyout obligations. Because growers in two states, Maryland and Pennsylvania, did not participate in the quota system, they are not eligible for payments under FETRA. Given that the assessments paid by tobacco product manufacturers and importers under FETRA fully offset their MSA Phase II payment obligations, the growers in Maryland and Pennsylvania would no longer receive payments under the MSA Phase II program. Thus, the growers in these two states do not receive payments under either FETRA or the MSA Phase II program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI and its operating subsidiaries believe that climate change is an environmental issue primarily driven by carbon dioxide emissions from the use of energy. RAI’s operating subsidiaries are working to reduce carbon dioxide emissions by minimizing the use of energy where cost effective, minimizing waste to landfills and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increasing recycling. Climate change is not viewed by RAI’s operating subsidiaries as a significant direct economic risk to their businesses, but rather an indirect risk involving the potential for a longer term general increase in the cost of doing business. Regulatory changes are difficult to predict, but the current regulatory risks to the business of RAI’s operating subsidiaries with respect to climate change are relatively low. Financial impacts will be driven more by the cost of natural gas and electricity. Efforts are made to mitigate the effect of increases in fuel costs directly impacting RAI’s operating subsidiaries by evaluating natural gas usage and market conditions, and occasionally purchasing forward contracts, limited to a three-year period, for natural gas. In addition, RAI’s operating subsidiaries are constantly evaluating electrical energy conservation measures and energy efficient equipment to mitigate impacts of increases in electrical energy costs.

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

As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — JTI Claims for Indemnification,” RJR Tobacco has received claims for indemnification from JTI, and several of these have been resolved. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree what circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date.

RJR Tobacco, SFNTC and American Snuff Co. have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, Santa Fe and American Snuff Co. believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.

Lease Commitments

RAI has operating lease agreements that are primarily for office space, automobiles, warehouse space and computer equipment. The majority of these leases expire within the next five years and some contain renewal or purchase options and escalation clauses or restrictions relating to subleases. Total rent expense was $18 million, $20 million and $20 million for 2011, 2010 and 2009, respectively.

Future minimum lease payments as of December 31, 2011 were as follows:

Noncancellable Operating Leases
2012	$20
2013	18
2014	15
2015	9
2016	4

Total	$66

Note 14 — Shareholders’ Equity

RAI’s authorized capital stock at December 31, 2011 and 2010, consisted of 100 million shares of preferred stock, par value $.01 per share, and 1.6 billion shares of common stock, par value $.0001 per share. Four million shares of the preferred stock are designated as Series A Junior Participating Preferred Stock, none of which is issued or outstanding. The Series A Junior Participating Preferred Stock will rank junior as to dividends and upon liquidation to all other series of RAI preferred stock, unless specified otherwise. Also, of the preferred stock, one million shares are designated as Series B Preferred Stock, all of which are issued and outstanding. The Series B Preferred Stock ranks senior upon liquidation, but not with respect to dividends, to all other series of RAI capital stock, unless specified otherwise. As a part of the B&W business combination, RJR is the holder of the outstanding Series B Preferred Stock. In each of 2011, 2010 and 2009, RAI declared $43 million in dividends to RJR with respect to the Series B Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAI’s board of directors declared the following quarterly cash dividends per share of RAI common stock in 2011, 2010 and 2009:

	2011	2010	2009
First	$0.53	$0.45	$0.425
Second	$0.53	$0.45	$0.425
Third	$0.53	$0.45	$0.425
Fourth	$0.56	$0.49	$0.450

On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock in open-market or privately negotiated transactions. The repurchases are subject to prevailing market and business conditions, and the program may be terminated or suspended at any time. In connection with the share repurchase program, RAI and B&W entered into an agreement, pursuant to which B&W has agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI’s common stock. RAI, B&W and BAT also entered into Amendment No. 3 to the governance agreement, pursuant to which RAI has agreed that, so long as B&W’s ownership interest has not dropped below 25%, if RAI issues shares of its common stock or any other RAI equity security to certain designated persons, including its directors, officers or employees, then RAI will repurchase a number of shares of outstanding RAI common stock so that the number of outstanding shares of RAI common stock are not increased, and B&W’s ownership interest is not decreased, by such issuance after taking into account such repurchase. In addition, RAI repurchases shares of its common stock forfeited with respect to the tax liability associated with certain stock option exercises and vesting of restricted stock grants under the RAI Long-Term Incentive Plan, referred to as the LTIP.

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. As of December 31, 2011, RAI had repurchased and cancelled 6,776,637 shares of RAI common stock for $276 million under the above share repurchase program.

Additionally, during 2011, at a cost of $6 million, RAI purchased 162,257 shares that were forfeited with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Changes in RAI common stock outstanding were as follows:

	2011	2010	2009
Shares outstanding at beginning of year	583,043,872	582,848,102	582,901,524
LTIP shares forfeited	(433)	(7,501)	(55,420)
LTIP tax shares repurchased and cancelled	(162,257)	(185,257)	(308,882)
Shares repurchased and cancelled	(6,776,637)	—	—
Stock options exercised	—	362,284	245,280
Equity incentive award plan shares issued	30,654	26,244	65,600

Shares outstanding at end of year	576,135,199	583,043,872	582,848,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Stock Plans

As of December 31, 2011, RAI had two stock plans, the Equity Incentive Award Plan for Directors of RAI, referred to as the EIAP, and the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.

Under the EIAP, RAI currently provides (1) grants of deferred stock units to eligible directors upon becoming a director or, provided the director did not receive an initial award upon his/her election to the board, upon appointment to the position of Non-Executive Chairman and (2) grants of deferred stock units to eligible directors on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their initial and annual grants of deferred stock units. A maximum of 2,000,000 shares of common stock may be issued under this plan, of which 1,112,305 shares were available for grant as of December 31, 2011. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RAI common stock, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of shares of RAI common stock that could be purchased with the dividends on the date of payment. Generally, distribution of a director’s deferred stock units will be made on January 2 following his or her last year of service on the board; however, for all grants made under the EIAP after December 31, 2007, a director may elect to receive his or her deferred stock units on the later of January 2 of a specified year or January 2 following his or her last year of service on the board. At the election of a director, distribution may be made in one lump sum or in up to ten annual installments. A director is paid in cash for the units granted quarterly and in common stock for the units granted initially and annually, unless the director elects to receive cash for the initial and annual grants. Cash payments are based on the average closing price of RAI common stock during December of the year preceding payment. Compensation expense related to the EIAP was $5 million during 2011, $4 million during 2010 and $3 million during 2009.

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

Information regarding stock-based awards outstanding as of December 31, 2011, was as follows:

Grant Year	Plan	Number of Shares Granted	Grant Price	Type	Vesting Date	Number of Shares Cancelled	Number of Shares Vested
2009	LTIP	2,764,486	$16.550	Restricted Stock Units	March 2, 2012	448,475	—
2010	Omnibus	1,980,166	$26.620	Restricted Stock Units	March 1, 2013	353,655	—
2010	Omnibus	8,422	$27.655	Restricted Stock Units	March 1, 2013	5,704	—
2010	Omnibus	2,758	$29.425	Restricted Stock Units	March 1, 2013	—	—
2011	Omnibus	1,561,331	$33.990	Restricted Stock Units	March 1, 2014	102,474	—
2011	Omnibus	3,874	$39.590	Restricted Stock Units	March 1, 2014	—	—

The grant date fair value was based on the per share closing price of RAI common stock on the date of grant. The actual number of shares granted is fixed. The grants are accounted for as equity-based and compensation expense includes the vesting period elapsed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock unit grants will be settled exclusively in shares of RAI common stock. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending on December 31 of the year prior to the vesting date.

Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $5.10 per share for the three-year performance period ending December 31, 2011 (in the case of the 2009 restricted stock unit grants), $5.40 per share for the three-year performance period ending December 31, 2012 (in the case of the 2010 restricted stock unit grants), or $6.36 per share for the three-year performance period ending December 31, 2013 (in the case of the 2011 restricted stock unit grants), then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%. Dividends accrued on the 2009 grants are included in current liabilities and the dividends accrued on the 2010 and 2011 grants are included in other noncurrent liabilities in the consolidated balance sheet as of December 31, 2011.

The changes in restricted RAI common stock and restricted stock units during 2011 were as follows:

	Stock and Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,845,861	$21.87
Granted	1,565,205	34.00
Forfeited	(544,032)	24.93
Vested	(456,305)	30.94

Outstanding at end of year	5,410,729	24.30

Total compensation expense related to stock-based compensation and the related tax benefits recognized in selling, general and administrative expenses in the consolidated statements of income were as follows:

Grant/Type	2011	2010	2009
2006 restricted stock	$—	$—	$(2)
2007 restricted stock and performance shares	—	1	5
2008 restricted stock	1	5	5
2009 restricted stock units	12	16	14
2010 restricted stock units	12	15	—
2011 restricted stock units	13	—	—

Total compensation expense	$38	$37	$22

Total related tax benefits	$13	$13	$8

Cash payments related to stock-based compensation were $19 million and $16 million for the years ended 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts related to the 2008 and 2009 LTIP restricted stock unit grants and the 2010 and 2011 Omnibus restricted stock unit grants were included in the consolidated balance sheets as of December 31 as follows:

	2011	2010
Other current liabilities	$15	$—
Other noncurrent liabilities	10	14
Paid-in capital	81	58

As of December 31, 2011, there were $55 million of unrecognized compensation costs related to restricted stock units, calculated at the grant-date price, which are expected to be recognized over a weighted-average period of 1.83 years.

There were 40,000 stock options granted under the EIAP and outstanding at December 31, 2011, all of which were exercisable on such date at a per share exercise price of $17.45 with a remaining contractual life of 0.4 years.

RAI has a policy of issuing new shares of common stock to satisfy share option exercises. The changes in RAI’s stock options during 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$17.45	485,468	$7.64	776,348	$7.38
Expired	—	—	(83,184)	6.63	—	—
Exercised	—	—	(362,284)	6.78	(290,880)	6.95

Outstanding at end of year	40,000	17.45	40,000	17.45	485,468	7.64

Exercisable at end of year	40,000	17.45	40,000	17.45	485,468	7.64

The intrinsic value of options exercised was $7 million and $4 million for the years ended December 31, 2010 and 2009, respectively. The aggregate intrinsic value of fully vested outstanding and exercisable options at December 31, 2011, was $1 million.

Cash proceeds related to stock options exercised and excess tax benefits related to stock-based compensation were as follows:

	2011	2010	2009
Proceeds from exercise of stock options	$—	$2	$2
Excess tax benefits from stock-based compensation	1	2	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity compensation plan information as of December 31, 2011, was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	8,116,094	(2)	$—	33,357,923
Equity Compensation Plans Not Approved by Security Holders(1)	40,000		17.45	1,112,305

Total	8,156,094	(2)	17.45	34,470,228

(1)	The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

(2)

Consists of restricted stock units. These restricted stock units represent the maximum number, 150%, of shares to be awarded under the best-case targets that may not be achieved, and accordingly, may overstate expected dilution.

Note 16 — Retirement Benefits

RAI and certain of its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most of their employees, and also provide certain health and life insurance benefits for most of their retired employees and their dependents. These benefits are generally no longer provided to employees hired on or after January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Obligation at beginning of year	$5,529	$5,270	$1,436	$1,351
Service cost	26	29	3	4
Interest cost	300	319	75	80
Actuarial loss	320	324	59	148
Plan amendments	—	—	(45)	(51)
Benefits paid	(397)	(410)	(94)	(97)
Settlements	(9)	—	—	—
Curtailment	—	(3)	—	1
One-time cost	(3)	—	—	—

Obligation at end of year	$5,766	$5,529	$1,434	$1,436

Change in plan assets:
Fair value of plan assets at beginning of year	$4,934	$4,054	$270	$270
Actual return on plan assets	362	479	1	31
Employer contributions	220	811	78	66
Benefits paid	(397)	(410)	(94)	(97)
Settlements	(9)	—	—	—

Fair value of plan assets at end of year	$5,110	$4,934	$255	$270

Funded status	$(656)	$(595)	$(1,179)	$(1,166)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets — other assets and deferred charges	7	3	—	—
Accrued benefit — other current liability	(9)	(18)	(74)	(78)
Accrued benefit — long-term retirement benefits	(654)	(580)	(1,105)	(1,088)

Net amount recognized	(656)	(595)	(1,179)	(1,166)
Accumulated other comprehensive loss	596	382	2	(23)

Net amounts recognized in the consolidated balance sheets	$(60)	$(213)	$(1,177)	$(1,189)

Amounts included in accumulated other comprehensive loss were as follows as of December 31:

	2011			2010
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service cost (credit)	$26	$(135)	$(109)	$30	$(119)	$(89)
Net actuarial loss	570	137	707	352	96	448
Deferred income taxes	(245)	(23)	(268)	(160)	(13)	(173)

Accumulated other comprehensive loss	$351	$(21)	$330	$222	$(36)	$186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in accumulated other comprehensive loss were as follows:

	2011			2010
	Pension Benefits	Postretirement Benefits	Total	Pension Benefits	Postretirement Benefits	Total
Prior service credit	$—	$(45)	$(45)	$—	$(51)	$(51)
Net actuarial loss	331	76	407	185	136	321
Amortization of prior service cost (credit)	(4)	29	25	(4)	24	20
One-time cost	(3)	—	(3)	—	—	—
MTM adjustment	(110)	(35)	(145)	(3)	(107)	(110)
Deferred income tax expense	(85)	(10)	(95)	(72)	(30)	(102)

Change in accumulated other comprehensive loss	$129	$15	$144	$106	$(28)	$78

The prior service credit in postretirement benefits in 2011 reflects the adoption of plan amendments resulting from workforce changes and plan design changes to conform with standard Medicare Part D market place offerings. The prior service credit in postretirement benefits in 2010 reflects a reduction in benefits paid for prescription drugs in the Medicare Part D coverage gap in order to take advantage of pharmaceutical rebates beginning in 2011 under health care reform and workforce changes.

In March 2010, the Patient Protection and Affordable Care Act, referred to as the PPACA, as amended by the Health Care and Reconciliation Act of 2010, was signed into law. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2018. The additional postretirement liability resulting from the material impacts of the PPACA have been included in the accumulated postretirement benefit obligation at December 31, 2011. Given the complexity of the PPACA and the extended time period in which implementation is expected to occur, further adjustments to the accumulated postretirement benefit obligation may be necessary in the future.

	Pension Benefits		Postretirement
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.00%	5.66%	4.84%	5.52%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

The measurement date used for all plans was December 31.

The accumulated benefit obligation, which represents benefits earned to date, for all pension plans was $5,660 million and $5,410 million for the years ended December 31, 2011 and 2010, respectively.

Pension plans experiencing accumulated benefit obligations, which represent benefits earned to date, in excess of plan assets are summarized below:

	December 31,
	2011	2010
Projected benefit obligation	$5,737	$5,499
Accumulated benefit obligation	5,630	5,380
Plan assets	5,074	4,901

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the total benefit cost and assumptions are set forth below:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of total benefit cost:
Service cost	$26	$29	$31	$3	$4	$4
Interest cost	300	319	319	75	80	80
Expected return on plan assets	(373)	(343)	(264)	(18)	(18)	(16)
Amortization of prior service cost (credit)	4	4	4	(29)	(24)	(24)
MTM adjustment	110	3	14	35	107	35
Curtailment	—	—	—	—	1	—
Special termination benefits	—	—	8	—	—	—
Settlements	—	—	1	—	—	—

Total benefit cost	$67	$12	$113	$66	$150	$79

RAI incurred special termination benefits due to changes in the organizational structure of RJR Tobacco and settlements due to early retirements under non-qualified pension plans. See note 5 for additional information regarding the restructuring.

The estimated prior service cost for pension plans that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is $4 million. The estimated prior service credit for the postretirement plans that is expected to be amortized from accumulated other comprehensive loss into net postretirement health-care costs during 2012 is $21 million.

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.66%	6.30%	6.40%	5.52%	6.20%	6.39%
Expected long-term return on plan assets	7.73%	8.24%	8.24%	7.00%	7.00%	6.80%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

For purposes of calculating the expected return on plan assets, RAI no longer uses an averaging technique for the market related value of plan assets, but instead uses the actual fair value of assets permitted under GAAP. In 2011, the combination of an increase in the fair value of plan assets, offset by a lower discount rate, resulted in an unfavorable change in funded status and a charge to accumulated other comprehensive loss. In 2010, the combination of an increase in the fair value of plan assets and lower prior services costs, offset by a lower discount rate, resulted in a favorable change in funded status and a charge to accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan assets are invested using active investment strategies and multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases, and interest rate exposures, while focusing primarily on security selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets against related benchmark indices. Investment manager performance is evaluated against these targets.

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

Allowable investment types include domestic equity, international equity, global equity, fixed income, real estate, private equity, hedge funds, global tactical asset allocation and commodities. The range of allowable investment types utilized for pension assets provides enhanced returns and more widely diversifies the plan. Domestic equities are composed of common stocks of large, medium and small companies. International equities include equity securities issued by companies domiciled outside the United States and in depository receipts, which represent ownership of securities of non-U.S. companies. Global equities include a combination of both U.S. and non-U.S. securities. Fixed income includes corporate debt obligations, fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, mortgage backed securities, and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations. Up to 15% of the fixed income assets can be in debt securities that are below investment grade. Real estate consists of publicly traded real estate investment trust securities and private real estate investments. Private equity consists of the unregistered securities of private and public companies. Hedge fund investments are diversified portfolios utilizing multiple strategies that invest primarily in public securities, including equities and fixed income. Global tactical asset allocation strategies evaluate relative value within and across asset categories and overweight the attractive markets/assets while simultaneously underweighting less attractive markets/assets. Once funded, commodities will utilize futures contracts to invest in a variety of energy, metal and agricultural goods.

For pension assets, futures and forward contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures, forward contracts and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s pension and postretirement plans weighted-average asset allocations at December 31, 2011 and 2010, by asset category were as follows:

	Pension Plans
	2011 Target(1)	2011	2010 Target(1)	2010
Asset Category:
Domestic equities	9%	11%	27%	28%
International equities	11%	13%	13%	12%
Global equities	9%	6%	5%	7%
Fixed income	53%	55%	40%	38%
High yield fixed income	3%	3%	2%	3%
Hedge funds	4%	5%	7%	6%
Private equity	1%	1%	2%	1%
Real estate	4%	4%	2%	3%
Global tactical asset allocation	2%	2%	2%	2%
Commodities(2)	4%	—%	—%	—%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

(2)	Commodities were approved in December 2011 and are expected to be funded in 2012.

	Postretirement Plans
	2011 Target(1)	2011	2010 Target(1)	2010
Asset Category:
Domestic equities	21%	21%	42%	43%
International equities	21%	19%	16%	16%
Fixed income	58%	57%	39%	36%
Hedge funds	—%	—%	1%	1%
Cash and other	—%	3%	2%	4%

Total	100%	100%	100%	100%

(1)	Allows for a rebalancing range of up to 5 percentage points around target asset allocations.

RAI’s pension and postretirement plan assets, excluding uninvested cash and unsettled trades, carried at fair value on a recurring basis as of December 31, 2011, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$765	$247	$—	$1,012
International equities	118	401	—	519
Global equities	322	—	—	322
Fixed income	40	2,082	36	2,158
High yield fixed income	—	144	—	144
Hedge funds	—	—	249	249
Private equity	—	—	46	46
Real estate	35	—	161	196
Global tactical asset allocation	—	91	—	91
Other	1	77	2	80

Total	$1,281	$3,042	$494	$4,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$54	$—	$54
International equities	—	48	—	48
Fixed income	15	129	—	144
Other	—	6	—	6

Total	$15	$237	$—	$252

(1)	See note 1 for additional information on the fair value hierarchy.

RAI’s pension and postretirement plan assets carried at fair value on a recurring basis as of December 31, 2010, were as follows(1):

Pension Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$781	$246	$—	$1,027
International equities	126	468	—	594
Global equities	351	1	—	352
Fixed income	34	1,542	55	1,631
High yield fixed income	—	136	—	136
Hedge funds	—	2	274	276
Private equity	—	3	45	48
Real estate	46	20	90	156
Global tactical asset allocation	—	98	—	98
Other	4	564	3	571

Total	$1,342	$3,080	$467	$4,889

Postretirement Plans	Level 1	Level 2	Level 3	Total
Asset Category:
Domestic equities	$—	$115	$—	$115
International equities	—	44	—	44
Fixed income	1	95	—	96
Hedge funds	—	—	1	1
Real estate and other	—	14	—	14

Total	$1	$268	$1	$270

(1)	See note 1 for additional information on the fair value hierarchy.

Transfers of pension and postretirement plan assets in and out of Level 3 during 2011, by asset category were as follows:

	Balance as of January 1, 2011	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels(1)	Balance as of December 31, 2011
Fixed income	$55	$(24)	$11	$(8)	$2	$36
Hedge funds	275	(19)	47	(54)	—	249
Private equity	45	(4)	4	1	—	46
Real estate	90	54	1	16	—	161
Other	3	—	(1)	—	—	2

Total	$468	$7	$62	$(45)	$2	$494

(1)	Transfers in and out of Level 3 occur using the fair value at the beginning of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers of pension and postretirement plan assets in and out of Level 3 during 2010, by asset category were as follows:

	Balance as of January 1, 2010	Purchases, Sales, Issuances and Settlements (net)	Realized Gains	Unrealized Gains (Losses)	Transferred From Other Levels	Balance as of December 31, 2010
Fixed income	$96	$(54)	$18	$(5)	$—	$55
Hedge funds	291	(33)	15	2	—	275
Private equity	43	(3)	1	4	—	45
Real estate	31	52	—	7	—	90
Other	3	—	—	—	—	3

Total	$464	$(38)	$34	$8	$—	$468

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

Additional information relating to RAI’s significant postretirement plans is as follows:

	2011	2010
Weighted-average health-care cost trend rate assumed for the following year	12.94%	15.18%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have had the following effects at December 31, 2011:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on benefit obligation	75	(65)

During 2012, RAI expects to contribute approximately $309 million to its pension plans and expects payments related to its postretirement plans to be $70 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefits payments:

		Postretirement Benefits
Year	Pension Benefits	Gross Projected Benefit Payments Before Medicare Part D Subsidies	Expected Medicare Part D Subsidies	Net Projected Benefit Payments After Medicare Part D Subsidies
2012	$407	$109	$3	$106
2013	399	112	3	109
2014	395	113	4	109
2015	395	112	4	108
2016	397	111	4	107
2017-2021	1,951	530	26	504

RAI sponsors qualified defined contribution plans. The expense related to these plans was $37 million, $39 million and $40 million, in 2011, 2010 and 2009, respectively. Included in the plans is a non-leveraged employee stock ownership plan, which holds shares of the Reynolds Stock Fund. Participants can elect to contribute to the fund. Dividends paid on shares are reflected as a reduction of equity. All shares are considered outstanding for earnings per share computations.

Note 17 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane. During the fourth quarter of 2011, RAI elected to begin reporting the Santa Fe segment, which includes the primary operations of SFNTC. RAI has retrospectively revised segment disclosures for all periods presented. Although the operations and results of Santa Fe currently do not meet the quantitative criteria to be required to be reported, RAI management believes that reporting this segment is important to the financial statement user for additional understanding and transparency with respect to the aggregate operations and results of RAI’s subsidiaries that produce and market cigarettes in the U.S. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAI’s operating subsidiaries’ sales to foreign countries, primarily to related parties, for the years ended December 31, 2011, 2010 and 2009 were $610 million, $525 million and $548 million, respectively. Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by RAI’s chief operating decision maker. Additionally, information about total assets by segment is not reviewed by RAI’s chief operating decision maker and therefore is not disclosed.

Segment Data:

	2011	2010(3)	2009(3)
Net sales:
RJR Tobacco	$7,297	$7,350	$7,334
American Snuff	648	719	673
Santa Fe	436	356	289
All Other	160	126	123

Consolidated net sales	$8,541	$8,551	$8,419

Operating income:
RJR Tobacco	$1,945	$2,084	$1,481
American Snuff	331	320	276
Santa Fe	198	135	98
All Other	18	(14)	14
Corporate expense	(93)	(93)	(106)

Consolidated operating income	$2,399	$2,432	$1,763

Cash capital expenditures:
RJR Tobacco	$55	$52	$55
American Snuff	106	104	75
Santa Fe	7	2	7
All Other	22	16	4

Consolidated capital expenditures	$190	$174	$141

Depreciation and amortization expense:
RJR Tobacco	$110	$119	$123
American Snuff	17	17	13
Santa Fe	5	7	6
All Other	6	8	2

Consolidated depreciation and amortization expense	$138	$151	$144

Reconciliation to income from continuing operations before income taxes:
Operating income(1)(2)	$2,399	$2,432	$1,763
Interest and debt expense	221	232	251
Interest income	(11)	(12)	(19)
Other expense, net	3	7	9

Income from continuing operations before income taxes	$2,186	$2,205	$1,522

(1)	Includes restructuring and/or asset impairment charges of $38 million and $56 million for the years ended December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes trademark and/or goodwill impairment charges of $48 million, $32 million and $567 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	Revised financial data for 2010 and 2009 to reflect RAI’s elective change in accounting for pension and postretirement benefits. See note 1 to consolidated financial statements.

Sales made to McLane Company, Inc., a distributor, comprised approximately 27% of RAI’s revenue in each of 2011, 2010 and 2009. McLane Company, Inc. is a customer in all segments. No other customer accounted for 10% or more of RAI’s revenue during those periods.

Note 18 — Related Party Transactions

RAI and its operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. The following is a summary of balances and transactions with such BAT affiliates as of and for the years ended December 31:

Balances:

	2011	2010
Accounts receivable	$67	$48
Accounts payable	2	4
Deferred revenue	42	53

Significant transactions:

	2011	2010	2009
Net sales	$479	$381	$404
Purchases	11	12	16
RAI common stock purchases from B&W	114	—	—
Research and development services billings	5	4	2

RAI’s operating subsidiaries sell contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Pricing for contract manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 6.0%, 4.0% and 5.0% of RAI’s total net sales in 2011, 2010 and 2009, respectively.

RJR Tobacco recorded deferred sales revenue relating to leaf sold to BAT affiliates that had not been delivered as of December 31, in each of 2011, 2010 and 2009, given that RJR Tobacco has a legal right to bill the BAT affiliates. Leaf sales revenue to BAT affiliates is recognized when the product is shipped to the customer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 2,806,637 shares of RAI common stock from B&W during 2011.

A member of the board of directors of RAI is also the president and chief executive officer of a company from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during the year ended December 30, 2011, were approximately $1 million. Such purchases during the years ended December 30, 2010 and 2009, and related amounts due at December 30, 2011 and 2010, were less than $1 million. In addition to the purchases of raw materials, in July 2011, RJR Tobacco sold an airplane to this company for approximately $8 million.

Note 19 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $3.5 billion unsecured notes. See note 12 for additional information relating to these notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC and certain of RAI’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2011
Net sales	$—	$7,971	$116	$(25)	$8,062
Net sales, related party	—	479	—	—	479

Net Sales	—	8,450	116	(25)	8,541
Cost of products sold	—	4,460	29	(25)	4,464
Selling, general and administrative expenses	129	1,386	91	—	1,606
Amortization expense	—	24	—	—	24
Trademark impairment charges	—	48	—	—	48

Operating income (loss)	(129)	2,532	(4)	—	2,399
Interest and debt expense	213	125	—	(117)	221
Interest income	(118)	(4)	(6)	117	(11)
Other expense (income), net	8	(47)	(1)	43	3

Income (loss) before income taxes	(232)	2,458	3	(43)	2,186
Provision for (benefit from) income taxes	(89)	875	(6)	—	780
Equity income from subsidiaries	1,549	20	—	(1,569)	—

Net income	$1,406	$1,603	$9	$(1,612)	$1,406

For the Year Ended December 31, 2010
Net sales	$—	$8,118	$147	$(95)	$8,170
Net sales, related party	—	381	—	—	381

Net Sales	—	8,499	147	(95)	8,551
Cost of products sold	—	4,569	72	(97)	4,544
Selling, general and administrative expenses	20	1,380	81	(1)	1,480
Amortization expense	—	25	—	—	25
Asset impairment and exit charges	—	24	14	—	38
Trademark impairment charges	—	6	—	—	6
Goodwill impairment charge	—	26	—	—	26

Operating income (loss)	(20)	2,469	(20)	3	2,432
Interest and debt expense	223	127	1	(119)	232
Interest income	(119)	(4)	(8)	119	(12)
Other expense (income), net	2	(39)	1	43	7

Income (loss) before income taxes	(126)	2,385	(14)	(40)	2,205
Provision for (benefit from) income taxes	(42)	919	(10)	1	868
Equity income (loss) from subsidiaries	1,205	(68)	—	(1,137)	—

Income (loss) from continuing operations	1,121	1,398	(4)	(1,178)	1,337
Losses from discontinued operations, net of tax	—	(142)	(74)	—	(216)

Net income (loss)	$1,121	$1,256	$(78)	$(1,178)	$1,121

For the Year Ended December 31, 2009
Net sales	$—	$7,985	$162	$(132)	$8,015
Net sales, related party	—	404	—	—	404

Net Sales	—	8,389	162	(132)	8,419
Cost of products sold	—	4,544	76	(132)	4,488
Selling, general and administrative expenses	20	1,425	72	—	1,517
Amortization expense	—	28	—	—	28
Restructuring charge	—	56	—	—	56
Trademark impairment charges	—	567	—	—	567

Operating income (loss)	(20)	1,769	14	—	1,763
Interest and debt expense	242	123	1	(115)	251
Interest income	(115)	(9)	(10)	115	(19)
Other expense (income), net	(4)	(30)	—	43	9

Income (loss) before income taxes	(143)	1,685	23	(43)	1,522
Provision for (benefit from) income taxes	(49)	616	—	—	567
Equity income from subsidiaries	1,049	26	—	(1,075)	—

Net income	$955	$1,095	$23	$(1,118)	$955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2011
Cash flows from (used in) operating activities	$641	$1,571	$(3)	$(789)	$1,420

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	2	—	—	2
Capital expenditures	—	(190)	—	—	(190)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	1,040	—	—	(1,040)	—
Other, net	40	58	—	(84)	14

Net cash flows from (used in) investing activities	1,159	(7)	32	(1,124)	60

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,212)	(740)	(6)	746	(1,212)
Repurchase of common stock	(282)	—	—	—	(282)
Repayments of long-term debt	(400)	—	—	—	(400)
Proceeds from termination of interest rate swaps	185	1	—	—	186
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(1,040)	—	1,040	—
Other, net	(47)	(40)	(3)	84	(6)

Net cash flows used in financing activities	(1,799)	(1,819)	(9)	1,913	(1,714)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Net change in cash and cash equivalents	1	(255)	15	—	(239)
Cash and cash equivalents at beginning of year	327	1,616	252	—	2,195

Cash and cash equivalents at end of year	$328	$1,361	$267	$—	$1,956

For the Year Ended December 31, 2010
Cash flows from operating activities	$442	$1,153	$13	$(343)	$1,265

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	4	—	—	4
Proceeds from settlement of long-term investments	—	13	—	—	13
Capital expenditures	—	(171)	(3)	—	(174)
Proceeds from termination of joint venture	—	—	28	—	28
Return of intercompany investments	897	—	—	(897)	—
Contributions to intercompany investments	—	(75)	—	75	—
Other, net	40	26	—	(63)	3

Net cash flows from (used in) investing activities	937	(203)	25	(885)	(126)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,049)	(300)	—	300	(1,049)
Repurchase of common stock	(5)	—	—	—	(5)
Repayments of long-term debt	(300)	—	—	—	(300)
Dividends paid on preferred stock	(43)	—	—	43	—
Receipt of equity	—	—	75	(75)	—
Distribution of equity	—	(897)	—	897	—
Other, net	(16)	(40)	(2)	63	5

Net cash flows from (used in) financing activities	(1,413)	(1,237)	73	1,228	(1,349)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)

Net cash flow related to discontinued operations, net of tax	—	(233)	(74)	—	(307)

Net change in cash and cash equivalents	(34)	(520)	26	—	(528)
Cash and cash equivalents at beginning of year	361	2,136	226	—	2,723

Cash and cash equivalents at end of year	$327	$1,616	$252	$—	$2,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2009
Cash flows from operating activities	$678	$1,630	$29	$(883)	$1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	18	—	—	19
Proceeds from settlement of long-term investments	—	6	—	—	6
Capital expenditures	—	(137)	(4)	—	(141)
Acquisition, net of cash acquired	—	—	(43)	—	(43)
Proceeds from termination of joint venture	—	—	24	—	24
Return of intercompany investments	610	—	—	(610)	—
Other, net	40	29	—	(57)	12

Net cash flows from (used in) investing activities	651	(84)	(23)	(667)	(123)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(840)	—	840	(991)
Repurchase of common stock	(5)	—	—	—	(5)
Repayments of long-term debt	(189)	(11)	—	—	(200)
Dividends paid on preferred stock	(43)	—	—	43	—
Distribution of equity	—	(610)	—	610	—
Other, net	(12)	(40)	(1)	57	4

Net cash flows used in financing activities	(1,240)	(1,501)	(1)	1,550	(1,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	89	45	11	—	145
Cash and cash equivalents at beginning of year	272	2,091	215	—	2,578

Cash and cash equivalents at end of year	$361	$2,136	$226	$—	$2,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$1,361	$267	$—	$1,956
Accounts receivable	—	77	24	—	101
Accounts receivable, related party	—	67	—	—	67
Other receivables	95	50	39	(138)	46
Inventories	—	929	38	—	967
Deferred income taxes, net	—	952	1	(8)	945
Prepaid expenses and other	19	200	7	(1)	225

Total current assets	442	3,636	376	(147)	4,307
Property, plant and equipment, net	5	1,061	3	1	1,070
Trademarks and other intangible assets, net	—	2,553	49	—	2,602
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,960	1,325	—	(3,285)	—
Investment in subsidiaries	9,139	463	—	(9,602)	—
Other assets and deferred charges	68	171	71	(45)	265

Total assets	$11,614	$17,208	$510	$(13,078)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$107	$6	$—	$113
Tobacco settlement accruals	—	2,530	—	—	2,530
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	457
Other current liabilities	421	827	31	(147)	1,132

Total current liabilities	820	3,566	37	(147)	4,276
Intercompany notes and interest payable	1,325	1,960	—	(3,285)	—
Long-term debt (less current maturities)	3,145	61	—	—	3,206
Deferred income taxes, net	—	553	3	(45)	511
Long-term retirement benefits (less current portion)	48	1,699	12	—	1,759
Other noncurrent liabilities	25	224	2	—	251
Shareholders’ equity	6,251	9,145	456	(9,601)	6,251

Total liabilities and shareholders’ equity	$11,614	$17,208	$510	$(13,078)	$16,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$1,616	$252	$—	$2,195
Accounts receivable	—	103	15	—	118
Accounts receivable, related party	—	48	—	—	48
Other receivables	80	161	35	(232)	44
Inventories	—	1,022	34	(1)	1,055
Deferred income taxes, net	10	934	2	—	946
Prepaid expenses and other	38	155	4	(2)	195
Assets held for sale	—	201	—	—	201

Total current assets	455	4,240	342	(235)	4,802
Property, plant and equipment, net	6	991	4	1	1,002
Trademarks and other intangible assets, net	—	2,625	50	—	2,675
Goodwill	—	7,991	19	—	8,010
Long-term intercompany notes	2,000	1,366	—	(3,366)	—
Investment in subsidiaries	9,696	462	—	(10,158)	—
Other assets and deferred charges	267	242	100	(20)	589

Total assets	$12,424	$17,917	$515	$(13,778)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$175	$4	$—	$179
Tobacco settlement accruals	—	2,589	—	—	2,589
Due to related party	—	4	—	—	4
Deferred revenue, related party	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	400
Other current liabilities	489	855	37	(234)	1,147

Total current liabilities	889	3,676	41	(234)	4,372
Intercompany notes and interest payable	1,366	2,000	—	(3,366)	—
Long-term debt (less current maturities)	3,580	121	—	—	3,701
Deferred income taxes, net	—	535	3	(20)	518
Long-term retirement benefits (less current portion)	34	1,622	12	—	1,668
Other noncurrent liabilities	45	262	2	—	309
Shareholders’ equity	6,510	9,701	457	(10,158)	6,510

Total liabilities and shareholders’ equity	$12,424	$17,917	$515	$(13,778)	$17,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — RJR Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RJR’s $58 million unsecured notes. See note 12 for additional information relating to these notes. RAI and certain of its direct or indirect, wholly owned subsidiaries, have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent Guarantor; RJR, the issuer of the debt securities; RJR Tobacco, and certain of RJR’s other subsidiaries, the other Guarantors; other subsidiaries of RAI and RJR, including SFNTC and American Snuff Co. that are not Guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2011
Net sales	$—	$—	$6,908	$1,204	$(50)	$8,062
Net sales, related party	—	—	478	1	—	479

Net Sales	—	—	7,386	1,205	(50)	8,541
Cost of products sold	—	—	4,133	381	(50)	4,464
Selling, general and administrative expenses	129	(7)	1,164	320	—	1,606
Amortization expense	—	—	22	2	—	24
Trademark impairment charges	—	—	43	5	—	48

Operating income (loss)	(129)	7	2,024	497	—	2,399
Interest and debt expense	213	8	—	162	(162)	221
Interest income	(118)	(5)	(44)	(6)	162	(11)
Other expense (income), net	8	(45)	—	(3)	43	3

Income (loss) before income taxes	(232)	49	2,068	344	(43)	2,186
Provision for (benefit from) income taxes	(89)	1	752	116	—	780
Equity income from subsidiaries	1,549	1,344	28	—	(2,921)	—

Net income	$1,406	$1,392	$1,344	$228	$(2,964)	$1,406

For the Year Ended December 31, 2010
Net sales	$—	$—	$7,093	$1,230	$(153)	$8,170
Net sales, related party	—	—	371	10	—	381

Net Sales	—	—	7,464	1,240	(153)	8,551
Cost of products sold	—	—	4,264	435	(155)	4,544
Selling, general and administrative expenses	20	(2)	1,124	339	(1)	1,480
Amortization expense	—	—	24	1	—	25
Asset impairment and exit charges	—	—	24	14	—	38
Trademark impairment charges	—	—	—	6	—	6
Goodwill impairment charge	—	—	—	26	—	26

Operating income (loss)	(20)	2	2,028	419	3	2,432
Interest and debt expense	223	8	—	166	(165)	232
Interest income	(119)	(5)	(45)	(8)	165	(12)
Other expense (income), net	2	(43)	8	(3)	43	7

Income (loss) before income taxes	(126)	42	2,065	264	(40)	2,205
Provision for (benefit from) income taxes	(42)	(2)	814	97	1	868
Equity income from subsidiaries	1,205	951	5	—	(2,161)	—

Income from continuing operations	1,121	995	1,256	167	(2,202)	1,337
Gains (losses) from discontinued operations, net of tax	—	88	(230)	(74)	—	(216)

Net income	$1,121	$1,083	$1,026	$93	$(2,202)	$1,121

For the Year Ended December 31, 2009
Net sales	$—	$—	$7,078	$1,139	$(202)	$8,015
Net sales, related party	—	—	396	8	—	404

Net Sales	—	—	7,474	1,147	(202)	8,419
Cost of products sold	—	—	4,297	393	(202)	4,488
Selling, general and administrative expenses	20	4	1,183	310	—	1,517
Amortization expense	—	—	27	1	—	28
Restructuring charge	—	—	56	—	—	56
Trademark impairment charges	—	—	491	76	—	567

Operating income (loss)	(20)	(4)	1,420	367	—	1,763
Interest and debt expense	242	8	1	171	(171)	251
Interest income	(115)	(8)	(56)	(11)	171	(19)
Other expense (income), net	(4)	(31)	2	(1)	43	9

Income (loss) before income taxes	(143)	27	1,473	208	(43)	1,522
Provision for (benefit from) income taxes	(49)	(5)	562	59	—	567
Equity income from subsidiaries	1,049	939	26	—	(2,014)	—

Net income	$955	$971	$937	$149	$(2,057)	$955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2011
Cash flows from operating activities	$641	$1,319	$1,195	$313	$(2,048)	$1,420

Cash flows from (used in) investing activities:
Proceeds from settlement of long-term investments	—	—	2	—	—	2
Capital expenditures	—	—	(55)	(135)	—	(190)
Net proceeds from sale of business	79	—	123	—	—	202
Proceeds from termination of joint venture	—	—	—	32	—	32
Return of intercompany investments	1,040	340	—	—	(1,380)	—
Other, net	40	20	91	—	(137)	14

Net cash flows from (used in) investing activities	1,159	360	161	(103)	(1,517)	60

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,212)	(740)	(1,265)	—	2,005	(1,212)
Repurchase of common stock	(282)	—	—	—	—	(282)
Repayment of long-term debt	(400)	—	—	—	—	(400)
Proceeds from termination of interest rate swaps	185	1	—	—	—	186
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(910)	(340)	(130)	1,380	—
Other, net	(47)	(36)	—	(60)	137	(6)

Net cash flows used in financing activities	(1,799)	(1,685)	(1,605)	(190)	3,565	(1,714)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)

Net change in cash and cash equivalents	1	(6)	(249)	15	—	(239)
Cash and cash equivalents at beginning of year	327	14	1,506	348	—	2,195

Cash and cash equivalents at end of year	$328	$8	$1,257	$363	$—	$1,956

For the Year Ended December 31, 2010
Cash flows from operating activities	$442	$445	$947	$179	$(748)	$1,265

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	—	1	2	1	—	4
Proceeds from settlement of long-term investments	—	—	13	—	—	13
Capital expenditures	—	—	(52)	(123)	1	(174)
Proceeds from termination of joint venture	—	—	—	28	—	28
Return on intercompany investments	897	795	—	—	(1,692)	—
Contributions to intercompany investments	—	(75)	—	—	75	—
Other, net	40	23	25	1	(86)	3

Net cash flows from (used in) investing activities	937	744	(12)	(93)	(1,702)	(126)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(1,049)	(300)	(405)	—	705	(1,049)
Repurchase of common stock	(5)	—	—	—	—	(5)
Repayment of long-term debt	(300)	—	—	—	—	(300)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Receipt of equity	—	—	—	75	(75)	—
Distribution of equity	—	(897)	(795)	—	1,692	—
Other, net	(16)	1	—	(65)	85	5

Net cash flows from (used in) financing activities	(1,413)	(1,196)	(1,200)	10	2,450	(1,349)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11)	—	(11)

Net cash flows related to discontinued operations, net of tax benefit	—	(3)	(230)	(74)	—	(307)

Net change in cash and cash equivalents	(34)	(10)	(495)	11	—	(528)
Cash and cash equivalents at beginning of year	361	24	2,001	337	—	2,723

Cash and cash equivalents at end of year	$327	$14	$1,506	$348	$—	$2,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2009
Cash flows from operating activities	$678	$1,464	$1,394	$161	$(2,243)	$1,454

Cash flows from (used in) investing activities:
Proceeds from settlement of short-term investments	1	5	12	1	—	19
Proceeds from settlement of long-term investments	—	—	6	—	—	6
Capital expenditures	—	—	(55)	(86)	—	(141)
Acquisition, net of cash acquired	—	—	—	(43)	—	(43)
Proceeds from termination of joint venture	—	—	—	24	—	24
Return of intercompany investments	610	—	—	—	(610)	—
Other, net	40	9	27	—	(64)	12

Net cash flows from (used in) investing activities	651	14	(10)	(104)	(674)	(123)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(991)	(840)	(1,360)	—	2,200	(991)
Repurchase of common stock	(5)	—	—	—	—	(5)
Repayment of long-term debt	(189)	(11)	—	—	—	(200)
Dividends paid on preferred stock	(43)	—	—	—	43	—
Distribution of equity	—	(610)	—	—	610	—
Other, net	(12)	1	—	(49)	64	4

Net cash flows used in financing activities	(1,240)	(1,460)	(1,360)	(49)	2,917	(1,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net change in cash and cash equivalents	89	18	24	14	—	145
Cash and cash equivalents at beginning of year	272	6	1,977	323	—	2,578

Cash and cash equivalents at end of year	$361	$24	$2,001	$337	$—	$2,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$8	$1,257	$363	$—	$1,956
Accounts receivable	—	—	62	39	—	101
Accounts receivable, related party	—	—	67	—	—	67
Other receivables	95	38	145	110	(342)	46
Inventories	—	—	480	487	—	967
Deferred income taxes, net	—	1	907	45	(8)	945
Prepaid expenses and other	19	—	178	28	—	225

Total current assets	442	47	3,096	1,072	(350)	4,307
Property, plant and equipment, net	5	—	652	412	1	1,070
Trademarks and other intangible assets, net	—	—	1,251	1,351	—	2,602
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	1,960	157	1,325	—	(3,442)	—
Investment in subsidiaries	9,139	7,076	456	—	(16,671)	—
Other assets and deferred charges	68	24	157	72	(56)	265

Total assets	$11,614	$7,304	$12,240	$5,614	$(20,518)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$87	$26	$—	$113
Tobacco settlement accruals	—	—	2,461	69	—	2,530
Due to related party	—	—	2	—	—	2
Deferred revenue, related party	—	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	—	457
Other current liabilities	421	100	711	250	(350)	1,132

Total current liabilities	820	158	3,303	345	(350)	4,276
Intercompany notes and interest payable	1,325	—	—	2,117	(3,442)	—
Long-term debt (less current maturities)	3,145	61	—	—	—	3,206
Deferred income taxes, net	—	—	60	507	(56)	511
Long-term retirement benefits (less current portion)	48	24	1,579	108	—	1,759
Other noncurrent liabilities	25	1	222	3	—	251
Shareholders’ equity	6,251	7,060	7,076	2,534	(16,670)	6,251

Total liabilities and shareholders’ equity	$11,614	$7,304	$12,240	$5,614	$(20,518)	$16,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2010
Assets
Cash and cash equivalents	$327	$14	$1,506	$348	$—	$2,195
Accounts receivable	—	—	50	68	—	118
Accounts receivable, related party	—	—	48	—	—	48
Other receivables	80	33	225	90	(384)	44
Inventories	—	—	600	456	(1)	1,055
Deferred income taxes, net	10	1	892	43	—	946
Prepaid expenses and other	38	—	130	30	(3)	195
Assets held for sale	—	—	20	181	—	201

Total current assets	455	48	3,471	1,216	(388)	4,802
Property, plant and equipment, net	6	—	689	306	1	1,002
Trademarks and other intangible assets, net	—	—	1,316	1,359	—	2,675
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	2,000	174	1,366	—	(3,540)	—
Investment in subsidiaries	9,696	7,611	435	—	(17,742)	—
Other assets and deferred charges	267	56	194	101	(29)	589

Total assets	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$103	$76	$—	$179
Tobacco settlement accruals	—	—	2,532	57	—	2,589
Due to related party	—	—	4	—	—	4
Deferred revenue, related party	—	—	53	—	—	53
Current maturities of long-term debt	400	—	—	—	—	400
Other current liabilities	489	138	652	255	(387)	1,147

Total current liabilities	889	138	3,344	388	(387)	4,372
Intercompany notes and interest payable	1,366	—	—	2,174	(3,540)	—
Long-term debt (less current maturities)	3,580	121	—	—	—	3,701
Deferred income taxes, net	—	—	76	471	(29)	518
Long-term retirement benefits (less current portion)	34	25	1,496	113	—	1,668
Other noncurrent liabilities	45	12	247	5	—	309
Shareholders’ equity	6,510	7,593	7,611	2,538	(17,742)	6,510

Total liabilities and shareholders’ equity	$12,424	$7,889	$12,774	$5,689	$(21,698)	$17,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	(2)	(3)	(4)	(5)
2011 (1)

Net sales	$1,991	$2,267	$2,200	$2,083
Gross profit	956	1,074	1,075	972
Net income	381	327	394	304

Per share data(10) :
Basic:
Net income	0.65	0.56	0.68	0.52
Diluted:
Net income	0.65	0.56	0.67	0.52

2010 (1)	(6)	(7)	(8)	(9)

Net sales	$1,986	$2,245	$2,239	$2,081
Gross profit	929	1,075	1,068	935
Net income	100	359	400	262

Per share data(10) :
Basic:
Income from continuing operations	0.54	0.62	0.69	0.45
Loss on discontinued operations, net of tax	(0.37)	—	—	—
Net income	0.17	0.62	0.69	0.45
Diluted:
Income from continuing operations	0.54	0.61	0.68	0.45
Loss on discontinued operations, net of tax	(0.37)	—	—	—
Net income	0.17	0.61	0.68	0.45

(1)	As revised for the change in the method of recognizing pension expense. See note 1 for a discussion of the change and the impacts of the change for the year ended December 31, 2010.

(2)

For the quarter ended March 31, 2011, the retrospective change in recognizing pension expense increased gross profit by $26 million, net income by $28 million and earnings per share, basic and diluted by $0.04 and $0.05, respectively.

(3)

For the quarter ended June 30, 2011, the retrospective change in recognizing pension expense increased gross profit by $22 million, net income by $23 million and earnings per share, basic and diluted by $0.04.

(4)

For the quarter ended September 30, 2011, the retrospective change in recognizing pension expense increased gross profit by $23 million, net income by $27 million and earnings per share, basic and diluted by $0.05 and $0.04, respectively.

(5)	For the quarter ended December 31, 2011, includes $145 million of pension expense as a result of MTM adjustments. Fourth quarter of 2011 net income includes a $48 million trademark impairment charge.

(6)

For the quarter ended March 31, 2010, the retrospective change in recognizing pension expense increased gross profit by $13 million, net income by $18 million, earnings per share, basic and diluted by $0.03.

(7)

For the quarter ended June 30, 2010, the retrospective change in recognizing pension expense increased gross profit by $13 million, net income by $18 million and earnings per share, basic and diluted by $0.04 and $0.03, respectively. Second quarter of 2010 net income includes $38 million of asset impairment and exit charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)

For the quarter ended September 30, 2010, the retrospective change in recognizing pension expense increased gross profit by $13 million, net income by $19 million and earnings per share, basic and diluted by $0.04 and $0.03, respectively.

(9)

For the quarter ended December 31, 2010, the retrospective change in recognizing pension expense decreased gross profit by $39 million, net income by $47 million and earnings per share, basic and diluted by $0.08. Fourth quarter of 2010 net income includes a $6 million trademark impairment charge and a $26 million goodwill impairment charge.

(10)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

Note 22 — Subsequent Event

During the first quarter of 2012, RAI announced that it has begun a comprehensive analysis of programs, activities and organizational structures within RAI and certain operating companies. This review is expected to be completed by the end of the first quarter, with the objective to reduce overall cost structures. Upon completion of the analysis, any resulting charges related to severance or other exit activities will be recognized, as appropriate.

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

Item 10 is incorporated by reference to the following sections of RAI’s definitive Proxy Statement to be filed with the SEC on or about March 23, 2012, referred to as the Proxy Statement: “The Board of Directors — Item 1: Election of Directors;” “The Board of Directors — Biographies of Board Members;” “The Board of Directors — Governance Agreement;” “The Board of Directors — Committees and Meetings of the Board of Directors — Audit and Finance Committee;” “The Board of Directors — Code of Conduct;” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.” For information regarding the executive officers and certain significant employees of RAI, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 1 of Part I of this report.

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

Item 12 is incorporated by reference to the following sections of the Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Principal Shareholders;” “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership of Management;” and “The Board of Directors—Governance Agreement.” For information regarding securities authorized for issuance under equity compensation plans, see note 15 to consolidated financial statements in Item 8 of Part II to this report.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (b) below.

(b)	Exhibit Numbers 10.25 through 10.54 below are management contracts, compensatory plans or arrangements. The following exhibits are filed or furnished, as the case may be, as part of this report:

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 1 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc. (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 8, 2011).

3.4	Amended and Restated Bylaws of Reynolds American Inc., dated December 4, 2008 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K dated December 4, 2008).

4.1	Rights Agreement, between Reynolds American Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 3 to Reynolds American Inc.’s Form 8-A filed July 29, 2004).

4.2	Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to RJR Nabisco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).

4.3	First Supplemental Indenture and Waiver, dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-A filed May 19, 1999).

Exhibit Number
4.4	Indenture, dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 15, 2002).

4.5	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

4.6	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., RJR Packaging, LLC, BWT Brands, Inc. and The Bank of New York, as Trustee, to the Indenture dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

4.7	Third Supplemental Indenture, dated May 31, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc., as guarantors, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

4.8	Fourth Supplemental Indenture, dated June 20, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc., as guarantors, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to Reynolds American Inc.’s Form 8-K dated June 20, 2006).

4.9	Fifth Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., Reynolds American Inc. and certain subsidiaries of R.J. Reynolds Tobacco Holdings, Inc., as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, as amended (incorporated by reference to Exhibit 4.2 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

4.10	Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated May 31, 2006).

4.11	First Supplemental Indenture, dated September 30, 2006, to Indenture, dated May 31, 2006, among Reynolds American Inc. and certain of its subsidiaries as guarantors, and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Reynolds American Inc.’s Form 8-K dated September 30, 2006).

4.12	Second Supplemental Indenture, dated February 6, 2009, to Indenture, dated May 31, 2006, as supplemented by the First Supplemental Indenture, dated September 30, 2006, among Reynolds American Inc. and certain of its subsidiaries, as guarantors, and The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.21 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

Exhibit Number
4.13	In accordance with Item 601(b)(4)(iii) of Regulation S-K, Reynolds American Inc. agrees to furnish to the SEC, upon request, a copy of each instrument that defines the rights of holders of such long-term debt not filed or incorporated by reference as an exhibit to this Annual Report on Form 10-K.

10.1	Credit Agreement, dated as of July 29, 2011, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

10.2	Subsidiary Guarantee Agreement, dated as of July 29, 2011, among certain subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated July 29, 2011).

10.3	Formation Agreement, dated as of July 30, 2004, among Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.), Brown & Williamson U.S.A., Inc. (n/k/a R.J. Reynolds Tobacco Company) and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.4	Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.5	Amendment No. 1, dated as of November 18, 2004, to the Governance Agreement, dated as of July 30, 2004, among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 18, 2004).

10.6	Amendment No. 2, dated April 29, 2008, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c., Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 29, 2008).

10.7	Amendment No. 3, dated November 11, 2011, to the Governance Agreement, dated as of July 30, 2004, as amended, by and among British American Tobacco p.l.c, Brown & Williamson Holdings, Inc. and Reynolds American Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.8	Non-Competition Agreement, dated as of July 30, 2004, between Reynolds American Inc. and British American Tobacco p.l.c. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.9	Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R.J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.5 to Reynolds American Inc.’s Form 8-K dated July 30, 2004).

10.10	Amendment, effective January 2, 2007, to Contract Manufacturing Agreement, dated as of July 30, 2004, by and between R.J. Reynolds Tobacco Company and B.A.T. (U.K. & Export) Limited (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.11	American-blend Cigarette Manufacturing Agreement, dated May 26, 2010, by and between R.J. Reynolds Tobacco Company and BATUS Japan, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated June 2, 2010).

Exhibit Number
10.12	Share Repurchase Agreement, dated November 11, 2011, by and between Reynolds American Inc. and Brown & Williamson Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated November 14, 2011).

10.13	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R.J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated May 12, 1999).

10.14	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated August 25, 1997).

10.15	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated January 16, 1998).

10.16	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.17	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.18	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

10.19	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.20	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.21	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

10.22	Master Settlement Agreement, referred to as the MSA, dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to R.J. Reynolds Tobacco Holdings, Inc.’s Form 8-K dated November 23, 1998).

Exhibit Number
10.23	Comprehensive Agreement, dated as of April 13, 2010, among R.J. Reynolds Tobacco Company and Her Majesty the Queen in Right of Canada and the Provinces and Territories listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.24	Agreed Statement of Facts, dated as of April 13, 2010, between Her Majesty the Queen and Northern Brands International, Inc. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated April 16, 2010).

10.25	Amended and Restated Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 1, 2005).

10.26	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2012.

10.27	Equity Incentive Award Plan for Directors of Reynolds American Inc., referred to as the EIAP (Amended and Restated Effective February 2, 2012).

10.28	Form of Deferred Stock Unit Agreement between Reynolds American Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.32 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.29	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to R.J. Reynolds Tobacco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

10.30	Deferred Compensation Plan for Directors of Reynolds American Inc. (Amended and Restated Effective November 30, 2007) (incorporated by reference to Exhibit 10.43 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.31	Amended and Restated (effective as of May 11, 2007) Reynolds American Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 2, 2007).

10.32	Form of Performance Unit Agreement (three-year vesting), dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.11 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).

10.33	Form of Performance Share Agreement (three-year vesting), dated March 2, 2009, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated March 2, 2009).

10.34	Form of Amendment No. 1 to the 2009 Performance Share Agreement (three-year vesting), dated March 22, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).

10.35	Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of Reynolds American Inc.’s definitive Proxy Statement on Schedule 14A filed on March 23, 2009).

10.36	Form of Performance Share Agreement (three-year vesting), dated March 1, 2010, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed April 29, 2010).

Exhibit Number
10.37	Form of Performance Share Agreement (three-year vesting), dated March 1, 2011, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed April 29, 2011).

10.38	Form of Restricted Stock Agreement, dated March 6, 2008, between Reynolds American Inc. and the grantee named therein (incorporated by reference to Exhibit 10.13 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).

10.39	Offer of Employment Letter, dated July 29, 2004, by Reynolds American Inc. and Susan M. Ivey, accepted by Ms. Ivey on July 30, 2004 (incorporated by reference to Exhibit 10.22 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 5, 2004).

10.40	Letter Agreement, dated December 19, 2007, regarding Severance Benefits and Change of Control Protections and amending July 29, 2004, offer of employment letter, between Reynolds American Inc. and Susan M. Ivey (incorporated by reference to Exhibit 10.57 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.41	Offer of Employment Letter, dated December 4, 2006, between R.J. Reynolds Tobacco Company and Daniel M. Delen (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 4, 2007).

10.42	May 24, 1999, July 21, 1999, and June 16, 2000, Letter Agreements between R.J. Reynolds Tobacco Company and Thomas R. Adams (incorporated by reference to Exhibit 10.64 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.43	Form of Amended Letter Agreement regarding Severance Benefits and Change of Control Protections between Reynolds American Inc. and the officer named therein (incorporated by reference to Exhibit 10.67 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed February 27, 2008).

10.44	Reynolds American Inc. Executive Severance Plan, as amended and restated effective August 1, 2009 (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated July 21, 2009).

10.45	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to RJR Nabisco Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

10.46	Amendment No. 1 to Retention Trust Agreement, dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A., dated October 1, 2006 (incorporated by reference to Exhibit 10.56 to Reynolds American Inc.’s S-4 filed October 3, 2006).

10.47	Amendment No. 2 to Retention Trust Agreement, dated May 13, 1998, as amended, by and between R.J. Reynolds Tobacco Holdings, Inc., as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.66 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.48	Supplemental Pension Plan for Executives of Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) (as amended and restated through January 1, 2012).

Exhibit Number
10.49	Form of Reynolds American Inc. Trust Agreement, by and among the executive officer named therein, J.P. Morgan Trust Company of Delaware, the trustee, as successor to United States Trust Company, N.A., and Reynolds American Inc., as administrative agent for the executive (incorporated by reference to Exhibit 10.65 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 23, 2009).

10.50	Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (as amended through July 29, 2004, by Amendment Nos. 1 and 2) (incorporated by reference to Exhibit 10.69 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.51	Amendment No. 3, entered into as of December 31, 2004, to the Brown & Williamson Tobacco Corporation (n/k/a Brown & Williamson Holdings, Inc.) Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.70 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 9, 2005).

10.52	Amendment No. 4, entered into as of April 20, 2005, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.71 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.53	Amendment No. 5, entered into as of December 29, 2006, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees (incorporated by reference to Exhibit 10.72 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed February 27, 2007).

10.54	Amendment No. 6, entered into as of December 19, 2011, to the Brown & Williamson Tobacco Corporation Health Care Plan for Salaried Employees.

10.55	Supply Agreement, dated May 2, 2005, by and between R.J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

10.56	First Amendment to Supply Agreement, dated September 16, 2005, by and between R.J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 3, 2005).

10.57	Second Amendment to Supply Agreement, effective December 31, 2008, between R.J. Reynolds Tobacco Company and Alcan Packaging Food and Tobacco Inc. (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated December 31, 2008).

10.58	Supply Agreement, dated May 2, 2005, by and between R.J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

10.59	Letter, dated January 28, 2008, between R.J. Reynolds Tobacco Company and Alcoa Flexible Packaging, LLC regarding the May 2, 2005 Supply Agreement between the parties (incorporated by reference to Exhibit 10.6 to Reynolds American Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 2, 2008).

10.60	Supply Agreement, dated May 2, 2005, by and between R.J. Reynolds Tobacco Company and Mundet Inc. (incorporated by reference to Exhibit 10.3 to Reynolds American Inc.’s Form 8-K dated May 2, 2005).

Exhibit Number
10.61	Valuation Payment Settlement Agreement, dated February 20, 2008, by and between R.J. Reynolds Tobacco C.V. and Gallaher Limited (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

10.62	Guarantee of JT International Holding B.V., dated February 20, 2008, in favor of R.J. Reynolds Tobacco C.V. (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K dated February 20, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2011.

18.1	Letter on Change in Accounting Principles.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.2	Certification of Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any given registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: February 15, 2012	By:	/S/ DANIEL M. DELEN
Daniel M. Delen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DANIEL M. DELEN Daniel M. Delen	President, Chief Executive Officer and Director (principal executive officer)	February 15, 2012

/S/ THOMAS R. ADAMS Thomas R. Adams	Executive Vice President and Chief Financial Officer (principal financial officer)	February 15, 2012

/S/ FREDERICK W. SMOTHERS Frederick W. Smothers	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 15, 2012

/S/ THOMAS C. WAJNERT Thomas C. Wajnert	Chairman of the Board and Director	February 15, 2012

/S/ JOHN P. DALY John P. Daly	Director	February 15, 2012

/S/ MARTIN D. FEINSTEIN Martin D. Feinstein	Director	February 15, 2012

/S/ LUC JOBIN Luc Jobin	Director	February 15, 2012

/S/ H. RICHARD KAHLER H. Richard Kahler	Director	February 15, 2012

/S/ HOLLY K. KOEPPEL Holly K. Koeppel	Director	February 15, 2012

/S/ NANA MENSAH Nana Mensah	Director	February 15, 2012

Signature	Title	Date

/S/ LIONEL L. NOWELL III Lionel L. Nowell III	Director	February 15, 2012

/S/ H.G.L. POWELL H.G.L. Powell	Director	February 15, 2012

/S/ RICHARD E. THORNBURGH Richard E. Thornburgh	Director	February 15, 2012

/S/ NEIL R. WITHINGTON Neil R. Withington	Director	February 15, 2012

/S/ JOHN J. ZILLMER John J. Zillmer	Director	February 15, 2012