Form 10-Q
period 2012-03-31
REYNOLDS AMERICAN INC
filed 2012-04-26
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 571,515,102 shares of common stock, par value $.0001 per share, as of April 9, 2012.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net sales(1)	$1,856	$1,887
Net sales, related party	77	104

Net sales	1,933	1,991
Costs and expenses:
Cost of products sold(1)	994	1,035
Selling, general and administrative expenses	298	327
Amortization expense	6	6
Restructuring charge	149	—

Operating income	486	623
Interest and debt expense	56	55
Interest income	(2)	(3)
Other expense, net	3	—

Income before income taxes	429	571
Provision for income taxes	159	190

Net income	$270	$381

Basic income per share:
Net income	$0.47	$0.65

Diluted income per share:
Net income	$0.47	$0.65

Dividends declared per share	$0.56	$0.53

(1)	Excludes excise taxes of $923 million and $974 million for the three months ended March 31, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income	$270	$381
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) of 2012 — $49; 2011 — ($2)	74	(6)
Unrealized gain on long-term investments, net of tax expense of $1	2	—
Cumulative translation adjustment and other, net of tax expense of 2012 — $2; 2011 — $5	10	15

Comprehensive income	$356	$390

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from (used in) operating activities:
Net income	$270	$381
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	32	37
Restructuring charge, net of cash payments	133	—
Deferred income tax expense	28	55
Pension and postretirement	(16)	(18)
Tobacco settlement	563	578
Other, net	43	(105)

Net cash flows from operating activities	1,053	928

Cash flows from (used in) investing activities:
Capital expenditures	(27)	(44)
Net proceeds from sale of business	—	202
Other, net	1	1

Net cash flows (used in) from investing activities	(26)	159

Cash flows from (used in) financing activities:
Dividends paid on common stock	(323)	(285)
Repurchase of common stock	(300)	(6)
Excess tax benefit on stock-based compensation plans	33	—
Other, net	(3)	—

Net cash flows used in financing activities	(593)	(291)

Effect of exchange rate changes on cash and cash equivalents	6	8

Net change in cash and cash equivalents	440	804
Cash and cash equivalents at beginning of period	1,956	2,195

Cash and cash equivalents at end of period	$2,396	$2,999

Income taxes paid, net of refunds	$44	$23
Interest paid, net of capitalized interest (2011— $1)	$10	$10

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,396	$1,956
Accounts receivable	90	101
Accounts receivable, related party	47	67
Other receivables	48	46
Inventories	972	967
Deferred income taxes, net	939	945
Prepaid expenses and other	242	225

Total current assets	4,734	4,307
Property, plant and equipment, net of accumulated depreciation (2012 — $1,576; 2011 — $1,615)	1,063	1,070
Trademarks and other intangible assets, net of accumulated amortization (2012 — $702; 2011 — $696)	2,598	2,602
Goodwill	8,010	8,010
Other assets and deferred charges	267	265

	$16,672	$16,254

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$151	$113
Tobacco settlement accruals	3,095	2,530
Due to related party	—	2
Deferred revenue, related party	29	42
Current maturities of long-term debt	453	457
Other current liabilities	1,172	1,132

Total current liabilities	4,900	4,276
Long-term debt (less current maturities)	3,200	3,206
Deferred income taxes, net	586	511
Long-term retirement benefits (less current portion)	1,658	1,759
Other noncurrent liabilities	300	251
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2012 — 571,515,102; 2011 — 576,135,199)	—	—
Paid-in capital	8,037	8,293
Accumulated deficit	(1,713)	(1,660)
Accumulated other comprehensive loss (defined benefit pension and postretirement plans: 2012 — $(256); 2011 — $(330), net of tax)	(296)	(382)

Total shareholders’ equity	6,028	6,251

	$16,672	$16,254

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale, Lane, Limited, referred to as Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

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

RAI’s operating subsidiaries primarily conduct their businesses in the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RAI’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications were made to conform prior years’ financial statements to the current presentation. Prior year results have been adjusted to reflect the change in method of recognizing actuarial gains and losses for pension and postretirement benefits. All dollar amounts, other than per share amounts, are presented in millions, except for amounts set forth in note 9 and as otherwise noted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cost of Products Sold

Cost of products sold, which includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout; and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA, were as follows:

	00000	00000
	For The Three Months Ended March 31,
	2012	2011
State Settlement Agreements	$557	$575
Federal tobacco quota buyout	56	60
FDA user fee	30	30

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

Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market, referred to as MTM, adjustment, to the extent such gains and losses are in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31 or when the plans are remeasured during an interim period.

The components of the pension benefits and the postretirement benefits are set forth below:

	000000	000000	000000	000000
	For the Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$6	$7	$1	$1
Interest cost	69	75	17	19
Expected return on plan assets	(89)	(94)	(3)	(6)
Amortization of prior service cost (credit)	1	1	(5)	(7)
Curtailment	4	—	—	—
Special termination benefits	34	—	—	—

Total benefit cost (credit)	$25	$(11)	$10	$7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A workforce reduction in 2012 due to changes in the organizational structure of RJR Tobacco, RAI and RAI Services Company met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The pension obligation and assets were re-measured and a $90 million favorable change in the funded status was recorded. The MTM adjustment was insignificant. In addition, the pension income for 2012 was revised to $15 million. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. Accordingly, the postretirement plans were not re-measured. See note 4 for additional information regarding the restructuring.

Employer Contributions

As disclosed in its financial statements for the year ended December 31, 2011, RAI expects to contribute up to $309 million to its pension plans in 2012, of which $3 million was contributed during the first three months of 2012.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, referred to as FASB, amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2012, and its adoption did not have a material impact on RAI’s results of operations, cash flows or financial position.

In June 2011, the FASB issued amended guidance which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. In December 2011, the FASB deferred the changes related to the presentation of reclassification adjustments. The adoption of the amendment did not have a material impact on RAI’s results of operations, cash flows or financial position.

In September 2011, the FASB issued amended guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the current two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance is effective for RAI for interim and annual reporting periods beginning January 1, 2012, and its adoption did not have a material impact on RAI’s results of operations, cash flows or financial position.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Financial assets carried at fair value in the condensed consolidated balance sheet (unaudited) as of March 31, 2012, were as follows:

	0000000	0000000	0000000	0000000
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,822	$—	$—	$1,822
Other assets and deferred charges:
Auction rate securities	—	—	65	65
Mortgage-backed security	—	—	12	12
Marketable equity security	5	—	—	5

Financial assets carried at fair value in the consolidated balance sheet as of December 31, 2011, were as follows:

	0000000	0000000	0000000	0000000
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,473	$—	$—	$1,473
Other assets and deferred charges:
Auction rate securities	—	—	63	63
Mortgage-backed security	—	—	12	12
Marketable equity security	5	—	—	5

There were no changes among the levels in the three months ended March 31, 2012, and year ended December 31, 2011.

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

Significantly all of the fair values of the auction rate securities, classified as Level 3, are linked to the longer-term credit risk of a diverse range of corporations, including, but not limited to, manufacturing, financial and insurance sectors. The fair value was determined by utilizing an income approach model, which was based upon the weighted average present value of future cash payments, given the probability of certain events occurring within the market. RAI considers the market for its auction rate securities to be inactive. The income approach model utilized

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

observable inputs, including LIBOR-based interest rate curves, corporate credit spreads and corporate ratings/market valuations. Additionally, unobservable factors incorporated into the model included default probability assumptions based on historical migration tables, various default recovery rates and how these factors changed as ratings on the underlying collateral migrated from one level to another. As related to the unobservable factors, substantial changes, relative to historical trends, of the levels of corporate defaults or default recovery rates would impact the fair value measurement of these securities. Maturity dates for the auction rate securities begin in 2017.

The fair value for the mortgage-backed security, classified as Level 3, utilized a market approach and was based upon the calculation of an overall weighted average valuation, derived from the actual, or modeled, market pricing of the specific collateral. The market approach utilized actual pricing inputs when observable and modeled pricing, based upon changes in observable market pricing, when unobservable. Substantial changes in the observable market pricing would directly impact the unobservable pricing and the fair value measurement of this security. RAI has deemed the market for its mortgage-backed security to be inactive. The maturity of the mortgage-backed security has been extended to March 2013, with the annual option to extend an additional year. Given the underlying collateral and RAI’s intent to continue to extend this security, it is classified as a noncurrent asset.

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of March 31, 2012.

Financial assets classified as Level 3 investments were as follows:

	$000000	$000000	$000000	$000000	$000000	$000000
	March 31, 2012			December 31, 2011
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(34)	$65	$99	$(36)	$63
Mortgage-backed security	25	(13)	12	25	(13)	12

	$124	$(47)	$77	$124	$(49)	$75

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

The changes in the Level 3 investments during the three months ended March 31, 2012, were as follows:

	00000	00000	00000
	Auction Rate Securities
	Cost	Gross Unrealized (Loss) Gain	Estimated Fair Value
Balance as of January 1, 2012	$99	$(36)	$63
Unrealized gain	—	2	2

Balance as of March 31, 2012	$99	$(34)	$65

	000000	000000	000000
	Mortgage-Backed Security
	Cost	Gross Unrealized (Loss)	Estimated Fair Value
Balance as of January 1, 2012	$25	$(13)	$12

Balance as of March 31, 2012	$25	$(13)	$12

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding long-term notes, in the aggregate, was $4.0 billion with an effective average annual interest rate of approximately 5.9%, as of March 31, 2012, and as of December 31, 2011. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swap agreements were entered into with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps and have a legal right of offset. At the same time, RAI and RJR terminated an interest rate swap agreement in the notional amount of $100 million with a maturity date of June 1, 2012. As a result of these actions, RAI and RJR have economically decreased the fixed rate on $1.6 billion of debt to a fixed rate of interest of approximately 4.0%.

During September 2011, RAI and RJR terminated the original and offsetting interest rate swap agreements, each with a notional amount of $1.5 billion and maturity dates ranging from June 1, 2012 to June 15, 2017. RAI and RJR received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt. As of March 31, 2012, RAI and RJR had no outstanding interest rate swaps.

The amortization of the gain upon termination of hedge accounting impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended March 31,
	2012	2011
Interest and debt expense	$(10)	$(12)

Note 3 — Intangible Assets

There was no change to the carrying amount of goodwill during the three months ended March 31, 2012.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2011	$4	$39	$11	$—	$—	$15	$39
Amortization	(1)	(4)	(1)	—	—	(2)	(4)

Balance as of March 31, 2012	$3	$35	$10	$—	$—	$13	$35

Indefinite-lived:
Balance as of December 31, 2011	$1,109	$99	$1,136	$155	$49	$2,400	$148
Foreign currency translation	—	—	—	—	2	—	2

Balance as of March 31, 2012	$1,109	$99	$1,136	$155	$51	$2,400	$150

Details of intangible assets as of March 31, 2012, were as follows:

	00000	00000	00000
	Gross	Accumulated Amortization	Net
Finite-lived:
Contract manufacturing agreements	$151	$116	$35
Trademarks	96	83	13
Indefinite-lived	3,053	503	2,550

	$3,300	$702	$2,598

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2012	$15
2013	16
2014	10
2015	1
2016	1
Thereafter	5

$48

Note 4 — Restructuring

On March 14, 2012, RAI announced that it and its subsidiaries, RJR Tobacco and RAI Services Company, had completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2014.

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $16 million had been paid as of March 31, 2012. Accordingly, in the condensed consolidated balance sheet (unaudited) as of March 31, 2012, $32 million was included in other current liabilities and $63 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(54)

Balance as of March 31, 2012	$95

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended March 31,
	2012	2011
Net income	$270	$381

Basic weighted average shares, in thousands	574,456	583,003
Effect of dilutive potential shares:
Stock units	3,083	2,644

Diluted weighted average shares, in thousands	577,539	585,647

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Inventories

The major components of inventories were as follows:

	March 31, 2012	December 31, 2011
Leaf tobacco	$858	$885
Other raw materials	46	44
Work in process	60	60
Finished products	170	139
Other	26	24

Total	1,160	1,152
Less LIFO allowance	188	185

	$972	$967

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months
	Ended March 31,
	2012	2011
Provision for income taxes from continuing operations	$159	$190
Effective tax rate	37.0%	33.3%

The effective tax rate for the first three months of 2012 was favorably impacted by a $2 million decrease in tax attributable to the reversal of tax reserves and interest related to state audit settlements. The effective tax rate for the first three months of 2011 was favorably impacted by a $22 million decrease in tax attributable to the reversal of tax reserves and interest on a state statute expiration. The effective tax rate includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Note 8 — Borrowing Arrangements

Credit Agreement

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

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of March 31, 2012, there were no borrowings, and $7 million of letters of credit outstanding, under the Credit Agreement.

The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 27, 2012, RAI and the subsidiary guarantors entered into a First Amendment to Credit Agreement and First Amendment to Subsidiary Guarantee Agreement to provide for the further guarantee by the subsidiary guarantors of RAI’s obligations to the lenders and affiliates thereof under certain designated swap, forward, future or derivative transactions or options or similar agreements from time to time entered into between RAI and such lenders or affiliates.

Term Loan

On February 24, 2012, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million amount under the Term Loan. The Term Loan matures on December 28, 2012.

The Term Loan contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the Term Loan, and (b) limit the ability of RAI and its Material Subsidiaries, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Term Loan also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries. The covenants in the Term Loan are subject to a number of qualifications and exceptions. The financial covenant levels in the Term Loan are 3.00 to 1.00 for the consolidated leverage ratio and 4.00 to 1.00 for the consolidated interest coverage ratio. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

Borrowings under the Term Loan bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon RAI’s senior unsecured long-term debt credit rating, plus:

•

the alternate base rate, which is the greatest of (a) the prime-rate, (b) the federal funds effective rate from time to time plus 0.5% and (c) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•

the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months (or shorter periods if agreed to by the Administrative Agent and the lenders) are offered in the interbank eurodollar market.

The amount borrowed on April 11, 2012, will initially bear interest at the rate of 2.0%. Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the Term Loan bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.

The obligations of RAI under the Term Loan are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Term Loan, pursuant to a subsidiary guarantee agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first three months of 2012 and 2011 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

An accrual of $65 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2012 for the four Engle Progeny cases, described below, that have proceeded through the appellate process in the state of Florida and as to which the U.S. Supreme Court denied RJR Tobacco’s petition for review. This amount includes $53 million for compensatory and punitive damages and $12 million for attorneys’ fees and statutory interest through March 31, 2012. No other liabilities for pending smoking and health litigation have been recorded as of March 31, 2012. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

During the first quarter of 2012, 27 tobacco-related cases, including 17 Engle Progeny cases (as hereinafter defined), were served against RJR Tobacco or its affiliates or indemnitees. On March 31, 2012, there were 169 cases pending against RJR Tobacco or its affiliates or indemnitees: 159 in the United States and 10 in Canada, as compared with 195 total cases on March 31, 2011. The U.S. case number does not include the 564 individual smoker cases pending in West Virginia state court as a consolidated action, 6,538 Engle Progeny cases, involving approximately 7,777 individual plaintiffs, and 2,585 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on March 31, 2012, 17 are pending in federal court, 141 in state court, primarily in the following states: Florida (28 cases); Maryland (23 cases); Missouri (19 cases); New York (17 cases); Louisiana (11 cases); and California (10 cases).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of March 31, 2012, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of December 31, 2011, as reported in RAI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 15, 2012, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of March 31, 2012	Change in Number of Cases Since December 31, 2011 Increase/(Decrease)	Page Reference
Individual Smoking and Health	105	8	32
West Virginia IPIC (Number of Plaintiffs)*	1(564)	(-13)	33
Engle Progeny (Number of Plaintiffs)**	6,538 (7,777)	-23 (-75)	33
Broin II	2,585	-1	44
Class-Action	12	-1	44
Health-Care Cost Recovery	2	-1	49
State Settlement Agreements-Enforcement and Validity; Adjustments	31	-1	54
Antitrust	0	-1	59
Other Litigation and Developments	8	-4	59

*	Includes as one case the 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases may decrease as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

The following cases against RJR Tobacco and B&W have attracted significant attention: the Florida state court class-action case, Engle v. R. J. Reynolds Tobacco Co. and the related Engle Progeny cases; the Louisiana state court class-action case, Scott v. American Tobacco Co.; and the case brought by the U.S. Department of Justice under the federal Racketeer Influenced and Corrupt Organizations Act, referred to as RICO.

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

Individual Engle Progeny cases are pending in both federal and state court in Florida. As of March 31, 2012, 3,219 cases were pending in federal court, and 3,319 cases were pending in state court. These cases include approximately 7,777 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases and multi-plaintiff federal cases being dismissed or consolidated. In addition, as of March 31, 2012, RJR Tobacco was aware of 53 additional cases that had been filed but not served (with 53 plaintiffs). Sixty-eight trials have occurred in Florida state court since 2009, and numerous state court trials are scheduled for 2012.

As Engle Progeny litigation has progressed, the federal and state court systems have adopted different rules to govern those cases, and both have courts issuing conflicting opinions. For example, in Bernice Brown v. R. J. Reynolds Tobacco Co., the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, held

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Although the Florida Supreme Court has not yet addressed this issue, intermediate state appellate courts in Florida have taken at least three markedly different approaches since Bernice Brown. In Martin v. R. J. Reynolds Tobacco Co., the First District Court of Appeal, referred to as the First DCA, held that the Engle findings establish not only facts that were “actually adjudicated” in favor of the class in Engle, but also all facts that could have been decided in favor of the class. The court in Martin thus held that, “no matter the wording of the findings” in Engle, individual Engle Progeny plaintiffs need not “demonstrate the relevance of the findings to their lawsuits” in order to prevent litigation on otherwise contested issues of misconduct. The court in Martin expressly disagreed with the Eleventh Circuit decision in Bernice Brown on this point.

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

In Douglas v. Philip Morris USA, Inc., the Second District Court of Appeal, referred to as the Second DCA, appeared to adopt a hybrid approach between those of the First and Fourth DCAs. The Second DCA indicated that the approach of the First DCA with respect to strict liability claims would govern, under which an Engle Progeny plaintiff need not demonstrate any nexus between the finding and the plaintiff’s own lawsuit. But Douglas suggested that, with respect to negligence claims, the standards articulated by the Fourth DCA in Jimmie Lee Brown would control, and that the jury is required to answer a separate proximate cause interrogatory to establish liability on these latter claims.

The Third District Court of Appeal, referred to as the Third DCA, briefly addressed the findings issue in Frazier v. Philip Morris USA, Inc. With little analysis, the Frazier panel concluded that it “ha[d] already acknowledged the preclusive effect of the Phase I findings in Engle” in favor of the plaintiffs in a previous decision, Rey v. Philip Morris, Inc. While the parties in Rey did not brief this question and the panel decision in that case is not naturally read as resolving it, the Frazier panel interpreted Rey as resolving the findings issue.

The Fifth District Court of Appeal, referred to as the Fifth DCA, has not yet resolved this issue, but RJR Tobacco has pending appeals presenting this issue in that court.

The Florida Supreme Court has not yet addressed the extent to which federal due process constrains the applications of the preclusion doctrines applied by the intermediate appellate courts in the Engle Progeny cases. Moreover, the Florida Supreme Court refused to exercise its discretionary jurisdiction to review Martin, and issued summary denials of petitions in Campbell, Gray and Hall, which are discussed specifically below in “— Engle and Engle Progeny cases.” Nonetheless, several DCAs have ruled on this issue, and the Second DCA has recently certified the issue as one warranting review by the Florida Supreme Court.

The First DCA in Martin did not expressly mention due process, despite it being one of RJR Tobacco’s central contentions on appeal. However, in several subsequent individual Engle Progeny appeals, the First DCA has affirmed plaintiffs’ verdicts, both by per curiam orders and by published opinion in Webb v. R. J. Reynolds Tobacco Co., holding that Martin resolves the due process issue in favor of the plaintiffs. The First DCA has declined to certify this issue as one of exceptional importance warranting review by the Florida Supreme Court, even though that question affects every Engle Progeny case and notwithstanding the explicit disagreement between the state and federal courts on this issue.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Second and Fourth DCAs have both ruled that their respective applications of the preclusion doctrines in the Engle Progeny cases comport with due process, but both have expressly recognized the importance of the issue and the need for the Florida Supreme Court to address it. The Fourth DCA in Jimmie Lee Brown, while declining to certify the issue, recognized RJR Tobacco’s due process argument as raising an important issue, and held that until the Florida Supreme Court addresses the issue, it is bound to follow the Florida Supreme Court’s opinion in Engle. In Douglas, the Second DCA recently certified the due process issue as one of great public importance warranting Florida Supreme Court review.

The Third DCA has not yet addressed the due process issue, nor has the Fifth DCA, which, as noted above, has not yet resolved the preclusion issue more generally.

Finally, and most recently, in Waggoner v. R. J. Reynolds Tobacco Co., a district judge of the U.S. District Court for the Middle District of Florida adopted the preclusion standards set forth in Jimmie Lee Brown for Engle Progeny cases pending in federal court. The judge in Waggoner concluded that Martin and Jimmie Lee Brown effectively overruled Bernice Brown on questions of Florida law. The judge further held that the rule adopted in Martin and Jimmie Lee Brown, giving preclusive effect to any facts that the Engle jury could have decided against the defendants, does not violate due process. The Waggoner decision thus conflicts with the decisions of the other federal district judges who previously addressed the due process question. RJR Tobacco sought interlocutory review of Waggoner in the Eleventh Circuit, but the district court declined to certify its order addressing the due process issue which was necessary for interlocutory appellate review.

RJR Tobacco sought review of its due process claims in the U.S. Supreme Court, sometimes referred to as the USSC, in Martin, as well as in Campbell, Gray and Hall. The USSC denied RJR’s petitions to review the due process issue in those cases. Additional petitions to review this issue in the USSC are likely in the future.

Based on its evaluation of the Martin, Campbell, Gray and Hall Cases, as of March 31, 2012, RJR Tobacco reflected an accrual for a loss of $65 million ($53 million for compensatory and punitive damages and $12 million for attorneys’ fees and statutory interest through March 31, 2012). RJR Tobacco expects to pay these judgments in the second quarter of 2012. The following chart reflects the details related to these verdicts:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)*	Punitive Damages	Appeal Status
Martin	66%	$3,300,000	$25,000,000	USSC petition denied
Campbell	39%	3,040,000	—	USSC petition denied
Gray	60%	4,200,000	2,000,000	USSC petition denied
Hall	65%	3,250,000	12,500,000	USSC petition denied

Totals		$13,790,000	$39,500,000

*	Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

The following chart reflects the verdicts in the individual Engle Progeny cases that have been tried and remain pending as of March 31, 2012, in which a verdict has been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both, for which RJR Tobacco has reflected no liability as of March 31, 2012. It does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages		Appeal Status
Sherman	50%	$775,000		$—		Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Jimmie Lee Brown	50%	600,000		—		Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Douglas	5%	250,000		—		Affirmed and certified question to Florida Supreme Court; seeking further review
Cohen	33.3%	3,300,000		10,000,000		Pending - Fourth DCA
Clay	60%	2,100,000		17,000,000		Affirmed by First DCA per curiam; considering options for further review
Townsend	51%	5,500,000	(4)	40,800,000	(4)	First DCA ordered remittitur or new trial on damages
Putney	30%	4,500,000		2,500,000		Pending - Fourth DCA
Grossman	25%	484,000		—		Pending - Fourth DCA
Buonomo	77.5%	4,060,000		15,700,000		Pending - Fourth DCA
Alexander	51%	1,275,000		2,500,000		Affirmed by First DCA per curiam; considering options for further review
Piendle	27.5%	1,100,000		180,000		Pending - Fourth DCA
Koballa	30%	300,000		—		Pending - Fifth DCA(3)
Webb	90%	7,200,000	(4)	72,000,000	(4)	First DCA ordered remittitur or new trial on damages
Kirkland	10%	10,000		250,000		Pending - Second DCA
Huish	25%	188,000		1,500,000		Affirmed by First DCA per curiam; motion to extend rehearing deadline and stay mandate pending
Mack	51%	510,000		—		Pending – First DCA
Andy Allen	45%	2,700,000		8,100,000		Pending – First DCA
Jewett	20%	219,000		—		Pending – First DCA
Reese	30%	1,100,000		—		Pending – Third DCA
Soffer	40%	2,000,000		—		Pending – First DCA
Ciccone	30%	1,000,000		50,000		Pending – Fourth DCA
Weingart	3%	4,500		—		Pending – Fourth DCA
Bowman	30%	450,000		—		Pending – First DCA
Sury	20%	200,000		—		Pending – First DCA
Hallgren	25%	500,000		750,000		Post-trial motions pending(2)
Ward	30%	300,000		1,700,000		Post-trial motions pending(2)
Emmon Smith	70%	7,000,000		20,000,000		Post-trial motions pending(2)
Duke	25%	7,676		—		Post-trial motions due May 15, 2012

Totals		$47,633,176		$193,030,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

(2)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the DCA in which the cases are pending.
(3)	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(4)

The amount of damages in these cases is not yet known. The First DCA ordered a remittitur of the compensatory and punitive damages in Webb and the punitive damages in Townsend. The amounts listed are the amounts the juries awarded at trial and do not reflect the amounts of the remitted judgments because the trial courts have not yet entered amended judgments.

As of March 31, 2012, jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the total amount of $61,423,176 in compensatory damages (as adjusted) and $232,530,000 in punitive damages, for a total of $293,953,176. All of these verdicts, except Martin, Campbell, Gray and Hall (discussed above), are at various stages in the appellate process. Except for those four cases, no liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of March 31, 2012, and RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of March 31, 2012, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. After multiple appeals, the Louisiana Fourth Circuit Court of Appeal amended the final judgment in favor of the class requiring the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. In September 2010, the defendants’ application for writ of certiorari with the Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. On September 14, 2010, the U.S. Supreme Court granted the application to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011. In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss the plaintiffs’ motions, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal. A decision is pending. Hearings are scheduled on the plaintiffs’ motion for attorneys’ fees on June 18, 2012. Discovery is underway.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will continue to face an increased number of tobacco-related trials when compared to recent years. There are seven cases, exclusive of Engle Progeny cases, scheduled for trial as of March 31, 2012 through March 31, 2013, for RJR Tobacco or its affiliates and indemnitees: one other non-smoking and health case, four individual smoking and health cases, one class action and one MSA case. There are 57 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through March 31, 2013, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2009 through March 31, 2012, 75 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 9 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 43 cases, including 22 mistrials, tried in Florida (38), Missouri (2) and West Virginia (3). Verdicts in favor of the plaintiffs were returned in 29 cases tried in Florida and one in Connecticut. Two cases in Florida were dismissed during trial.

In the first quarter of 2012, 11 Engle Progeny cases in which RJR Tobacco was a defendant were tried:

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

•	In Larkin v. R. J. Reynolds Tobacco Co., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict.

•	In Dorothy Alexander v. R. J. Reynolds Tobacco Co., RJR Tobacco was dismissed during jury selection. Trial continued against Lorillard Tobacco Co. only.

•	In Gollihue v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants.

•	In Kaplan v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the health of the plaintiff.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	In Morse v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to juror misconduct.

•	In Marotta v. R. J. Reynolds Tobacco Co., the court declared a mistrial during jury prequalification.

•	In McCray v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants.

•

In Pickett v. R. J. Reynolds Tobacco Co., the jury found in favor of the plaintiff, found the decedent, Oliver Pickett, Sr. to be 50% at fault and RJR Tobacco to be 50% at fault, but awarded $0 damages with no entitlement to punitive damages.

•

In Emmon Smith v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the plaintiff to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages and $20 million in punitive damages.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In addition, since the end of the first quarter of 2012, jurors returned a verdict in the following Engle Progeny case:

•

In Duke v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages with no entitlement to punitive damages.

For a detailed description of the above-described case, see “— Engle and Engle Progeny Cases” below.

In the first quarter of 2012, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of March 31, 2012, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages. In August 2009, a new trial on punitive damages was conducted and the jury awarded $1.5 million.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases – Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Jimmie Lee Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 29, 2009	Martin v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$5 million in compensatory damages; 66% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 19, 2009	Campbell v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7.8 million in compensatory damages; 39% of fault assigned to RJR Tobacco, which reduced the award to $3.04 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

February 8, 2010	Gray v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$7 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $4.2 million; $2 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 11, 2010	Hall v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 65% of fault assigned to RJR Tobacco, which reduced the award to $3.25 million; $12.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $484,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

June 18, 2010	Earline Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 22, 2011	Huish v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$750,000 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $187,500; $3 million in punitive damages of which $1.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

April 26, 2011	Andy Allen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$6 million in compensatory damages; 45% of fault assigned to RJR Tobacco, which reduced the award to $2.7 million; $17 million in punitive damages against each defendant awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Jewett v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $218,600. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Reese v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County, (Miami, FL)	$3.6 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

June 16, 2011	Soffer v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $2 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

July 15, 2011	Ciccone v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$3.2 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1 million; $50,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

July 19, 2011	Weingart v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	Jury did not award damages; however, the plaintiff was awarded $150,000 on September 16, 2011.	See “— Engle and Engle Progeny Cases” below.

September 23, 2011	Bowman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.5 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $450,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

November 28, 2011	Sury v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $200,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

January 24, 2012	Hallgren v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Highlands County, (Sebring, FL)	$2 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $500,000; $750,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

January 25, 2012	Ward v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $300,000; $1.7 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 27, 2012	Emmon Smith v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Jackson County, (Mariana, FL)	$10 million in compensatory damages; 70% of fault assigned to RJR Tobacco, which reduced the award to $7 million; $20 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

April 10, 2012	Duke v. R. J. Reynolds Tobacco Co. [Engle Progeny]	U.S. District Court, Middle District, (Orlando, FL)	$30,705 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $7,676. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Individual Smoking and Health Cases

As of March 31, 2012, 105 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 103 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to March 31, 2012, or remained on appeal as of March 31, 2012.

On December 18, 2003, the jury returned a verdict in favor of the plaintiff in Frankson v. Brown & Williamson Tobacco Corp., a case filed in August 2000 in Supreme Court, Kings County, New York, awarded $350,000 in compensatory damages and eventually returned a verdict of $20 million in punitive damages against the defendants in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco, who was dismissed prior to trial, and B&W. Other manufacturers were dismissed before trial. The plaintiff, Gladys Frankson, alleged that Mr. Frankson became addicted to nicotine, was unable to stop smoking, developed lung cancer and died as a result. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 9, 2004, the jury awarded $20 million in punitive damages, assigning $6 million to B&W and $2 million to American Tobacco, a predecessor company to B&W. In June 2004, the parties’ post-trial motions were denied by the trial judge, except that the trial judge granted a new trial unless the parties consented to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. The plaintiff stipulated to the reduction in punitive damages in January 2005. Defendants filed a notice of appeal of the orders on post-trial motions in January 2005. In July 2006, the Appellate Division, New York Supreme Court, Second Department, directed that the plaintiffs’ claims for design defect be dismissed, but otherwise affirmed the orders denying defendants’ post-trial motions. Following remand from this appellate decision, the plaintiff withdrew her request for additur of the compensatory damages, and in December 2006, the trial judge granted this request, and reinstated the original $350,000 compensatory damages jury verdict.

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

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances and awarded the plaintiffs $1.5 million in punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. Oral argument occurred on September 28, 2011. A decision is pending.

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

West Virginia IPIC

In West Virginia, as of March 31, 2012, 564 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The court moved the case to Ohio County (Wheeling), and the Phase I trial commenced again on October 19, 2011. The court declared a mistrial on November 8, 2011. A new trial date has not been scheduled.

Engle and Engle Progeny Cases

Trial began in July 1998 in Engle v. R. J. Reynolds Tobacco Co., a case filed in May 1994, in Circuit Court, Miami-Dade County, Florida, in which a class consisting of Florida residents, or their survivors, alleged diseases or medical conditions caused by their alleged “addiction” to cigarettes. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking actual damages and punitive damages in excess of $100 billion each and the creation of a medical fund to compensate individuals for future health-care costs. In July 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included alleged common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claimed they meet the conditions in Engle, also attempted to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of March 31, 2012, RJR Tobacco had been served in 6,538 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 7,777 plaintiffs. The number of cases will likely change due to individual plaintiffs being severed from multi-plaintiff cases. Many of these cases are in active discovery or nearing trial.

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

On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court, and on March 26, 2012, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

certiorari. On September 21, 2011, the Fourth DCA in Jimmie Lee Brown disagreed on state-law grounds with the First DCA’s decision in Martin as well as the Eleventh Circuit in Bernice Brown. On March 30, 2012, the Second DCA in Douglas also disagreed with the First DCA’s decision in Martin and the Eleventh Circuit in Bernice Brown. On April 11, 2012, the Third DCA in Frazier approved the plaintiff’s preferred use of the Engle findings without further explanation. RJR Tobacco has sought review of both Jimmie Lee Brown and Douglas with the Florida Supreme Court. The defendants also asked the federal district court in Jacksonville to rule on their constitutional due process objection to the use of the Engle findings to satisfy elements of plaintiffs’ claims. The court ruled that application of the Engle findings would not violate the defendants’ due process rights. RJR Tobacco sought interlocutory review of the decision in the Eleventh Circuit, but the district court declined to certify the order for review.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. The Alachua County court upheld the bond cap in three of those cases, and the Escambia County court upheld the bond cap in the fourth case. The First DCA affirmed the trial court’s decision in all four cases. The First DCA issued a written opinion in Hall v. R. J. Reynolds Tobacco Co., on July 12, 2011, explaining why the statute is constitutional. The court also stated that the issues are likely to continue until they are definitively resolved by the Florida Supreme Court. As a result, the court certified to the Florida Supreme Court the question of whether the bond cap violates the Florida Constitution by limiting the amount of the bond necessary to obtain an automatic stay of the judgment against a signatory to the tobacco settlement agreement with the State of Florida. On January 23, 2012, the Florida Supreme Court decided to accept jurisdiction over the issue. Briefing is underway.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to March 31, 2012, or remained on appeal as of March 31, 2012.

On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. In February 2012, the Fourth DCA affirmed the trial court’s decision. In March 2012, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. A decision is pending. RJR Tobacco has filed a motion to stay the appeal pending a decision by the Florida Supreme Court in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., discussed below.

On May 20, 2009, in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., a case filed in March 2007, in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Roger Brown, developed smoking related diseases, which resulted in his death. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. The jury later returned a verdict that the decedent was 50% at fault for his injuries and awarded compensatory damages of $1.2 million. No punitive damages were awarded. RJR Tobacco’s post-trial motions were denied, and the court entered final judgment in the amount of $600,000. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $700,000. The Fourth DCA affirmed the trial court’s judgment. RJR Tobacco’s motion for certification to the Florida Supreme Court was denied on October 21, 2011. RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. In June 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First DCA affirmed the final judgment in December 2010. RJR Tobacco asked the Florida Supreme Court to accept jurisdiction and review the decision of the First DCA. In July 2011, the Florida Supreme Court denied the request to review. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond replaced the original bond that was posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco expects to pay the judgment in the second quarter of 2012.

On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million. In March 2011, the Florida First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco moved the First DCA to certify the case as one of great public importance, which is the first step in seeking review by the Florida Supreme Court, but the court denied the motion. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco expects to pay the judgment in the second quarter of 2012.

On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. She sought an unspecified amount of compensatory and punitive damages. On February 8, 2010, the jury awarded $2 million in punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. In June 2011, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In July 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $6.2 million in July 2011. The bond replaced the original bond that was posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco expects to pay the judgment in the second quarter of 2012.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I. In April 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. Oral argument occurred on March 27, 2012. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second District Court of Appeal, referred to as the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court on April 2, 2012. A decision is pending.

In Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff on March 11, 2010. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In May 2011, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond replaced the original bond that was posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco expects to pay the judgment in the second quarter of 2012.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million in October 2010. Oral argument is scheduled for May 9, 2012.

On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. In January 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. On April 4, 2012, RJR Tobacco’s motion for rehearing, or in the alternative, to stay issuance of the mandate was denied. RJR Tobacco is considering options for seeking further review.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, finding the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. Briefing is complete. Oral argument has not been scheduled.

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In February 2012, the First DCA affirmed the compensatory damages verdict, but remanded the case to the trial court for remittitur of the punitive damages or a potential new trial on punitive damages. RJR Tobacco’s motion for rehearing en banc or for certification to the Florida Supreme Court was denied on April 4, 2012. Argument on the remittitur of punitive damages and the possible new punitive damages trial is scheduled for May 18, 2012.

On May 20, 2010, in Buonomo v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 77.5% at fault and the decedent, Matthew Buonomo, to be 22.5% at fault, and awarded $5.2 million in compensatory damages and $25 million in punitive damages. The plaintiff alleged that the decedent was addicted to cigarettes and as a result developed one or more smoking related medical conditions and/or diseases. Post-trial motions were denied, but the court, in accordance with the Florida statutory limitation on punitive damage awards, ordered the punitive damage award of $25 million be reduced to $15.7 million – three times the compensatory damages award of $5.2 million. In August 2010, the court entered final judgment in the amount of $4.06 million in compensatory damages and $15.7 million in punitive damages. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff also filed a notice of appeal. Briefing is complete. Oral argument has not been scheduled.

In Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the court declared a mistrial on May 14, 2010, due to the inability to seat a jury. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Retrial began on September 20, 2010. In October 2010, the jury returned a verdict in favor of the defendants. The plaintiff’s post-trial motions were denied and final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. On April 11, 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial.

On June 18, 2010, in Earline Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, John Alexander, to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. In July 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $3.8 million. The plaintiff filed a notice of cross appeal. In January 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco filed a motion for rehearing or, in the alternative, to stay issuance of mandate, which was denied on March 15, 2012. RJR Tobacco is considering options for seeking further review.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the decedent, Charles Piendle, to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking-related medical conditions and/or diseases. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $1.28 million. Briefing is complete. Oral argument has not been scheduled.

On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. In September 2010, the court denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal to the Fourth DCA. Briefing is complete. Oral argument has not been scheduled.

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

On November 4, 2010, in Vasko v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The jury found that the plaintiff’s claim was barred by the statute of limitations. The case was filed in January 2008, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, John Vasko, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases, including lung cancer. Final judgment was entered, and the plaintiff filed a notice of appeal to the Fourth DCA. Briefing is underway.

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Levy County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. On April 9, 2012, the First DCA affirmed the liability verdict, but ordered a remittitur or a new trial on damages.

On January 5, 2011, in Emmon Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Retrial began on March 5, 2012. On March 27, 2012, the jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. Final judgment was entered on April 2, 2012. Post-trial motions are pending.

On February 10, 2011, in Kirkland v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 10% at fault and the plaintiff to be 90% at fault, and awarded $100,000 in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. Post-trial motions were denied, and the defendants filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.69 million. On March 23, 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco is considering options for seeking further review.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. Post-trial motions were denied, and final judgment was entered in April 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $510,000. Oral argument is scheduled for May 15, 2012.

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

On April 13, 2011, in Tullo v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco and the plaintiff, but against the remaining defendants. The jury awarded $4.5 million in compensatory damages and no punitive damages. The jury found the decedent, Dominick Tullo, to be 45% at fault and the remaining defendants cumulatively to be 55% at fault. The case was filed in December 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes manufactured by the defendants, and as a result, developed chronic obstructive pulmonary disease and other smoking related illnesses and/or diseases. The plaintiff sought in excess of $15,000 against each defendant, taxable costs and interest. The court denied the plaintiff’s motion for a new trial against RJR Tobacco and denied the remaining defendants’ post-trial motions in June 2011. The remaining defendants have filed an appeal to the Fourth DCA, and the plaintiff filed a cross appeal. The plaintiff also filed a notice of appeal of the order denying the plaintiff’s motion for new trial against RJR Tobacco. RJR Tobacco filed a cross appeal of the same order. Briefing is underway.

On April 26, 2011, in Andy Allen v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 45% at fault, the decedent, Patricia Allen, to be 40% at fault and the remaining defendant to be 15% at fault, and awarded $6 million in compensatory damages and $17 million in punitive damages against each defendant. The case was filed in September 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent developed chronic obstructive pulmonary disease. Final judgment was entered against RJR Tobacco in the amount of $19.7 million in May 2011. In October 2011, the court entered a remittitur of the punitive damages to $8.1 million and denied all other post-trial motions. The defendants filed a joint notice of appeal, and the plaintiff filed a notice of cross appeal in November 2011. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 20, 2011, in Reese v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the plaintiff to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $3.6 million in compensatory damages and no punitive damages. The case was filed in September 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, she became addicted and developed laryngeal cancer, peripheral vascular disease and chronic obstructive pulmonary disease. The court entered final judgment on May 25, 2011. In September 2011, the court denied RJR Tobacco’s post-trial motions. RJR Tobacco filed a notice of appeal to the Third DCA and posted a supersedeas bond in the amount of $1.07 million. Briefing is underway.

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure. The defendants’ post-trial motions were denied in May 2011 and July 2011. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. Briefing is complete. Oral argument has not been scheduled.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases. Post-trial motions were denied. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. Briefing is complete. Oral argument has not been scheduled.

On July 15, 2011, in Ciccone v. R. J. Reynolds Tobacco Co., a jury returned a verdict finding the plaintiff is a member of the Engle class. The case was filed in August 2004, in the Circuit Court, Broward County, Florida. The plaintiff alleged that as a result of the use of the defendant’s tobacco products, the decedent, George Ciccone, suffered from nicotine addiction and one or more smoking related diseases and/or medical conditions. On July 21, 2011, the jury awarded approximately $3.2 million in compensatory damages and $50,000 in punitive damages. The jury found the decedent to be 70% at fault and RJR Tobacco to be 30% at fault. In August 2011, the court denied RJR Tobacco’s post-trial motions. Final judgment was entered, and RJR Tobacco filed a notice of appeal. RJR Tobacco posted a supersedeas bond in the amount of approximately $1 million on October 17, 2011. Briefing is underway.

On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the decedent, Claire Weingart, to be 91% at fault. The case was filed in November 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that as a result of using the defendants’ tobacco products, the decedent developed lung cancer and other smoking related diseases and/or medical conditions. In September 2011, the court granted the plaintiff’s motion for additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. Final judgment was entered in the amount of $4,500, against each defendant and the defendants filed a joint notice of appeal to the Fourth DCA in November 2011. RJR Tobacco posted a supersedeas bond in the amount of $4,500. Briefing is underway.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in October 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases. The plaintiff filed a motion for a new trial, and a hearing is scheduled for March 7, 2012. Final judgment was entered September 26, 2011. The plaintiff filed a conditional notice of appeal in October 2011. The conditional status is based on the pending motion for new trial. RJR Tobacco filed a conditional notice of cross appeal in November 2011. A hearing on the motion for new trial is scheduled for May 18, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Bowman, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from esophageal cancer. The court denied the defendant’s post-trial motions and entered final judgment in October 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $450,000. Briefing is underway.

On October 20, 2011, in Junious v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in July 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent, Annie Ingraham, suffered from chronic obstructive pulmonary disease. Final judgment was entered in November 2011. The plaintiff’s motion for a new trial was denied on December 16, 2011. The plaintiff filed a notice of appeal in January 2012. Later that month, the plaintiff agreed to dismiss the appeal, and the defendants agreed to not seek costs.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Post-trial motions were denied in March 2012, and final judgment was entered. The deadline to file a notice of appeal is April 30, 2012.

On December 16, 2011, in Cox v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Roland Cox, suffered from lung cancer. Final judgment was entered, the plaintiff filed a notice of appeal and RJR Tobacco filed a notice of cross appeal in January 2012. Briefing is underway.

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The case was filed in April 2007, in the Circuit Court, Highlands County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. Post-trial motions are pending. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant and reserved jurisdiction to rule on post-trial motions. The defendants filed a motion to alter or amend the final judgment to conform the judgment to Florida law. The defendants contend that the final judgment is erroneous because it purports to hold the defendants jointly and severally liable, and its award of damages to Mr. Hallgren individually contravenes Florida’s wrongful death statute. The plaintiff filed a motion to amend the final judgment in accordance with the plaintiff’s position that the comparative fault statute does not apply, and not reduce the plaintiff’s compensatory award per the jury’s allocation of fault. A hearing on all outstanding motions occurred on April 24, 2012. A decision is pending.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants to collectively be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Escambia County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. Post-trial motions are pending. On March 28, 2012, the defendants filed a motion to alter or amend the final judgment to reflect the comparative fault allocation and that each party is responsible solely for its share of the liability. Hearing is scheduled for May 8, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On February 9, 2012, in Dorothy Alexander v. R. J. Reynolds Tobacco Co., the plaintiff dismissed RJR Tobacco during jury selection. The case was filed in February 2008, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that the decedent, Coleman Alexander, was addicted to cigarettes and developed lung cancer. Trial continued against Lorillard Tobacco Co. only.

On February 16, 2012, in Gollihue v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that the decedent, Manuel Gollihue, was addicted to cigarettes and suffered from tobacco related illnesses. The plaintiff sought compensatory damages for all injuries and losses, punitive damages, and all recoverable costs and interest. The court has entered final judgment. In March 2012, the plaintiff filed a motion for a new trial. A decision is pending.

On February 21, 2012, in Kaplan v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the health of the plaintiff. The case was filed in October 2007, in the Circuit Court, Broward County, Florida. The plaintiff allegedly was addicted to cigarettes and developed chronic obstructive pulmonary disease and emphysema. This is the third mistrial in the case. Retrial is scheduled for November 5, 2012.

On February 28, 2012, in Morse v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to juror misconduct. The case was filed in January 2008, in the Circuit Court, Brevard County, Florida. The plaintiff alleged that the decedent, Jay Morse, was addicted to Camel cigarettes and, as a result, suffered from lung cancer and other smoking-related injuries and/or diseases. Retrial has not been scheduled.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., the court declared a mistrial during jury prequalification. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff seeks compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest. Retrial has not been scheduled.

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2008, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more tobacco related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest.

On March 26, 2012, in Pickett v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, but awarded $0 damages with no entitlement to punitive damages, and found the decedent, Oliver Pickett, Sr., to be 50% at fault and RJR Tobacco to be 50% at fault. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in favor of the defendants on March 28, 2012.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The case was filed in December 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco is evaluating next steps, including its appellate options.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2012, there were 2,585 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of March 31, 2012, 12 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia and Arizona. All pending class-action cases are discussed below.

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

Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Eighteen federal courts, including two courts of appeals, and most state courts that have considered the issue have rejected class certification in such cases. Apart from the Castano case discussed above, only two smoker class actions have been certified by a federal court — In re Simon (II) Litigation, and Schwab [McLaughlin] v. Philip Morris USA, Inc., both of which were filed in the U.S. District Court for the Eastern District of New York and ultimately decertified.

Medical Monitoring and Smoking Cessation Case. On November 5, 1998, in Scott v. American Tobacco Co., a case filed in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. The case was brought against

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In December 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. In April 2010, the court of appeals amended but largely affirmed the trial court’s July 2008 judgment and ordered the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. The defendants’ motion for rehearing was denied. In September 2010, the defendants’ application for writ of certiorari or review and their emergency motion to stay execution of judgment with the Louisiana Supreme Court were denied. In September 2010, the U.S. Supreme Court granted the defendant’s motion to stay the judgment pending applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants filed a petition for writ of certiorari in the U.S. Supreme Court in December 2010. The court denied the petition in June 2011. RJR Tobacco accrued $139 million, the portions of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011.

In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss the plaintiffs’ motions, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal. A decision is pending. Hearings are scheduled on the plaintiffs’ motion for attorneys’ fees on June 18, 2012. Discovery is underway.

California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. However, the underlying substantive claims have been reduced to include primarily allegations regarding the use of the descriptor “lights” and statements made during the class period about the health risks of cigarettes. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. The plaintiffs’ motion for reconsideration was denied. The court granted the plaintiffs’ motion to amend the complaint by adding new class representatives and denied the defendants’ motion to dismiss. The plaintiffs filed an eleventh amended complaint adding new class representatives in July 2011. Trial is scheduled for October 5, 2012. The defendants have filed motions challenging the standing of the newly named class representatives and to decertify the case. A hearing is scheduled for May 2, 2012.

In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011. Briefing is complete. Oral argument is scheduled for May 7, 2012.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’ petition for leave to appeal and returned the case to the trial court for further proceedings. The plaintiffs filed a petition for relief from the judgment in February 2012.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the circuit court. A status conference occurred on April 25, 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In October 2007, the U.S. District Court remanded the case to state district court. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery. The parties were engaged in class certification discovery. In July 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case and in Dahl until completion of all appellate review in Curtis v. Altria Group, Inc. There is currently no activity in the case.

In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, non-disclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. Discovery is underway. The plaintiffs filed a motion for partial summary judgment on the grounds of the purported collateral estoppel effect of certain findings in United States v. Philip Morris USA, Inc. A decision is pending.

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

As of March 31, 2012, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2010 and beyond:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	$000000	$000000	$000000
	2010	2011	2012 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136	$136
Florida Annual Payment	440	440	440
Texas Annual Payment	580	580	580
Minnesota Annual Payment	204	204	204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004	8,004
Growers’ Trust(2)	295	—	—
Offset by federal tobacco buyout(2)	(295)	—	—

Total	$9,364	$9,364	$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,496	$2,435	—
Settlement cash payments	$2,519	$2,492	—
Projected settlement expenses			$ >2,400
Projected settlement cash payments			$ >2,400

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

RJR Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants have filed a notice of appeal. Oral argument is scheduled for April 20, 2012. The trial court also issued an opinion on January 26, 2012, stating that it will not defer its decision on the corrective action statements pending the outcome of pending FDA litigation. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over the next three years into the registry of the district court.

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

•

Ontario - In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. The jurisdictional challenge brought by RJR Tobacco and its affiliate was denied by the trial court on January 4, 2012, and RJR Tobacco and its affiliate have filed an appeal.

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

•

Israel - In September 1998, the General Health Services, Israel’s second largest health fund, filed a statement of claim against certain cigarette manufacturers and distributors, including RJR Tobacco, RJR

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Nabisco and B&W, in the District Court of Jerusalem, Israel. The plaintiff seeks to recover the present value of the total expenditure by the government for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of the estimated total expenditure by the government for health-care benefits that reasonably could be expected to be provided for those insured persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The plaintiff alleges that the defendants are liable under the following theories: defective product, failure to warn, sale of cigarettes to children and adolescents, strict liability, deceit and misrepresentation and violation of trade practice and competition acts. In 2002, the plaintiff obtained leave to serve RJR Tobacco and B&W outside the jurisdiction. On behalf of RJR Tobacco, JTI filed a motion challenging the grant of leave, which was denied. JTI appealed the decision to the Supreme Court of Israel alongside other defendants’ applications for a strike out of the claim. In July 2011, the Israeli Supreme Court granted Philip Morris International, Inc., referred to as PMI, and BAT’s appeal of the rejection of their motion to strike out the claim. The court found that the claim should be struck in liminie on the grounds of remoteness. In August 2011, the Supreme Court granted RJR Tobacco’s appeal of the rejection of its motion to cancel service and all other pending motions for leave to appeal. The plaintiff filed a motion for the rehearing of the Supreme Court’s decisions in this regard. In November 2011, BAT and PMI filed responses to the motion. On January 26, 2012, the Supreme Court dismissed Clalit’s rehearing application and granted 5,600 New Israeli Shekel (approximately $1500) to each group of respondents. The case is now closed.

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

Native American Tribe Cases. As of March 31, 2012, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

State Settlement Agreements-Enforcement and Validity; Adjustments

As of March 31, 2012, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On April 6, 2012, the court entered a stipulated scheduling order outlining a schedule for pre-trial briefs on the relief/remedies sought by the State. This schedule concludes on July 31, 2012. Thereafter, a schedule for further trial proceedings, if any, will be established.

In April 2005, the Mississippi Attorney General notified B&W of its intent to seek approximately $3.9 million in additional payments under the Mississippi Settlement Agreement. The Mississippi Attorney General asserts that B&W failed to report in its net operating profit or its shipments, cigarettes manufactured by B&W under contract for Star Tobacco or its parent, Star Scientific, Inc. B&W advised the state that it did not owe the state any money. In August 2005, the Mississippi Attorney General filed in the Chancery Court of Jackson County, Mississippi, a Notice of Violation, Motion to Enforce Settlement Agreement, and Request for an Accounting by Defendant Brown &

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Williamson Holdings, Inc., formerly known as Brown & Williamson Tobacco Corporation. In this filing, Mississippi estimated that its damages exceeded $5.0 million. On August 24, 2011, the court entered an order finding in favor of the State on the Star contract manufacturing issue, that the total amount of the underpayment from B&W was approximately $3.8 million and that interest on the underpayment was approximately $4.3 million. The court also appointed a special master to undertake an accounting of the benefit received by B&W for failure to include its profits from Star contract manufacturing in its net operating profits reported to the State. Finally, the court awarded the State attorneys’ fees and costs in an amount to be determined. B&W filed a motion to certify the Star contract issue for interlocutory appeal, pursuant to Rule 54 (b) of the Mississippi Rules of Civil Procedure. On January 9, 2012, that motion was denied.

In addition, in February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. A hearing on these issues was held on January 24-25, 2012. Decisions by the court are pending.

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

In October 2008, Vibo Corporation, Inc. d/b/a General Tobacco, referred to as General, filed a complaint in the U.S. District Court for the Western District of Kentucky against RJR Tobacco and other participating manufacturers, referred to as PMs, under the MSA, and the Attorneys General of the 52 states and territories that are parties to the MSA. General sought, among other things, to enjoin enforcement of certain provisions of the MSA and an order relieving it of certain of its payment obligations under the MSA and, in the event such relief was not granted, rescission of General’s 2004 agreement to join the MSA. General also moved for a preliminary injunction that, among other things, would have enjoined the states from enforcing certain of General’s payment obligations under the MSA. In November 2008, RJR Tobacco and the other defendants moved to dismiss General’s complaint. In January 2009, the court issued a memorandum opinion and order granting the defendants’ motions and dismissing General’s lawsuit. Final judgment was entered on January 5, 2010. On January 13, 2010, General noticed its appeal of this decision. On February 22, 2012, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal of General Tobacco’s antitrust and constitutional claims against RJR Tobacco and the other PMs, as well as the settling states.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

•

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The parties’ appeals are ongoing. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. Oral argument occurred in October 2011. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. On March 22, 2012, the court entered an order granting the State’s request for approximately $3 million in attorneys’ fees. RJR Tobacco will appeal this order.

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

The three remaining cases – in Maryland, New York and Connecticut – were individually settled in the first quarter of 2010 for a non-material amount.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2012, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Trial on Montana’s assertion of its diligent enforcement defense to the 2003 NPM Adjustment is set for trial on September 10, 2012. Discovery is underway.

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

The arbitration panel contemplated by the MSA and the Arbitration Agreement has been selected, and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. Document and deposition discovery has been conducted pursuant to various orders of the arbitration panel. On November 3, 2011, RJR Tobacco and the other PMs advised the arbitration panel that they were not contesting the “diligent enforcement” of 12 states and the four pacific territories with a combined allocable share of less than 14 percent. The “diligent enforcement” of the remaining 33 settling states, DC and Puerto Rico was contested and will be the subject of further proceedings. A common issues hearing has been scheduled for April 2012 and state specific evidentiary hearings will begin in May 2012. State specific hearings will continue thereafter on a monthly basis until proceedings with respect to all contested states have been completed. It is anticipated that it will be 12 to 18 months before a decision on the merits with respect to the 2003 NPM Adjustment is reached.

Other NPM Adjustment Claims. From 2006 to 2008, proceedings were initiated with respect to an NPM Adjustment for 2004, 2005 and 2006. The Adjustment Requirements were satisfied with respect to the NPM Adjustment for each of 2004, 2005 and 2006. As a result:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In June 2009, RJR Tobacco, certain other PMs and the settling states entered into an agreement with respect to the 2007, 2008 and 2009 significant factor determinations. This agreement provides that the settling states will not contest that the disadvantages of the MSA were “a significant factor contributing to” the market share loss experienced by the PMs in those years. The stipulation pertaining to each of the three years became effective in February of the year a final determination by the firm of independent economic consultants would otherwise have been expected (2010, 2011 and 2012, respectively), if the issue had been arbitrated on the merits. RJR Tobacco and the PMs will pay a total amount of $5 million into the States’ Antitrust/Consumer Protection Tobacco Enforcement Fund established under Section VIII(c) of the MSA for each year covered by that agreement, with RJR Tobacco paying approximately 47% of such amounts. On January 9, 2012, a new agreement with respect to significant factor determinations was entered into on terms essentially identical to the earlier agreement, but pertaining to 2010, 2011 and 2012.

Based on the payment calculations of the MSA independent auditor and the agreement described above regarding the 2007, 2008 and 2009 significant factor determinations, the Adjustment Requirements were satisfied with respect to the NPM Adjustments for 2007, 2008 and 2009. As a result, in April 2010, RJR Tobacco placed approximately $448 million of its 2010 MSA payment (representing its share of the 2007 NPM Adjustment as calculated by the MSA independent auditor) into the disputed payments account; in April 2011, it placed approximately $477 million of its 2011 MSA payment (representing its share of the 2008 NPM Adjustment as calculated by the MSA independent auditor) into the disputed payments account; and in April 2012, it placed approximately $469 million of its 2012 MSA payment (representing its share of the 2009 NPM Adjustment as calculated by the MSA independent auditor) into the disputed payments account. RJR Tobacco’s 2011 payment into the disputed payments account was reduced by approximately $1.1 million to adjust for a downward revision by the independent auditor to RJR Tobacco’s share of the 2007 NPM Adjustment. RJR Tobacco’s 2012 payment into the disputed payments account was reduced by approximately $12.4 million to adjust for a downward revision by the independent auditor to RJR Tobacco’s share of the 2007 NPM Adjustment, and by approximately $7.7 million to adjust for a downward revision to RJR Tobacco’s share of the 2008 NPM Adjustment.

The table below summarizes the information discussed above with respect to the disputed portions of RJR Tobacco’s MSA payment obligations from 2003 through 2009 – the years as to which the Adjustment Requirements have been met:

Year for which NPM Adjustment Calculated	2003	2004	2005	2006	2007	2008	2009
Year in which deduction from NPM Adjustment was taken	2006	2007	2008	2009	2010	2011	2012

RJR Tobacco’s approximate share of disputed NPM Adjustment (millions)	$615	$562	$445	$419	$435	$469	$469

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In addition to the NPM Adjustment claims described above, RJR Tobacco has filed dispute notices with respect to its 2010 and 2011 annual MSA payments relating to the NPM Adjustments potentially applicable to those years. The amount at issue for those two years is approximately $871 million.

Due to the uncertainty over the final resolution of the NPM Adjustment claims asserted by RJR Tobacco, no assurances can be made related to the amounts, if any, that will be realized or any amounts (including interest) that will be owed.

Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate PM payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid. On December 15, 2011, the parties entered into an agreement regarding procedures for formation of an arbitration panel with respect to this arbitration. Selection of arbitrators has been completed, and preliminary proceedings with respect to this arbitration are now underway.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of March 31, 2012, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiff’s claims.

Other Litigation and Developments

JTI Claims for Indemnification. By purchase agreement dated May 12, 1999, referred to as the 1999 Purchase Agreement, RJR and RJR Tobacco sold the international tobacco business to JTI. Under the 1999 Purchase Agreement, RJR and RJR Tobacco retained certain liabilities relating to the international tobacco business sold to JTI. Under its reading of the indemnification provisions of the 1999 Purchase Agreement, JTI has requested indemnification for damages allegedly arising out of these retained liabilities. As previously reported, a number of the indemnification claims between the parties relating to the activities of Northern Brands in Canada have been resolved. The other matters for which JTI has requested indemnification for damages under the indemnification provisions of the 1999 Purchase Agreement are described below:

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

•

JTI also has sought indemnification relating to a Statement of Claim filed on April 23, 2010, against JTI Macdonald Corp., referred to as JTI-MC, by the Ontario Flue-Cured Tobacco Growers’ Marketing Board, referred to as the Board, Andy J. Jacko, Brian Baswick, Ron Kichler, and Aprad Dobrenty, proceeding on their own behalf and on behalf of a putative class of Ontario tobacco producers that sold tobacco to JTI-MC

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

during the period between January 1, 1986 and December 31, 1996, referred to as the Class Period, through the Board pursuant to certain agreements. The Statement of Claim seeks recovery for damages allegedly incurred by the class representatives and the putative class for tobacco sales during the Class Period made at the contract price for duty free or export cigarettes with respect to cigarettes that, rather than being sold duty free or for export, purportedly were sold in Canada, which allegedly breached one or more of a series of contracts dated between June 4, 1986, and July 3, 1996. A motion to dismiss has been filed.

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

European Community. On October 30, 2002, the European Community and ten of its member states filed a complaint in the EDNY against RJR, RJR Tobacco and several currently and formerly related companies. The complaint contains many of the same or similar allegations found in an earlier complaint, now dismissed, filed in August 2001 and also alleges that the defendants, together with certain identified and unidentified persons, engaged in money laundering and other conduct violating civil RICO and a variety of common laws. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions. The plaintiffs seek compensatory, punitive and treble damages among other types of relief. This matter has been stayed and largely inactive since November 24, 2009 when, with the court’s permission, the European Community and member states filed and served a second amended complaint. The second amended complaint added 16 member states as plaintiffs and RAI, RJR Tobacco and R. J. Reynolds Global Products Inc., referred to as GPI, as defendants. The allegations contained in the second amended complaint are in most respects either identical or similar to those found in the prior complaint, but now add new allegations primarily regarding the activities of RAI, RJR Tobacco and GPI following the B&W business combination. Pursuant to a stipulation and order, the defendants filed a motion to dismiss the plaintiffs’ second amended complaint on February 15, 2010. Ruling on part of the defendants’ motion to dismiss, on March 8, 2011, the court dismissed the plaintiffs’ RICO claims, and reserved decision as to dismissal of the plaintiffs’ state-law claims. Thereafter, on May 13, 2011, the court granted the remaining portion of the defendants’ motion and dismissed the plaintiffs’ state-law claims based on the court’s lack of subject matter jurisdiction. On May 16, 2011, the clerk of court entered a judgment dismissing the action in its entirety. On June 10, 2011, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit, appealing from the May 16, 2011 judgment, as well as the March 8, 2011 and May 13, 2011 orders that respectively resulted in the dismissal of their RICO and state-law claims. Oral argument occurred on February 24, 2012. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On March 28, 2012, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of whether the Federal Circuit’s test for definiteness faithfully implements the definiteness requirement of 35 U.S.C. § 112, par. 2 as interpreted by the decisions of the U.S. Supreme Court. Star’s opposition to RJR Tobacco’s petition is currently due on April 27, 2012. Star has requested from the U.S. Supreme Court a 30-day extension up to and including May 28, 2012, for filing its opposition.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

FDA Litigation. In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. The parties finished briefing their respective cross-motions for summary judgment in December 2009, and in January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. On March 29, 2012, the Sixth Circuit issued its opinion affirming the district court’s decision in all respects but two: (1) holding as constitutional the ban on manufacturers making statements that their products conform to FDA regulatory requirements; and (2) holding as unconstitutional the ban on continuity programs.

On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. A hearing on the motion occurred on February 14, 2012. On February 28, 2012, the parties filed supplemental briefs in accordance with the court’s invitation at the hearing. A decision is pending.

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties claims. On December 1, 2011, the government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. The appellate court scheduled oral argument on the appeal for April 10, 2012. Concurrently, the parties completed briefing on their respective cross motions for summary judgment before the district court. On February 29, 2012, the district court granted the plaintiffs’ motion for summary judgment, finding that these mandatory graphic warnings violated the First Amendment by unconstitutionally compelling speech. In so finding, the court issued a permanent injunction preventing the FDA from requiring the companies to implement new textual and graphic warnings until 15 months after the issuance of new regulations that are constitutionally permissible. The government filed a notice of appeal of this order with the Court of Appeals for the D. C. Circuit on March 4, 2012, and moved the appellate court to consolidate this appeal with the government’s appeal of the preliminary injunction decision already set for hearing on April 10, 2012. The Court of Appeals granted the government’s motion and heard argument on both appeals on that date.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other Matters. RJR Tobacco and others brought suit against the City of Worcester, Massachusetts to enjoin enforcement of an ordinance prohibiting all outdoor advertising of tobacco products and any indoor advertising that is visible from the street. The suit, National Association of Tobacco Outlets, Inc. v. City of Worcester, was filed in the U.S. District Court for the Central Division of Massachusetts on June 17, 2011. In an opinion dated March 31, 2012, the court ruled that the ordinance is unconstitutional under the First Amendment of the U.S. Constitution.

RJR Tobacco and others brought suit against the City of Providence, Rhode Island challenging ordinances that prohibit: (1) acceptance of tobacco product coupons; (2) the offering of certain pricing discounts for tobacco products; and (3) certain flavored tobacco products in Providence, Rhode Island. The case, National Association of Tobacco Outlets, Inc. v. City of Providence, was filed in the U.S. District Court for the District of Rhode Island on February 13, 2012. The City of Providence has agreed to stay enforcement of the ordinances until July 30, 2012.

Finally, in May 2011, RJR Tobacco and SFNTC received separate letters from counsel to Walgreen Co. regarding a 60-day notice served on Walgreen by a consumer group alleging violations of California’s Proposition 65. The group claims that Walgreen provided or sold products with containers or wrappers containing insufficient warning in violation of California law. Walgreen believes that RJR Tobacco and SFNTC provided the noticed products, and is requesting that RJR Tobacco and SFNTC pay for Walgreen’s defense, indemnify Walgreen and hold Walgreen harmless from all liability, loss or expense (including legal expense) related to sales of any products covered by the 60-day notice, manufactured or distributed to Walgreen by RJR Tobacco and SFNTC. In June 2011, RJR Tobacco submitted a reply to Walgreen’s counsel, and SFNTC submitted a reply in July 2011. Neither company has received a response from Walgreen’s counsel. RJR Tobacco and SFNTC each believes that it has valid defenses to Walgreen’s claims.

In March 2012, RJR Tobacco, ASC and SFNTC received separate letters from McLane Company, Inc. regarding the Walgreen matter. Following receipt of a similar demand letter from Walgreen Co., McLane has requested that RJR Tobacco, ASC and SFNTC defend and indemnify affected McLane customers. RJR Tobacco, ASC and SFNTC will submit replies to McLane in April 2012. As with the previous demand, RJR Tobacco, ASC and SFNTC each believes it has valid defenses to any claim for defense or indemnification from Walgreen or McLane.

Finally, in the first quarter of 2005, Commonwealth Brands, Inc., referred to as Commonwealth, was served with an individual smoking and health case, Croft v. Akron Gasket in Cuyahoga County, Ohio. Commonwealth requested indemnity from RJR Tobacco pursuant to the Asset Purchase Agreement dated July 24, 1996, between Commonwealth and B&W, referred to as the 1996 Purchase Agreement. As a result of the B&W business combination, RJR Tobacco agreed to indemnify Commonwealth for this claim to the extent, if any, required by the 1996 Purchase Agreement. The scope of the indemnity will be at issue and has not been determined. On February 2, 2012, the court dismissed the case without prejudice.

Smokeless Tobacco Litigation

As of March 31, 2012, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

American Snuff Co. was served with a complaint that was filed in October 2011 in the U.S. District Court for the Northern District of Mississippi, Vertison v. American Snuff Co., LLC. The plaintiff alleges that as a result of her use of the defendants’ smokeless tobacco products, she developed oral cancer. The plaintiff seeks unspecified compensatory and punitive damages. On January 13, 2012, American Snuff Co. filed its answer to the complaint. Trial is scheduled for August 5, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As described above in “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments—JTI Claims for Indemnification,” RJR Tobacco has received claims for indemnification from JTI, and several of these have been resolved. Although RJR and RJR Tobacco recognize that, under certain circumstances, they may have other unresolved indemnification obligations to JTI under the 1999 Purchase Agreement, RJR and RJR Tobacco disagree what circumstances described in such claims give rise to any indemnification obligations by RJR and RJR Tobacco and the nature and extent of any such obligation. RJR and RJR Tobacco have conveyed their position to JTI, and the parties have agreed to resolve their differences at a later date.

RJR Tobacco, SFNTC and American Snuff Co. have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, SFNTC has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of SFNTC’s products. The cost has been, and is expected to be, insignificant. RJR Tobacco, SFNTC and American Snuff Co. believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of their having manufactured those products.

Except as otherwise noted above, RAI is not able to estimate the maximum potential amount of future payments, if any, related to these indemnification obligations.

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2010	$—	$8,535	$(1,807)	$(218)	$6,510
Net income	—	—	381	—	381
Retirement benefits, net of $2 million tax benefit	—	—	—	(6)	(6)
Cumulative translation adjustment, net of $5 million tax expense	—	—	—	15	15
Dividends—$0.53 per share	—	—	(311)	—	(311)
Common stock repurchased	—	(6)	—	—	(6)
Equity incentive award plan and stock-based compensation	—	8	—	—	8

Balance as of March 31, 2011	$—	$8,537	$(1,737)	$(209)	$6,591

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	270	—	270
Retirement benefits, net of $49 million tax expense	—	—	—	74	74
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	2	2
Cumulative translation adjustment, net of $2 million tax expense	—	—	—	10	10
Dividends - $0.56 per share	—	—	(323)	—	(323)
Common stock repurchased	—	(300)	—	—	(300)
Equity incentive award plan and stock-based compensation	—	11	—	—	11
Excess tax benefit on stock-based compensation plans	—	33	—	—	33

Balance as of March 31, 2012	$—	$8,037	$(1,713)	$(296)	$6,028

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first quarter of 2012, RAI repurchased and cancelled 6,345,898 shares of RAI common stock for $261 million under the above share repurchase program. As of March 31, 2012, RAI had repurchased and cancelled 13,122,535 shares of RAI common stock for $537 million under the above share repurchase program.

In addition, during the first quarter of 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock vesting under the RAI Long-Term Incentive Plan, referred to as the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.

On February 2, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share, or $2.24 on an annualized basis, to shareholders of record as of March 9, 2012.

Note 11 — Stock Plans

In February 2012, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries of 1,222,534 nonvested restricted stock units under the Omnibus Plan, effective March 1, 2012. The restricted stock units generally will vest on March 1, 2015. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2014.

As an equity-based grant, compensation expense relating to the 2012 Omnibus Plan grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

date of grant, or $42.16. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $6.72 per share for the three-year performance period ending December 31, 2014, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 12 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale on February 28, 2011, Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus, and in certain lead markets, CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. On January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, transferred to RJR Tobacco from Santa Fe.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. The amounts presented for the prior year period have been reclassified to reflect the current segment composition.

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

Segment Data:

	For the Three Months Ended March 31,
	2012	2011
Net sales:
RJR Tobacco	$1,631	$1,700
American Snuff	158	167
Santa Fe	100	92
All Other	44	32

Consolidated net sales	$1,933	$1,991

Operating income:
RJR Tobacco	$377	$509
American Snuff	84	86

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	For the Three Months Ended March 31,
	2012	2011
Santa Fe	45	41
All Other	8	1
Corporate expense	(28)	(14)

Consolidated operating income	$486	$623

Reconciliation to income before income taxes:
Operating income (1)	$486	$623
Interest and debt expense	56	55
Interest income	(2)	(3)
Other expense, net	3	—

Income before income taxes	$429	$571

(1)	For information related to restructuring charges, see note 4.

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:

Balances:

	March 31, 2012	December 31, 2011
Accounts receivable	$47	$67
Accounts payable	—	2
Deferred revenue	29	42

Transactions for the three months ended March 31:

	2012	2011
Net sales	$77	$104
Purchases	1	—
RAI common stock purchases from B&W	79	—

RAI’s operating subsidiaries sell contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Pricing for contract manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4.0% of RAI’s total net sales during the three months ended March 31, 2012.

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 1,942,136 shares of RAI common stock from B&W during the first quarter of 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A member of the board of directors of RAI is also the president and chief executive officer of a company from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during the three months ended March 31, 2012 and 2011, and related amounts due at March 31, 2012 and 2011, were less than $1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $3.5 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC, and certain of RAI’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Net sales	$—	$1,831	$32	$(7)	$1,856
Net sales, related party	—	77	—	—	77

Net sales	—	1,908	32	(7)	1,933
Cost of products sold	—	993	8	(7)	994
Selling, general and administrative expenses	2	275	21	—	298
Amortization expense	—	6	—	—	6
Restructuring charge	4	145	—	—	149

Operating income (loss)	(6)	489	3	—	486
Interest and debt expense	54	30	—	(28)	56
Interest income	(28)	(1)	(1)	28	(2)
Other expense (income), net	1	(11)	2	11	3

Income (loss) before income taxes	(33)	471	2	(11)	429
Provision for (benefit from) income taxes	(11)	171	(1)	—	159
Equity income from subsidiaries	292	6	—	(298)	—

Net income	$270	$306	$3	$(309)	$270

For the Three Months Ended March 31, 2011
Net sales	$—	$1,872	$22	$(7)	$1,887
Net sales, related party	—	104	—	—	104

Net sales	—	1,976	22	(7)	1,991
Cost of products sold	—	1,038	4	(7)	1,035
Selling, general and administrative expenses	112	195	20	—	327
Amortization expense	—	6	—	—	6

Operating income (loss)	(112)	737	(2)	—	623
Interest and debt expense	53	32	—	(30)	55
Interest income	(30)	(1)	(2)	30	(3)
Other expense (income), net	1	(12)	—	11	—

Income (loss) before income taxes	(136)	718	—	(11)	571
Provision for (benefit from) income taxes	(54)	243	1	—	190
Equity income from subsidiaries	463	1	—	(464)	—

Net income (loss)	$381	$476	$(1)	$(475)	$381

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Net income	$270	$306	$3	$(309)	$270
Other comprehensive income, net of tax:
Retirement benefits	74	74	—	(74)	74
Unrealized gain on long-term investments	2	2	—	(2)	2
Cumulative translation adjustment and other	10	10	12	(22)	10

Comprehensive income	$356	$392	$15	$(407)	$356

For the Three Months Ended March 31, 2011
Net income (loss)	$381	$476	$(1)	$(475)	$381
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(3)	—	3	(6)
Cumulative translation adjustment and other	15	15	20	(35)	15

Comprehensive income	$390	$488	$19	$(507)	$390

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	$00000000	$00000000	$00000000	$00000000	$00000000
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Cash flows from operating activities	$89	$1,042	$8	$(86)	$1,053

Cash flows from (used in) investing activities:
Capital expenditures	—	(27)	—	—	(27)
Return of intercompany investments	432	—	—	(432)	—
Other, net	20	12	—	(31)	1

Net cash flows from (used in) investing activities	452	(15)	—	(463)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(323)	(75)	—	75	(323)
Repurchase of common stock	(300)	—	—	—	(300)
Excess tax benefit on stock-based compensation plans	33	—	—	—	33
Dividends paid on preferred stock	(11)	—	—	11	—
Distribution of equity	—	(432)	—	432	—
Other, net	(14)	(20)	—	31	(3)

Net cash flows used in financing activities	(615)	(527)	—	549	(593)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Net change in cash and cash equivalents	(74)	500	14	—	440
Cash and cash equivalents at beginning of period	328	1,361	267	—	1,956

Cash and cash equivalents at end of period	$254	$1,861	$281	$—	$2,396

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	$00000000	$00000000	$00000000	$00000000	$00000000
	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2011
Cash flows from (used in) operating activities	$408	$1,122	$(11)	$(591)	$928

Cash flows from (used in) investing activities:
Capital expenditures	—	(44)	—	—	(44)
Net proceeds from sale of business	79	123	—	—	202
Other, net	20	12	—	(31)	1

Net cash flows from investing activities	99	91	—	(31)	159

Cash flows from (used in) financing activities:
Dividends paid on common stock	(285)	(580)	—	580	(285)
Repurchase of common stock	(6)	—	—	—	(6)
Dividends paid on preferred stock	(11)	—	—	11	—
Other, net	(11)	(20)	—	31	—

Net cash flows used in financing activities	(313)	(600)	—	622	(291)

Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8

Net change in cash and cash equivalents	194	613	(3)	—	804
Cash and cash equivalents at beginning of period	327	1,616	252	—	2,195

Cash and cash equivalents at end of period	$521	$2,229	$249	$—	$2,999

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2012
Assets
Cash and cash equivalents	$254	$1,861	$281	$—	$2,396
Accounts receivable	—	61	29	—	90
Accounts receivable, related party	—	47	—	—	47
Other receivables	168	49	37	(206)	48
Inventories	—	927	46	(1)	972
Deferred income taxes, net	—	946	1	(8)	939
Prepaid expenses and other	11	248	6	(23)	242

Total current assets	433	4,139	400	(238)	4,734
Property, plant and equipment, net	5	1,054	3	1	1,063
Trademarks and other intangible assets, net	—	2,548	50	—	2,598
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,940	1,314	—	(3,254)	—
Investment in subsidiaries	9,028	480	—	(9,508)	—
Other assets and deferred charges	67	172	73	(45)	267

Total assets	$11,473	$17,706	$537	$(13,044)	$16,672

Liabilities and shareholders’ equity
Accounts payable	$1	$137	$13	$—	$151
Tobacco settlement accruals	—	3,095	—	—	3,095
Deferred revenue, related party	—	29	—	—	29
Current maturities of long-term debt	395	58	—	—	453
Other current liabilities	527	847	35	(237)	1,172

Total current liabilities	923	4,166	48	(237)	4,900
Intercompany notes and interest payable	1,314	1,940	—	(3,254)	—
Long-term debt (less current maturities)	3,140	60	—	—	3,200
Deferred income taxes, net	—	628	3	(45)	586
Long-term retirement benefits (less current portion)	48	1,598	12	—	1,658
Other noncurrent liabilities	20	278	2	—	300
Shareholders’ equity	6,028	9,036	472	(9,508)	6,028

Total liabilities and shareholders’ equity	$11,473	$17,706	$537	$(13,044)	$16,672

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$1,361	$267	$—	$1,956
Accounts receivable	—	77	24	—	101
Accounts receivable, related party	—	67	—	—	67
Other receivables	95	50	39	(138)	46
Inventories	—	929	38	—	967
Deferred income taxes, net	—	952	1	(8)	945
Prepaid expenses and other	19	200	7	(1)	225

Total current assets	442	3,636	376	(147)	4,307
Property, plant and equipment, net	5	1,061	3	1	1,070
Trademarks and other intangible assets, net	—	2,553	49	—	2,602
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,960	1,325	—	(3,285)	—
Investment in subsidiaries	9,139	463	—	(9,602)	—
Other assets and deferred charges	68	171	71	(45)	265

Total assets	$11,614	$17,208	$510	$(13,078)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$107	$6	$—	$113
Tobacco settlement accruals	—	2,530	—	—	2,530
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	457
Other current liabilities	421	827	31	(147)	1,132

Total current liabilities	820	3,566	37	(147)	4,276
Intercompany notes and interest payable	1,325	1,960	—	(3,285)	—
Long-term debt (less current maturities)	3,145	61	—	—	3,206
Deferred income taxes, net	—	553	3	(45)	511
Long-term retirement benefits (less current portion)	48	1,699	12	—	1,759
Other noncurrent liabilities	25	224	2	—	251
Shareholders’ equity	6,251	9,145	456	(9,601)	6,251

Total liabilities and shareholders’ equity	$11,614	$17,208	$510	$(13,078)	$16,254

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Net sales	$—	$—	$1,568	$297	$(9)	$1,856
Net sales, related party	—	—	77	—	—	77

Net sales	—	—	1,645	297	(9)	1,933
Cost of products sold	—	—	908	95	(9)	994
Selling, general and administrative expenses	2	—	224	72	—	298
Amortization expense	—	—	5	1	—	6
Restructuring charge	4	—	138	7	—	149

Operating income (loss)	(6)	—	370	122	—	486
Interest and debt expense	54	2	—	40	(40)	56
Interest income	(28)	(1)	(12)	(1)	40	(2)
Other expense (income), net	1	(12)	1	2	11	3

Income (loss) before income taxes	(33)	11	381	81	(11)	429
Provision for (benefit from) income taxes	(11)	—	143	27	—	159
Equity income from subsidiaries	292	238	—	—	(530)	—

Net income	$270	$249	$238	$54	$(541)	$270

For the Three Months Ended March 31, 2011
Net sales	$—	$—	$1,629	$287	$(29)	$1,887
Net sales, related party	—	—	102	2	—	104

Net sales	—	—	1,731	289	(29)	1,991
Cost of products sold	—	—	975	89	(29)	1,035
Selling, general and administrative expenses	112	—	135	80	—	327
Amortization expense	—	—	5	1	—	6

Operating income (loss)	(112)	—	616	119	—	623
Interest and debt expense	53	2	—	41	(41)	55
Interest income	(30)	(1)	(11)	(2)	41	(3)
Other expense (income), net	1	(12)	1	(1)	11	—

Income (loss) before income taxes	(136)	11	626	81	(11)	571
Provision for (benefit from) income taxes	(54)	—	213	31	—	190
Equity income from subsidiaries	463	413	—	—	(876)	—

Net income	$381	$424	$413	$50	$(887)	$381

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Net income	$270	$249	$238	$54	$(541)	$270
Other comprehensive income, net of tax:
Retirement benefits	74	73	73	—	(146)	74
Unrealized gains on long-term investments	2	1	2	—	(3)	2
Cumulative translation adjustment and other	10	9	9	12	(30)	10

Comprehensive income	$356	$332	$322	$66	$(720)	$356

For the Three Months Ended March 31, 2011
Net income	$381	$424	$413	$50	$(887)	$381
Other comprehensive income (loss), net of tax:
Retirement benefits	(6)	(6)	(6)	(3)	15	(6)
Cumulative translation adjustment and other	15	15	15	20	(50)	15

Comprehensive income	$390	$433	$422	$67	$(922)	$390

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2012
Cash flows from operating activities	$89	$285	$929	$41	$(291)	$1,053

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(9)	(18)	—	(27)
Return of intercompany investments	432	262	—	—	(694)	—
Other, net	20	9	11	—	(39)	1

Net cash flows from (used in) investing activities	452	271	2	(18)	(733)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(323)	(75)	(205)	—	280	(323)
Repurchase of common stock	(300)	—	—	—	—	(300)
Excess tax benefit on stock-based compensation plans	33	—	—	—	—	33
Dividends paid on preferred stock	(11)	—	—	—	11	—
Distribution of equity	—	(432)	(262)	—	694	—
Other, net	(14)	—	—	(28)	39	(3)

Net cash flows used in financing activities	(615)	(507)	(467)	(28)	1,024	(593)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net change in cash and cash equivalents	(74)	49	464	1	—	440
Cash and cash equivalents at beginning of period	328	8	1,257	363	—	1,956

Cash and cash equivalents at end of period	$254	$57	$1,721	$364	$—	$2,396

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended March 31, 2011
Cash flows from operating activities	$408	$561	$1,045	$55	$(1,141)	$928

Cash flows from (used in) investing activities:
Capital expenditures	—	—	(10)	(34)	—	(44)
Net proceeds from sale of business	79	—	123	—	—	202
Other, net	20	8	12	—	(39)	1

Net cash flows from (used in) investing activities	99	8	125	(34)	(39)	159

Cash flows from (used in) financing activities:
Dividends paid on common stock	(285)	(580)	(550)	—	1,130	(285)
Repurchase of common stock	(6)	—	—	—	—	(6)
Dividends paid on preferred stock	(11)	—	—	—	11	—
Other, net	(11)	—	—	(28)	39	—

Net cash flows used in financing activities	(313)	(580)	(550)	(28)	1,180	(291)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8

Net change in cash and cash equivalents	194	(11)	620	1	—	804
Cash and cash equivalents at beginning of period	327	14	1,506	348	—	2,195

Cash and cash equivalents at end of period	$521	$3	$2,126	$349	$—	$2,999

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
March 31, 2012
Assets
Cash and cash equivalents	$254	$57	$1,721	$364	$—	$2,396
Accounts receivable	—	—	49	41	—	90
Accounts receivable, related party	—	—	47	—	—	47
Other receivables	168	25	143	112	(400)	48
Inventories	—	—	483	489	—	972
Deferred income taxes, net	—	—	901	46	(8)	939
Prepaid expenses and other	11	—	198	54	(21)	242

Total current assets	433	82	3,542	1,106	(429)	4,734
Property, plant and equipment, net	5	—	641	416	1	1,063
Trademarks and other intangible assets, net	—	—	1,246	1,352	—	2,598
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	1,940	148	1,315	—	(3,403)	—
Investment in subsidiaries	9,028	6,935	467	—	(16,430)	—
Other assets and deferred charges	67	24	159	73	(56)	267

Total assets	$11,473	$7,189	$12,673	$5,654	$(20,317)	$16,672

Liabilities and shareholders’ equity
Accounts payable	$1	$—	$113	$37	$—	$151
Tobacco settlement accruals	—	—	3,004	91	—	3,095
Deferred revenue, related party	—	—	29	—	—	29
Current maturities of long-term debt	395	58	—	—	—	453
Other current liabilities	527	158	709	208	(430)	1,172

Total current liabilities	923	216	3,855	336	(430)	4,900
Intercompany notes and interest payable	1,314	—	—	2,089	(3,403)	—
Long-term debt (less current maturities)	3,140	60	—	—	—	3,200
Deferred income taxes, net	—	—	129	512	(55)	586
Long-term retirement benefits (less current portion)	48	23	1,480	107	—	1,658
Other noncurrent liabilities	20	1	274	5	—	300
Shareholders’ equity	6,028	6,889	6,935	2,605	(16,429)	6,028

Total liabilities and shareholders’ equity	$11,473	$7,189	$12,673	$5,654	$(20,317)	$16,672

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$8	$1,257	$363	$—	$1,956
Accounts receivable	—	—	62	39	—	101
Accounts receivable, related party	—	—	67	—	—	67
Other receivables	95	38	145	110	(342)	46
Inventories	—	—	480	487	—	967
Deferred income taxes, net	—	1	907	45	(8)	945
Prepaid expenses and other	19	—	178	28	—	225

Total current assets	442	47	3,096	1,072	(350)	4,307
Property, plant and equipment, net	5	—	652	412	1	1,070
Trademarks and other intangible assets, net	—	—	1,251	1,351	—	2,602
Goodwill	—	—	5,303	2,707	—	8,010
Long-term intercompany notes	1,960	157	1,325	—	(3,442)	—
Investment in subsidiaries	9,139	7,076	456	—	(16,671)	—
Other assets and deferred charges	68	24	157	72	(56)	265

Total assets	$11,614	$7,304	$12,240	$5,614	$(20,518)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$—	$87	$26	$—	$113
Tobacco settlement accruals	—	—	2,461	69	—	2,530
Due to related party	—	—	2	—	—	2
Deferred revenue, related party	—	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	—	457
Other current liabilities	421	100	711	250	(350)	1,132

Total current liabilities	820	158	3,303	345	(350)	4,276
Intercompany notes and interest payable	1,325	—	—	2,117	(3,442)	—
Long-term debt (less current maturities)	3,145	61	—	—	—	3,206
Deferred income taxes, net	—	—	60	507	(56)	511
Long-term retirement benefits (less current portion)	48	24	1,579	108	—	1,759
Other noncurrent liabilities	25	1	222	3	—	251
Shareholders’ equity	6,251	7,060	7,076	2,534	(16,670)	6,251

Total liabilities and shareholders’ equity	$11,614	$7,304	$12,240	$5,614	$(20,518)	$16,254

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the first quarter of 2012 with the first quarter of 2011. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale on February 28, 2011, Lane. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of STG for net proceeds of $202 million in cash. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, among other RAI subsidiaries, is included in All Other. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. On January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, transferred to RJR Tobacco from Santa Fe.

American Snuff is the second largest smokeless tobacco products manufacturer in the United States. American Snuff’s primary brands include its largest selling moist snuff brands, GRIZZLY and KODIAK.

Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. The amounts presented for the prior year period have been reclassified to reflect the current year segment composition.

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant equity support. The support brands include four premium brands, WINSTON, KOOL, SALEM and CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. Data with respect to support and non-support brands are presented herein on a combined basis in Other. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco has discontinued many of its non-core cigarette styles as well as private-label cigarette brands. RJR Tobacco’s modern smoke-free products, snus and dissolvable tobacco products, are marketed under the CAMEL brand and focus on long-term growth.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in the first three months of 2012. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

American Snuff Co. has replaced its manufacturing operations in Memphis, Tennessee, with production beginning at its new facility in early 2012, and has increased its tobacco-processing capacity in Clarksville, Tennessee.

Santa Fe

Santa Fe competes primarily in the U.S. cigarette market. Santa Fe’s cigarette brand, NATURAL AMERICAN SPIRIT, is priced at a premium compared with most other competitive brands, and is differentiated from key competitors through its use of all natural, additive-free tobacco. Competition in the cigarette category is based primarily on brand positioning, including price, product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for four Engle Progeny cases described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

State Settlement Agreements

RJR Tobacco and Santa Fe are participants in the MSA, and RJR Tobacco is a participant in the other State Settlement Agreements. Their obligations and the related expense charges under the State Settlement Agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges to RJR Tobacco under these agreements is recorded in cost of products sold as the products are shipped. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated. American Snuff Co. is not a participant in the State Settlement Agreements. For more information related to historical and expected settlement expenses and payments under the State Settlement Agreements, see “— Litigation Affecting the Cigarette Industry—Health-Care Cost Recovery Cases — State Settlement Agreements” and “— State Settlement Agreements — Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

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

During the fourth quarter of 2011, RAI changed its method of recognizing actuarial gains and losses for pension and postretirement benefit plans. Prior year results have been adjusted to reflect the accounting change. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as an MTM adjustment, to the extent such gains and losses are in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31.

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of the fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. Although RAI believes it has based impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are tested for impairment annually, in the fourth quarter. Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired.

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

Results of Operations

	For the Three Months Ended March 31,
	2012	2011	% Change
Net sales(1):
RJR Tobacco	$1,631	$1,700	(4.1)%
American Snuff	158	167	(5.4)%
Santa Fe	100	92	8.7%
All Other	44	32	37.5%

Net sales	1,933	1,991	(2.9)%
Cost of products sold(1)(2)	994	1,035	(4.0)%
Selling, general and administrative expenses	298	327	(8.9)%
Amortization expense	6	6	—
Restructuring charge	149	—	NM (3)

Operating income:
RJR Tobacco	377	509	(25.9)%
American Snuff	84	86	(2.3)%
Santa Fe	45	41	9.8%
All Other	8	1	NM (3)
Corporate expense	(28)	(14)	100.0%

Operating income	$486	$623	(22.0)%

(1)	Excludes excise taxes of:

	For The Three Months Ended March 31,
	2012	2011
RJR Tobacco	$818	$868
American Snuff	12	21
Santa Fe	35	36
All Other	58	49

	$923	$974

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.
(3)	Percentage of change not meaningful.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended March 31,
	2012	2011	% Change
Growth brands:
CAMEL	5.1	4.9	4.4%
PALL MALL	4.9	5.2	(5.2)%

	10.0	10.0	(0.5)%
Other	6.3	7.2	(13.0)%

Total domestic	16.3	17.3	(5.8)%

Total premium	9.5	9.7	(1.4)%
Total value	6.7	7.6	(11.0)%
Premium/total mix	58.5%	56.0%
Industry(2):
Premium	47.4	49.0	(3.2)%
Value	19.4	20.6	(5.7)%

Total domestic	66.8	69.6	(4.0)%

Premium/total mix	70.9%	70.4%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and excise taxes.

RJR Tobacco’s net sales for the quarter ended March 31, 2012, decreased compared with the prior-year quarter, due to $95 million attributable to lower cigarette volume and lower related party sales of $25 million, partially offset by higher pricing of $57 million as well as a favorable premium-to-value mix.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	March 31, 2012	December 31, 2011	Share Point Change	March 31, 2011	Share Point Change
Growth brands:
CAMEL	8.4%	8.6%	(0.2)	8.3%	0.1
PALL MALL	8.5%	8.7%	(0.2)	8.5%	—

Total growth brands	16.9%	17.4%	(0.4)	16.9%	0.1
Other	9.9%	10.1%	(0.2)	11.1%	(1.2)

Total domestic	26.8%	27.4%	(0.6)	28.0%	(1.2)

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

The retail share of market of CAMEL at 8.4 share points, increased slightly compared with the prior-year quarter. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.

CAMEL’s cigarette market share was favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s first quarter of 2012 menthol market share, including CAMEL Crush, increased 0.6 percentage points from the first quarter of 2011 to 2.7 percent.

CAMEL Snus, a smoke-free tobacco product, was expanded into select outlets nationally in 2009, and continues to bring awareness to this new smoke-free category. CAMEL Snus continued to show steady growth as interest builds in this convenient option for adult tobacco consumers. CAMEL Snus Mint was expanded in select markets beginning in the second quarter of 2012.

CAMEL’s refined and improved line of dissolvable tobacco products continues to generate new consumer insights after being introduced in two new lead markets in the first quarter of 2011.

PALL MALL delivered stable share performance in the first quarter. PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price continues to attract interest from adult tobacco consumers. Despite significant competitive activity and many offerings below PALL MALL’s price point, the brand’s first-quarter market share remained stable from the prior-year period at 8.5%.

The combined share of market of RJR Tobacco’s growth brands during the first quarter of 2012 increased by 0.1 share points over the same period in 2011. RJR Tobacco’s total cigarette market share declined from the prior year as RJR Tobacco has discontinued many of its non-core cigarette styles and has de-emphasized low-margin private-label brands. These actions are consistent with RJR Tobacco’s strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three-month period ended March 31, 2012, was unfavorably impacted by lower cigarette volume on support and non-support brands, partially offset by higher cigarette pricing and productivity improvements.

In addition, RJR Tobacco incurred a restructuring charge of $138 million during the first quarter of 2012. Of this amount, approximately $100 million relates to cash severance and $38 million is related to associated postretirement benefits. The job eliminations are expected to be completed by the end of 2014.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended March 31,
	2012	2011
State Settlement Agreements	$540	$560
Federal tobacco quota buyout	53	57
FDA user fees	29	29

Expenses under the State Settlement Agreements are expected to be approximately $2.4 billion in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $210 million to $220 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $110 million to $120 million in 2012. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $42 million and $43 million for the three months ended March 31, 2012 and 2011, respectively. For additional information, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through March 31, 2013.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended March 31,
	2012	2011	% Change
GRIZZLY	93.0	85.0	9.4%
Other	11.5	12.0	(4.9)%

Total moist snuff	104.4	97.0	7.6%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

American Snuff’s net sales for the three-month period ended March 31, 2012, were unfavorably impacted by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the first quarter of 2012, with gains on core styles.

The shares of American Snuff’s moist snuff brands as a percentage of total share U.S. retail moist snuff sales according to IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	March 31, 2012	December 31, 2011	Share Point Change	March 31, 2011	Share Point Change
GRIZZLY	28.7%	28.0%	0.7	26.5%	2.2
Other	3.5%	3.5%	—	3.8%	(0.3)

Total moist snuff	32.2%	31.6%	0.6	30.3%	1.9

(1)

Retail share of U.S. moist snuff sales data is included in this document because it is used by American Snuff primarily as an indicator of the relative performance of industry participants, and brands and market trends. You should not rely on the market share data reported by IRI/Capstone as being a precise measurement of actual market share because IRI/Capstone is not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

(2)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Prior year shares have been restated to reflect current methodology.

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 85% of American Snuff’s revenue in the first quarter of 2012 compared with approximately 80% of American Snuff’s revenue in the first quarter of 2011. U.S. moist snuff industry shipment volume grew by approximately 5.0% in the first quarter of 2012 compared with the same period in 2011.

The increase in GRIZZLY’s market share of moist snuff in the first quarter of 2012, from the first quarter of 2011, was due to growth across the brand family, resulting from new retail contracts that were introduced in the first quarter of 2011, as well as support from the larger field trade marketing organization. These changes have strengthened GRIZZLY’s product distribution and retail presence. In the industry, the moist pouch segment grew approximately 10.5% in 2012, and now accounts for over 9% of moist snuff industry volume. GRIZZLY’s pouch styles accounted for approximately 30% of the pouch segment at March 31, 2012.

Operating Income

American Snuff’s operating income for the three months ended March 31, 2012, decreased as compared with the three months ended March 31, 2011, due to high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011, partially offset by higher moist snuff pricing and sales volume.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended March 31,
	2012	2011	% Change
NATURAL AMERICAN SPIRIT	0.6	0.6	0.4%

Santa Fe’s net sales for the three-month period ended March 31, 2012, were favorably impacted by higher pricing. The moderate cigarette shipment volume growth of 0.4% was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain in the first quarter of 2012. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	March 31, 2012	December 31, 2011	Share Point Change	March 31, 2011	Share Point Change
NATURAL AMERICAN SPIRIT	1.1%	1.1%	—	0.9%	0.2

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

Operating Income

Santa Fe’s operating income for the three months ended March 31, 2012, increased as compared with the three months ended March 31, 2011, as a result of higher cigarette pricing, partially offset by higher MSA costs.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended March 31,
	2012	2011
MSA	$16	$13
Federal tobacco quota buyout	2	2
FDA user fees	1	1

Expenses under the MSA are expected to be approximately $85 million in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $10 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $5 million in 2012. For additional information, see “— Governmental Activity” below.

RAI Consolidated

Interest and debt expense was $56 million for the quarter ended March 31, 2012, compared with $55 million for the quarter ended March 31, 2011.

Restructuring costs of $149 million were recorded during the first quarter of 2012. RAI and its subsidiaries, RJR Tobacco and RAI Services Company, have completed a business analysis designed to identify resources to reinvest in their businesses. As a result of this initiative, the total U.S. workforce of RAI and its subsidiaries will decline by a net of approximately 10% upon the completion of the restructuring by the end of 2014. Job eliminations, a majority of which were voluntary, during that period will be partially offset by the hiring of new employees as and where needed.

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge. Of the cash portion, $16 million had been paid as of March 31, 2012. Accordingly, in the condensed consolidated balance sheet (unaudited) as of March 31, 2012,

$32 million was included in other current liabilities and $63 million was included in other noncurrent liabilities. Cost savings related to the restructuring are expected to be approximately $25 million during 2012 and increasing to approximately $70 million in 2015.

Provision for income taxes was $159 million, for an effective rate of 37.0%, for the three months ended March 31, 2012, compared with $190 million, for an effective rate of 33.3%, for the three months ended March 31, 2011. The effective tax rate for the first three months of 2012 was favorably impacted by a $2 million decrease in tax attributable to the reversal of tax reserves and interest related to state audit settlements. The effective tax rate for the first three months of 2011 was favorably impacted by $22 million resulting from the reversal of tax reserves and interest related to a state statute expiration. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement and Term Loan described below under “— Borrowing Arrangements”. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended March 31, 2012, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.

As of March 31, 2012, R.J. Reynolds Tobacco C.V., referred to as RJRTCV, and an indirect wholly owned subsidiary of RAI, held approximately 126 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s condensed consolidated balance sheet (unaudited). Nearly two-thirds of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Finland, France, Germany and the Netherlands. The average maturity of the fund was 41 days as of March 31, 2012. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on its liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of March 31, 2012, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $1,053 million in the first three months of 2012, compared with $928 million in the first three months of 2011. This change was driven primarily by higher excise taxes, accounts receivable and inventory balances in 2011 as well as a lower accounts payable balance in 2011, partially offset by higher promotional spending in 2012.

Net cash flows used in investing activities were $26 million in the first three months of 2012, compared with $159 million from investing activities in the first three months of 2011, primarily due to proceeds from the sale of the Lane business during the 2011 period, partially offset by higher capital expenditures in the first three months of 2011.

Net cash flows used in financing activities were $593 million in the first three months of 2012, compared with $291 million in the prior-year period. This increase was the result of the repurchase of common stock and an increase in the comparable quarterly common stock dividend in 2012 .

Borrowing Arrangements

RAI and RJR Notes

As of March 31, 2012, the principal amount of RAI’s and RJR’s outstanding long-term notes was $3.5 billion, with maturity dates ranging from 2012 to 2037. At their option, RAI and RJR, as applicable, may redeem any or all of their outstanding fixed-rate notes, except RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of March 31, 2012, in whole or in part at any time, subject to the payment of a make-whole premium.

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

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of March 31, 2012, there were no borrowings, and $7 million of letters of credit outstanding, under the Credit Agreement.

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

On March 27, 2012, RAI and the subsidiary guarantors entered into a First Amendment to Credit Agreement and First Amendment to Subsidiary Guarantee Agreement to provide for the further guarantee by the subsidiary guarantors of RAI’s obligations to the lenders and affiliates thereof under certain designated swap, forward, future or derivative transactions or options or similar agreements from time to time entered into between RAI and such lenders or affiliates.

Term Loan

On February 24, 2012, RAI entered into a Term Loan with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million amount under the Term Loan. The Term Loan matures on December 28, 2012. RAI will use the proceeds for general corporate purposes, including to help pay at maturity the RAI and RJR notes maturing in 2012, to make payments under the MSA and to purchase shares under its share repurchase program.

The Term Loan contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the Term Loan, and (b) limit the ability of RAI and its Material Subsidiaries, as such term is defined in the Term Loan, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Term Loan also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries. The covenants in the Term Loan are subject to a number of qualifications and exceptions. The financial covenant levels in the Term Loan are 3.00 to 1.00 for the consolidated leverage ratio and 4.00 to 1.00 for the consolidated interest coverage ratio. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

Borrowings under the Term Loan bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon RAI’s senior unsecured long-term debt credit rating, plus:

•

the alternate base rate, which is the greatest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.5% and (c) the reserve adjusted eurodollar rate for a one month interest period plus 1%; or

•

the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months (or shorter periods if agreed to by the Administrative Agent and the lenders) are offered in the interbank eurodollar market.

The amount borrowed on April 11, 2012, will initially bear interest at the rate of 2.0%. Overdue principal and, to the extent permitted by law, overdue interest, outstanding under the Term Loan bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.0% per annum.

The obligations of RAI under the Term Loan are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed, on an unsecured basis, RAI’s obligations under the Term Loan.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at March 31, 2012.

Dividends

On February 2, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share. The dividends were paid on April 2, 2012, to shareholders of record as of March 9, 2012.

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first quarter of 2012, RAI had repurchased and cancelled 6,345,898 shares of RAI common stock for $261 million under the above share repurchase program. As of March 31, 2012, RAI had repurchased and cancelled 13,122,535 shares of RAI common stock for $537 million under the above share repurchase program.

Additionally, during 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $27 million and $44 million for the first three months of 2012 and 2011, respectively. The decrease was primarily the result of American Snuff facility expansion projects in 2011. RAI’s operating subsidiaries plan to spend an additional $95 million to $105 million for capital expenditures during the remainder of 2012. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2012.

Retirement Benefits

As disclosed in its financial statements for the year ended December 31, 2011, RAI expects to contribute up to $309 million to its pension plans in 2012, of which $3 million was contributed during the first three months of 2012.

A workforce reduction in 2012 due to changes in the organizational structure of RJR Tobacco, RAI and RAI Services Company met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The pension obligation and assets were re-measured and a $90 million favorable change in the funded status was recorded. The MTM adjustment was insignificant. In addition, the pension income for 2012 was revised to $15 million. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. Accordingly, the postretirement plans were not re-measured.

Litigation and Settlements

RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of March 31, 2012, RJR Tobacco had paid approximately $18 million since January 1, 2010, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

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

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $4.3 billion for the years 2003 through 2011. For more information related to this dispute, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements— Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

An accrual of $65 million was recorded for four Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited). This amount includes $53 million for compensatory and punitive damages and $12 million for attorneys’ fees and statutory interest through March 31, 2012. RJR Tobacco expects to pay these judgments in the second quarter of 2012.

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. As of March 31, 2012 and December 31, 2011, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.22. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2012 legislative session. As of March 31, 2012,

•	28 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 100% in Wisconsin;

•	19 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and

•

two states imposed a unit tax on moist snuff: Kentucky with a tax of $0.19 per unit, and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight. During the first quarter of 2012, legislation to convert from an ad valorem to a weight-based tax on moist snuff had not been introduced in any state.

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

•

on December 14, 2011, the Institute of Medicine, as required under the FDA Tobacco Act, issued a report entitled “Scientific Standards for Studies on Modified Risk Tobacco Products” for consideration by the FDA as it develops regulation and or guidance regarding the scientific studies and surveillance relevant to an assessment of modified risk tobacco product submissions; and

•

on March 30, 2012, the FDA issued draft guidance on the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act.

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

A “Center for Tobacco Products,” referred to as the Center, has been established within the FDA, funded through quarterly user fees that will be assessed against tobacco product manufacturers and importers based on market share. The total amount of user fees to be collected over the first ten years will be approximately $5.4 billion. The expense related to the FDA user fees of RAI’s operating companies for 2012 will be approximately $125 million.

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

The TPSAC held meetings in July 2011 and January 2012 to discuss the nature and impact of the use of the dissolvable tobacco products on public health. At a meeting on March 1, 2012, the TPSAC presented its final report and recommendations with respect to dissolvable tobacco products. The FDA will consider the report and recommendations and determine what future action, if any, is warranted with respect to dissolvable tobacco products. There is no timeline or statutory requirement for the FDA to act on the TPSAC’s recommendations.

A subcommittee of the TPSAC also met in June and July, 2010, to discuss recommendations for the development of a list of harmful and potentially harmful tobacco constituents. At a meeting held in August 2010, the subcommittee provided to the full TPSAC its recommendations and a draft initial list of harmful and potentially harmful tobacco constituents, which the TPSAC adopted. On April 3, 2012, the FDA published a notice in the Federal Register establishing the list of harmful and potentially harmful tobacco constituents.

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the United States District Court for the District of Columbia a lawsuit challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in note 9 to condensed consolidated financial statements (unaudited).

On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see “— Litigation Affecting the Cigarette Industry — Other Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

Other Contingencies

For information relating to other contingencies of RAI, RJR, RJR Tobacco, American Snuff Co. and SFNTC, see “— Other Contingencies” in note 9 to condensed consolidated financial statements (unaudited).

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

The table below provides information, as of March 31, 2012, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(1)
Investments:
Variable rate	$1,833	$—	$—	$—	$—	$58	$1,891	$1,891
Average interest rate	0.1%	—	—	—	—	2.4%	0.2%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Fixed-rate	$450	$685	$—	$200	$775	$1,400	$3,510	$4,016
Average interest rate(2)	7.3%	7.4%	—	7.3%	7.6%	7.1%	7.3%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.

(2)	Based upon coupon interest rates for fixed-rate instruments.

RAI’s exposure to foreign currency transactions was not material to results of operations for the three months ended March 31, 2012, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its Term Loan and its credit facility, interest rate swaps and notes (and the associated guarantees of the foregoing) will not impair its payment of quarterly dividends.

The following table summarizes RAI’s purchases of its common stock during the first quarter of 2012:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
February 1, 2012 to February 29, 2012	3,949,363	$40.75	3,949,363	$2,063

March 1, 2012 to March 31, 2012	3,318,181	42.05	2,396,535	1,963

First Quarter Total	7,267,544	41.34	6,345,898	1,963

[1]	During March 2012, RAI repurchased and cancelled 921,646 shares of its common stock with respect to the tax liability associated with vesting of restricted stock grants under the LTIP.
[2]	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
10.1	Reynolds American Inc. Outside Directors’ Compensation Summary, effective January 1, 2012 (incorporated by reference to Exhibit 10.26 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.2	Equity Incentive Award Plan for Directors of Reynolds American Inc. (Amended and Restated Effective February 2, 2012) (incorporated by reference to Exhibit 10.27 to Reynolds American Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.3	Term Loan Agreement, dated as of February 24, 2012, among Reynolds American Inc., the agents and other parties named therein, and the lending institutions listed on Schedule 2.01 thereto (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s Form 8-K, dated February 24, 2012).

10.4	Subsidiary Guarantee Agreement, dated as of February 24, 2012, among certain of the subsidiaries of Reynolds American Inc. as guarantors and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to Reynolds American Inc.’s Form 8-K, dated February 24, 2012).

10.5	Form of Performance Share Agreement (three-year vesting), dated March 1, 2012, between Reynolds American Inc. and the grantee named therein.

10.6	First Amendment to Credit Agreement and First Amendment to Subsidiary Guarantee Agreement, dated as of March 27, 2012, among Reynolds American Inc. and the lending institutions and subsidiary guarantors listed on the respective signature pages thereof (incorporated by reference to Exhibit 10 to Reynolds American Inc.’s Form 8-K, dated March 27, 2012).

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: April 26, 2012	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)