Form 10-Q
period 2012-06-30
REYNOLDS AMERICAN INC
filed 2012-07-25
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 565,449,042 shares of common stock, par value $.0001 per share, as of July 9, 2012.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net sales(1)	$2,089	$2,128	$3,945	$4,015
Net sales, related party	87	139	164	243

Net sales	2,176	2,267	4,109	4,258
Costs and expenses:
Cost of products sold(1)	1,112	1,193	2,106	2,228
Selling, general and administrative expenses	325	488	623	815
Amortization expense	5	6	11	12
Restructuring charge	—	—	149	—

Operating income	734	580	1,220	1,203
Interest and debt expense	58	55	114	110
Interest income	(2)	(3)	(4)	(6)
Other expense, net	2	—	5	—

Income before income taxes	676	528	1,105	1,099
Provision for income taxes	233	201	392	391

Net income	$443	$327	$713	$708

Basic income per share:
Net income	$0.78	$0.56	$1.25	$1.21

Diluted income per share:
Net income	$0.78	$0.56	$1.24	$1.21

Dividends declared per share	$0.59	$0.53	$1.15	$1.06

(1)	Excludes excise taxes of $1,028 million and $1,092 million for the three months ended June 30, 2012 and 2011, respectively, and $1,951 million and $2,066 million for the six months ended June 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net income	$443	$327
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (2012 — $17; 2011 — $18)	26	30
Unrealized loss on long-term investments, net of tax benefit (2011 — $1)	(1)	(2)
Unrealized loss on hedging instruments, net of tax benefit (2012 — $8)	(14)	—
Cumulative translation adjustment and other, net of tax (benefit) expense (2012 — $(4); 2011 — $4)	(15)	5

Comprehensive income	$439	$360

	For the Six Months Ended June 30,
	2012	2011
Net income	$713	$708
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (2012 — $66; 2011 — $16)	100	24
Unrealized gain (loss) on long-term investments, net of tax expense (benefit) (2012 — $1; 2011 — $(1))	1	(2)
Unrealized loss on hedging instruments, net of tax benefit (2012 — $8)	(14)	—
Cumulative translation adjustment and other, net of tax (benefit) expense (2012 — $(2); 2011 — $9)	(5)	20

Comprehensive income	$795	$750

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from (used in) operating activities:
Net income	$713	$708
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	66	72
Restructuring charge, net of cash payments	119	—
Deferred income tax expense	89	112
Pension and postretirement	(36)	(39)
Tobacco settlement	(812)	(832)
Other, net	(203)	(37)

Net cash flows used in operating activities	(64)	(16)

Cash flows from (used in) investing activities:
Capital expenditures	(50)	(92)
Net proceeds from sale of business	—	202
Proceeds from termination of joint venture	30	32
Other, net	3	5

Net cash flows (used in) from investing activities	(17)	147

Cash flows from (used in) financing activities:
Dividends paid on common stock	(643)	(594)
Repurchase of common stock	(551)	(6)
Repayment of long-term debt	(451)	(400)
Principal borrowings under term loan credit facility	750	—
Excess tax benefit on stock-based compensation plans	33	—
Other, net	(3)	—

Net cash flows used in financing activities	(865)	(1,000)

Effect of exchange rate changes on cash and cash equivalents	(5)	12

Net change in cash and cash equivalents	(951)	(857)
Cash and cash equivalents at beginning of period	1,956	2,195

Cash and cash equivalents at end of period	$1,005	$1,338

Income taxes paid, net of refunds	$419	$378
Interest paid, net of capitalized interest (2011— $2)	$131	$105

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,005	$1,956
Accounts receivable	111	101
Accounts receivable, related party	53	67
Other receivables	45	46
Inventories	917	967
Deferred income taxes, net	930	945
Prepaid expenses and other	286	225

Total current assets	3,347	4,307
Property, plant and equipment, net of accumulated depreciation (2012 — $1,591; 2011 — $1,615)	1,053	1,070
Trademarks and other intangible assets, net of accumulated amortization (2012 — $707; 2011 — $696)	2,591	2,602
Goodwill	8,010	8,010
Other assets and deferred charges	233	265

	$15,234	$16,254

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$123	$113
Tobacco settlement accruals	1,720	2,530
Due to related party	1	2
Deferred revenue, related party	17	42
Current maturities of long-term debt	624	457
Term loan credit facility	750	—
Other current liabilities	1,076	1,132

Total current liabilities	4,311	4,276
Long-term debt (less current maturities)	2,569	3,206
Deferred income taxes, net	641	511
Long-term retirement benefits (less current portion)	1,595	1,759
Other noncurrent liabilities	227	251
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2012 — 565,449,042; 2011 — 576,135,199)	—	—
Paid-in capital	7,796	8,293
Accumulated deficit	(1,605)	(1,660)
Accumulated other comprehensive loss (defined benefit pension and postretirement plans: 2012 — $(230); 2011 — $(330), net of tax)	(300)	(382)

Total shareholders’ equity	5,891	6,251

	$15,234	$16,254

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

RAI was incorporated as a holding company in the state of North Carolina in 2004, and its common stock is listed on the NYSE under the symbol “RAI.” RAI was created to facilitate the business combination of the U.S. business of Brown & Williamson Holdings, Inc., referred to as B&W, an indirect wholly owned subsidiary of British American Tobacco p.l.c., referred to as BAT, with R. J. Reynolds Tobacco Company on July 30, 2004, with such combination referred to as the B&W business combination.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cost of Products Sold

Cost of products sold includes the expenses for the Master Settlement Agreement, referred to as the MSA, and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, which together with the MSA are collectively referred to as the State Settlement Agreements; the federal tobacco quota buyout; and the user fees charged by the U.S. Food and Drug Administration, referred to as the FDA, which were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
State Settlement Agreements	$623	$647	$1,180	$1,222
Federal tobacco quota buyout	55	58	111	118
FDA user fees	31	30	61	60

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

Gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market, referred to as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31 or when the plans are remeasured during an interim period.

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$5	$6	$—	$—	$11	$13	$1	$1
Interest cost	71	75	14	18	140	150	31	37
Expected return on plan assets	(90)	(93)	(2)	(3)	(179)	(187)	(5)	(9)
Amortization of prior service cost (credit)	1	1	(5)	(7)	2	2	(10)	(14)
Curtailment	—	—	—	—	4	—	—	—
Special termination benefits	—	—	—	—	34	—	—	—

Total benefit cost (credit)	$(13)	$(11)	$7	$8	$12	$(22)	$17	$15

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A workforce reduction in 2012 due to changes in the organizational structure of RJR Tobacco, RAI and RAI Services Company met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment charges and special termination benefits were recognized as restructuring expense. The pension obligation and assets were re-measured, and a $90 million favorable change in the funded status was recorded. The MTM adjustment was insignificant. In addition, the pension income for the full year 2012 was revised to $15 million. The workforce reduction did not exceed the minimum threshold for the postretirement plans, and no special postretirement termination benefits were offered. Accordingly, the postretirement plans were not re-measured. See note 4 for additional information regarding the restructuring.

Employer Contributions

As disclosed in its financial statements for the year ended December 31, 2011, RAI expects to contribute up to $309 million to its pension plans in 2012, of which $6 million was contributed during the first six months of 2012.

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

Financial assets and liabilities carried at fair value in the condensed consolidated balance sheet (unaudited) as of June 30, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$600	$—	$—	$600
Other assets and deferred charges:
Auction rate securities	—	—	65	65
Mortgage-backed security	—	—	11	11
Marketable equity security	4	—	—	4
Other current liabilities:
Interest rate contracts	—	(22)	—	(22)

Financial assets carried at fair value in the consolidated balance sheet as of December 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,473	$—	$—	$1,473
Other assets and deferred charges:
Auction rate securities	—	—	63	63
Mortgage-backed security	—	—	12	12
Marketable equity security	5	—	—	5

There were no changes among the levels in the six months ended June 30, 2012, or in the year ended December 31, 2011.

Investments

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of June 30, 2012.

Financial assets classified as Level 3 investments were as follows:

	June 30, 2012			December 31, 2011
	Cost	Gross Unrealized Loss(1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(34)	$65	$99	$(36)	$63
Mortgage-backed security	24	(13)	11	25	(13)	12

	$123	$(47)	$76	$124	$(49)	$75

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

The changes in the Level 3 investments during the six months ended June 30, 2012, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized (Loss) Gain	Estimated Fair Value
Balance as of January 1, 2012	$99	$(36)	$63
Unrealized gain	—	2	2

Balance as of June 30, 2012	$99	$(34)	$65

	Mortgage-Backed Security
	Cost	Gross Unrealized Loss	Estimated Fair Value
Balance as of January 1, 2012	$25	$(13)	$12
Redemptions	(1)	—	(1)

Balance as of June 30, 2012	$24	$(13)	$11

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $4.3 billion and $4.0 billion with an effective average annual interest rate of approximately 5.4% and 5.9%, as of June 30, 2012, and December 31, 2011, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swap agreements were entered into with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps. As a result of these actions, at June 30, 2012, RAI had economically decreased the fixed rate on $1.1 billion of debt to a fixed rate of interest of approximately 4.1%.

During September 2011, RAI and RJR terminated original and offsetting interest rate swap agreements, each with a notional amount of $1.5 billion and maturity dates ranging from June 1, 2012 to June 15, 2017. RAI and RJR received a total of $186 million cash in exchange for foregoing the future cash inflows associated with these swaps. These actions did not change the effective fixed rate of interest associated with the underlying debt.

The amortization of the gain upon termination of hedge accounting impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest and debt expense	$(9)	$(13)	$(19)	$(25)

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI has designated these derivatives as cash flow hedges of a forecasted transaction. These forward starting interest rate contracts mitigate RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. Unrealized gains or losses associated with the cash flow hedges will be recorded in other comprehensive income. Upon realization of the forecasted transaction, gains or losses will be amortized over the life of the forecasted transaction.

These derivatives were determined to be highly effective at inception. There was no hedge ineffectiveness during the three months ended June 30, 2012. As of June 30, 2012, the unrealized loss on these derivative instruments was $22 million, which was recorded in other current liabilities in the condensed consolidated balance sheet (unaudited) as of June 30, 2012, with an offset to other comprehensive income, net of tax benefit of $8 million. The calculation of the fair value of interest rate swaps was derived from a discounted cash flow analysis based on the terms of the contracts and the observable market interest rate curve. In addition, the calculation of the fair value considered the risk of nonperformance, including counterparty credit risk.

Note 3 — Intangible Assets

There was no change to the carrying amount of goodwill during the six months ended June 30, 2012.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2011	$4	$39	$11	$—	$—	$15	$39
Amortization	(2)	(8)	(1)	—	—	(3)	(8)

Balance as of June 30, 2012	$2	$31	$10	$—	$—	$12	$31

Indefinite-lived:
Balance as of December 31, 2011	$1,109	$99	$1,136	$155	$49	$2,400	$148

Balance as of June 30, 2012	$1,109	$99	$1,136	$155	$49	$2,400	$148

Details of intangible assets as of June 30, 2012, were as follows:

	Gross	Accumulated Amortization	Net
Finite-lived:
Contract manufacturing agreements	$151	$120	$31
Trademarks	96	84	12
Indefinite-lived	3,051	503	2,548

	$3,298	$707	$2,591

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2012	$10
2013	16
2014	10
2015	1
2016	1
Thereafter	5

$43

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

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $30 million had been paid as of June 30, 2012. Accordingly, in the condensed consolidated balance sheet (unaudited) as of June 30, 2012, $21 million was included in other current liabilities and $60 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(68)

Balance as of June 30, 2012	$81

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$443	$327	$713	$708

Basic weighted average shares, in thousands	569,144	582,902	571,800	582,953
Effect of dilutive potential shares:
Stock units	1,786	2,972	2,435	2,808

Diluted weighted average shares, in thousands	570,930	585,874	574,235	585,761

Note 6 — Inventories

The major components of inventories were as follows:

	June 30, 2012	December 31, 2011
Leaf tobacco	$828	$885
Other raw materials	41	44
Work in process	57	60
Finished products	151	139
Other	27	24

Total	1,104	1,152
Less LIFO allowance	187	185

	$917	$967

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes from continuing operations	$233	$201	$392	$391
Effective tax rate	34.4%	38.1%	35.5%	35.6%

The effective tax rates for the six months ended June 30, 2012 and 2011, were favorably impacted by the reversal of tax reserves related to various state statute expirations and audit settlements. The effective income tax rate for each period includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 8 — Borrowing Arrangements

RAI and RJR Notes

On June 1, 2012, RAI repaid $450 million in principal of long-term debt due in 2012. In addition, in June 2012, RJR prepaid the remaining insignificant amount of RJR’s guaranteed, unsecured long-term debt that was due in 2015. As a result of the repayment of these notes, RAI is no longer required to present condensed consolidated financial statements relating to RJR’s remaining outstanding notes, none of which are guaranteed.

Credit Agreement

On July 29, 2011, RAI entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. This agreement replaced RAI’s Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, as amended.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of June 30, 2012, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

The obligations of RAI under the Credit Agreement are unsecured. Certain of RAI’s subsidiaries, including its Material Subsidiaries, as such term is defined in the Credit Agreement, have guaranteed, on an unsecured basis, RAI’s obligations under the Credit Agreement.

On March 27, 2012, RAI and the subsidiary guarantors entered into a First Amendment to the Credit Agreement and First Amendment to the Subsidiary Guarantee Agreement to provide for the further guarantee by the subsidiary guarantors of RAI’s obligations to the lenders and affiliates thereof under certain designated swap, forward, future or derivative transactions or options or similar agreements from time to time entered into between RAI and such lenders or affiliates.

Term Loan

On February 24, 2012, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million under the Term Loan. The Term Loan matures on December 28, 2012.

The Term Loan contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the Term Loan, and (b) limit the ability of RAI and its Material Subsidiaries, as defined in the Term Loan, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Term Loan also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries. The covenants in the Term Loan are subject to a number of qualifications and exceptions. The financial covenant levels in the Term Loan are a maximum of 3.00 to 1.00 for the consolidated leverage ratio and a minimum of 4.00 to 1.00 for the consolidated interest coverage ratio. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

Borrowings under the Term Loan bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon RAI’s senior unsecured long-term debt credit rating, plus:

•

the alternate base rate, which is the greatest of (a) the prime-rate, (b) the federal funds effective rate from time to time plus 0.5% and (c) the reserve-adjusted eurodollar rate for a one-month interest period plus 1%; or

•

the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months (or shorter periods if agreed to by the Administrative Agent and the lenders) are offered in the interbank eurodollar market.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The outstanding balance of $750 million on June 30, 2012, bears interest at the rate of approximately 2.0%.

Certain of RAI’s subsidiaries, including its Material Subsidiaries, have guaranteed on an unsecured basis, RAI’s obligations under the Term Loan, pursuant to a subsidiary guarantee agreement.

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first six months of 2012 and 2011 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

Accounting for Tobacco-Related Litigation Contingencies

In accordance with GAAP, RAI and its subsidiaries, including RJR Tobacco, American Snuff Co. and SFNTC, as applicable, record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. For the reasons set forth below, RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable, except for two Engle Progeny cases described below.

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

An accrual of $8.3 million has been recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2012 for two Engle Progeny cases, described below. This amount includes $5.5 million for compensatory and punitive damages and $2.8 million for attorneys’ fees and statutory interest through June 30, 2012. Payment was made on July 13, 2012. During the second quarter of 2012, a payment of $66.5 million ($53 million for compensatory and punitive damages and $13.5 million for attorneys’ fees) extinguished an accrual for four Engle Progeny cases, Martin, Campbell, Gray and Hall, described below. No other liabilities for pending smoking and health litigation have been recorded as of June 30, 2012. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

alleged breaches of State Settlement Agreements based on specific actions taken by particular defendants. Accordingly, any future enforcement actions involving State Settlement Agreements will be reviewed by RJR Tobacco on the merits and should not be affected by the settlement of prior enforcement cases.

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2012.

Cautionary Statement

Even though RAI’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim (except for the two Engle Progeny cases described below) against RJR Tobacco or its affiliates or indemnitees, or the loss of any particular case concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual case-by-case basis, is not probable, the possibility of material losses related to such litigation is more than remote. Litigation is subject to many uncertainties, and generally, it is not possible to predict the outcome of any particular litigation pending against RJR Tobacco, American Snuff Co. or their affiliates or indemnitees, or to reasonably estimate the amount or range of any possible loss.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the second quarter of 2012, 38 tobacco-related cases, including 29 Engle Progeny cases (as hereinafter defined), were served against RJR Tobacco or its affiliates or indemnitees. On June 30, 2012, there were 166 cases pending against RJR Tobacco or its affiliates or indemnitees: 153 in the United States and 11 in Canada, as compared with 219 total cases on June 30, 2011. The U.S. case number does not include the 564 individual smoker cases pending in West Virginia state court as a consolidated action, 6,550 Engle Progeny cases, involving approximately 7,784 individual plaintiffs, and 2,581 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on June 30, 2012, 16 are pending in federal court, and 136 in state court, primarily in the following states: Florida (27 cases); Maryland (21 cases); Missouri (19 cases); New York (17 cases); Louisiana (10 cases); and California (10 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of June 30, 2012, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of March 31, 2012, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on April 26, 2012, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of June 30, 2012	Change in Number of Cases Since March 31, 2012 Increase/(Decrease)	Page Reference
Individual Smoking and Health	101	-4	31
West Virginia IPIC (Number of Plaintiffs)*	1 (564)	No change	32
Engle Progeny (Number of Plaintiffs)**	6,550 (7,784)	12 (7)	32
Broin II	2,581	-4	43
Class-Action	10	-2	43
Health-Care Cost Recovery	2	No change	48
State Settlement Agreements-Enforcement and Validity; Adjustments	31	No change	54
Other Litigation and Developments	8	No change	59

*	Includes as one case the 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.

**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases may decrease as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

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

In 2000, a jury in Engle rendered a $145 billion punitive damages verdict in favor of a class of Florida smokers allegedly harmed by their addiction to nicotine. In 2006, the Florida Supreme Court reversed that award, decertified the Engle class, and preserved several of the Engle findings for use in subsequent individual actions to be filed within one year of its decision. The preserved Engle findings include jury determinations that smoking causes various diseases, that nicotine is addictive, and that each defendant sold cigarettes that were defective and unreasonably dangerous. The Engle findings do not indicate that all cigarettes sold by each defendant were defective and unreasonably dangerous.

Thousands of individual progeny actions were filed in federal and state courts in Florida. As of June 30, 2012, 3,236 cases were pending in federal court, and 3,314 cases were pending in state court. These cases include approximately 7,784 plaintiffs. In addition, as of June 30, 2012, RJR Tobacco was aware of 36 additional cases that had been filed but not served. Seventy-two trials have occurred in Florida state and federal courts since 2009, and numerous state court trials are scheduled for 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In each Engle Progeny case, a central issue is the proper use of the Engle findings preserved by the Florida Supreme Court. The federal and state courts that have addressed the question have adopted conflicting views. For example, in Bernice Brown v. R. J. Reynolds Tobacco Co., the U.S. Court of Appeals for the Eleventh Circuit, referred to as the Eleventh Circuit, held that the preserved Engle findings establish only those issues “actually adjudicated” in the Engle class trial. In other words, those findings would not prevent RJR Tobacco and other defendants from raising issues and defenses that were not, or may not have been, resolved against them in Engle. The court further held that an Engle Progeny plaintiff bears the burden of showing, to a “reasonable degree of certainty,” that any issue the plaintiff seeks to treat as established in his favor was, in fact, actually decided in Engle. The court held that these standards were required by Florida preclusion law, and it reserved judgment on whether the same standards were also required by the Due Process Clause of the U.S. Constitution. Prior to the Eleventh Circuit decision in Bernice Brown, three federal district court judges had concluded that any broader use of the preserved Engle findings would violate both Florida preclusion law and federal due process.

In contrast, the Florida intermediate appellate courts have permitted significantly broader use of the Engle findings. Four of the five Florida District Courts of Appeal, each referred to as a “District” or “DCA,” have held that the Engle findings automatically establish all tortious-conduct elements of every Engle progeny claim, without any inquiry into whether the Engle findings relate in any way to the specific claims of the individual plaintiff. The First, Second, Third and Fourth Districts adopted this view in their respective decisions in Martin v. R. J. Reynolds Tobacco Co., Douglas v. Philip Morris USA, Inc., Frazier v. Philip Morris USA, Inc., and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co. However, these decisions disagree on the extent to which the Engle findings establish legal-cause elements of Engle progeny claims. For example, in Martin, the First District held that an Engle Progeny plaintiff, to establish claims for strict liability and negligence, need only show class membership—i.e., that the individual was harmed as a result of his or her addiction to smoking. By contrast, in Jimmie Lee Brown, the Fourth District held that, in addition to proving that addiction caused an injury, the plaintiff also was required to prove that a product defect or negligence also caused that injury. And in Douglas, the Second District agreed with the First District as to claims for strict liability, but with the Fourth District as to claims for negligence.

The proper use of the Engle findings in progeny litigation is an issue currently pending before the Florida Supreme Court in Douglas. In that case, the Fourth District certified for Florida Supreme Court review the question of whether use of the Engle findings to establish individual elements in progeny cases is consistent with federal due process. The Florida Supreme Court accepted jurisdiction and established a highly-expedited briefing schedule. Briefing is now complete, and oral argument is scheduled for September 6, 2012.

The same due process question is also now pending in the Eleventh Circuit. Following the state appellate decisions noted above, the federal district courts determined to follow those decisions, as opposed to Bernice Brown, on questions of state law. Then, in Waggoner v. R. J. Reynolds Tobacco Co., a district judge of the U.S. District Court for the Middle District of Florida held that the preclusion standard set forth in Jimmie Lee Brown is consistent with federal due process. The Waggoner decision thus conflicts with the decisions of the other federal district judges who previously addressed the due process question. Several federal trials have gone forward under Waggoner. The defendants have prevailed in most of those trials, but adverse verdicts were entered against RJR Tobacco in Walker v. R. J. Reynolds Tobacco Co. and Duke v. R. J. Reynolds Tobacco Co. RJR Tobacco has already appealed Walker to the Eleventh Circuit, and it expects to appeal Duke as soon as post-trial motions are resolved. Both cases squarely present the question of whether use of the Engle findings to establish individual elements of progeny claims is consistent with federal due process.

Four cases have become final before the Engle defendants could obtain review of their due process argument in either the Florida Supreme Court or the Eleventh Circuit. Those cases are Martin, Campbell v. R. J. Reynolds Tobacco Co., Gray v. R. J. Reynolds Tobacco Co. and Hall v. R. J. Reynolds Tobacco Co. In each of these cases, the First District Court of Appeal rejected RJR Tobacco’s position, and both the Florida Supreme Court and the U.S. Supreme Court declined further review. Accordingly, Martin, Campbell, Gray and Hall resulted in a payment of $66.5 million ($53 million for compensatory and punitive damages and $13.5 million for attorneys’ fees and statutory interest) in the second quarter of 2012.

As of June 30, 2012, RJR Tobacco reflected an accrual for a loss of $8.3 million ($5.5 million for compensatory and punitive damages and $2.8 million for attorneys’ fees and statutory interest through June 30, 2012). This accrual reflects unfavorable outcomes in two other cases, Earline Alexander v. R. J. Reynolds Tobacco Co. and Huish v. R. J. Reynolds Tobacco Co. In each of these cases, the First District rejected RJR Tobacco’s position in an

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

unpublished order, the Florida Supreme Court therefore lacked jurisdiction to conduct any further review, and RJR Tobacco decided not to seek certiorari in the U.S. Supreme Court. Although certain motions remain pending in Alexander and Huish, RJR Tobacco decided to reflect an accrual based on its evaluation of each of these cases, consistent with the case-by-case approach it has always applied to these decisions. RJR Tobacco paid these judgments in the third quarter of 2012. The following chart reflects the details related to these verdicts:

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)*	Punitive Damages	Appeal Status
Earline Alexander	51%	$1,275,000	$2,500,000	Judgment paid
Huish	25%	188,000	1,500,000	Judgment paid

Totals		$1,463,000	$4,000,000

*	Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply.

The following chart reflects verdicts in other pending individual Engle Progeny cases in which a verdict has been returned against RJR Tobacco or B&W, or both, for which RJR Tobacco has reflected no liability as of June 30, 2012. It does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)		Punitive Damages		Appeal Status
Sherman	50%	$775,000		$—		Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Jimmie Lee Brown	50%	600,000		—		Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Douglas	5%	250,000		—		Florida Supreme Court accepted jurisdiction; decision pending
Cohen	33.3%	3,300,000		10,000,000		Pending - Fourth DCA
Clay	60%	2,100,000		17,000,000		Affirmed by First DCA per curiam; petition for certiorari due September 1, 2012
Townsend	51%	5,500,000		20,000,000		Remittitur entered; second appeal possible
Putney	30%	4,500,000		2,500,000		Pending - Fourth DCA
Grossman	25%	484,000		—		Liability affirmed; Reversed and remanded for new trial
Buonomo	77.5%	4,060,000		15,700,000		Pending - Fourth DCA
Piendle	27.5%	1,100,000		180,000		Affirmed by Fourth DCA per curiam; motion to add citation or hold mandate pending
Koballa	30%	300,000		—		Pending - Fifth DCA(3)
Webb	90%	7,200,000	(4)	72,000,000	(4)	First DCA ordered remittitur or new trial on damages
Kirkland	10%	10,000		250,000		Pending - Second DCA
Mack	51%	510,000		—		Reversed and remanded for new trial
Andy Allen	45%	2,700,000		8,100,000		Pending – First DCA
Jewett	20%	219,000		—		Pending – First DCA
Reese	30%	1,100,000		—		Pending – Third DCA
Soffer	40%	2,000,000		—		Pending – First DCA
Ciccone	30%	1,000,000		50,000		Pending – Fourth DCA
Weingart	3%	4,500		—		Pending – Fourth DCA
Bowman	30%	450,000		—		Pending – First DCA
Sury	20%	1,000,000	(5)	—		Pending – First DCA
Hallgren	25%	500,000		750,000		Pending – Second DCA
Ward	30%	300,000		1,700,000		Pending – First DCA
Emmon Smith	70%	7,000,000		20,000,000		Pending – First DCA
Duke	25%	7,676		—		Post-trial motions pending(2)
Calloway	27%	5,500,000		17,250,000		Post-trial motions pending(2)
Walker	10%	27,500		—		Pending – Eleventh Circuit

Totals		$52,497,676		$185,480,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

(2)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the appropriate appellate court.
(3)	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.
(4)

The First DCA ordered a remittitur of the compensatory and punitive damages in Webb. The amount listed is the amount the jury awarded at trial and does not reflect the amount of the remitted judgment because the trial court has not yet entered an amended judgment.

(5)	The trial court held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant.

As of June 30, 2012, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $53,960,676 in compensatory damages (as adjusted) and in the amount of $189,480,000 in punitive damages, for a total of $243,440,676. All of these verdicts are at various stages in the appellate process. Except for Alexander and Huish (discussed above), no liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of June 30, 2012, and RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of June 30, 2012, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis.

In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. After multiple appeals, the Louisiana Fourth Circuit Court of Appeal amended the final judgment in favor of the class requiring the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. In September 2010, the defendants’ application for writ of certiorari with the Louisiana Supreme Court and emergency motion to stay execution of judgment in the Supreme Court of Louisiana were denied. On September 14, 2010, the U.S. Supreme Court granted the application to stay the judgment pending

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

applicants’ timely filing, and the Court’s disposition, of a petition for writ of certiorari. The defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco accrued $139 million, the portion of the judgment allocated to RJR Tobacco and B&W, in the second quarter of 2011. RJR Tobacco paid the judgment in August 2011. In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss the plaintiffs’ motions, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal. In May 2012, the parties entered into an agreement that all fees and expenses will come from the fund and no additional monies will come from the defendants. The agreement is pending approval from the court.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will continue to face an increased number of tobacco-related trials when compared to recent years. There are nine cases, exclusive of Engle Progeny cases, scheduled for trial as of June 30, 2012 through June 30, 2013, for RJR Tobacco or its affiliates and indemnitees: one other non-smoking and health case, six individual smoking and health cases, one class action and the West Virginia IPIC case. There are 62 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through June 30, 2013, but it is not known how many of these cases will actually be tried.

Trial Results. From January 1, 2009 through June 30, 2012, 79 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 9 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 43 cases, including 21 mistrials, tried in Florida (38), Missouri (2) and West Virginia (3). Verdicts in favor of the plaintiffs were returned in 33 cases tried in Florida and one in Connecticut. Two cases in Florida were dismissed during trial.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the second quarter of 2012, four Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In Duke v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages with no entitlement to punitive damages.

•

In Calloway v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, and the remaining defendants collectively to be 52.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco and $37.6 million collectively against the remaining defendants.

•

In Walker v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages.

•	In Frailey v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendant, RJR Tobacco.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the second quarter of 2012, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases or health-care cost recovery cases that have been tried and remain pending as of June 30, 2012, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.	See “— Individual Smoking and Health Cases” below.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages. In August 2009, a new trial on punitive damages was conducted and the jury awarded $1.5 million.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.	See “— Health-Care Cost Recovery Cases – Department of Justice Case” below.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 22, 2009	Jimmie Lee Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages. In June 2012, punitive damages remitted to $20 million.	See “— Engle and Engle Progeny Cases” below.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $484,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual S&H]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.	See “— Individual Smoking and Health Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

June 18, 2010	Earline Alexander v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$2.5 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $1.275 million; $2.5 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages. Remittitur or new trial on damages pending.	See “— Engle and Engle Progeny Cases” below.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

February 22, 2011	Huish v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$750,000 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $187,500; $3 million in punitive damages of which $1.5 million was assigned to RJR Tobacco.	See “— Engle and Engle Progeny Cases” below.

March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

April 26, 2011	Andy Allen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$6 million in compensatory damages; 45% of fault assigned to RJR Tobacco, which reduced the award to $2.7 million; $17 million in punitive damages against each defendant awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Jewett v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $218,600. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 20, 2011	Reese v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County, (Miami, FL)	$3.6 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

June 16, 2011	Soffer v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $2 million. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

July 15, 2011	Ciccone v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$3.2 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1 million; $50,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

July 19, 2011	Weingart v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	Jury did not award damages; however, the plaintiff was awarded $150,000 on September 16, 2011.	See “— Engle and Engle Progeny Cases” below.

September 23, 2011	Bowman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.5 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $450,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Cross-Reference to Post-Trial Status

November 28, 2011	Sury v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $200,000. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

January 24, 2012	Hallgren v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Highlands County, (Sebring, FL)	$2 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $500,000; $750,000 in punitive damages.	See “— Engle and Engle Progeny Cases” below.

January 25, 2012	Ward v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $300,000; $1.7 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

March 27, 2012	Emmon Smith v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Jackson County, (Mariana, FL)	$10 million in compensatory damages; 70% of fault assigned to RJR Tobacco, which reduced the award to $7 million; $20 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

April 10, 2012	Duke v. R. J. Reynolds Tobacco Co. [Engle Progeny]	U.S. District Court, Middle District, (Orlando, FL)	$30,705 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $7,676. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

May 17, 2012	Calloway v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County (Ft. Lauderdale, FL)	$20.5 million in compensatory damages; 27% of fault assigned to RJR Tobacco, which reduced the award to $5.54 million; $17.25 million in punitive damages.	See “— Engle and Engle Progeny Cases” below.

May 21, 2012	Walker v. R. J. Reynolds Tobacco Co. [Engle Progeny]	U.S. District Court, Middle District (Jacksonville, FL)	$275,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $27,500. No punitive damages awarded.	See “— Engle and Engle Progeny Cases” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of June 30, 2012, 101 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 99 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to June 30, 2012, or remained on appeal as of June 30, 2012.

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

On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest through the date the judgment was entered and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million. In September 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No date has been set for the punitive damages retrial. In July 2012, the defendants filed a motion for summary judgment dismissing the plaintiff’s claims for punitive damages. Argument on the motion is scheduled for August 28, 2012. The plaintiff has told the court that she may renew her request for an additur as to the amount of compensatory damages, if the court grants the defendants’ motion for summary judgment.

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances and awarded the plaintiffs $1.5 million in punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. Oral argument occurred on September 28, 2011. Reargument en banc occurred on July 18, 2012. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 26, 2010, a jury returned a verdict in favor of the plaintiff in Izzarelli v. R. J. Reynolds Tobacco Co., a case filed in December 1999 in the U.S. District Court for the District of Connecticut. The plaintiff sought to recover damages for personal injuries that the plaintiff alleges she sustained as a result of unsafe and unreasonably dangerous cigarette products and for economic losses she sustained as a result of unfair trade practices of the defendant. The jury found RJR Tobacco to be 58% at fault and the plaintiff to be 42% at fault, awarded $13.9 million in compensatory damages and found the plaintiff to be entitled to punitive damages. In December 2010, the court awarded the plaintiff $3.97 million in punitive damages. Final judgment was entered on December 30, 2010, in the amount of $11.95 million. The court granted the plaintiff’s motion for offer of judgment interest, and awarded the plaintiff $15.8 million for the period of December 6, 1999 up to and including December 5, 2010, and approximately $4,000 per day thereafter until an amended judgment was entered. The amended judgment was entered in the amount of approximately $28.1 million on March 4, 2011. The court denied RJR Tobacco’s motion for a new trial in August 2011, and RJR Tobacco filed a notice of appeal in September 2011. Briefing is complete. Oral argument has not been scheduled.

On May 19, 2011, a jury returned a verdict in favor of RJR Tobacco in Hargroves v. R. J. Reynolds Tobacco Co., a case filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered, and the plaintiff filed a motion for a new trial. At a hearing in June 2011, the court denied the plaintiff’s motion. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal in August 2011. On April 30, 2012, RJR Tobacco dismissed its cross appeal. The plaintiff’s appeal remains pending. Briefing is underway.

West Virginia IPIC

In West Virginia, as of June 30, 2012, 564 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The court moved the case to Ohio County (Wheeling), and the Phase I trial commenced again on October 19, 2011. The court declared a mistrial on November 8, 2011. A new trial has been scheduled for April 15, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In November 2000, the trial judge denied all post-trial motions and entered judgment. The Third DCA reversed the trial court’s final judgment and remanded the case to the Miami-Dade County Circuit Court with instructions to decertify the class. The class appealed, and the Florida Supreme Court accepted the case in May 2004.

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

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claimed they meet the conditions in Engle, also attempted to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of June 30, 2012, RJR Tobacco had been served in 6,550 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 7,784 plaintiffs. Many of these cases are in active discovery or nearing trial.

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

On December 14, 2010, the First DCA rejected the Eleventh Circuit’s holding and concluded, in the Martin v. R. J. Reynolds Tobacco Co. case, that the Engle findings “establish the conduct of elements” of plaintiffs’ claims. On July 19, 2011, the Florida Supreme Court denied RJR Tobacco’s request to review the decision of the intermediate state appellate court, and on March 26, 2012, the U.S. Supreme Court denied RJR Tobacco’s petition for writ of certiorari. On September 21, 2011, the Fourth DCA in Jimmie Lee Brown disagreed on state-law grounds with the First DCA’s decision in Martin as well as the Eleventh Circuit in Bernice Brown. On March 30, 2012, the Second DCA in Douglas also disagreed with the First DCA’s decision in Martin, the Fourth DCA’s decision in Jimmie Lee Brown, and the Eleventh Circuit in Bernice Brown. On April 11, 2012, the Third DCA in Frazier approved the plaintiff’s preferred use of the Engle findings without further explanation. RJR Tobacco has sought review of both Jimmie Lee Brown and Douglas with the Florida Supreme Court. The defendants also asked the federal district court in Jacksonville to rule on their constitutional due process objection to the use of the Engle findings to satisfy

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

elements of plaintiffs’ claims. The court ruled that application of the Engle findings would not violate the defendants’ due process rights. RJR Tobacco sought interlocutory review of the decision in the Eleventh Circuit, but the district court declined to certify the order for review.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. The Alachua County court upheld the bond cap in three of those cases, and the Escambia County court upheld the bond cap in the fourth case. The First DCA affirmed the trial court’s decision in all four cases. The First DCA issued a written opinion in Hall v. R. J. Reynolds Tobacco Co., on July 12, 2011, explaining why the statute is constitutional. The court also stated that the issues are likely to continue until they are definitively resolved by the Florida Supreme Court. As a result, the court certified to the Florida Supreme Court the question of whether the bond cap violates the Florida Constitution by limiting the amount of the bond necessary to obtain an automatic stay of the judgment against a signatory to the tobacco settlement agreement with the State of Florida. On January 23, 2012, the Florida Supreme Court decided to accept jurisdiction over the issue. Briefing is complete. Oral argument is scheduled for September 7, 2012.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to June 30, 2012, or remained on appeal as of June 30, 2012.

On May 5, 2009, in Sherman v. R. J. Reynolds Tobacco Co., a case filed in September 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff, Melba Sherman, alleged that as a result of using the defendant’s products, the decedent, John Sherman, developed lung cancer and died. The plaintiff sought compensatory damages and an unspecified amount of punitive damages. On May 8, 2009, the jury awarded compensatory damages of $1.55 million and found the decedent to be 50% at fault. No punitive damages were awarded. The court entered final judgment in the amount of $775,000 in June 2009. RJR Tobacco filed a notice of appeal to the Fourth DCA, and posted a supersedeas bond in the amount of approximately $900,000. The plaintiff filed a notice of cross appeal of the final judgment in July 2009. In February 2012, the Fourth DCA affirmed the trial court’s decision. In March 2012, RJR Tobacco filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. RJR Tobacco’s motion to stay the appeal pending a decision by the Florida Supreme Court in Jimmie Lee Brown v. R. J. Reynolds Tobacco Co., discussed below, was denied. A decision is pending.

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

On May 29, 2009, in Martin v. R. J. Reynolds Tobacco Co., a case filed in October 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 66% at fault for the decedent’s injuries, and awarded $5 million in compensatory damages. The plaintiff alleged that as a result of Benny Martin’s use of the defendant’s tobacco products, he developed lung cancer and other medical conditions and died. The plaintiff, Mathilde Martin, sought an unspecified amount of compensatory and punitive damages. In June 2009, the jury returned a punitive damages award of $25 million. In September 2009, the court entered final judgment, awarding the plaintiff the sum of $3.3 million in compensatory damages and $25 million in punitive damages, and RJR Tobacco filed a notice of appeal to the First DCA. RJR Tobacco posted a supersedeas bond in the amount of approximately $5 million, and the plaintiff filed a notice of cross appeal of the final judgment. The First DCA affirmed the final judgment in December 2010. RJR Tobacco asked the Florida Supreme Court to accept jurisdiction and review the decision of the First DCA. In July 2011, the Florida Supreme Court denied the request to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

review. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond replaced the original bond that was posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco paid the judgment on April 27, 2012, and a satisfaction of judgment was filed in May 2012.

On August 19, 2009, in Campbell v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Betty Campbell, to be 57% at fault, RJR Tobacco to be 39% at fault and the remaining defendants to be 4% at fault, and awarded $7.8 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of Mrs. Campbell’s addiction to cigarettes, she suffered and died from various smoking related diseases, including chronic obstructive pulmonary disease. The plaintiff sought judgment against each defendant for an amount in excess of $15,000, taxable costs, punitive damages and interest. In September 2009, the court entered final judgment against RJR Tobacco in the amount of $3.04 million. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of approximately $3 million. In March 2011, the Florida First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco moved the First DCA to certify the case as one of great public importance, which is the first step in seeking review by the Florida Supreme Court, but the court denied the motion. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco paid the judgment on April 27, 2012, and a satisfaction of judgment was filed in May 2012.

On February 5, 2010, in Gray v. R. J. Reynolds Tobacco Co., a case filed in November 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, Carolyn Gray. The jury found the decedent, Charles Gray, to be 40% at fault and RJR Tobacco to be 60% at fault for Mr. Gray’s injuries, and awarded $7 million in compensatory damages. Mrs. Gray alleged that as a result of her husband’s addiction and use of RJR Tobacco’s products, he died from lung cancer. She sought an unspecified amount of compensatory and punitive damages. On February 8, 2010, the jury awarded $2 million in punitive damages. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $4.2 million in compensatory damages and $2 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. In June 2011, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. The defendants filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court. In July 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $6.2 million in July 2011. The bond replaced the original bond that was posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco paid the judgment on April 27, 2012, and a satisfaction of judgment was filed in May 2012.

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I. In April 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. RJR Tobacco’s motion to stay the case pending the Florida Supreme Court’s decision in Douglas v. Philip Morris USA, Inc., discussed below, was denied. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment on liability, but remanded the case for a new trial on all damages issues. The deadline to file a motion for rehearing is July 27, 2012.

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second District Court of Appeal, referred to as the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction in May 2012. Briefing is complete. Oral argument is scheduled for September 6, 2012.

On March 11, 2010, in Hall v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff. The jury also found the decedent, Arthur Hall, to be 35% at fault and RJR Tobacco to be 65% at fault, and awarded $5 million in compensatory damages. On March 12, 2010, the jury returned a $12.5 million punitive damages award. The plaintiff alleged that as a result of the decedent’s use of the defendant’s products he suffered from lung cancer and died. In March 2010, the court entered final judgment in the amount of $3.25 million in compensatory damages and $12.5 million in punitive damages. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In May 2011, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2011, the Florida Supreme Court denied RJR Tobacco’s petition to review the decision. RJR Tobacco posted a supersedeas bond in the amount of $15 million in July 2011. The bond replaced the original bond that was posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco’s petition for writ of certiorari with the U.S. Supreme Court was denied on March 26, 2012. RJR Tobacco paid the judgment on April 27, 2012.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million in October 2010. Oral argument occurred on May 9, 2012. A decision is pending.

On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. In January 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. On April 4, 2012, RJR Tobacco’s motion for rehearing, or in the alternative, to stay issuance of the mandate was denied. RJR Tobacco posted a supersedeas bond in the amount of $14 million. This bond replaced the original bond posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. The deadline to file a petition for writ of certiorari to the U.S. Supreme Court is September 4, 2012.

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

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. In February 2012, the First DCA affirmed the compensatory damages verdict, but remanded the case to the trial court for remittitur of the punitive damages or a potential new trial on punitive damages. RJR Tobacco’s motion for rehearing en banc or for certification to the Florida Supreme Court was denied on April 4, 2012. RJR Tobacco and the plaintiff filed motions to invoke the discretionary jurisdiction of the Florida Supreme Court in May 2012. In June 2012, the trial court entered an order that remitted the punitive damages award to $20 million. The plaintiff consented and an amended final judgment was entered against RJR Tobacco in the amount of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of rejection of the remittitur and a demand for a new trial on the punitive damages issue.

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

On October 15, 2010, in Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. On April 11, 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. The defendants’ motions for rehearing, rehearing en banc and for certification to the Florida Supreme Court were denied in June 2012. The Third DCA has issued its mandate. On July 9, 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.

On June 18, 2010, in Earline Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, John Alexander, to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. In July 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $3.8 million. The plaintiff filed a notice of cross appeal. In January 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. RJR Tobacco filed a motion for rehearing

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

or, in the alternative, to stay issuance of mandate, which was denied on March 15, 2012. The First DCA issued its mandate in April 2012. RJR Tobacco decided not to seek certiorari in the U.S. Supreme Court and reflected an accrual based on its individualized evaluation consistent with the case-by-case approach it always applies to these decisions. RJR Tobacco paid the judgment in the third quarter of 2012.

On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the decedent, Charles Piendle, to be 45% at fault and the remaining defendants to be 27.5% at fault, and awarded $4 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking-related medical conditions and/or diseases. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $1.28 million. In June 2012, the Fourth DCA affirmed the judgment, per curiam. The defendants filed a motion for a citation or, in the alternative, to extend the rehearing deadline and stay the issuance of the mandate. A decision is pending.

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

On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. In August 2011, the court denied RJR Tobacco’s post-trial motions and entered final judgment. RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $300,000. Briefing is complete. Oral argument is scheduled for September 6, 2012.

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

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Levy County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In April 2012, the First DCA affirmed the liability verdict, but ordered a remittitur or a new trial on damages. The plaintiff’s motion for clarification of the opinion and RJR Tobacco’s motion for certification to the Florida Supreme Court were denied. The plaintiff filed a motion to set the remitted amount of compensatory and punitive damages. A hearing is scheduled for August 21, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On January 5, 2011, in Emmon Smith v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the inability to seat a jury. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Retrial began on March 5, 2012. On March 27, 2012, the jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. Final judgment was entered on April 2, 2012. Post-trial motions were denied on May 3, 2012. RJR Tobacco filed a notice of appeal to the First DCA in May 2012. Briefing is underway.

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

On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. Post-trial motions were denied, and the defendants filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $1.69 million. On March 23, 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. The First DCA issued its mandate in May 2012. RJR Tobacco decided not to seek certiorari in the U.S. Supreme Court and reflected an accrual based on its individualized evaluation consistent with the case-by-case approach it always applies to these decisions. RJR Tobacco paid the judgment in the third quarter of 2012.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. Final judgment was entered in April 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $510,000. The First DCA entered a per curiam opinion, reversing the trial court’s judgment and remanding the case for a new trial. The plaintiff filed a motion for rehearing in June 2012.

On March 28, 2011, in Oliva v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of smoking the defendants’ cigarettes, he developed chronic obstructive pulmonary disease and other smoking related diseases. Final judgment was entered, and the plaintiff’s motion for a new trial was denied. The plaintiff filed a notice of appeal to the First DCA, and the defendants filed a notice of cross appeal in June 2011. Briefing is complete. Oral argument has not been scheduled.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On May 20, 2011, in Jewett v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 20% at fault, the decedent, Barbara Jewett, to be 70% at fault and the remaining defendant to be 10% at fault, and awarded $1.1 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that the decedent, Barbara Jewett, was addicted to cigarettes and as a result of her addiction, developed chronic obstructive pulmonary disease, emphysema and respiratory failure. Final judgment was entered in June 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $218,600. Oral argument occurred on July 17, 2012. A decision is pending.

On June 16, 2011, in Soffer v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 40% at fault, the decedent, Maurice Soffer, to be 60% at fault, and awarded $5 million in compensatory damages and no punitive damages. The case was filed in December 2007, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that the decedent was addicted to cigarettes and, as a result, developed lung cancer and other smoking-related conditions and/or diseases. Final judgment was entered against RJR Tobacco in the amount of $2 million. The plaintiff filed a notice of appeal to the First DCA in July 2011. RJR Tobacco filed a notice of cross appeal and posted a supersedeas bond in the amount of $2 million. Oral argument occurred on July 17, 2012. A decision is pending.

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

On July 19, 2011, in Weingart v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff; however, they refused to award compensatory or punitive damages and found the decedent, Claire Weingart, to be 91% at fault. The case was filed in November 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

alleged that as a result of using the defendants’ tobacco products, the decedent developed lung cancer and other smoking related diseases and/or medical conditions. In September 2011, the court granted the plaintiff’s motion for additur or new trial. The plaintiff was awarded $150,000 as an additur for pain and suffering damages. Final judgment was entered in the amount of $4,500, against each defendant and the defendants filed a joint notice of appeal to the Fourth DCA in November 2011. RJR Tobacco posted a supersedeas bond in the amount of $4,500. Briefing is complete. Oral argument has not been scheduled.

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in October 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases. The plaintiff filed a motion for a new trial. Final judgment was entered September 26, 2011. The plaintiff filed a conditional notice of appeal in October 2011. The conditional status is based on the pending motion for new trial. RJR Tobacco filed a conditional notice of cross appeal in November 2011. A decision is pending on the plaintiff’s motion for a new trial.

On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Bowman, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from esophageal cancer. The court denied the defendant’s post-trial motions and entered final judgment in October 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $450,000. Briefing is complete. Oral argument has not been scheduled.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Post-trial motions were denied in March 2012, and final judgment was entered. The defendants filed a notice of appeal on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. Briefing is underway.

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

On January 24, 2012, in Hallgren v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Claire Hallgren, to be 50% at fault, RJR Tobacco to be 25% at fault, and the remaining defendant to be 25% at fault, and awarded $2 million in compensatory damages and $750,000 in punitive damages against each defendant. The case was filed in April 2007, in the Circuit Court, Highlands County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from lung cancer. Post-trial motions are pending. In March 2012, the court entered final judgment in the amount of approximately $1 million for which RJR Tobacco and the other defendant are jointly and severally liable; and $750,000 in punitive damages against each defendant and reserved jurisdiction to rule on post-trial motions. The defendants filed a motion to alter or amend the final judgment to conform the judgment to Florida law. The defendants contend that the final judgment is erroneous because it purports to hold the defendants jointly and severally liable, and its award of damages to Mr. Hallgren individually contravenes Florida’s wrongful death statute. The plaintiff filed a motion to amend the final judgment in accordance with the plaintiff’s position that the comparative fault statute does not apply, and not reduce the plaintiff’s compensatory award per the jury’s allocation of fault. The defendants filed a joint notice of appeal, and RJR Tobacco posted a supersedeas bond in the amount of approximately $1.3 million in May 2012. The plaintiff filed a notice of cross appeal. Briefing is underway.

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants to collectively be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

damages. The case was filed in December 2007, in the Circuit Court, Escambia County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.187 million in June 2012. The plaintiff filed a notice of cross appeal. Briefing is underway.

On February 16, 2012, in Gollihue v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that the decedent, Manuel Gollihue, was addicted to cigarettes and suffered from tobacco related illnesses. The plaintiff sought compensatory damages for all injuries and losses, punitive damages, and all recoverable costs and interest. The court has entered final judgment. The plaintiff’s motion for a new trial was denied in May 2012.

On February 21, 2012, in Kaplan v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to the health of the plaintiff. The case was filed in October 2007, in the Circuit Court, Broward County, Florida. The plaintiff allegedly was addicted to cigarettes and developed chronic obstructive pulmonary disease and emphysema. This is the third mistrial in the case. Retrial is scheduled for October 29, 2012.

On February 29, 2012, in Marotta v. R. J. Reynolds Tobacco Co., the court declared a mistrial during jury prequalification. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Phil Marotta, was addicted to cigarettes and, as a result, suffered from lung cancer. The plaintiff seeks compensatory damages in excess of $75,000, including compensatory and punitive damages, costs and pre-judgment interest. Retrial is scheduled for January 14, 2013.

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2008, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more tobacco related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff’s renewed motion for judgment as a matter of law and motion for a new trial were denied in June 2012. The plaintiff filed a notice of appeal in July 2012.

On March 26, 2012, in Pickett v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, but awarded $0 damages with no entitlement to punitive damages, and found the decedent, Oliver Pickett, Sr., to be 50% at fault and RJR Tobacco to be 50% at fault. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in favor of the defendants in March 2012. The plaintiff’s motion to alter or amend the judgment and motion for a new trial were denied in June 2012.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The case was filed in December 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. RJR Tobacco is evaluating next steps, including its appellate options. The plaintiff filed a motion for a new trial on damages. A decision is pending.

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal in June 2012. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In May 2012, in Calloway v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, and the remaining defendants collectively to be 52.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco and $37.6 million collectively against the remaining defendants. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and developed smoking-related diseases and/or conditions. The plaintiff sought compensatory and punitive damages, including costs and interest. Post-trial motions are pending, and a hearing is scheduled for August 3, 2012.

On June 28, 2012, in Frailey v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in January 2008, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Julius Frailey, suffered from addiction and smoking-related diseases and/or conditions and sought an unspecified amount of damages.

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

As of June 30, 2012, there were 2,581 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of June 30, 2012, 10 class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Minnesota, Missouri, West Virginia and Arizona. All pending class-action cases are discussed below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The pending class actions against RJR Tobacco or its affiliates or indemnitees include six cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Missouri, California and Arizona and are discussed below under “— ‘Lights’ Cases.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case. The plaintiffs asserted a right to recover fees from the fund, but they claimed fees should be assessed against the defendants, instead of the fund. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss any claim for fees from the defendants, as opposed to the fund, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal.

In May 2012, the parties entered into an agreement that all fees and expenses will come from the fund and that no additional monies will come from the defendants. The agreement specifically provides that it is binding on class counsel and is not contingent on any further action or ruling by the court. Thus, the defendants contend that even if the court ultimately decides not to make an award from the fund or awards an amount far less than class counsel seeks, class counsel are still bound to seek fees solely from the fund and never from the defendants. The parties also agreed that all appeal bonds in the case could be released, and the trial court did in fact later release the appeal bonds in June 2012. The defendants alerted the Louisiana Fourth Circuit that the issue of whether fees could be awarded against the defendants, as opposed to the fund, had been resolved by agreement. The writ application nonetheless remains pending and has not been formally withdrawn given subsequent events as described below.

Specifically, on May 31, 2012, it was disclosed that the court had set up a trust with three trustees to oversee the funds deposited and to oversee implementation of the cessation program. The three trustees filed an ex parte motion on May 31, 2012 to intervene in the action for the purpose of potentially opposing any award of fees and expenses from the fund. The trial court granted the motion to intervene without providing the parties an advance opportunity to object. The plaintiffs and the defendants moved to vacate that order, and those motions are pending, with a hearing set for August 22, 2012. The plaintiffs’ counsel and the trustees are in discussions to see if they can agree on an award of fees from the fund prior to the August 22, 2012 hearing. As noted above, even if class counsel and the trust are not able to reach an agreement and the trustees ultimately oppose any award from the fund, the defendants contend that class counsel are bound by their May 2012 agreement to seek fees only from the fund and they are barred from enforcing any award of fees from any other source.

California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. However, the underlying substantive claims have been reduced to include primarily allegations regarding the use of the descriptor “lights” and statements made during the class period about the health risks of cigarettes. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. The plaintiffs’ motion for reconsideration was denied. The court granted the plaintiffs’ motion to amend the complaint by adding new class representatives and denied the defendants’ motion to dismiss. The plaintiffs filed an eleventh amended complaint adding new class representatives in July 2011. In May 2012, the court issued rulings that decertified the class on false statements concerning additives, nicotine manipulation and conspiracy to mislead concerning health risks of smoking. However, the court declined to decertify the class on the “lights” issue. Trial is scheduled for April 19, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011. Oral argument occurred on May 7, 2012. A decision is pending.

“Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2), California (1) and Arizona (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

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

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. The plaintiffs filed a petition for relief from the judgment in February 2012. A hearing is scheduled for August 21, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for August 22, 2012.

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

In Black v. Brown & Williamson Tobacco Corp., a case filed in November 2000 in Circuit Court, City of St. Louis, Missouri, B&W removed the case to the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed a motion to remand, which was granted in March 2006. In April 2008, the court stayed the case pending U.S. Supreme Court review in Good v. Altria Group, Inc. A nominal trial date of January 10, 2011, was scheduled, but it did not proceed at that time. A status conference is scheduled for February 4, 2013.

In Dahl v. R. J. Reynolds Tobacco Co., a case filed in April 2003, and pending in District Court, Hennepin County, Minnesota, a judge dismissed the case in May 2005, ruling the “lights” claims are preempted by the Federal Cigarette Labeling and Advertising Act. In July 2005, the plaintiffs appealed to the Minnesota Court of Appeals for the Fourth Judicial District. During the pendency of the appeal, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In February 2007, the Eighth Circuit remanded the case to the Minnesota Court of Appeals, which in December 2007, reversed the judgment and remanded the case to the District Court. In January 2009, the Minnesota Supreme Court issued an order vacating the February 2008 order that granted RJR Tobacco’s petition for review. In July 2009, the plaintiffs in this case and in Thompson v. R. J. Reynolds Tobacco Co., discussed below, filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case and in Thompson until completion of all appellate review in Curtis v. Altria Group, Inc. In June 2012, the court dismissed the case with prejudice.

In Thompson v. R. J. Reynolds Tobacco Co., a case filed in February 2005 in District Court, Hennepin County, Minnesota, RJR Tobacco removed the case to the U.S. District Court for the District of Minnesota. In October 2007, the U.S. District Court remanded the case to state district court. In May 2009, the court entered an agreed scheduling order that bifurcates merits and class certification discovery. The parties were engaged in class certification discovery. In July 2009, the plaintiffs in this case and in Dahl v. R. J. Reynolds Tobacco Co. filed a motion to consolidate for discovery and trial. In October 2009, the court companioned the two cases and reserved its ruling on the motion to consolidate, which it said will be reevaluated as discovery progresses. In February 2010, a stipulation and order was entered to stay proceedings in this case and in Dahl until completion of all appellate review in Curtis v. Altria Group, Inc. In June 2012, the court dismissed the case with prejudice.

In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, non-disclosure, negligent misrepresentation and unjust enrichment. The plaintiffs

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. On April 26, 2012, the plaintiffs’ motion for partial summary judgment on the grounds of the purported collateral estoppel effect of certain findings in United States v. Philip Morris USA, Inc., was denied. Discovery in this case continues.

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

As of June 30, 2012, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

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

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

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

RJR Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. Oral argument occurred on April 20, 2012. A decision is pending. The trial court also issued an opinion on January 26, 2012, stating that it will not defer its decision on the corrective action statements pending the outcome of pending FDA litigation. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over the next three years into the registry of the district court.

Native American Tribe Cases. As of June 30, 2012, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases. Eight health-care reimbursement cases have been served on RJR Tobacco, its current or former affiliates, or B&W outside the United States, by eight Canadian provinces. Both of the remaining Canadian provinces have either indicated an intention to file similar cases or filed actions that have not been served on RJR Tobacco or its current or former affiliates. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered or is in the process of tendering the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates in all these actions that have been tendered.

•

British Columbia—In 1997, British Columbia enacted a statute, subsequently amended, which created a civil cause of action for the government to recover the costs of health-care benefits incurred for insured populations of British Columbia residents resulting from tobacco-related disease. An action brought on behalf of the Province of British Columbia pursuant to the statute against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and certain of its affiliates, was dismissed in February 2000 when the British Columbia Supreme Court ruled that the legislation was unconstitutional and set aside service ex juris against the foreign defendants for that reason. British Columbia then enacted a revised statute, pursuant to which an action was filed in January 2001 against many of the same defendants, including RJR Tobacco and one of its affiliates, in Supreme Court, British Columbia. In that action, the British Columbia government seeks to recover the present value of its total expenditures for health-care benefits provided for insured persons resulting from tobacco-related disease or the risk of tobacco-related disease caused by alleged breaches of duty by the manufacturers, the present value of its estimated total expenditures for health-care benefits that reasonably could be expected to be provided for those insured

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

persons resulting from tobacco-related disease or the risk of tobacco-related disease in the future, court ordered interest, and costs, or in the alternative, special or increased costs. The government alleges that the defendants are liable under the British Columbia statute by reason of their “tobacco related wrongs,” which are alleged to include: selling defective products, failure to warn, sale of cigarettes to children and adolescents, illegal importation, strict liability, deceit and misrepresentation, violation of trade practice and competition acts, concerted action, and joint liability. RJR Tobacco and its affiliate filed statements of defense in January 2007. In February 2010, the trial date was adjourned, and no new date has been set.

•

New Brunswick—In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2008, which is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the British Columbia action described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010.

•

Ontario—In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. The jurisdictional challenge brought by RJR Tobacco and its affiliate was denied by the motions court on January 4, 2012, and RJR Tobacco and its affiliate have filed an appeal.

•

Newfoundland and Labrador—In February 2011, a case was filed on behalf of the Province of Newfoundland and Labrador, Canada, hereinafter Newfoundland, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the General Trial Division of the Supreme Court of Newfoundland and Labrador. The claim is brought pursuant to legislation passed in Newfoundland in 2001 and proclaimed in February 2011, which is substantially similar to the revised British Columbia statute described above. In this action, the Newfoundland government seeks to recover essentially the same types of damages that are being sought in the British Columbia, New Brunswick and Ontario actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Newfoundland court. A decision is pending.

•

Quebec—In June 2012, a case was filed on behalf of the Province of Quebec, hereinafter Quebec, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia, New Brunswick, Ontario, and Newfoundland and Labrador actions described above based on analogous theories of liability. Attorneys representing RJR Tobacco and its affiliate have entered an appearance. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, and that challenge is pending.

•

Other Provinces—In July 2012, cases were filed on behalf of each of the Provinces of Manitoba, Saskatchewan and Alberta, in each case against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, and pursuant to legislation that is substantially similar to the revised British Columbia statute described above. In these actions, each of the above Provinces seeks to recover essentially the same types of damages that are being sought in the British Columbia, New Brunswick, Ontario, Newfoundland and Labrador and Quebec actions described above based on analogous theories of liability.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

State Settlement Agreements-Enforcement and Validity; Adjustments

As of June 30, 2012, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

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

In addition, in February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. Finally, the court awarded the State attorneys’ fees and costs in an amount to be determined. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. Decision by the Mississippi Supreme Court is pending.

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

•

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. Oral argument occurred in October 2011. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. On March 22, 2012, the court entered an order granting the State’s request for approximately $3 million in attorneys’ fees. RJR Tobacco filed a notice of appeal in April 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of June 30, 2012, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Trial on Montana’s assertion of its diligent enforcement defense to the 2003 NPM Adjustment was set for trial on September 10, 2012. On June 22, 2012, Montana and the PMs reached an agreement that the PMs do not contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The arbitration panel contemplated by the MSA and the Arbitration Agreement has been selected, and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. Document and deposition discovery has been conducted pursuant to various orders of the arbitration panel. On November 3, 2011, RJR Tobacco and the other PMs advised the arbitration panel that they were not contesting the “diligent enforcement” of 12 states and the four pacific territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, DC and Puerto Rico was contested and will be the subject of further proceedings. A common issues hearing was held in April 2012 and state specific evidentiary hearings began in May 2012. To date, evidentiary hearings for three states have been held. State specific hearings will continue thereafter on a monthly basis until proceedings with respect to all contested states have been completed. It is anticipated that it will be 12 to 18 months before a decision on the merits with respect to the 2003 NPM Adjustment is reached.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate PM payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid. The parties also agreed to arbitrate the Independent Auditor’s calculation of the Volume Adjustment with respect to the treatment of “roll your own”, referred to as RYO, tobacco. On December 15, 2011, the parties entered into an agreement regarding procedures for formation of an arbitration panel with respect to this arbitration. Selection of arbitrators has been completed, an initial hearing has been held and discovery is now underway.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of June 30, 2012, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In January 2007, the court granted RJR Tobacco’s motion for summary judgment of invalidity based on indefiniteness. The court granted in part and denied in part, RJR Tobacco’s other summary judgment motion concerning the effective filing date of Star’s patents. In June 2007, the court ruled that Star’s patents were unenforceable due to inequitable conduct by Star and its representatives in the U.S. Patent & Trademark Office, referred to as the PTO, and entered final judgment in favor of RJR Tobacco and against Star. Star filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On September 26, 2011, RJR Tobacco filed a combined petition for panel rehearing and rehearing en banc with the Federal Circuit seeking rehearing on whether Star’s patents at issue are invalid based upon indefiniteness. The Federal Circuit denied RJR Tobacco’s combined petition on November 29, 2011, and the Federal Circuit’s judgment issued as a mandate on December 15, 2011. Star I has now returned to the district court for further proceedings on RJR Tobacco’s bill of cost and motion for attorneys’ fees and excess costs. Star I and Star II have been stayed and referred to the magistrate judge for mediation purposes. A mediation conference is scheduled for August 2012.

On March 28, 2012, RJR Tobacco filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of whether the Federal Circuit’s test for definiteness faithfully implements the definiteness requirement of 35 U.S.C. § 112, par. 2 as interpreted by the decisions of the U.S. Supreme Court. Star filed its opposition to RJR Tobacco’s petition on May 29, 2012, and RJR Tobacco filed its reply on June 11, 2012. The petition is supported by three amicus curiae briefs filed by Intel Corporation, EMC Corporation, Cisco Systems, Inc., Google, Inc., Facebook, Inc., Hewlett-Packard Co., and the Washington Legal Foundation. The court is expected to rule on the petition later this year.

In the PTO reexamination proceeding, the PTO in March and April 2011 issued ex parte reexamination certificates confirming the patentability of the claims of the Star patents at issue in Star I. The PTO reexamination proceeding did not address the question of whether Star’s patents are invalid based upon indefiniteness.

FDA Litigation. In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. The parties finished briefing their respective cross-motions for summary judgment in December 2009, and in January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. On March 29, 2012, the Sixth Circuit issued its opinion affirming the district court’s decision in all respects but two: (1) holding as constitutional the ban on manufacturers making statements that their products conform to FDA regulatory requirements; and (2) holding as unconstitutional the ban on continuity programs. On May 31, 2012, the Sixth Circuit denied the plaintiffs’ motion for rehearing en banc. The parties now have until August 29, 2012 to file a petition for writ of certiorari with the U.S. Supreme Court.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties claims. On December 1, 2011, the government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. The appellate court scheduled oral argument on the appeal for April 10, 2012. Concurrently, the parties completed briefing on their respective cross motions for summary judgment before the district court. On February 29, 2012, the district court granted the plaintiffs’ motion for summary judgment, finding that these mandatory graphic warnings violated the First Amendment by unconstitutionally compelling speech. In so finding, the court issued a permanent injunction preventing the FDA from requiring the companies to implement new textual and graphic warnings until 15 months after the issuance of new regulations that are constitutionally permissible. The government filed a notice of appeal of this order with the Court of Appeals for the D. C. Circuit on March 4, 2012, and moved the appellate court to consolidate this appeal with the government’s appeal of the preliminary injunction decision already set for hearing on April 10, 2012. The Court of Appeals granted the government’s motion and heard argument on both appeals on that date. A decision is pending.

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

RJR Tobacco and others brought suit against the City of Providence, Rhode Island challenging ordinances that prohibit: (1) acceptance of tobacco product coupons; (2) the offering of certain pricing discounts for tobacco products; and (3) certain flavored tobacco products in Providence, Rhode Island. The case, National Association of Tobacco Outlets, Inc. v. City of Providence, was filed in the U.S. District Court for the District of Rhode Island on February 13, 2012. The parties have filed cross motions for summary judgment, and the City has agreed to stay enforcement of the ordinances until October 15, 2012, to allow the court an opportunity to resolve the motions.

RJR Tobacco and others brought suit against the Village of Haverstraw, New York, challenging Local Law #5, which prohibits tobacco retailers from displaying: (1) tobacco products in a manner that permits consumers to view the products prior to purchase, and (2) many types of signage for tobacco products. The case, New York Association of Convenience Stores v. Village of Haverstraw, New York, was filed in the U.S. District Court for the Southern District of New York on June 26, 2012. RJR Tobacco and the other plaintiffs seek either an injunction against enforcement, or judgment in their favor, before the effective date (October 13, 2012) of Local Law #5.

In Richard Villarreal v. R. J. Reynolds Tobacco Co., a case filed June 6, 2012, the plaintiff filed a collective action complaint against R. J. Reynolds Tobacco Co., Pinstripe, Inc., and CareerBuilder, LLC, in the U.S. District Court, Northern District of Georgia. The complaint alleges unlawful discrimination with respect to the hiring of individuals to fill entry-level regional sales positions in violation of the Age Discrimination in Employment Act (29 U.S.C. §621, et seq.). Discovery is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Finally, in March 2012, RJR Tobacco, American Snuff Co. and SFNTC received separate letters from McLane Company, Inc. regarding the Walgreen matter. Following receipt of a similar demand letter from Walgreen Co., McLane has requested that RJR Tobacco, American Snuff Co. and SFNTC defend and indemnify affected McLane customers. RJR Tobacco, American Snuff Co. and SFNTC each submitted a reply to McLane in April 2012. As with the previous demand, RJR Tobacco, American Snuff Co. and SFNTC each believes it has valid defenses to any claim for defense or indemnification from Walgreen or McLane.

Smokeless Tobacco Litigation

As of June 30, 2012, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

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

American Snuff Co. was served with a complaint that was filed in October 2011 in the U.S. District Court for the Northern District of Mississippi, Vertison v. American Snuff Co., LLC. The plaintiff alleges that as a result of her use of the defendants’ smokeless tobacco products, she developed oral cancer. The plaintiff seeks unspecified compensatory and punitive damages. On January 13, 2012, American Snuff Co. filed its answer to the complaint. Discovery is underway. Trial is scheduled for August 5, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2010	$—	$8,535	$(1,807)	$(218)	$6,510
Net income	—	—	708	—	708
Retirement benefits, net of $16 million tax expense	—	—	—	24	24
Unrealized loss on long-term investments, net of $1 million tax benefit	—	—	—	(2)	(2)
Cumulative translation adjustment, net of $9 million tax expense	—	—	—	20	20
Dividends—$1.06 per share	—	—	(623)	—	(623)
Common stock repurchased	—	(6)	—	—	(6)
Equity incentive award plan and stock-based compensation	—	19	—	—	19
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of June 30, 2011	$—	$8,549	$(1,722)	$(176)	$6,651

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	713	—	713
Retirement benefits, net of $66 million tax expense	—	—	—	100	100
Unrealized gain on long-term investments, net of $1 million tax expense	—	—	—	1	1
Unrealized loss on hedging instruments, net of $8 million tax benefit	—	—	—	(14)	(14)
Cumulative translation adjustment, net of $2 million tax benefit	—	—	—	(5)	(5)
Dividends—$1.15 per share	—	—	(658)	—	(658)
Common stock repurchased	—	(551)	—	—	(551)
Equity incentive award plan and stock-based compensation	—	21	—	—	21
Excess tax benefit on stock-based compensation plans	—	33	—	—	33

Balance as of June 30, 2012	$—	$7,796	$(1,605)	$(300)	$5,891

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first six months of 2012, RAI repurchased and cancelled 12,435,958 shares of RAI common stock for $512 million under the above share repurchase program. As of June 30, 2012, RAI had repurchased and cancelled 19,212,595 shares of RAI common stock for $788 million under the above share repurchase program.

In addition, during the first six months of 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock vesting under the RAI Long-Term Incentive Plan, referred to as the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan.

On February 2, 2012 and May 3, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share and $0.59 per common share, respectively, or $2.36 on an annualized basis, to shareholders of record as of March 9, 2012 and June 11, 2012, respectively.

Note 11 — Stock Plans

In February 2012, the board of directors of RAI approved a grant to key employees of RAI and its subsidiaries, effective March 1, 2012, of 1,222,534 nonvested restricted stock units under the Omnibus Plan. The restricted stock units generally will vest on March 1, 2015. Upon settlement, each grantee will receive a number of shares of RAI’s common stock equal to the product of the number of vested units and a percentage up to 150% based on the average RAI annual incentive award plan score over the three-year period ending December 31, 2014.

As an equity-based grant, compensation expense relating to the 2012 Omnibus Plan grant will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $42.16. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $6.72 per share for the three-year performance period ending December 31, 2014, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

Note 12 — Segment Information

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale on February 28, 2011, Lane. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, among other RAI subsidiaries, is included in All Other. The segments were identified based on how RAI’s chief operating decision maker allocates resources and assesses performance. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. The amounts presented for the prior-year period have been reclassified to reflect the current segment composition.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers two types of smoke-free tobacco products, CAMEL Snus, and in certain lead markets, CAMEL Dissolvables. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. Effective January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, transferred to RJR Tobacco from Santa Fe.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Segment Data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
RJR Tobacco	$1,833	$1,960	$3,464	$3,660
American Snuff	172	153	330	320
Santa Fe	129	110	229	202
All Other	42	44	86	76

Consolidated net sales	$2,176	$2,267	$4,109	$4,258

Operating income:
RJR Tobacco	$594	$461	$971	$970
American Snuff	95	80	179	166
Santa Fe	64	51	109	92
All Other	4	15	12	16
Corporate expense	(23)	(27)	(51)	(41)

Consolidated operating income	$734	$580	$1,220	$1,203

Reconciliation to income before income taxes:
Operating income (1)	$734	$580	$1,220	$1,203
Interest and debt expense	58	55	114	110
Interest income	(2)	(3)	(4)	(6)
Other expense, net	2	—	5	—

Income before income taxes	$676	$528	$1,105	$1,099

(1)	For information related to restructuring charges, see note 4.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:

Balances:

	June 30, 2012	December 31, 2011
Accounts receivable	$53	$67
Accounts payable	1	2
Deferred revenue	17	42

Transactions for the six months ended June 30:

	2012	2011
Net sales	$164	$243
Purchases	—	2
RAI common stock purchases from B&W	185	—

RAI’s operating subsidiaries sell contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Pricing for contract manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4.0% of RAI’s total net sales during the six months ended June 30, 2012.

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 4,502,196 shares of RAI common stock from B&W during the six months ended June 30, 2012.

A member of the board of directors of RAI is also the president and chief executive officer of a company from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during the six months ended June 30, 2012 and 2011, and related amounts due at June 30, 2012 and 2011, were less than $1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14 — RAI Guaranteed, Unsecured Notes — Condensed Consolidating Financial Statements

The following condensed consolidating financial statements relate to the guaranties of RAI’s $3.1 billion unsecured notes. RAI’s direct, wholly owned subsidiaries and certain of its indirectly owned subsidiaries have fully and unconditionally, and jointly and severally, guaranteed these notes. The following condensed consolidating financial statements include: the accounts and activities of RAI, the parent issuer; RJR, RJR Tobacco, American Snuff Co., SFNTC, and certain of RAI’s other subsidiaries, the Guarantors; other indirect subsidiaries of RAI that are not Guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2012
Net sales	$—	$2,065	$32	$(8)	$2,089
Net sales, related party	—	87	—	—	87

Net sales	—	2,152	32	(8)	2,176
Cost of products sold	—	1,111	9	(8)	1,112
Selling, general and administrative expenses	3	297	25	—	325
Amortization expense	—	5	—	—	5

Operating income (loss)	(3)	739	(2)	—	734
Interest and debt expense	56	31	—	(29)	58
Interest income	(29)	(1)	(1)	29	(2)
Other expense (income), net	1	(11)	1	11	2

Income (loss) before income taxes	(31)	720	(2)	(11)	676
Provision for (benefit from) income taxes	(22)	256	(1)	—	233
Equity income from subsidiaries	452	2	—	(454)	—

Net income (loss)	$443	$466	$(1)	$(465)	$443

For the Three Months Ended June 30, 2011
Net sales	$—	$2,101	$32	$(5)	$2,128
Net sales, related party	—	139	—	—	139

Net sales	—	2,240	32	(5)	2,267
Cost of products sold	—	1,191	7	(5)	1,193
Selling, general and administrative expenses	3	462	23	—	488
Amortization expense	—	6	—	—	6

Operating income (loss)	(3)	581	2	—	580
Interest and debt expense	53	31	—	(29)	55
Interest income	(29)	(1)	(2)	29	(3)
Other expense (income), net	1	(12)	1	10	—

Income (loss) before income taxes	(28)	563	3	(10)	528
Provision for (benefit from) income taxes	(10)	212	(1)	—	201
Equity income from subsidiaries	345	7	—	(352)	—

Net income	$327	$358	$4	$(362)	$327

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2012
Net sales	$—	$3,896	$64	$(15)	$3,945
Net sales, related party	—	164	—	—	164

Net sales	—	4,060	64	(15)	4,109
Cost of products sold	—	2,104	17	(15)	2,106
Selling, general and administrative expenses	5	572	46	—	623
Amortization expense	—	11	—	—	11
Restructuring charge	4	145	—	—	149

Operating income (loss)	(9)	1,228	1	—	1,220
Interest and debt expense	110	61	—	(57)	114
Interest income	(57)	(2)	(2)	57	(4)
Other expense (income), net	2	(22)	3	22	5

Income (loss) before income taxes	(64)	1,191	—	(22)	1,105
Provision for (benefit from) income taxes	(33)	427	(2)	—	392
Equity income from subsidiaries	744	8	—	(752)	—

Net income	$713	$772	$2	$(774)	$713

For the Six Months Ended June 30, 2011
Net sales	$—	$3,973	$54	$(12)	$4,015
Net sales, related party	—	243	—	—	243

Net sales	—	4,216	54	(12)	4,258
Cost of products sold	—	2,229	11	(12)	2,228
Selling, general and administrative expenses	115	657	43	—	815
Amortization expense	—	12	—	—	12

Operating income (loss)	(115)	1,318	—	—	1,203
Interest and debt expense	106	63	—	(59)	110
Interest income	(59)	(2)	(4)	59	(6)
Other expense (income), net	2	(24)	1	21	—

Income (loss) before income taxes	(164)	1,281	3	(21)	1,099
Provision for (benefit from) income taxes	(64)	455	—	—	391
Equity income from subsidiaries	808	8	—	(816)	—

Net income	$708	$834	$3	$(837)	$708

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2012
Net income (loss)	$443	$466	$(1)	$(465)	$443
Other comprehensive income (loss), net of tax:
Retirement benefits	26	26	(1)	(25)	26
Unrealized loss on long-term investments	(1)	(1)	—	1	(1)
Unrealized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	(15)	(15)	(19)	34	(15)

Comprehensive income (loss)	$439	$476	$(21)	$(455)	$439

For the Three Months Ended June 30, 2011
Net income	$327	$358	$4	$(362)	$327
Other comprehensive income (loss), net of tax:
Retirement benefits	30	32	1	(33)	30
Unrealized loss on long-term investments	(2)	(2)	—	2	(2)
Cumulative translation adjustment and other	5	5	9	(14)	5

Comprehensive income	$360	$393	$14	$(407)	$360

For the Six Months Ended June 30, 2012
Net income	$713	$772	$2	$(774)	$713
Other comprehensive income (loss), net of tax:
Retirement benefits	100	100	(1)	(99)	100
Unrealized gain on long-term investments	1	1	—	(1)	1
Unrealized loss on hedging instruments	(14)	—	—	—	(14)
Cumulative translation adjustment and other	(5)	(5)	(7)	12	(5)

Comprehensive income (loss)	$795	$868	$(6)	$(862)	$795

For the Six Months Ended June 30, 2011
Net income	$708	$834	$3	$(837)	$708
Other comprehensive income (loss), net of tax:
Retirement benefits	24	29	1	(30)	24
Unrealized loss on long-term investments	(2)	(2)	—	2	(2)
Cumulative translation adjustment and other	20	20	29	(49)	20

Comprehensive income	$750	$881	$33	$(914)	$750

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2012
Cash flows from (used in) operating activities	$174	$172	$22	$(432)	$(64)

Cash flows from (used in) investing activities:
Capital expenditures	—	(50)	—	—	(50)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	445	—	—	(445)	—
Other, net	20	2	—	(19)	3

Net cash flows from (used in) investing activities	465	(48)	30	(464)	(17)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(643)	(411)	—	411	(643)
Repurchase of common stock	(551)	—	—	—	(551)
Repayment of long-term debt	(393)	(58)	—	—	(451)
Principal borrowings under term loan credit facility	750	—	—	—	750
Excess tax benefit on stock-based compensation plans	33	—	—	—	33
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(445)	—	445	—
Other, net	(2)	(20)	—	19	(3)

Net cash flows used in financing activities	(827)	(934)	—	896	(865)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Net change in cash and cash equivalents	(188)	(810)	47	—	(951)
Cash and cash equivalents at beginning of period	328	1,361	267	—	1,956

Cash and cash equivalents at end of period	$140	$551	$314	$—	$1,005

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2011
Cash flows from (used in) operating activities	$217	$369	$(1)	$(601)	$(16)

Cash flows from (used in) investing activities:
Capital expenditures	—	(92)	—	—	(92)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	430	—	—	(430)	—
Other, net	20	18	—	(33)	5

Net cash flows from investing activities	529	49	32	(463)	147

Cash flows used in financing activities:
Dividends paid on common stock	(594)	(580)	—	580	(594)
Repurchase of common stock	(6)	—	—	—	(6)
Repayment of long-term debt	(400)	—	—	—	(400)
Dividends paid on preferred stock	(21)	—	—	21	—
Distribution of equity	—	(430)	—	430	—
Other, net	(11)	(20)	(2)	33	—

Net cash flows used in financing activities	(1,032)	(1,030)	(2)	1,064	(1,000)

Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12

Net change in cash and cash equivalents	(286)	(612)	41	—	(857)
Cash and cash equivalents at beginning of period	327	1,616	252	—	2,195

Cash and cash equivalents at end of period	$41	$1,004	$293	$—	$1,338

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
June 30, 2012
Assets
Cash and cash equivalents	$140	$551	$314	$—	$1,005
Accounts receivable	—	85	26	—	111
Accounts receivable, related party	—	53	—	—	53
Other receivables	404	51	33	(443)	45
Inventories	—	874	44	(1)	917
Deferred income taxes, net	—	931	1	(2)	930
Prepaid expenses and other	83	200	5	(2)	286

Total current assets	627	2,745	423	(448)	3,347
Property, plant and equipment, net	5	1,044	3	1	1,053
Trademarks and other intangible assets, net	—	2,542	49	—	2,591
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,940	1,326	—	(3,266)	—
Investment in subsidiaries	8,972	463	—	(9,435)	—
Other assets and deferred charges	69	175	38	(49)	233

Total assets	$11,613	$16,294	$524	$(13,197)	$15,234

Liabilities and shareholders’ equity
Accounts payable	$3	$109	$11	$—	$123
Tobacco settlement accruals	—	1,720	—	—	1,720
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	17	—	—	17
Current maturities of long-term debt	624	—	—	—	624
Term loan credit facility	750	—	—	—	750
Other current liabilities	440	1,037	46	(447)	1,076

Total current liabilities	1,817	2,884	57	(447)	4,311
Intercompany notes and interest payable	1,326	1,940	—	(3,266)	—
Long-term debt (less current maturities)	2,509	60	—	—	2,569
Deferred income taxes, net	—	688	2	(49)	641
Long-term retirement benefits (less current portion)	49	1,533	13	—	1,595
Other noncurrent liabilities	21	206	—	—	227
Shareholders’ equity	5,891	8,983	452	(9,435)	5,891

Total liabilities and shareholders’ equity	$11,613	$16,294	$524	$(13,197)	$15,234

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$1,361	$267	$—	$1,956
Accounts receivable	—	77	24	—	101
Accounts receivable, related party	—	67	—	—	67
Other receivables	95	50	39	(138)	46
Inventories	—	929	38	—	967
Deferred income taxes, net	—	952	1	(8)	945
Prepaid expenses and other	19	200	7	(1)	225

Total current assets	442	3,636	376	(147)	4,307
Property, plant and equipment, net	5	1,061	3	1	1,070
Trademarks and other intangible assets, net	—	2,553	49	—	2,602
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,960	1,325	—	(3,285)	—
Investment in subsidiaries	9,139	463	—	(9,602)	—
Other assets and deferred charges	68	171	71	(45)	265

Total assets	$11,614	$17,208	$510	$(13,078)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$107	$6	$—	$113
Tobacco settlement accruals	—	2,530	—	—	2,530
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	457
Other current liabilities	421	827	31	(147)	1,132

Total current liabilities	820	3,566	37	(147)	4,276
Intercompany notes and interest payable	1,325	1,960	—	(3,285)	—
Long-term debt (less current maturities)	3,145	61	—	—	3,206
Deferred income taxes, net	—	553	3	(45)	511
Long-term retirement benefits (less current portion)	48	1,699	12	—	1,759
Other noncurrent liabilities	25	224	2	—	251
Shareholders’ equity	6,251	9,145	456	(9,601)	6,251

Total liabilities and shareholders’ equity	$11,614	$17,208	$510	$(13,078)	$16,254

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the second quarter of 2012 with the second quarter of 2011 and the first six months of 2012 with the first six months of 2011. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

Overview and Business Initiatives

RAI’s reportable operating segments are RJR Tobacco, American Snuff and Santa Fe. The RJR Tobacco segment consists of the primary operations of R. J. Reynolds Tobacco Company. The American Snuff segment consists of the primary operations of American Snuff Co. and, prior to its sale on February 28, 2011, Lane. On February 28, 2011, RAI completed the sale of all of the capital stock of Lane and certain other assets related to the Lane operations, to an affiliate of STG for net proceeds of $202 million in cash. The Santa Fe segment consists of the primary operations of SFNTC. Niconovum AB, among other RAI subsidiaries, is included in All Other. Certain of RAI’s operating subsidiaries have entered into intercompany agreements for products or services with other subsidiaries. As a result, certain activities of an operating subsidiary may be included in a different segment of RAI. The amounts presented for the prior-year period have been reclassified to reflect the current year segment composition.

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. RJR Tobacco also manages contract manufacturing of cigarettes and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. Effective January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, transferred to RJR Tobacco from Santa Fe.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in the first six months of 2012. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

American Snuff faces significant competition in the smokeless tobacco categories. Similar to the cigarette market, competition is based primarily on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence.

American Snuff Co. has replaced its manufacturing operations in Memphis, Tennessee, with production beginning at its new facility in early 2012, and also has replaced and increased its tobacco-processing capacity in Clarksville, Tennessee.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, except for two Engle Progeny cases accrued as of June 30, 2012, and described in “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

Gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the service to expected full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

During the fourth quarter of 2011, RAI changed its method of recognizing actuarial gains and losses for pension and postretirement benefit plans. Prior year results have been adjusted to reflect the accounting change. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31.

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

Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net sales(1):
RJR Tobacco	$1,833	$1,960	(6.5)%	$3,464	$3,660	(5.4)%
American Snuff	172	153	12.4%	330	320	3.1%
Santa Fe	129	110	17.3%	229	202	13.4%
All Other	42	44	(4.5)%	86	76	13.2%

Net sales	2,176	2,267	(4.0)%	4,109	4,258	(3.5)%
Cost of products sold(1)(2)	1,112	1,193	(6.8)%	2,106	2,228	(5.5)%
Selling, general and administrative expenses	325	488	(33.4)%	623	815	(23.6)%
Amortization expense	5	6	(16.7)%	11	12	(8.3)%
Restructuring charge	—	—	NM (3)	149	—	NM (3)
Operating income:
RJR Tobacco	594	461	28.9%	971	970	0.2%
American Snuff	95	80	18.4%	179	166	7.8%
Santa Fe	64	51	25.9%	109	92	18.3%
All Other	4	15	(73.3)%	12	16	(25.0)%
Corporate expense	(23)	(27)	14.8%	(51)	(41)	24.4%

Operating income	$734	$580	26.6%	$1,220	$1,203	1.4%

(1)	Excludes excise taxes of:

	2012	2011	2012	2011
RJR Tobacco	$912	$978	$1,730	$1,846
American Snuff	13	12	25	33
Santa Fe	45	41	80	77
All Other	58	61	116	110

	$1,028	$1,092	$1,951	$2,066

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.
(3)	Percentage of change not meaningful.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows(1):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Growth brands:
CAMEL	5.5	5.8	(4.1)%	10.6	10.6	(0.2)%
PALL MALL	5.6	5.8	(3.6)%	10.5	11.0	(4.4)%

	11.1	11.6	(4.0)%	21.1	21.6	(2.3)%
Other	7.0	7.8	(10.8)%	13.3	15.1	(12.0)%

Total domestic	18.1	19.4	(6.7)%	34.4	36.7	(6.3)%

Total premium	10.6	11.1	(4.5)%	20.1	20.8	(3.2)%
Total value	7.5	8.4	(9.7)%	14.3	15.9	(10.3)%
Premium/total mix	58.3%	57.0%		58.4%	56.6%
Industry(2):
Premium	54.3	55.3	(1.8)%	101.7	104.3	(2.5)%
Value	21.9	22.1	(1.2)%	41.3	42.7	(3.4)%

Total domestic	76.1	77.4	(1.7)%	143.0	147.0	(2.8)%

Premium/total mix	71.3%	71.4%		71.1%	70.9%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.
(2)	Based on information from Management Science Associates, Inc., referred to as MSAi.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and excise taxes.

RJR Tobacco’s net sales for the quarter ended June 30, 2012, decreased compared with the prior-year quarter, due to $133 million attributable to lower cigarette volume and lower related party sales of $52 million, partially offset by higher pricing of $61 million as well as a favorable premium-to-value mix. RJR Tobacco’s net sales for the six months ended June 30, 2012, decreased compared with the prior-year period, due to $228 million attributable to lower cigarette volume and lower related party sales of $78 million, partially offset by higher pricing of $118 million as well as a favorable premium-to-value mix.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	June 30, 2012	March 31, 2012	Share Point Change	June 30, 2011	Share Point Change
Growth brands:
CAMEL	8.3%	8.4%	(0.1)	8.4%	(0.1)
PALL MALL	8.4%	8.5%	(0.1)	8.6%	(0.2)

Total growth brands	16.7%	16.9%	(0.2)	16.9%	(0.2)
Other	9.5%	9.9%	(0.4)	10.7%	(1.2)

Total domestic	26.2%	26.8%	(0.6)	27.6%	(1.4)

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

The retail share of market of CAMEL at 8.3 share points, decreased slightly compared with the prior-year quarter. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.

CAMEL’s cigarette market share was favorably impacted by its menthol styles, which feature the same innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s second quarter of 2012 menthol market share, including CAMEL Crush, increased 0.5 percentage points from the second quarter of 2011 to 2.8 percent.

CAMEL Snus, a smoke-free tobacco product, continues excellent marketplace performance in this new smoke-free category. CAMEL Snus Mint was expanded in select markets beginning in the second quarter of 2012.

CAMEL’s refined and improved line of dissolvable tobacco products continues to generate new consumer insights.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s second-quarter market share of 8.4% was down slightly compared with the prior-year period. PALL MALL continued to be negatively impacted by significant competition from other value brands, as well as value-priced line extensions of competitive premium brands that sell at or below PALL MALL’s price point.

The combined share of market of RJR Tobacco’s growth brands during the second quarter of 2012 decreased by 0.2 share points over the same period in 2011. RJR Tobacco’s total cigarette market share declined from the prior year as RJR Tobacco has discontinued many of its non-core cigarette styles, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three- and six-month periods ended June 30, 2012, was favorably impacted by higher cigarette pricing and productivity improvements, partially offset by lower cigarette volume on support and non-support brands and increased promotional spending.

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

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
State Settlement Agreements	$601	$627	$1,141	$1,186
Federal tobacco quota buyout	52	55	105	112
FDA user fees	28	29	57	57

Expenses under the State Settlement Agreements are expected to be approximately $2.4 billion in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $200 million to $210 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $110 million to $120 million in 2012. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $39 million and $48 million for the three months ended June 30, 2012 and 2011, respectively; and $81 million and $91 million for the six months ended June 30, 2012 and 2011, respectively. For additional information regarding litigation activity, as well as legal expense accruals, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through June 30, 2013.

RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in RJR Tobacco’s pending cases, including the number of cases in trial and scheduled for trial, particularly with respect to Engle Progeny cases, RJR Tobacco’s product liability defense costs continue to remain at a high level. In addition, it is possible that other adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the consolidated results of operations, cash flows or financial position of RAI or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows(1):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
GRIZZLY	99.0	88.2	12.3%	192.0	173.2	10.9%
Other	12.3	12.4	(0.7)%	23.7	24.4	(2.8)%

Total moist snuff	111.3	100.6	10.7%	215.8	197.6	9.2%

(1)	Amounts presented in this table are rounded on an individual basis and, accordingly, may not sum on an aggregate basis. Percentages are calculated on unrounded numbers.

American Snuff’s net sales for the three-month period ended June 30, 2012, were favorably impacted by higher moist snuff volume and pricing, partially offset by high levels of competitive promotional activity. American Snuff’s net sales for the six-month period ended June 30, 2012, were favorably impacted by higher moist snuff volume and pricing, partially offset by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the second quarter of 2012, with gains on core styles.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	June 30, 2012	March 31, 2012	Share Point Change	June 30, 2011	Share Point Change
GRIZZLY	29.0%	28.7%	0.3	27.0%	2.0
Other	3.4%	3.5%	(0.1)	3.7%	(0.3)

Total moist snuff	32.4%	32.2%	0.2	30.7%	1.7

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

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 86% of American Snuff’s revenue in each of the second quarter and the first six months of 2012 compared with approximately 82% of American Snuff’s revenue in the second quarter of 2011 and approximately 81% in the first six months of 2011. U.S. moist snuff industry shipment volume grew by approximately 5.0% in the second quarter of 2012 compared with the same period in 2011.

The increase in GRIZZLY’s market share of moist snuff in the second quarter of 2012, from the second quarter of 2011, was due to growth across the brand family, resulting from new retail contracts that were introduced in the first quarter of 2011, as well as support from the larger field trade marketing organization. These changes have strengthened GRIZZLY’s product distribution and retail presence. In the industry, the moist pouch segment grew approximately 10% in 2012, and now accounts for over 12% of moist snuff industry volume. GRIZZLY’s pouch styles accounted for approximately 30% of the pouch segment at June 30, 2012.

Operating Income

American Snuff’s operating income for the three months ended June 30, 2012, increased as compared with the three months ended June 30, 2011, due to higher moist snuff pricing and sales volume, partially offset by high levels of competitive promotional activity. American Snuff’s operating income for the six months ended June 30, 2012, increased as compared with the six months ended June 30, 2011, due to higher moist snuff pricing and sales volume, partially offset by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
NATURAL AMERICAN SPIRIT	0.8	0.8	9.5%	1.5	1.4	5.4%

Santa Fe’s net sales for the three- and six-month periods ended June 30, 2012, were favorably impacted by higher pricing and volume. The cigarette shipment volume growth of 9.5% was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain in the first quarter of 2012. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1), were as follows(2):

	For the Three Months Ended
	June 30, 2012	March 31, 2012	Share Point Change	June 30, 2011	Share Point Change
NATURAL AMERICAN SPIRIT	1.1%	1.1%	—	0.9%	0.2

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

Operating Income

Santa Fe’s operating income for the three and six months ended June 30, 2012, increased as compared with the three and six months ended June 30, 2011, as a result of higher cigarette pricing and volume, partially offset by higher MSA costs.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
MSA	$21	$19	$37	$32
Federal tobacco quota buyout	3	2	5	4
FDA user fees	2	1	3	2

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

RAI Consolidated

Interest and debt expense was $58 million for the quarter and $114 million for the six months ended June 30, 2012, compared with $55 million for the quarter and $110 million for the six months ended June 30, 2011.

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

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised this restructuring charge. Of the cash portion, $30 million had been paid as of June 30, 2012. Accordingly, in the condensed consolidated balance sheet (unaudited) as of June 30, 2012, $21 million was included in other current liabilities and $60 million was included in other noncurrent liabilities. Cost savings related to the restructuring are expected to be approximately $25 million during 2012 and increasing to approximately $70 million in 2015.

Provision for income taxes was $233 million, for an effective rate of 34.4%, for the three months ended June 30, 2012, compared with $201 million, for an effective rate of 38.1%, for the three months ended June 30, 2011. The provision for income taxes was $392 million, for an effective rate of 35.5%, for the six months ended June 30, 2012, compared with $391 million, for an effective rate of 35.6%, for the six months ended June 30, 2011. The effective tax rates for the six months ended June 30, 2012 and 2011, were favorably impacted by the reversal of tax reserves related to various state statute expirations and audit settlements. The effective tax rate for each period exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement and Term Loan described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended June 30, 2012, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.

As of June 30, 2012, R.J. Reynolds Tobacco C.V., referred to as RJRTCV, and an indirect wholly owned subsidiary of RAI, held approximately 77 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s condensed consolidated balance sheet (unaudited). Nearly two-thirds of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Finland, France, Germany and the Netherlands. The average maturity of the fund was 27 days as of June 30, 2012. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on its liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of June 30, 2012, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows used in operating activities were $64 million in the first six months of 2012, compared with $16 million in the first six months of 2011. This change was driven primarily by unfavorable changes in inventory as well as higher taxes paid in 2012, partially offset by favorable accounts payable changes in 2012.

Net cash flows used in investing activities were $17 million in the first six months of 2012, compared with $147 million from investing activities in the first six months of 2011, primarily due to proceeds from the sale of the Lane business during the 2011 period, partially offset by higher capital expenditures in the first six months of 2011.

Net cash flows used in financing activities were $865 million in the first six months of 2012, compared with $1 billion in the prior-year period. This decrease in usage was the result of the proceeds from the Term Loan, partially offset by the repurchase of common stock, an increase in the comparable quarterly common stock dividend in 2012 and repayment of long-term debt.

Borrowing Arrangements

RAI and RJR Notes

As of June 30, 2012, the principal amount of RAI’s and RJR’s outstanding debt was $3.8 billion, with maturity dates ranging from 2012 to 2037. RAI, at its option, may redeem any or all of its outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of June 30, 2012, are not redeemable.

On June 1, 2012, RAI repaid $450 million in principal of long-term debt due in 2012 from the proceeds of the Term Loan. In addition, in June 2012, RJR prepaid the remaining insignificant amount of RJR’s guaranteed, unsecured long-term debt due in 2015.

Credit Agreement

On July 29, 2011, RAI entered into a Credit Agreement with a syndicate of lenders, providing for a four-year $750 million senior unsecured revolving credit facility, which may be increased to $1 billion at the discretion of the lenders upon the request of RAI. This agreement replaced RAI’s Fifth Amended and Restated Credit Agreement, dated as of June 28, 2007, as amended.

The Credit Agreement contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, as defined in the Credit Agreement, and (b) limit the ability of RAI and its Material Subsidiaries, to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Credit Agreement also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries, together with certain financial covenants. The restrictive covenants in the Credit Agreement are subject to a number of qualifications and exceptions. The financial covenant levels in the Credit Agreement are a maximum of 3.00 to 1.00 for the consolidated leverage ratio and a minimum of 4.00 to 1.00 for the consolidated interest coverage ratio. In addition, the maturity date of the Credit Agreement is July 29, 2015, which date may be extended, with the agreement of the requisite lenders, in two separate one-year increments. The Credit Agreement contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement.

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of June 30, 2012, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

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

Borrowings under the Credit Agreement bear interest, at the option of RAI, at a rate equal to an applicable margin, based upon the credit ratings assigned to the Credit Agreement, plus:

•

the alternate base rate, which is the higher of (1) the federal funds effective rate from time to time plus 0.5%, (2) the prime rate and (3) the reserve-adjusted eurodollar rate for a one-month interest period plus 1%; or

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

On March 27, 2012, RAI and the subsidiary guarantors entered into a First Amendment to the Credit Agreement and First Amendment to the Subsidiary Guarantee Agreement to provide for the further guarantee by the subsidiary guarantors of RAI’s obligations to the lenders and affiliates thereof under certain designated swap, forward, future or derivative transactions or options or similar agreements from time to time entered into between RAI and such lenders or affiliates.

Term Loan

On February 24, 2012, RAI entered into a Term Loan with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million under the Term Loan. The Term Loan matures on December 28, 2012. RAI used the proceeds for general corporate purposes, including to help pay at maturity the RAI and RJR notes that matured in 2012, to make payments under the MSA and to purchase shares under its share repurchase program.

The Term Loan contains restrictive covenants that (a) limit the ability of RAI and its subsidiaries to (i) pay dividends and repurchase stock, (ii) engage in transactions with affiliates, (iii) create liens, and (iv) engage in sale-leaseback transactions involving a Principal Property, and (b) limit the ability of RAI and its Material Subsidiaries to sell or dispose of all or substantially all of their assets and engage in specified mergers or consolidations. The Term Loan also contains a restrictive covenant that limits the amount of debt that may be incurred by non-guarantor subsidiaries. The covenants in the Term Loan are subject to a number of qualifications and exceptions. The financial covenant levels in the Term Loan are a maximum of 3.00 to 1.00 for the consolidated leverage ratio and a minimum of 4.00 to 1.00 for the consolidated interest coverage ratio. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

Borrowings under the Term Loan bear interest, at the option of RAI, at a rate equal to an applicable margin, which is based upon RAI’s senior unsecured long-term debt credit rating, plus:

•

the alternate base rate, which is the greatest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.5% and (c) the reserve adjusted-eurodollar rate for a one-month interest period plus 1%; or

•

the eurodollar rate, which is the reserve adjusted rate at which eurodollar deposits for one, two, three or six months (or shorter periods if agreed to by the Administrative Agent and the lenders) are offered in the interbank eurodollar market.

The outstanding balance of $750 million on June 30, 2012, bears interest at the rate of approximately 2.0%.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at June 30, 2012.

Interest Rate Contracts

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI has designated these derivatives as cash flow hedges of a forecasted transaction. These forward starting interest rate contracts mitigate RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. Unrealized gains or losses associated with the cash flow hedges will be recorded in other comprehensive income. Upon realization of the forecasted transaction, gains or losses will be amortized over the life of the forecasted transaction.

These derivatives were determined to be highly effective at inception. There was no hedge ineffectiveness during the three months ended June 30, 2012. As of June 30, 2012, the unrealized loss on these derivative instruments was $22 million, which was recorded in other current liabilities in the condensed consolidated balance sheet (unaudited) as of June 30, 2012, with an offset to other comprehensive income, net of tax benefit of $8 million.

Dividends

On February 2, 2012 and May 3, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share and $0.59 per common share, respectively. The dividends were paid on April 2, 2012 and July 2, 2012, to shareholders of record as of March 9, 2012 and June 11, 2012, respectively.

On July 12, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.59 per common share. The dividend will be paid on October 1, 2012, to shareholders of record as of September 10, 2012. On an annualized basis, the dividend rate is $2.36 per common share.

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

During the first six months of 2012, RAI had repurchased and cancelled 12,435,958 shares of RAI common stock for $512 million under the above share repurchase program. As of June 30, 2012, RAI had repurchased and cancelled 19,212,595 shares of RAI common stock for $788 million under the above share repurchase program.

Additionally, during 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $50 million and $92 million for the first six months of 2012 and 2011, respectively. The decrease was primarily the result of American Snuff facility expansion projects in 2011. RAI’s operating subsidiaries plan to spend an additional $65 million to $75 million for capital expenditures during the remainder of 2012. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2012.

Retirement Benefits

As disclosed in its financial statements for the year ended December 31, 2011, RAI expects to contribute up to $309 million to its pension plans in 2012, of which $6 million was contributed during the first six months of 2012.

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

Litigation and Settlements

RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of June 30, 2012, RJR Tobacco had paid approximately $84 million since January 1, 2010, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

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

As of June 30, 2012, an accrual of $8.3 million was recorded for two Engle Progeny cases, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited). This amount included $5.5 million for compensatory and punitive damages and $2.8 million for attorneys’ fees and statutory interest through June 30, 2012. RJR Tobacco paid these judgments in the third quarter of 2012.

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

The 2009 federal excise tax increase on tobacco products increased taxes on ready-made cigarettes, such as those made by RJR Tobacco, at a much higher rate than taxes on loose tobacco. As a result of that tax disparity, the number of retailers selling loose tobacco and operating RYO machines (allowing consumers to convert the loose tobacco into finished cigarettes) greatly increased following the 2009 federal tax hike on tobacco products. On July 6, 2012, President Obama signed into law a provision classifying retailers which operate RYO machines as cigarette manufacturers, and thus requiring those retailers to pay the same tax rate as other cigarette manufacturers.

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. During the first six months of 2012, two states (Illinois and Rhode Island) enacted legislation increasing their respective cigarette excise taxes. As of June 30, 2012, and December 31, 2011, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.28 and $1.22, respectively. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2012 legislative session. As of June 30, 2012,

•	28 states taxed moist snuff on an ad valorem basis, at rates ranging from 5% in South Carolina to 100% in Wisconsin;

•	19 states and the District of Columbia had weight-based taxes on moist snuff, ranging from $0.02 for cans weighing between 5/8 of an ounce and 1 5/8 ounces in Alabama to $2.02 per ounce in Maine; and

•

two states imposed a unit tax on moist snuff: Kentucky, with a tax of $0.19 per unit; and Washington, with a tax of $2.526 per unit for units weighing 1.2 ounces or less and a proportionate amount above that weight.

During the first six months of 2012, legislation to convert from an ad valorem to a weight-based tax on moist snuff was introduced in Illinois, with such change to become effective January 2013. During the second quarter of 2012, two states (Illinois and Maryland) adopted increases to their respective ad valorem rates on smokeless tobacco products (effective in the second quarter and third quarter of 2012, respectively).

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

•

as of June 22, 2010, manufacturers were required to make by-brand ingredient submissions, place different and larger warnings on packaging and advertising for smokeless tobacco products and eliminate the use of descriptors on tobacco products, such as “low-tar” and “lights;”

•	as of March 22, 2011, manufacturers were required to submit documentation to obtain FDA clearance for cigarettes and smokeless tobacco products commercially launched after February 15, 2007;

•

on June 22, 2011, the FDA issued a final regulation for the imposition of larger, graphic health warnings on cigarette packaging and advertising, which was scheduled to take effect September 22, 2012, but the FDA is currently enjoined from enforcing such regulation (for more information concerning this matter, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited));

•	on July 5, 2011, the FDA issued a final regulation setting forth a process by which manufacturers may seek an exemption to the substantial equivalence review process for tobacco additive changes;

•

on August 16, 2011, the FDA announced that it would inspect every domestic establishment that manufactured cigarettes, cigarette tobacco, RYO tobacco or smokeless tobacco products once in a two-year cycle beginning on October 1, 2011;

•

on December 14, 2011, the Institute of Medicine, as required under the FDA Tobacco Act, issued a report for consideration by the FDA entitled “Scientific Standards for Studies on Modified Risk Tobacco Products,” which addresses the scientific studies and surveillance relevant to an assessment of modified risk tobacco product submissions; and

•

on March 30, 2012, the FDA issued draft guidance on: (i) the reporting of harmful and potentially harmful constituents in tobacco products and tobacco smoke pursuant to Section 904(a)(3) of the FDA Tobacco Act, and (ii) preparing and submitting applications for modified risk tobacco products pursuant to Section 911 of the FDA Tobacco Act.

On a going-forward basis, various provisions under the FDA Tobacco Act and regulations to be issued under the FDA Tobacco Act will become effective and will:

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

The TPSAC held meetings in July 2011 and January 2012 to discuss the nature and impact of the use of dissolvable tobacco products on public health. At a meeting on March 1, 2012, the TPSAC presented its final report and recommendations with respect to dissolvable tobacco products. The FDA will consider the report and recommendations and determine what future action, if any, is warranted with respect to dissolvable tobacco products. There is no timeline or statutory requirement for the FDA to act on the TPSAC’s recommendations.

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

On February 25, 2011, RJR Tobacco, Lorillard, Inc. and Lorillard Tobacco Company jointly filed in the United States District Court for the District of Columbia a lawsuit challenging the composition of the TPSAC. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited).

On August 31, 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the FDA Tobacco Act that severely restrict the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. For further information regarding this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited).

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in filing a lawsuit, R.J. Reynolds Tobacco Company v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act that violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. For additional information concerning this case, see “— Litigation Affecting the Cigarette Industry — Other Litigation and Developments — FDA Litigation” in note 9 to condensed consolidated financial statements (unaudited).

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The table below provides information, as of June 30, 2012, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(1)
Investments:
Variable rate	$612	$—	$—	$—	$—	$58	$670	$670
Average interest rate	0.1%	—	—	—	—	2.4%	0.4%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Variable-rate	$750	$—	$—	$—	$—	$—	$750	$750
Average interest rate(2)	2.0%	—	—	—	—	—	2.0%	—
Fixed-rate	$—	$685	$—	$200	$775	$1,400	$3,060	$3,598
Average interest rate(2)	—	7.4%	—	7.3%	7.6%	7.1%	7.3%	—
Forward Starting Interest Rate Contracts Designated as Cash Flow Hedges:
Notional Amount(3)	$1,000	$—	$—	$—	$—	$—	$1,000	$(22)
Average fixed pay rate(3)	2.2%	—	—	—	—	—	2.2%	—
Average variable receive rate (3)	0.5%	—	—	—	—	—	0.5%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	As of June 30, 2012, RAI had entered into forward starting interest rate contracts designated as cash flow hedges in the aggregate notional amount of $1 billion.

RAI’s exposure to foreign currency transactions was not material to results of operations for the six months ended June 30, 2012, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RAI conducts its business through its subsidiaries and is dependent on the earnings and cash flows of its subsidiaries to satisfy its obligations and other cash needs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition” in Part I, Item 2. RAI believes that the provisions of its Term Loan and its Credit Agreement, interest rate swaps and notes (and the associated guarantees of the foregoing) will not impair its payment of quarterly dividends.

The following table summarizes RAI’s purchases of its common stock during the second quarter of 2012:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2012 to May 31, 2012	4,580,484	$40.88	4,580,484	$1,775

June 1, 2012 to June 30, 2012	1,509,576	41.85	1,509,576	1,712

Second Quarter Total	6,090,060	41.12	6,090,060	1,712

(1)	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment of Amended and Restated Articles of Incorporation of Reynolds American Inc.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC. (Registrant)

Dated: July 25, 2012	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer (principal financial officer)