Form 10-Q
period 2012-09-30
REYNOLDS AMERICAN INC
filed 2012-10-23
CIK 1275283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 558,948,471 shares of common stock, par value $.0001 per share, as of October 8, 2012.

Part I — Financial Information

Item 1. Financial Statements

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales(1)	$2,020	$2,063	$5,965	$6,078
Net sales, related party	97	137	261	380

Net sales	2,117	2,200	6,226	6,458
Costs and expenses:
Cost of products sold(1)	1,082	1,125	3,188	3,353
Selling, general and administrative expenses	311	389	934	1,204
Amortization expense	5	6	16	18
Restructuring charge	—	—	149	—

Operating income	719	680	1,939	1,883
Interest and debt expense	56	55	170	165
Interest income	(1)	(3)	(5)	(9)
Other expense, net	1	2	6	2

Income before income taxes	663	626	1,768	1,725
Provision for income taxes	243	232	635	623

Net income	$420	$394	$1,133	$1,102

Basic income per share:
Net income	$0.75	$0.68	$1.99	$1.89

Diluted income per share:
Net income	$0.74	$0.67	$1.98	$1.88

Dividends declared per share	$0.59	$0.53	$1.74	$1.59

(1)

Excludes excise taxes of $993 million and $1,050 million for the three months ended September 30, 2012 and 2011, respectively, and $2,944 million and $3,116 million for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Net income	$420	$394
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (benefit) (2012 — $22; 2011 — $(2))	37	(2)
Unrealized gain (loss) on long-term investments, net of tax expense (benefit) (2012 — $1; 2011 — $(3))	3	(5)
Unrealized loss on hedging instruments, net of tax benefit (2012 — $2)	(4)	—
Cumulative translation adjustment and other, net of tax expense (benefit) (2012 — $2; 2011 — $(9))	8	(22)

Comprehensive income	$464	$365

	For the Nine Months Ended September 30,
	2012	2011
Net income	$1,133	$1,102
Other comprehensive income (loss), net of tax:
Retirement benefits, net of tax expense (2012 — $88; 2011 — $14)	137	22
Unrealized gain (loss) on long-term investments, net of tax expense (benefit) (2012 — $2; 2011 — $(4))	4	(7)
Unrealized loss on hedging instruments, net of tax benefit (2012 — $10)	(18)	—
Cumulative translation adjustment and other, net of tax	3	(2)

Comprehensive income	$1,259	$1,115

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from (used in) operating activities:
Net income	$1,133	$1,102
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Depreciation and amortization	99	104
Restructuring charge, net of cash payments	113	—
Deferred income tax expense	113	160
Pension and postretirement	(68)	(160)
Tobacco settlement	(250)	(245)
Other, net	(227)	(120)

Net cash flows from operating activities	913	841

Cash flows from (used in) investing activities:
Capital expenditures	(61)	(142)
Net proceeds from sale of business	—	202
Proceeds from termination of joint venture	30	32
Other, net	5	13

Net cash flows from (used in) investing activities	(26)	105

Cash flows from (used in) financing activities:
Dividends paid on common stock	(977)	(903)
Repurchase of common stock	(851)	(6)
Repayment of term loan credit facility	(100)	—
Repayment of long-term debt	(451)	(400)
Principal borrowings under term loan credit facility	750	—
Proceeds from termination of interest rate swaps	—	186
Excess tax benefit on stock-based compensation plans	33	1
Other, net	(2)	(7)

Net cash flows used in financing activities	(1,598)	(1,129)

Effect of exchange rate changes on cash and cash equivalents	(2)	(2)

Net change in cash and cash equivalents	(713)	(185)
Cash and cash equivalents at beginning of period	1,956	2,195

Cash and cash equivalents at end of period	$1,243	$2,010

Income taxes paid, net of refunds	$582	$525
Interest paid, net of capitalized interest (2011— $3)	$145	$114

See Notes to Condensed Consolidated Financial Statements (Unaudited)

REYNOLDS AMERICAN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,243	$1,956
Accounts receivable	95	101
Accounts receivable, related party	62	67
Other receivables	50	46
Inventories	924	967
Deferred income taxes, net	921	945
Prepaid expenses and other	224	225

Total current assets	3,519	4,307
Property, plant and equipment, net of accumulated depreciation (2012 — $1,609; 2011 — $1,615)	1,038	1,070
Trademarks and other intangible assets, net of accumulated amortization (2012 — $712; 2011 — $696)	2,588	2,602
Goodwill	8,011	8,010
Other assets and deferred charges	238	265

	$15,394	$16,254

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$146	$113
Tobacco settlement accruals	2,282	2,530
Due to related party	1	2
Deferred revenue, related party	10	42
Current maturities of long-term debt	685	457
Term loan credit facility	650	—
Other current liabilities	979	1,132

Total current liabilities	4,753	4,276
Long-term debt (less current maturities)	2,502	3,206
Deferred income taxes, net	678	511
Long-term retirement benefits (less current portion)	1,504	1,759
Other noncurrent liabilities	226	251
Commitments and contingencies:
Shareholders’ equity:
Common stock (shares issued: 2012 — 558,948,471; 2011 — 576,135,199)	—	—
Paid-in capital	7,504	8,293
Accumulated deficit	(1,517)	(1,660)
Accumulated other comprehensive loss (defined benefit pension and postretirement plans: 2012 — $(193); 2011 — $(330), net of tax)	(256)	(382)

Total shareholders’ equity	5,731	6,251

	$15,394	$16,254

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany balances have been eliminated. RAI has no investments that are accounted for under the equity or cost methods. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
State Settlement Agreements	$599	$628	$1,779	$1,850
Federal tobacco quota buyout	53	55	164	173
FDA user fees	30	28	91	88

Pension and Postretirement

Pension and postretirement benefits require balance sheet recognition of the net asset or liability for the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans, on a plan-by-plan basis, and recognition of changes in the funded status in the year in which the changes occur.

Gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the expected service period to full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as a mark-to-market adjustment, referred to as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are recognized annually as of December 31 or when the plans are remeasured during an interim period.

The components of the pension benefits and the postretirement benefits are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits

	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$6	$7	$1	$1	$17	$20	$2	$2
Interest cost	70	75	13	19	210	225	44	56
Expected return on plan assets	(89)	(93)	(3)	(5)	(268)	(280)	(8)	(14)
Amortization of prior service cost (credit)	1	1	(9)	(7)	3	3	(19)	(21)

Curtailment	—	—	—	—	4	—	—	—
Special termination benefits	—	—	—	—	34	—	—	—
MTM adjustment	—	—	40	—	—	—	40	—

Total benefit cost (credit)	$(12)	$(10)	$42	$8	$—	$(32)	$59	$23

A workforce reduction in 2012 due to changes in the organizational structure of RJR Tobacco, RAI and RAI Services Company met RAI’s curtailment threshold as a major event for pension plans. As a result, curtailment

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In August 2012, the postretirement benefit plans were amended, and the changes are effective January 1, 2013. The changes primarily impact the Medicare-eligible retirees and will offer more choices in medical coverage available through the individual market. RAI will continue to help with the cost of post-65 medical coverage for eligible retirees and their dependents by making an annual contribution to a tax-free health reimbursement arrangement account, referred to as an HRA. These plan changes reduced the postretirement obligation by $157 million. Lastly, the plan changes necessitated a re-measurement of the obligation and a loss, due to a lower discount rate, resulting in an MTM adjustment of $40 million and a $27 million net decrease of the obligation.

As disclosed in its financial statements for the year ended December 31, 2011, RAI expects to contribute up to $309 million to its pension plans in 2012, of which $58 million was contributed during the first nine months of 2012.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, referred to as FASB, amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The guidance was effective for RAI for interim and annual reporting periods beginning January 1, 2012, and its adoption did not have a material impact on RAI’s results of operations, cash flows or financial position.

In June 2011, the FASB issued amended guidance which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance was effective for fiscal years, and interim periods within those years, beginning January 1, 2012. In December 2011, the FASB deferred the changes related to the presentation of reclassification adjustments. The adoption of the amendment did not have a material impact on RAI’s results of operations, cash flows or financial position.

In September 2011, the FASB issued amended guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the current two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance was effective for RAI for interim and annual reporting periods beginning January 1, 2012, and its adoption did not have a material impact on RAI’s results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued amended guidance that permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The FASB issued similar guidance for testing goodwill for impairment in September 2011. The guidance is effective for RAI for annual and interim periods for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on RAI’s results of operations, cash flows or financial position.

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

Financial assets and liabilities carried at fair value in the condensed consolidated balance sheet (unaudited) as of September 30, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$799	$—	$—	$799
Other assets and deferred charges:
Auction rate securities	—	—	66	66
Mortgage-backed security	—	—	13	13
Marketable equity security	4	—	—	4
Other current liabilities:
Interest rate contracts	—	(28)	—	(28)

Financial assets carried at fair value in the consolidated balance sheet as of December 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$1,473	$—	$—	$1,473
Other assets and deferred charges:
Auction rate securities	—	—	63	63
Mortgage-backed security	—	—	12	12
Marketable equity security	5	—	—	5

There were no changes among the levels in the nine months ended September 30, 2012, or in the year ended December 31, 2011.

Investments

RAI reviews these investments on a quarterly basis to determine if it is probable that RAI will realize some portion of the unrealized loss and to determine the classification of the impairment as temporary or other-than-temporary.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI determined the change in the fair value of the investment in a marketable equity security using quoted market prices as of September 30, 2012.

Financial assets classified as Level 3 investments were as follows:

	September 30, 2012			December 31, 2011
	Cost	Gross Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value
Auction rate securities	$99	$(33)	$66	$99	$(36)	$63
Mortgage-backed security	23	(10)	13	25	(13)	12

	$122	$(43)	$79	$124	$(49)	$75

(1)	Unrealized losses, net of tax, are reported in accumulated other comprehensive loss in RAI’s condensed consolidated balance sheets as of September 30, 2012 (unaudited) and December 31, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the Level 3 investments during the nine months ended September 30, 2012, were as follows:

	Auction Rate Securities
	Cost	Gross Unrealized (Loss) Gain	Estimated Fair Value
Balance as of January 1, 2012	$99	$(36)	$63
Unrealized gain	—	3	3

Balance as of September 30, 2012	$99	$(33)	$66

	Mortgage-Backed Security
	Cost	Gross Unrealized (Loss) Gain	Estimated Fair Value
Balance as of January 1, 2012	$25	$(13)	$12
Unrealized gain	—	3	3
Redemptions	(2)	—	(2)

Balance as of September 30, 2012	$23	$(10)	$13

Fair Value of Debt

The estimated fair value of RAI’s and RJR’s outstanding debt, in the aggregate, was $4.3 billion and $4.0 billion with an effective average annual interest rate of approximately 5.5% and 5.9%, as of September 30, 2012, and December 31, 2011, respectively. The fair values are based on available market quotes, credit spreads and discounted cash flows, as appropriate.

Interest Rate Management

From time to time, RAI and RJR use interest rate swaps to manage interest rate risk on a portion of their respective debt obligations. In 2009, RAI and RJR entered into offsetting floating to fixed interest rate swap agreements in the notional amount of $1.5 billion with maturity dates ranging from June 1, 2012 to June 15, 2017. The floating to fixed interest rate swap agreements were entered into with the same financial institution that holds a notional amount of $1.5 billion of fixed to floating interest rate swaps. As a result of these actions, at September 30, 2012, RAI had economically decreased the fixed rate on $1.1 billion of debt to a fixed rate of interest of approximately 4.1%.

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

The amortization of the gain upon termination of hedge accounting impacted the condensed consolidated statements of income (unaudited) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and debt expense	$(7)	$(12)	$(26)	$(37)

In May 2012, RAI entered into forward starting interest rate contracts with an aggregate notional amount of $1 billion. RAI has designated these derivatives as cash flow hedges of a forecasted transaction. These forward starting interest rate contracts mitigate RAI’s exposure to changes in the benchmark interest rate from the date of inception until the date of the forecasted transaction. Unrealized gains or losses associated with the cash flow hedges will be recorded in accumulated other comprehensive loss. Upon realization of the forecasted transaction, gains or losses will be amortized over the life of the forecasted transaction.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

These derivatives were determined to be highly effective at inception. There was no hedge ineffectiveness during the three and nine months ended September 30, 2012. The unrealized loss during 2012 on these derivative instruments was $28 million, which was recorded in other current liabilities in the condensed consolidated balance sheet (unaudited) as of September 30, 2012, with an offset to accumulated other comprehensive loss, net of tax benefit of $10 million. The calculation of the fair value of interest rate swaps was derived from a discounted cash flow analysis based on the terms of the contracts and the observable market interest rate curve. In addition, the calculation of the fair value considered the risk of nonperformance, including counterparty credit risk.

Note 3 — Intangible Assets

There was no significant change to the carrying amount of goodwill during the nine months ended September 30, 2012.

The carrying amounts and changes therein of trademarks and other intangible assets by segment were as follows:

	RJR Tobacco		American Snuff	Santa Fe	All Other	Consolidated
	Trademarks	Other	Trademarks	Trademarks	Other	Trademarks	Other
Finite-lived:
Balance as of December 31, 2011	$4	$39	$11	$—	$—	$15	$39
Amortization	(4)	(11)	(1)	—	—	(5)	(11)

Balance as of September 30, 2012	$—	$28	$10	$—	$—	$10	$28

Indefinite-lived:
Balance as of December 31, 2011	$1,109	$99	$1,136	$155	$49	$2,400	$148
Foreign currency translation	—	—	—	—	2	—	2

Balance as of September 30, 2012	$1,109	$99	$1,136	$155	$51	$2,400	$150

Details of intangible assets as of September 30, 2012, were as follows:

	Gross	Accumulated Amortization	Net
Finite-lived:
Contract manufacturing agreements	$151	$123	$28
Trademarks	96	86	10
Indefinite-lived	3,053	503	2,550

	$3,300	$712	$2,588

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Year	Amount
Remainder of 2012	$5
2013	16
2014	10
2015	1
2016	1
Thereafter	5

$38

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised a restructuring charge of $149 million during the first quarter of 2012. Of this charge, $138 million was recorded in the RJR Tobacco segment. Of the cash portion, $36 million had been paid as of September 30, 2012. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2012, $16 million was included in other current liabilities and $59 million was included in other noncurrent liabilities.

The component of the restructuring charge accrued and utilized was as follows:

Employee Severance and Benefits
Original accrual	$149
Utilized in 2012	(74)

Balance as of September 30, 2012	$75

Note 5 — Income Per Share

The components of the calculation of income per share were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$420	$394	$1,133	$1,102

Basic weighted average shares, in thousands	562,387	582,912	568,663	582,939
Effect of dilutive potential shares:
Stock units	2,008	3,170	2,292	2,929

Diluted weighted average shares, in thousands	564,395	586,082	570,955	585,868

Note 6 — Inventories

The major components of inventories were as follows:

	September 30, 2012	December 31, 2011
Leaf tobacco	$841	$885
Other raw materials	45	44
Work in process	62	60
Finished products	142	139
Other	30	24

Total	1,120	1,152
Less LIFO allowance	196	185

	$924	$967

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco performs its annual LIFO inventory valuation at December 31. Interim periods represent an estimate of the expected annual valuation.

Note 7 — Income Taxes

The provision for income taxes from continuing operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Provision for income taxes from continuing operations	$243	$232	$635	$623

Effective tax rate	36.7%	37.1%	35.9%	36.1%

The effective tax rates for the nine months ended September 30, 2012 and 2011, were favorably impacted by the reversal of tax and interest reserves related to various state statute expirations and audit settlements. The effective income tax rate for each period includes the impact of federal and state taxes and certain nondeductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Note 8 — Borrowing Arrangements

RAI and RJR Notes

On June 1, 2012, RAI repaid $450 million in principal of debt due in 2012. In addition, in June 2012, RJR prepaid the remaining insignificant amount of RJR’s guaranteed, unsecured long-term debt that was due in 2015. As a result of the repayment of these notes, RAI is no longer required to present condensed consolidated financial statements relating to RJR’s remaining outstanding notes, none of which are guaranteed.

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

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of September 30, 2012, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

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

Term Loan

On February 24, 2012, RAI entered into a term loan, referred to as the Term Loan, with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million under the Term Loan. On September 13, 2012, RAI repaid $100 million of the Term Loan leaving the outstanding balance of $650 million as of September 30, 2012. The Term Loan matures on December 28, 2012, and bears interest at the rate of approximately 2.0%.

The Term Loan contains restrictive covenants that are substantially the same as those in the Credit Agreement. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

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

In connection with the B&W business combination, RJR Tobacco has agreed to indemnify B&W and its affiliates, including its indirect parent, BAT, against certain liabilities, costs and expenses incurred by B&W or its affiliates arising out of the U.S. cigarette and tobacco business of B&W. As a result of this indemnity, RJR Tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

has assumed the defense of pending B&W-specific tobacco-related litigation, has paid the judgments and costs related to certain pre-business combination tobacco-related litigation of B&W, and has posted bonds on behalf of B&W, where necessary, in connection with cases decided since the B&W business combination. In addition, pursuant to this indemnity, RJR Tobacco expensed less than $1 million during the first nine months of 2012 and 2011 for funds to be reimbursed to BAT for costs and expenses incurred arising out of certain tobacco-related litigation.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

No liabilities for pending smoking and health litigation have been recorded as of September 30, 2012. During the third quarter of 2012, a payment of $8.3 million ($5.5 million for compensatory and punitive damages and $2.8 million for attorneys’ fees) extinguished an accrual for two Engle Progeny cases, Alexander and Huish, described below. As other cases proceed through the appellate process, RAI will consider making further accruals on an individual case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

It is the policy of RJR Tobacco and its affiliates to vigorously defend all tobacco-related litigation claims. Generally, RJR Tobacco and its affiliates and indemnitees have not settled any smoking and health tobacco litigation claims. Other than actions taken pursuant to “offering of judgement” statutes, as described below in “— Litigation Affecting the Cigarette Industry,” RJR Tobacco and its affiliates do not intend to settle such claims.

With respect to smoking and health tobacco litigation claims, the only significant settlements reached by RJR Tobacco and B&W involved:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

American Snuff Co. also believes that it has valid defenses to the smokeless tobacco litigation against it. American Snuff Co. asserted and will continue to assert some or all of these defenses in each case at the time and in the manner deemed appropriate by American Snuff Co. and its counsel. No verdict or judgment has been returned or entered against American Snuff Co. on any claim for personal injuries allegedly resulting from the use of smokeless tobacco. American Snuff Co. intends to defend vigorously all smokeless tobacco litigation claims asserted against it. No liability for pending smokeless tobacco litigation was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

During the third quarter of 2012, 22 tobacco-related cases, including 17 Engle Progeny cases (as hereinafter defined), were served against RJR Tobacco or its affiliates or indemnitees. On September 30, 2012, there were 153 cases pending against RJR Tobacco or its affiliates or indemnitees: 139 in the United States and 14 in Canada, as compared with 171 total cases on September 30, 2011. The U.S. case number does not include the 564 individual smoker cases pending in West Virginia state court as a consolidated action, 5,804 Engle Progeny cases, involving approximately 6,979 individual plaintiffs, and 2,574 Broin II cases (as hereinafter defined), pending in the United States against RJR Tobacco or its affiliates or indemnitees. Of the U.S. cases pending on September 30, 2012, 17 are pending in federal court, and 121 in state court, primarily in the following states: Florida (28 cases); Missouri (19 cases); New York (16 cases); Louisiana (9 cases); California (9 cases); and Maryland (8 cases).

The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates or indemnitees as of September 30, 2012, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees as of June 30, 2012, as reported in RAI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the SEC on July 25, 2012, and a cross-reference to the discussion of each case type.

Case Type	RJR Tobacco’s Case Numbers as of September 30, 2012	Change in Number of Cases Since June 30, 2012 Increase/(Decrease)	Page Reference
Individual Smoking and Health	86	(15)	29
West Virginia IPIC (Number of Plaintiffs)*	1 (564)	No change	30
Engle Progeny (Number of Plaintiffs)**	5,804 (6,979)	(746) (805)	30
Broin II	2,574	(7)	41
Class-Action	9	(1)	41
Health-Care Cost Recovery	2	No change	45
State Settlement Agreements-Enforcement and Validity; Adjustments	31	No change	51
Antitrust	1	1	55
Other Litigation and Developments	9	1	55

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

*	Includes as one case the 564 cases pending as a consolidated action In Re: Tobacco Litigation Individual Personal Injury Cases, sometimes referred to as West Virginia IPIC cases, described below. The West Virginia IPIC cases have been separated from the Individual Smoking and Health cases for reporting purposes.
**	The Engle Progeny cases have been separated from the Individual Smoking and Health cases for reporting purposes. The number of cases has decreased as the result of many of the multiple plaintiff federal court cases either being dismissed or consolidated.

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

In 2000, a jury in Engle, a class action brought against the major U.S. cigarette manufacturers, rendered a $145 billion punitive damages verdict in favor of a class of Florida smokers allegedly harmed by their addiction to nicotine. In 2006, the Florida Supreme Court reversed that award, decertified the Engle class, and preserved several of the Engle findings for use in subsequent individual actions to be filed within one year of its decision. The preserved Engle findings include jury determinations that smoking causes various diseases, that nicotine is addictive, and that each defendant sold cigarettes that were defective and unreasonably dangerous. The Engle findings do not indicate that all cigarettes sold by each defendant were defective and unreasonably dangerous.

Thousands of individual progeny actions were filed in federal and state courts in Florida. As of September 30, 2012, 2,491 cases were pending in federal court, and 3,313 cases were pending in state court. These cases include approximately 6,979 plaintiffs. In addition, as of September 30, 2012, RJR Tobacco was aware of 36 additional cases that had been filed but not served. Seventy-eight trials have occurred in Florida state and federal courts since 2009, and numerous state court trials are scheduled for the fourth quarter of 2012 through September 30, 2013. Other reasons for the fluctuation in the number of pending cases are voluntary and involuntary dismissals. Voluntary dismissals include cases in which a plaintiff accepts an “offer of judgment,” referred to in Florida statutes as “proposals for settlement,” from RJR Tobacco and/or its affiliates. An offer of judgment, if rejected by the plaintiff, preserves RJR Tobacco’s right to recover attorney’s fees under Florida law in the event of a favorable verdict and is sometimes made through court-ordered mediations.

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

In contrast, the Florida intermediate appellate courts have permitted significantly broader use of the Engle findings. Four of the five Florida District Courts of Appeal, each referred to as a “District” or “DCA,” have held that the Engle findings automatically establish all tortious-conduct elements of every Engle Progeny claim, without any inquiry into whether the Engle findings relate in any way to the specific claims of the individual plaintiff. The First, Second, Third and Fourth Districts adopted this view in their respective decisions in Martin v. R. J. Reynolds Tobacco Co., Douglas v. Philip Morris USA, Inc., Frazier v. Philip Morris USA, Inc., and Jimmie Lee Brown v. R. J. Reynolds Tobacco Co. However, these decisions disagree on the extent to which the Engle findings establish legal-cause elements of Engle Progeny claims. For example, in Martin, the First District held that an Engle Progeny plaintiff, to establish claims for strict liability and negligence, need only show class membership — i.e., that the individual was harmed as a result of his or her addiction to smoking. By contrast, in Jimmie Lee Brown, the Fourth District held that, in addition to proving that addiction caused an injury, the plaintiff also was required to prove that a product defect or negligence also caused that injury. And in Douglas, the Second District agreed with the First District as to claims for strict liability, but with the Fourth District as to claims for negligence.

The proper use of the Engle findings in progeny litigation is an issue currently pending before the Florida Supreme Court in Douglas. In that case, the Fourth District certified for Florida Supreme Court review the question of whether use of the Engle findings to establish individual elements in progeny cases is consistent with federal due process. The Florida Supreme Court accepted jurisdiction and established a highly expedited briefing schedule. Oral argument occurred on September 6, 2012. A decision is pending.

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

Six cases have become final before the Engle defendants could obtain review of their due process argument in either the Florida Supreme Court or the Eleventh Circuit. In each of Martin, Campbell v. R. J. Reynolds Tobacco Co., Gray v. R. J. Reynolds Tobacco Co. and Hall v. R. J. Reynolds Tobacco Co., the First DCA rejected RJR Tobacco’s position, and both the Florida Supreme Court and the U.S. Supreme Court declined further review. Accordingly, Martin, Campbell, Gray and Hall resulted in a payment by RJR Tobacco of $66.5 million ($53 million for compensatory and punitive damages and $13.5 million for attorneys’ fees and statutory interest) in the second quarter of 2012. In Earline Alexander v. R. J. Reynolds Tobacco Co. and Huish v. R. J. Reynolds Tobacco Co., the First DCA rejected RJR Tobacco’s position in an unpublished order. As a result, the Florida Supreme Court lacked jurisdiction to conduct further review, and RJR Tobacco decided not to seek certiorari with the U.S. Supreme Court. Alexander and Huish resulted in a payment by RJR Tobacco of $8.3 million ($5.5 million for compensatory and punitive damages and $2.8 million for attorneys’ fees and statutory interest) in the third quarter of 2012. As of September 30, 2012, no liabilities for pending smoking and health litigation have been recorded.

The following chart reflects verdicts in pending individual Engle Progeny cases in which a verdict has been returned against RJR Tobacco or B&W, or both, for which RJR Tobacco has reflected no liability as of September 30, 2012. It does not include the mistrials or verdicts returned in favor of RJR Tobacco or B&W, or both.

Plaintiff Case Name	RJR Tobacco Allocation of Fault	Compensatory Damages (as adjusted)(1)	Punitive Damages	Appeal Status

Sherman	50%	$775,000	$—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Jimmie Lee Brown	50%	600,000	—	Notice to invoke discretionary jurisdiction of Florida Supreme Court pending
Douglas	5%	250,000	—	Decision pending — Florida Supreme Court
Cohen	33.3%	3,300,000	10,000,000	Pending — Fourth DCA
Clay	60%	2,100,000	17,000,000	Petition for certiorari with U.S. Supreme Court filed August 31, 2012
Townsend	51%	5,500,000	20,000,000	Remittitur entered; notice of appeal filed with First DCA
Putney	30%	4,500,000	2,500,000	Pending — Fourth DCA
Grossman	25%	484,000	—	Liability affirmed; Reversed and remanded for new trial
Buonomo	77.5%	4,060,000	15,700,000	Pending — Fourth DCA
Piendle	27.5%	1,100,000	180,000	Affirmed by Fourth DCA per curiam; Deadline to seek certiorari with U.S. Supreme Court — November 17, 2012

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Koballa	30%	300,000		—	Pending — Fifth DCA(3)
Webb	90%	3,600,000		25,000,000	Remittitur entered; notice of appeal filed with First DCA in October 2012
Kirkland	10%	10,000		250,000	Pending — Second DCA
Mack	51%	510,000		—	Reversed and remanded for new trial
Andy Allen	45%	2,700,000		8,100,000	Pending — First DCA
Jewett	20%	218,600		—	Pending — First DCA
Reese	30%	1,070,000		—	Pending — Third DCA
Soffer	40%	2,000,000		—	Pending — First DCA
Ciccone	30%	1,000,000		50,000	Pending — Fourth DCA
Weingart	3%	4,500		—	Pending — Fourth DCA
Bowman	30%	450,000		—	Pending — First DCA
Sury	20%	500,000	(4)	—	Pending — First DCA
Hallgren	25%	500,000		750,000	Pending — Second DCA
Ward	30%	300,000		1,700,000	Pending — First DCA
Emmon Smith	70%	7,000,000		20,000,000	Pending — First DCA
Duke	25%	7,700		—	Pending — Eleventh Circuit
Calloway	27%	5,535,000		17,250,000	Pending — Fourth DCA
Walker	10%	27,500		—	Pending — Eleventh Circuit
Hiott	40%	730,000		—	Post-trial motions pending(2)
Hancock	5%	5,600		—	Post-trial motions pending(2)
Sikes	51%	2,100,000		2,000,000	Post-trial motions pending(2)

Totals		$51,237,900		$140,480,000

(1)

Compensatory damages are adjusted to reflect the reduction required by the allocation of fault. Punitive damages are not adjusted and reflect the amount of the final judgment(s) signed by the trial court judge(s). The amounts listed above do not include attorneys’ fees or statutory interest that may apply to the judgments should they ever have to be paid.

(2)	Should the pending post-trial motions be denied, RJR Tobacco will file a notice of appeal with the appropriate appellate court.
(3)	The court in Koballa found RJR Tobacco not liable for the plaintiff’s injuries, but awarded damages. For a detailed description of the case, see “— Engle and Engle Progeny Cases” below.
(4)	The trial court held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant.

As of September 30, 2012, outstanding jury verdicts in favor of the Engle Progeny plaintiffs had been entered against RJR Tobacco in the amount of $51,237,900 in compensatory damages (as adjusted) and in the amount of $140,480,000 in punitive damages, for a total of $191,717,900. All of these verdicts are at various stages in the appellate process. No liability for pending smoking and health litigation related to Engle Progeny cases was recorded in RAI’s condensed consolidated balance sheet (unaudited) as of September 30, 2012, and RJR Tobacco continues to believe that it has valid defenses in these cases, including the state preclusion law and federal due process issues that impact all Engle Progeny cases. Should RJR Tobacco not prevail in any particular individual Engle Progeny case or determine that in any individual Engle Progeny case an unfavorable outcome has become probable and the amount can be reasonably estimated, a loss would be recognized, which could have a material adverse effect on earnings and cash flows of RAI in a particular fiscal quarter or fiscal year.

This recognition of Engle Progeny cases as of September 30, 2012, is consistent with RAI’s and RJR Tobacco’s historic recognition related to such smoking and health litigation claims. It is the policy of RJR Tobacco and its affiliates to vigorously defend all such claims, including Engle Progeny cases. It is also the policy of RJR Tobacco to record any loss concerning litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case by case basis.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In 2004, a jury in Scott returned a verdict in favor of the “Louisiana class” for $591 million to establish a state-wide smoking cessation program. After multiple appeals, the Louisiana Fourth Circuit Court of Appeal amended the final judgment in favor of the class requiring the defendants to deposit with the court $242 million with judicial interest from July 21, 2008, until paid. After further proceedings, the defendants’ petition for writ of certiorari in the U.S. Supreme Court was denied on June 27, 2011. RJR Tobacco paid $139 million, the portion of the judgment allocated to RJR Tobacco and B&W, in the third quarter of 2011. In December 2011, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss the plaintiffs’ motions, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal. In May 2012, the parties entered into an agreement that all fees and expenses will come from the fund, and no additional monies will come from the defendants. The agreement is pending approval from the court.

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

Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. It is likely, however, that RJR Tobacco and other cigarette manufacturers will continue to face an increased number of tobacco-related trials when compared to recent years. There are seven cases, exclusive of Engle Progeny cases, scheduled for trial as of September 30, 2012 through September 30, 2013, for RJR Tobacco or its affiliates and indemnitees: one other non-smoking and health case, five individual smoking and health cases and the West Virginia IPIC case. There are 62 Engle Progeny cases against RJR Tobacco and/or B&W set for trial through September 30, 2013, but it is not known how many of these cases will actually be tried.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Results. From January 1, 2009 through September 30, 2012, 85 smoking and health, Engle Progeny and health-care cost recovery cases in which RJR Tobacco or B&W were defendants were tried, including 9 trials for cases where mistrials were declared in the original proceedings. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 46 cases, including 22 mistrials, tried in Florida (41), Missouri (2) and West Virginia (3). Verdicts in favor of the plaintiffs were returned in 36 cases tried in Florida and one in Connecticut. Two cases in Florida were dismissed during trial.

In the third quarter of 2012, six Engle Progeny cases in which RJR Tobacco was a defendant were tried:

•

In Hiott v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.825 million in compensatory damages. Punitive damages were not awarded.

•	In Denton v. R. J. Reynolds Tobacco Co., the jury found the defendants liable, but allocated 100% of fault to the decedent, Linda Denton.

•

In Hancock v. Philip Morris USA, Inc., the jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault, but awarded no compensatory or punitive damages.

•	In Starr-Blundell v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to a juror health issue.

•	In Baker v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the defendants.

•

In Sikes v. R. J. Reynolds Tobacco Co., the jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages.

For a detailed description of the above-described cases, see “— Engle and Engle Progeny Cases” below.

In the third quarter of 2012, no non-Engle Progeny individual smoking and health cases in which RJR Tobacco was a defendant were tried.

The following chart reflects the verdicts in the smoking and health cases, Engle Progeny or health-care cost recovery cases that have been tried and remain pending as of September 30, 2012, in which verdicts have been returned in favor of the plaintiffs and against RJR Tobacco or B&W, or both. For information on the post-trial status of individual smoking and health cases, Engle Progeny cases and the Governmental Health Care Cost Recovery Case, see “— Individual Smoking and Health Cases,” “— Engle and Engle Progeny Cases” and “— Health Care Cost Recovery Cases — Department of Justice,” respectively, below:

Date of Verdict	Case Name/Type	Jurisdiction	Verdict

December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 in compensatory damages; 50% fault assigned to B&W; $20 million in punitive damages, of which $6 million was assigned to B&W, and $2 million to a predecessor company.

February 2, 2005	Smith v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$2 million in compensatory damages; 25% of fault assigned to B&W, which reduced the award to $500,000; $20 million in punitive damages. In August 2009, a new trial on punitive damages was conducted and the jury awarded $1.5 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

August 17, 2006	United States v. Philip Morris USA, Inc. [Governmental Health-Care Cost Recovery]	U.S. District Court, District of Columbia (Washington, DC)	RJR Tobacco and B&W were found liable for civil RICO claims; were enjoined from using certain brand descriptors and from making certain misrepresentations; and were ordered to make corrective communications on five subjects, including smoking and health and addiction, to reimburse the U.S. Department of Justice appropriate costs associated with the lawsuit, and to maintain document web sites.

May 5, 2009	Sherman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.55 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $775,000. No punitive damages awarded.

May 22, 2009	Jimmie Lee Brown v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.2 million in compensatory damages; 50% of fault assigned to RJR Tobacco, which reduced the award to $600,000. No punitive damages awarded.

March 10, 2010	Douglas v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$5 million in compensatory damages; 5% of fault assigned to RJR Tobacco, which reduced the award to $250,000. No punitive damages awarded.

March 10, 2010	Cohen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$10 million in compensatory damages; 33.3% of fault assigned to RJR Tobacco, which reduced the award to $3.3 million; $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco.

April 13, 2010	Clay v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$3.5 million in compensatory damages; 60% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco.

April 21, 2010	Townsend v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$10.8 million in compensatory damages and $80 million punitive damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $5.5 million in compensatory damages; $40.8 million in punitive damages. In June 2012, punitive damages remitted to $20 million.

April 26, 2010	Putney v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$15.1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $4.5 million; $5 million in punitive damages, of which $2.5 million was assigned to RJR Tobacco.

April 29, 2010	Grossman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$1.9 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $484,000. No punitive damages awarded.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

May 20, 2010	Buonomo v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$5.2 million in compensatory damages; 77.5% of fault assigned to RJR Tobacco, which reduced the award to $4.06 million; $25 million in punitive damages.

May 26, 2010	Izzarelli v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court, District of Connecticut, (Bridgeport, CT)	$13.9 million in compensatory damages; 58% of fault assigned to RJR Tobacco, which reduced the award to $8.08 million against RJR Tobacco; $3.97 million in punitive damages.

August 5, 2010	Piendle v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	$4 million in compensatory damages; 27.5% of fault assigned to RJR Tobacco, which reduced the award to $1.1 million; $180,000 in punitive damages.

November 15, 2010	Webb v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Levy County, (Bronson, FL)	$8 million in compensatory damages; 90% of fault assigned to RJR Tobacco, which reduced the award to $7.2 million; $72 million in punitive damages. In September 2012, the compensatory damages were remitted to $4 million, and the punitive damages were remitted to $25 million.

February 10, 2011	Kirkland v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Hillsborough County, (Tampa, FL)	$100,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $10,000; $250,000 in punitive damages.

March 18, 2011	Mack v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $510,000. No punitive damages awarded.

April 26, 2011	Andy Allen v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$6 million in compensatory damages; 45% of fault assigned to RJR Tobacco, which reduced the award to $2.7 million; $17 million in punitive damages against each defendant awarded.

May 20, 2011	Jewett v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.1 million in compensatory damages; 20% of fault assigned to RJR Tobacco, which reduced the award to $218,600. No punitive damages awarded.

May 20, 2011	Reese v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Miami-Dade County, (Miami, FL)	$3.6 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1.07 million. No punitive damages awarded.

June 16, 2011	Soffer v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Alachua County, (Gainesville, FL)	$5 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $2 million. No punitive damages awarded.

July 15, 2011	Ciccone v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	$3.2 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $1 million; $50,000 in punitive damages.

July 19, 2011	Weingart v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Palm Beach County, (West Palm Beach, FL)	Jury did not award damages; however, the plaintiff was awarded $150,000 on September 16, 2011.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 23, 2011	Bowman v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.5 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $450,000. No punitive damages awarded.

November 28, 2011	Sury v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	The trial court held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% fault to the plaintiff and 20% of fault to a co-defendant. No punitive damages awarded.

January 24, 2012	Hallgren v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Highlands County, (Sebring, FL)	$2 million in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $500,000; $750,000 in punitive damages.

January 25, 2012	Ward v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Escambia County, (Pensacola, FL)	$1 million in compensatory damages; 30% of fault assigned to RJR Tobacco, which reduced the award to $300,000; $1.7 million in punitive damages.

March 27, 2012	Emmon Smith v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Jackson County, (Mariana, FL)	$10 million in compensatory damages; 70% of fault assigned to RJR Tobacco, which reduced the award to $7 million; $20 million in punitive damages.

April 10, 2012	Duke v. R. J. Reynolds Tobacco Co. [Engle Progeny]	U.S. District Court, Middle District, (Orlando, FL)	$30,705 in compensatory damages; 25% of fault assigned to RJR Tobacco, which reduced the award to $7,700. No punitive damages awarded.

May 17, 2012	Calloway v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Broward County (Ft. Lauderdale, FL)	$20.5 million in compensatory damages; 27% of fault assigned to RJR Tobacco, which reduced the award to $5.54 million; $17.25 million in punitive damages.

May 21, 2012	Walker v. R. J. Reynolds Tobacco Co. [Engle Progeny]	U.S. District Court, Middle District (Jacksonville, FL)	$275,000 in compensatory damages; 10% of fault assigned to RJR Tobacco, which reduced the award to $27,500. No punitive damages awarded.

August 1, 2012	Hiott v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$1.825 million in compensatory damages; 40% of fault assigned to RJR Tobacco, which reduced the award to $730,000. No punitive damages awarded.

August 10, 2012	Hancock v. Philip Morris USA, Inc. [Engle Progeny]	Circuit Court, Broward County, (Ft. Lauderdale, FL)	No compensatory or punitive damages awarded; however, parties stipulated to $110,200 in medical expenses; 5% of fault assigned to RJR Tobacco, which reduced the award to $5,600.

September 20, 2012	Sikes v. R. J. Reynolds Tobacco Co. [Engle Progeny]	Circuit Court, Duval County, (Jacksonville, FL)	$4.1 million in compensatory damages; 51% of fault assigned to RJR Tobacco, which reduced the award to $2.1 million; $2 million in punitive damages.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Individual Smoking and Health Cases

As of September 30, 2012, 86 individual cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II, Engle Progeny or West Virginia IPIC cases discussed below. A total of 84 of the individual cases are brought by or on behalf of individual smokers or their survivors, while the remaining two cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to environmental tobacco smoke, referred to as ETS.

Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to September 30, 2012, or remained on appeal as of September 30, 2012.

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

On June 26, 2007, final judgment was entered against the defendants in the amount of approximately $6.8 million, including interest through the date the judgment was entered and costs. The defendants filed a notice of appeal to the Appellate Division, New York Supreme Court, Second Department. Pursuant to its agreement to indemnify B&W, RJR Tobacco posted a supersedeas bond in the amount of $8.018 million. In September 2009, the New York Supreme Court, Appellate Division, affirmed the compensatory damages award, set aside the punitive damages award and remanded the case to the Kings County Supreme Court for a new trial on punitive damages. No date has been set for the punitive damages retrial. In July 2012, the defendants filed a motion for summary judgment dismissing the plaintiff’s claims for punitive damages. Argument on the motion occurred on August 28, 2012. A decision is pending. The plaintiff has told the court that she may renew her request for an additur as to the amount of compensatory damages, if the court grants the defendants’ motion for summary judgment.

On February 1, 2005, the jury returned a split verdict in Smith v. Brown & Williamson Tobacco Corp., a case filed in May 2003 in Circuit Court, Jackson County, Missouri, finding in favor of B&W on two counts, fraudulent concealment and conspiracy, and finding in favor of the plaintiffs on negligence, which incorporates failure to warn and product defect claims. The plaintiffs were awarded $2 million in compensatory damages and $20 million in punitive damages; however, the jury found the plaintiff to be 75% at fault and B&W 25% at fault, and thus the compensatory award was reduced to $500,000. The Missouri Court of Appeals affirmed the compensatory damages award and ordered a new trial on punitive damages. On July 29, 2009, RJR Tobacco, on behalf of B&W, paid the compensatory damages verdict, plus interest, in the amount of approximately $700,000. In August 2009, the jury in the punitive damages retrial returned a verdict for the plaintiffs, finding B&W liable for damages for aggravating circumstances and awarded the plaintiffs $1.5 million in punitive damages. The court denied the plaintiffs’ and the defendant’s post-trial motions. B&W and the plaintiffs filed notices of appeal in December 2009. In October 2012, the Missouri Court of Appeals reversed the punitive damages award entered in August 2009, and remanded the case for a new trial on punitive damages.

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

On May 19, 2011, a jury returned a verdict in favor of RJR Tobacco in Hargroves v. R. J. Reynolds Tobacco Co., a case filed in December 2005 in the Circuit Court, Hillsborough County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Debra Hargroves, suffered from lung cancer, emphysema, heart disease and other smoking-related diseases and/or conditions. Final judgment was entered, and the plaintiff filed a motion for a new trial. At a hearing in June 2011, the court denied the plaintiff’s motion. The plaintiff filed a notice of appeal, and RJR Tobacco filed a notice of cross appeal in August 2011. On April 30, 2012, RJR Tobacco dismissed its cross appeal. The plaintiff’s appeal remains pending. Briefing is complete. Oral argument has not been scheduled.

West Virginia IPIC

In West Virginia, as of September 30, 2012, 564 individual claims remain pending in a consolidated action, In re: Tobacco Litigation Individual Personal Injury Cases. The defendants are Philip Morris, Lorillard and RJR Tobacco (including claims concerning The American Tobacco Company and B&W). The Case Management Order currently calls for these cases to be resolved in a two phase procedure — a common issue trial in Phase I, and, if plaintiffs prevail on one or more issues, a Phase II, consisting of individual trials of liability, medical causation, compensatory damages and punitive damages for each of the individual plaintiffs. The Phase I trial will focus on whether defendants manufactured defective products, whether their conduct was tortious and whether their conduct meets the standard for a potential award of punitive damages under West Virginia law. There will be no lump sum award of punitive damages and the Phase I jury will not be asked to set a punitive multiplier. Instead, if the jury finds that a defendant’s conduct meets the punitive standard, then plaintiffs in their individual trials in Phase II will have the chance to ask Phase II juries to consider awarding punitive damages to each plaintiff on a case-by-case basis. Phase I trials were initiated twice in 2010 in Kanawha County (Charleston), resulting in mistrials in February and June 2010, due to an inability to find a sufficient number of impartial jurors from which to select a jury. The court moved the case to Ohio County (Wheeling), and the Phase I trial commenced again on October 19, 2011. The court declared a mistrial on November 8, 2011. A new trial has been scheduled for April 15, 2013.

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

In August 2006, RJR Tobacco and the other defendants filed a rehearing motion arguing, among other things, that the findings from the Engle trial were not sufficiently specific to serve as the basis for further proceedings and that the Florida Supreme Court’s decision denied the defendants due process. The plaintiffs also filed a rehearing motion arguing that some smokers who became sick after November 21, 1996, and who were therefore not class members, should nevertheless have the statute of limitations tolled since they may have refrained from filing suit earlier in the mistaken belief that they were Engle class members. In December 2006, the Florida Supreme Court withdrew its July 2006 decision, and issued a revised opinion, in which it set aside the jury’s findings of a conspiracy to misrepresent and clarified that the Engle jury’s finding on express warranty were preserved for use by eligible plaintiffs. The court also denied the plaintiffs’ motion and confirmed that the eligible plaintiffs were limited to those individuals who developed alleged smoking-related illnesses that manifested themselves on or before November 21, 1996.

In the fourth quarter of 2007, the defendants’ petition for writ of certiorari and petition for rehearing with the U.S. Supreme Court were both denied.

Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle v. R. J. Reynolds Tobacco Co., which decertified the class, eligible plaintiffs had one year from January 11, 2007, in which to file individual lawsuits. In addition, some individuals who filed suit prior to January 11, 2007, and who claimed they meet the conditions in Engle, also attempted to avail themselves of the Engle ruling. Lawsuits by individuals requesting the benefit of the Engle ruling, whether filed before or after the January 11, 2007, mandate, are referred to as the Engle Progeny cases. As of September 30, 2012, RJR Tobacco had been served in 5,804 Engle Progeny cases in both state and federal courts in Florida. These cases include approximately 6,979 plaintiffs. Many of these cases are in active discovery or nearing trial.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applied to all Engle Progeny cases in the aggregate. In May 2011, Florida removed the provision that allowed it to expire on December 31, 2012. The bond cap for any given individual Engle Progeny case varies depending on the number of judgments in effect at a given time, but never exceeds $5 million per case. The legislation, which became effective in June 2009 and 2011, applies to judgments entered after the original 2009 effective date. The plaintiffs have challenged the constitutionality of the bond cap in four of the cases discussed below. The Alachua County court upheld the bond cap in three of those cases, and the Escambia County court upheld the bond cap in the fourth case. The First DCA affirmed the trial court’s decision in all four cases. The First DCA issued a written opinion in Hall v. R. J. Reynolds Tobacco Co., on July 12, 2011, explaining why the statute is constitutional. The court also stated that the issues are likely to continue until they are definitively resolved by the Florida Supreme Court. As a result, the court certified to the Florida Supreme Court the question of whether the bond cap violates the Florida Constitution by limiting the amount of the bond necessary to obtain an automatic stay of the judgment against a signatory to the tobacco settlement agreement with the State of Florida. On January 23, 2012, the Florida Supreme Court decided to accept jurisdiction over the issue. On August 31, 2012, the Florida Supreme Court dismissed the challenge to the bond cap statute.

Below is a description of the Engle Progeny cases against RJR Tobacco or B&W, or both, which went to trial or were decided during the period from January 1, 2012 to September 30, 2012, or remained on appeal as of September 30, 2012.

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

On February 25, 2010, in Grossman v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, the court declared a mistrial due to the jury’s inability to reach a decision. The plaintiff alleged that as a result of an addiction to cigarettes, the decedent, Laura Grossman, developed lung cancer and died. The plaintiff sought damages in excess of $15,000 and all taxable costs and interest. Retrial began in March 2010. On April 21, 2010, the jury returned a verdict in favor of the plaintiff in Phase I. In April 2010, the jury awarded $1.9 million in compensatory damages and no punitive damages. The jury also found RJR Tobacco to be 25% at fault, the decedent to be 70% at fault and the decedent’s spouse to be 5% at fault. Final judgment was entered in June 2010, in the amount of $483,682. RJR Tobacco filed a notice of appeal to the Fourth DCA and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

posted a supersedeas bond in the amount of approximately $484,000. The plaintiff filed a notice of cross appeal. RJR Tobacco’s motion to stay the case pending the Florida Supreme Court’s decision in Douglas v. Philip Morris USA, Inc., discussed below, was denied. In June 2012, the Fourth DCA entered an opinion that affirmed the trial court’s judgment on liability, but remanded the case for a new trial on all damages issues. RJR Tobacco’s motion for rehearing or rehearing en banc was denied in September 2012.

On March 10, 2010, in Douglas v. Philip Morris USA, Inc., a case filed in October 2007 in Circuit Court, Hillsborough County, Florida, a jury returned a verdict for the plaintiff, found the decedent, Charlotte Douglas, to be 50% at fault, RJR Tobacco to be 5% at fault and the remaining defendants to be 45% at fault, and awarded $5 million in compensatory damages. No punitive damages were awarded. The plaintiff alleged that as a result of the decedent’s addiction to smoking the defendants’ cigarettes, she suffered bodily injury and died. In March 2010, the court entered final judgment against RJR Tobacco in the amount of $250,000. RJR Tobacco filed a notice of appeal to the Second DCA, and posted a supersedeas bond in the amount of $250,000. On March 30, 2012, the Second DCA affirmed the trial court’s decision. However, the court agreed that the issue of due process is one that will be applicable to the many Engle Progeny cases being considered by the trial courts and certified the question regarding the due process issue to the Florida Supreme Court as being one of great importance. RJR Tobacco filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The Florida Supreme Court accepted jurisdiction in May 2012. Oral argument occurred on September 6, 2012. A decision is pending.

On March 10, 2010, in Cohen v. R. J. Reynolds Tobacco Co., a case filed in May 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff. The plaintiff alleged that the decedent, Nathan Cohen, developed lung cancer as a result of using the defendants’ products, and sought in excess of $15,000 compensatory damages and unspecified punitive damages. On March 24, 2010, the jury awarded the plaintiff $10 million in compensatory damages, and found the decedent to be 33.3% at fault, RJR Tobacco to be 33.3% at fault and the remaining defendant to be 33.3% at fault. The jury also awarded $20 million in punitive damages, of which $10 million was assigned to RJR Tobacco. In July 2010, the court entered final judgment against RJR Tobacco in the amount of $3.33 million in compensatory damages and $10 million in punitive damages and the plaintiff filed a motion to amend or alter the final judgment. The court entered an amended judgment in September 2010 to include interest from the date of the verdict. RJR Tobacco filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $2.5 million in October 2010. In September 2012, the Fourth DCA affirmed the liability finding and the compensatory damages award, but reversed the finding of entitlement to punitive damages. In October 2012, the defendants filed a motion for rehearing, and the plaintiff filed a motion for rehearing or for certification to the Florida Supreme Court.

On April 13, 2010, in Clay v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Escambia County, Florida, a jury returned a verdict in favor of the plaintiff, found the decedent, Janie Mae Clay, to be 30% at fault, RJR Tobacco to be 60% at fault and the remaining defendant to be 10% at fault, and awarded $3.5 million in compensatory damages. The plaintiff alleged that the decedent developed addiction, chronic obstructive pulmonary disease and other conditions and diseases as a result of using the defendants’ products. On April 14, 2010, the jury awarded $18 million in punitive damages, of which $17 million was assigned to RJR Tobacco. The court entered final judgment against RJR Tobacco in the amount of $2.1 million in compensatory damages and $17 million in punitive damages in September 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of approximately $4.7 million. The plaintiff filed a notice of cross appeal. In January 2012, the First DCA affirmed per curiam the trial court’s decision based on its prior ruling in Martin. On April 4, 2012, RJR Tobacco’s motion for rehearing, or in the alternative, to stay issuance of the mandate was denied. RJR Tobacco posted a supersedeas bond in the amount of $14 million. This bond replaced the original bond posted and stayed execution of the judgment to allow RJR Tobacco to seek review with the U.S. Supreme Court. RJR Tobacco filed a petition for writ of certiorari to the U.S. Supreme Court in August 2012. A decision is pending.

On April 21, 2010, in Townsend v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Frank Townsend, to be 49% at fault, and awarded $10.8 million in compensatory damages and $80 million in punitive damages. The plaintiff alleged that the decedent suffered from lung cancer and other conditions and diseases as a result of smoking the defendant’s products. Final judgment was entered on April 29, 2010, in the amount of $5.5 million in compensatory damages and $40.8 million in punitive damages, which represents 51% of the original damages awards. RJR Tobacco filed a notice of appeal to the First DCA and posted a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

supersedeas bond in the amount of $5 million. In February 2012, the First DCA affirmed the compensatory damages verdict, but remanded the case to the trial court for remittitur of the punitive damages or a potential new trial on punitive damages. RJR Tobacco’s motion for rehearing en banc or for certification to the Florida Supreme Court was denied on April 4, 2012. RJR Tobacco and the plaintiff filed motions to invoke the discretionary jurisdiction of the Florida Supreme Court in May 2012. A decision is pending. In June 2012, the trial court entered an order that remitted the punitive damages award to $20 million. The plaintiff consented, and an amended final judgment was entered against RJR Tobacco in the amount of $5.5 million in compensatory damages and $20 million in punitive damages. RJR Tobacco filed a notice of rejection of the remittitur and a demand for a new trial on the punitive damages issue. RJR Tobacco also filed a notice of appeal of the amended final judgment entered in June 2012. Briefing is underway.

On April 26, 2010, in Putney v. R. J. Reynolds Tobacco Co., a case filed in December 2007 in the Circuit Court, Broward County, Florida, a jury returned a verdict in favor of the plaintiff, finding the decedent, Margot Putney, to be 35% at fault, RJR Tobacco to be 30% at fault and the remaining defendants to be 35% at fault, and awarded $15.1 million in compensatory damages and $2.5 million in punitive damages each against RJR Tobacco and the remaining defendants. The plaintiff alleged that the decedent suffered from nicotine addiction and lung cancer as a result of using the defendants’ products. In August 2010, final judgment was entered against RJR Tobacco in the amount of $4.5 million in compensatory damages, and $2.5 million in punitive damages. RJR Tobacco filed a notice of appeal and the plaintiff filed a notice of cross appeal. In December 2010, the court entered an amended final judgment to provide that interest would run from April 26, 2010. The defendants filed a joint notice of appeal to the Fourth DCA of the amended final judgment, and RJR Tobacco posted a supersedeas bond in the amount of approximately $2.4 million. Oral argument occurred on September 27, 2012. A decision is pending.

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

On October 15, 2010, in Frazier v. Philip Morris USA Inc., a case filed in December 2007 in the Circuit Court, Miami-Dade County, Florida, the jury returned a verdict in favor of the defendants. The plaintiff alleged that as a result of smoking defendants’, including RJR Tobacco’s, products she developed chronic obstructive pulmonary disease. Final judgment was entered in February 2011. The plaintiff filed a notice of appeal to the Third DCA, and the defendants filed a cross appeal. On April 11, 2012, the Third DCA reversed the trial court’s judgment, directed entry of judgment in the plaintiff’s favor and ordered a new trial. The defendants’ motions for rehearing, rehearing en banc and for certification to the Florida Supreme Court were denied in June 2012. The Third DCA has issued its mandate. On July 9, 2012, the defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. A decision is pending.

On June 18, 2010, in Earline Alexander v. R. J. Reynolds Tobacco Co., a case filed in January 2008, in the Circuit Court, Alachua County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, John Alexander, to be 49% at fault, and awarded $2.5 million in compensatory damages and $2.5 million in punitive damages. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent suffered from chronic obstructive pulmonary disease, lung cancer and emphysema. In July 2010, the court entered final judgment in the amount of $1.275 million in compensatory damages and $2.5 million in punitive damages. After exhausting its appeals, RJR Tobacco paid the judgment in the third quarter of 2012.

On August 5, 2010, in Piendle v. R. J. Reynolds Tobacco Co., a case filed in November 2007, in the Circuit Court, Palm Beach County, Florida, a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 27.5% at fault, the decedent, Charles Piendle, to be 45% at fault and the remaining defendants to be 27.5% at fault,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and awarded $4 million in compensatory damages. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking-related medical conditions and/or diseases. On August 19, 2010, the jury returned a punitive damages verdict in the amount of $180,000 against RJR Tobacco. The plaintiff’s motion for new trial as to the amount of the punitive damages was denied. In September 2010, the court entered final judgment against RJR Tobacco in the amount of $1.1 million in compensatory damages and $180,000 in punitive damages. The defendants filed a notice of appeal to the Fourth DCA and posted a supersedeas bond in the amount of $1.28 million. In June 2012, the Fourth DCA affirmed the judgment, per curiam. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court is November 17, 2012.

On August 26, 2010, in Budnick v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that the decedent, Leonard Budnick, was addicted to cigarettes manufactured by the defendants, and as a result, developed one or more smoking related medical conditions and/or diseases. In September 2010, the court denied the motion for a new trial and entered final judgment pursuant to the jury’s verdict. The plaintiff filed a notice of appeal to the Fourth DCA. Oral argument occurred on October 3, 2012. A decision is pending.

On October 29, 2010, in Koballa v. Philip Morris USA Inc., the court declared a mistrial after the jury informed the court that they were unable to reach a verdict. The case was filed in December 2007, in the Circuit Court, Volusia County, Florida against tobacco industry defendants, including RJR Tobacco. The plaintiff alleges that as a result of the use of the defendants’ defective and unreasonably dangerous tobacco products, she suffers from, or has suffered from, nicotine addiction, lung cancer and other smoking related medical conditions and/or diseases. Retrial began on March 21, 2011, and on March 31, 2011, the jury returned an inconsistent verdict. The jury found that RJR Tobacco was not liable for the plaintiff’s injuries, but found that her past injuries were worth $1 million with the plaintiff being 70% at fault and RJR Tobacco 30% at fault. In August 2011, the court denied RJR Tobacco’s post-trial motions and entered final judgment. RJR Tobacco filed a notice of appeal to the Fifth DCA and posted a supersedeas bond in the amount of $300,000. In September 2012, the Fifth DCA affirmed the trial court’s judgment, per curiam. RJR Tobacco filed a motion for a written opinion and rehearing. The deadline to file a notice to invoke the discretionary jurisdiction of the Florida Supreme Court is October 29, 2012.

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

On November 15, 2010, in Webb v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 90% at fault and the decedent, James Horner, to be 10% at fault, and awarded $8 million in compensatory damages and $72 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Levy County, Florida. The plaintiff alleged that as a result of smoking the defendant’s products, the decedent developed one or more smoking related medical conditions and/or diseases. The court entered final judgment in November 2010. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. The plaintiff filed a notice of cross appeal. In April 2012, the First DCA affirmed the liability verdict, but ordered a remittitur or a new trial on damages. The plaintiff’s motion for clarification of the opinion and RJR Tobacco’s motion for certification to the Florida Supreme Court were denied. The plaintiff filed a motion to set the remitted amount of compensatory and punitive damages. The trial court entered an order of remittitur or, alternatively, for a new trial. The court ordered that the compensatory damage award be reduced to $4 million and the punitive damage award be reduced to $25 million. The plaintiff consented to the remitted judgment, and RJR Tobacco filed a notice of rejection of the remittitur and demand for a new trial. The trial court entered an amended final judgment in September 2012. RJR Tobacco filed a notice of appeal in October 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On February 22, 2011, in Huish v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 25% at fault, the decedent, John Huish, to be 50% at fault and the remaining defendant to be 25% at fault, and awarded $750,000 in compensatory damages and $3 million in punitive damages, $1.5 million to each defendant. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of smoking the defendants’ products, the decedent suffered from lung cancer and other smoking related medical conditions and/or diseases. Final judgment was entered in the amount of $1.69 million against each defendant. After exhausting its appeals, RJR Tobacco paid the judgment in the third quarter of 2012.

On March 18, 2011, in Mack v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found RJR Tobacco to be 51% at fault and the decedent, Peter Mack, Sr., to be 49% at fault, and awarded $1 million in compensatory damages. No punitive damages were awarded. The case was filed in June 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that due to the decedent’s addiction to cigarettes, he developed bronchitis and lung cancer. Final judgment was entered in April 2011. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $510,000. The First DCA entered a per curiam opinion, reversing the trial court’s judgment and remanding the case for a new trial. The plaintiff’s motion for rehearing was denied in July 2012. Retrial is scheduled for December 3, 2012.

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

On September 15, 2011, in Ojeda v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in October 2007, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Juan Ojeda, suffered from one or more smoking-related medical conditions and/or diseases. The plaintiff filed a motion for a new trial. Final judgment was entered September 26, 2011. The plaintiff filed a conditional notice of appeal in October 2011. The conditional status is based on the pending motion for new trial. RJR Tobacco filed a conditional notice of cross appeal in November 2011. In September 2012, the court denied the plaintiff’s motion for a new trial. The plaintiff filed a notice of appeal in October 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On September 23, 2011, in Bowman v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Michael Bowman, to be 70% at fault and RJR Tobacco to be 30% at fault, and awarded $1.5 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered from esophageal cancer. The court denied the defendant’s post-trial motions and entered final judgment in October 2011. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $450,000. Briefing is complete. A decision is pending.

On November 28, 2011, in Sury v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, William Sury, to be 60% at fault, RJR Tobacco to be 20% at fault, and the remaining defendant to be 20% at fault, and awarded $1 million in compensatory damages and no punitive damages. The case was filed in November 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of the use of the defendants’ products, the decedent suffered from lung cancer. Post-trial motions were denied in March 2012, and final judgment was entered. The court entered an amended final judgment that held the defendants jointly and severally liable for the entire $1 million, even though the jury had allocated 60% of fault to the plaintiff and 20% of fault to a co-defendant. The defendants filed a notice of appeal on April 20, 2012, and RJR Tobacco posted a supersedeas bond in the amount of $500,000. Briefing is underway.

On December 16, 2011, in Cox v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in January 2008, in the Circuit Court, Alachua County, Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent, Roland Cox, suffered from lung cancer. Final judgment was entered, the plaintiff filed a notice of appeal and RJR Tobacco filed a notice of cross appeal in January 2012. In July 2012, the plaintiff and RJR Tobacco dismissed their appeals.

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

On January 25, 2012, in Ward v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Mattie Ward, to be 50% at fault, RJR Tobacco to be 30% at fault, and the remaining defendants, collectively, to be 20% at fault, and awarded $1 million in compensatory damages and $1.7 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Escambia County, Florida. The plaintiff alleged that the decedent was addicted to the defendants’ products, and as a result, suffered from chronic obstructive pulmonary disease and other smoking related conditions and/or diseases. In March 2012, the court entered final judgment in the amount of $487,000 in compensatory damages, for which RJR Tobacco and the other defendants are jointly and severally liable; and $1.7 million in punitive damages against RJR Tobacco. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $2.187 million in June 2012. The plaintiff filed a notice of cross appeal. Briefing is underway.

On February 16, 2012, in Gollihue v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that the decedent, Manuel Gollihue, was addicted to cigarettes and suffered from tobacco related illnesses. The plaintiff sought compensatory damages for all injuries and losses, punitive damages, and all recoverable costs and interest. The court has entered final judgment. The plaintiff’s motion for a new trial was denied in May 2012. The deadline to file an appeal has passed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On March 19, 2012, in McCray v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants, including RJR Tobacco. The case was filed in January 2008, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that the decedent, Mercedia Walker, was addicted to the defendants’ tobacco products, and as a result, suffered from one or more tobacco related diseases and/or medical conditions. The plaintiff sought compensatory damages for all injuries and losses, all recoverable costs of the case, and all legally recoverable interest. Final judgment was entered in March 2012. The plaintiff’s renewed motion for judgment as a matter of law and motion for a new trial were denied in June 2012. The plaintiff filed a notice of appeal in July 2012. The Eleventh Circuit stayed the case pending resolution of Douglas v. Philip Morris USA, Inc., described above.

On March 26, 2012, in Pickett v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, but awarded $0 damages with no entitlement to punitive damages, and found the decedent, Oliver Pickett, Sr., to be 50% at fault and RJR Tobacco to be 50% at fault. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in favor of the defendants in March 2012. The plaintiff’s motion to alter or amend the judgment and motion for a new trial were denied in June 2012. The deadline to file an appeal has passed.

On March 27, 2012, in Emmon Smith v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found Mr. Smith to be 30% at fault and RJR Tobacco to be 70% at fault, and awarded $10 million in compensatory damages. The jury also awarded $20 million in punitive damages. The case was filed in January 2008 in the Circuit Court, Jackson County, Florida. The plaintiff alleged that he was addicted to cigarettes manufactured by the defendants, and as a result, developed lung cancer. Final judgment was entered on April 2, 2012. Post-trial motions were denied on May 3, 2012. RJR Tobacco filed a notice of appeal to the First DCA and posted a supersedeas bond in the amount of $5 million. Briefing is underway.

On April 10, 2012, in Duke v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Sarah Duke, to be 75% at fault and RJR Tobacco to be 25% at fault, and awarded $30,705 in compensatory damages and no entitlement to punitive damages. The case was filed in December 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent developed smoking related diseases. The plaintiff sought compensatory and punitive damages, including costs and interest. The plaintiff’s motion for a new trial on damages was denied in August 2012. RJR Tobacco filed a notice of appeal in September 2012.

On May 21, 2012, in Walker v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Albert Walker, to be 90% at fault and RJR Tobacco to be 10% at fault, and awarded $275,000 in compensatory damages with no entitlement to punitive damages. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of the use of the defendant’s products, the decedent suffered bodily injury. The plaintiff sought compensatory and punitive damages, including costs and interest. The court entered final judgment in May 2012. RJR Tobacco filed a notice of appeal and posted a supersedeas bond in the amount of $27,775. Briefing is underway.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On May 17, 2012, in Calloway v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Johnnie Calloway, to be 20.5% at fault, RJR Tobacco to be 27% at fault, and the remaining defendants collectively to be 52.5% at fault, and awarded $20.5 million in compensatory damages and $17.25 million in punitive damages against RJR Tobacco and $37.6 million collectively against the remaining defendants. The case was filed in December 2007, in the Circuit Court, Broward County, Florida. The plaintiff alleged that as a result of using the defendants’ products, the decedent became addicted and developed smoking-related diseases and/or conditions. The plaintiff sought compensatory and punitive damages, including costs and interest. Post-trial motions were denied, and final judgment was entered in August 2012. In September 2012, the defendants filed a notice of appeal, and RJR Tobacco posted a supersedeas bond in the amount of $1.5 million. The plaintiff filed a notice of cross-appeal. Briefing is underway.

On June 28, 2012, in Frailey v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of RJR Tobacco. The case was filed in January 2008, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Julius Frailey, suffered from addiction and smoking-related diseases and/or conditions and sought an unspecified amount of damages. The court entered final judgment in July 2012.

On August 1, 2012, in Hiott v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Kenneth Hiott, to be 60% at fault and RJR Tobacco to be 40% at fault, and awarded $1.825 million in compensatory damages and no punitive damages. The case was filed in January 2008, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from addiction and smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Post-trial motions are pending.

On August 1, 2012, in Denton v. R. J. Reynolds Tobacco Co., a jury found the defendants liable, but allocated 100% of fault to the decedent, Linda Denton. The case was filed in August 2007, in the U.S. District Court for the Middle District of Florida. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from smoking-related diseases and/or conditions. The plaintiff sought an unspecified amount of compensatory and punitive damages. Final judgment was entered in August 8, 2012. The plaintiff filed a motion for a new trial in September 2012. A decision is pending.

On August 10, 2012, in Hancock v. Philip Morris USA, Inc., a jury returned a verdict in favor of the plaintiff, found the decedent, Edna Siwieck, to be 90% at fault, RJR Tobacco to be 5% at fault and the remaining defendant to be 5% at fault. However, the jury did not award compensatory damages and found that the plaintiff was not entitled to punitive damages. The court determined that the jury verdict was inconsistent due to the parties previously stipulating to $110,200 in medical expenses, which is subject to the allocation of fault. The defendants agreed to an additur for that amount. The case was filed in January 2008, in the Circuit Court, Miami-Dade County, Florida. The plaintiff alleged that as a result of using the defendants’ products, the decedent suffered from chronic obstructive pulmonary disease. The plaintiff sought an unspecified amount of compensatory and punitive damages, costs and interest. The plaintiff’s motion for additur or new trial on damages was denied in September 2012.

On August 22, 2012, in Starr-Blundell v. R. J. Reynolds Tobacco Co., the court declared a mistrial due to a juror’s health issue. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of using the defendants’ products, the decedent, Lucy Starr, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, plus taxable costs and interest. Retrial is scheduled for May 13, 2013.

On September 19, 2012, in Baker v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the defendants. The case was filed in November 2007, in the Circuit Court, Palm Beach County, Florida. The plaintiff alleged that as a result of using the defendant’s products, the decedent, Elmer Baker, suffered from lung cancer. The plaintiff sought compensatory damages in excess of $15,000, costs and interest. Post-trial motions are pending.

On September 20, 2012, in Sikes v. R. J. Reynolds Tobacco Co., a jury returned a verdict in favor of the plaintiff, found the decedent, Jimmie Sikes, to be 49% at fault and RJR Tobacco to be 51% at fault, and awarded $4.1 million in compensatory damages and $2 million in punitive damages. The case was filed in December 2007, in the Circuit Court, Duval County, Florida. The plaintiff alleged that as a result of using the defendant’s product, the decedent suffered from chronic obstructive pulmonary disease. Post-trial motions are pending.

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

As of September 30, 2012, there were 2,574 Broin II lawsuits pending in Florida. There have been no Broin II trials since 2007.

Class-Action Suits

Overview. As of September 30, 2012, nine class-action cases were pending in the United States against RJR Tobacco or its affiliates or indemnitees. In 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco Co. overturned the certification of a nation-wide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of state-wide, rather than nation-wide, classes. Class-action suits based on claims similar to those asserted in Castano or claims that class members are at a greater risk of injury or injured by the use of tobacco or exposure to ETS are pending against RJR Tobacco and its affiliates and indemnitees in state or federal courts in California, Illinois, Louisiana, Missouri, West Virginia and Arizona. All pending class-action cases are discussed below.

The pending class actions against RJR Tobacco or its affiliates or indemnitees include five cases alleging that the use of the term “lights” constitutes unfair and deceptive trade practices under state law or violates the federal RICO statute. Such suits are pending in state or federal courts in Illinois, Missouri and Arizona and are discussed below under “— ‘Lights’ Cases.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Medical Monitoring and Smoking Cessation Case. On November 5, 1998, in Scott v. American Tobacco Co., a case filed in District Court, Orleans Parish, Louisiana, the trial court certified a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. The case was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover roughly $13.2 billion to pay for medical monitoring and smoking cessation programs. In July 2003, the jury returned a verdict in favor of the defendants on the plaintiffs’ claim for medical monitoring but also found in favor of the plaintiffs on the claim for smoking cessation. In May 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program.

The defendants appealed, and in February 2007, the Louisiana Court of Appeals upheld the class certification and found the defendants responsible for funding smoking cessation for eligible class members and remanded for further proceedings. The defendants’ applications for writ of certiorari with the Louisiana Supreme Court and the U.S. Supreme Court were denied in 2008. In July 2008, the trial court entered an amended judgment in the case, finding that the defendants are jointly and severally liable for funding the cost of a court-supervised smoking cessation program and ordering the defendants to deposit approximately $263 million together with interest into the registry of the court for the funding of the program. In December 2008, the trial court judge signed an order granting the defendants an appeal from the amended judgment. In 2010, the court of appeals amended, but largely affirmed, the trial court’s July 2008 judgment and ordered the defendants to deposit with the court $278 million. The defendants’ motion for rehearing was denied, and their application for writ of certiorari or review and emergency motion to stay execution of judgment with the Louisiana Supreme Court were denied. In 2011, the U.S. Supreme Court denied the defendant’s petition for writ of certiorari. The defendants were thus required to pay the judgment and interest totaling approximately $278 million, with RJR Tobacco paying $139 million, the portions of the judgment allocated to RJR Tobacco and B&W.

In December 2011, after the judgment amount was paid in full, the plaintiffs filed a motion for assessment of attorneys’ fees and costs for the prosecution of the case against the defendants rather than the fund. On January 6, 2012, the defendants filed exceptions and motion to strike seeking to dismiss any claim for fees from the defendants, as opposed to the fund, which were denied by the trial court. On April 4, 2012, the defendants filed an application for supervisory writs with the Louisiana Fourth Circuit Court of Appeal. In May 2012, the parties entered into an agreement that all fees and expenses will come from the fund and that no additional monies will come from the defendants. The defendants agreed to surrender 50% of their reversionary interest in any funds left over at the end of the 10-year program. The agreement specifically provides that it is binding on class counsel and is not contingent on any further action or ruling by the court. The defendants alerted the Louisiana Fourth Circuit that the issue of whether fees could be awarded against the defendants, as opposed to the fund, had been resolved by agreement. The writ application remains pending as the trial court has not yet entered any fee award. Class counsel have been working with the three trustees appointed by the court to assist in implementing the program to come to an agreement on a fee award from the fund that will meet with approval of the trustees. The cessation program began in July 2012 and is scheduled to last for 10 years.

California Business and Professions Code Cases. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a case filed in June 1997 in Superior Court, San Diego County, California, the court granted in part the plaintiffs’ motion for certification of a class composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. The action was brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, seeking to recover restitution, disgorgement of profits and other equitable relief under California Business and Professions Code § 17200 et seq. and § 17500 et seq. However, the underlying substantive claims have been reduced to include primarily allegations regarding the use of the descriptor “lights” and statements made during the class period about the health risks of cigarettes. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code pertaining to unfair competition. The court, however, refused to certify the class under the California Legal Remedies Act and on the plaintiffs’ common law claims. In March 2005, the court granted the defendants’ motion to decertify the class, and in September 2006, the California Court of Appeal affirmed the order decertifying the class. In November 2006, the plaintiffs’ petition for review with the California Supreme Court was granted, and in May 2009, the court reversed the decision of the trial court, and the California Court of Appeal that decertified the class and remanded the case to the trial court for further proceedings. In March 2010, the trial court found that the plaintiffs’ “lights” claims were not preempted by the Federal Cigarette Labeling and Advertising Act and denied the defendants’ second motion for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

summary judgment. The plaintiffs filed a tenth amended complaint in September 2010. RJR Tobacco and B&W filed their answers to the complaint. Subsequently, on February 24, 2011, the court found that the named class representatives were not adequate, were not typical, and lacked standing. The plaintiffs’ motion for reconsideration was denied. The court granted the plaintiffs’ motion to amend the complaint by adding new class representatives and denied the defendants’ motion to dismiss. The plaintiffs filed an eleventh amended complaint adding new class representatives in July 2011. In May 2012, the court issued rulings that decertified the class on false statements concerning additives, nicotine manipulation and conspiracy to mislead concerning health risks of smoking. However, the court declined to decertify the class on the “lights” issue. In September 2012, the court granted the plaintiffs’ request for dismissal with prejudice as to certain defendants and dismissed RJR Tobacco and B&W with prejudice.

In Sateriale v. R. J. Reynolds Tobacco Co., a class action filed in November 2009 in the U.S. District Court for the Central District of California, the plaintiffs brought the case on behalf of all persons who tried unsuccessfully to redeem Camel Cash certificates from 1991 through March 31, 2007, or who held Camel Cash certificates as of March 31, 2007. The plaintiffs allege that in response to the defendants’ action to discontinue redemption of Camel Cash as of March 31, 2007, customers, like the plaintiffs, attempted to exchange their Camel Cash for merchandise and that the defendants, however, did not have any merchandise to exchange for Camel Cash. The plaintiffs allege unfair business practices, deceptive practices, breach of contract and promissory estoppel. The plaintiffs seek injunctive relief, actual damages, costs and expenses. In January 2010, the defendants filed a motion to dismiss, which prompted the plaintiffs to file an amended complaint in February 2010. The class definition changed to a class consisting of all persons who reside in the U.S. and tried unsuccessfully to redeem Camel Cash certificates, from October 1, 2006 (six months before the defendant ended the Camel Cash program) or who held Camel Cash certificates as of March 31, 2007. The plaintiffs also brought the class on behalf of a proposed California subclass, consisting of all California residents meeting the same criteria. In May 2010, RJR Tobacco’s motion to dismiss the amended complaint for lack of jurisdiction over subject matter and, alternatively, for failure to state a claim was granted with leave to amend. The plaintiffs filed a second amended complaint. In July 2010, RJR Tobacco’s motion to dismiss the second amended complaint was granted with leave to amend. The plaintiffs filed a third amended complaint, and RJR Tobacco filed a motion to dismiss in September 2010. In December 2010, the court granted RJR Tobacco’s motion to dismiss with prejudice. Final judgment was entered by the court and the plaintiffs filed a notice of appeal in January 2011. In July 2012, the appellate court affirmed the dismissal of the plaintiffs’ claims under the Unfair Competition Law and the Consumer Legal Remedies Acts and reversed the dismissal of the plaintiffs’ claims for promissory estoppel and breach of contract. RJR Tobacco filed a motion for rehearing or rehearing en banc in August 2012.

“Lights” Cases. As noted above, “lights” class-action cases are pending against RJR Tobacco or B&W in Illinois (2), Missouri (2) and Arizona (1). The classes in these cases generally seek to recover $50,000 to $75,000 per class member for compensatory and punitive damages, injunctive and other forms of relief, and attorneys’ fees and costs from RJR Tobacco and/or B&W. In general, the plaintiffs allege that RJR Tobacco or B&W made false and misleading claims that “lights” cigarettes were lower in tar and nicotine and/or were less hazardous or less mutagenic than other cigarettes. The cases typically are filed pursuant to state consumer protection and related statutes.

Many of these “lights” cases were stayed pending review of the Good v. Altria Group, Inc. case by the U.S. Supreme Court. In that “lights” class-action case against Altria Group, Inc. and Philip Morris USA, the U.S. Supreme Court decided that these claims are not preempted by the Federal Cigarette Labeling and Advertising Act or by the Federal Trade Commission’s, referred to as FTC, historic regulation of the industry. Since this decision in December 2008, a number of the stayed cases have become active again.

The seminal “lights” class-action case involves RJR Tobacco’s competitor, Philip Morris, Inc. Trial began in Price v. Philip Morris, Inc. in January 2003. In March 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On December 15, 2005, the Illinois Supreme Court reversed the lower court’s decision and sent the case back to the trial court with instructions to dismiss the case. On December 5, 2006, the trial court granted the defendant’s motion to dismiss and for entry of final judgment. The case was dismissed with prejudice the same day. In December 2008, the plaintiffs filed a petition for relief from

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

judgment, stating that the U.S. Supreme Court’s decision in Good v. Altria Group, Inc. rejected the basis for the reversal. The trial court granted the defendant’s motion to dismiss the plaintiffs’ petition for relief from judgment in February 2009. In March 2009, the plaintiffs filed a notice of appeal to the Illinois Appellate Court, Fifth Judicial District, requesting a reversal of the February 2009 order and remand to the circuit court. On February 24, 2011, the appellate court entered an order, concluding that the two-year time limit for filing a petition for relief from a final judgment began to run when the trial court dismissed the plaintiffs’ lawsuit on December 18, 2006. The appellate court therefore found that the petition was timely, reversed the order of the trial court, and remanded the case for further proceedings. Philip Morris filed a petition for leave to appeal to the Illinois Supreme Court. On September 28, 2011, the Illinois Supreme Court denied Philip Morris’s petition for leave to appeal and returned the case to the trial court for further proceedings. The plaintiffs filed a petition for relief from the judgment in February 2012. A hearing occurred on August 21, 2012. A decision is pending.

In Turner v. R. J. Reynolds Tobacco Co., a case filed in February 2000 in Circuit Court, Madison County, Illinois, a judge certified a class in November 2001. In June 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris Inc. case mentioned above, which the judge denied in July 2003. In October 2003, the Illinois Fifth District Court of Appeals denied RJR Tobacco’s emergency stay/supremacy order request. In November 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. On October 11, 2007, the Illinois Fifth District Court of Appeals dismissed RJR Tobacco’s appeal of the court’s denial of its emergency stay/supremacy order request and remanded the case to the Circuit Court. A status conference is scheduled for January 30, 2013.

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

In Shaffer v. R. J. Reynolds Tobacco Co., a case filed in October 2009 in the Superior Court of Pima County, Arizona against RJR Tobacco, RAI and other defendants, the plaintiffs brought the case on behalf of all persons residing in Arizona who purchased, not for resale, defendants’ cigarettes labeled as “light” or “ultra-light” from the date of the defendants’ first sales of such cigarettes in Arizona to the date of judgment. The plaintiffs allege consumer fraud, concealment, non-disclosure, negligent misrepresentation and unjust enrichment. The plaintiffs seek a variety of damages, including compensatory, restitutionary and punitive damages. In November 2009, the defendants removed the case to the U.S. District Court for the District of Arizona, and RJR Tobacco and RAI filed their answers to the complaint. On April 26, 2012, the plaintiffs’ motion for partial summary judgment on the grounds of the purported collateral estoppel effect of certain findings in United States v. Philip Morris USA, Inc., was denied. In September 2012, the parties filed a stipulation of dismissal, and the court dismissed the case with prejudice.

Finally, also see the above discussion of Brown v. American Tobacco Co., Inc., under “— California Business and Professions Code Cases.”

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Other Class Actions. In Young v. American Tobacco Co., Inc., a case filed in November 1997 in Circuit Court, Orleans Parish, Louisiana, the plaintiffs brought an ETS class action against U.S. cigarette manufacturers, including RJR Tobacco and B&W, and parent companies of U.S. cigarette manufacturers, including RJR, on behalf of all residents of Louisiana who, though not themselves cigarette smokers, have been exposed to secondhand smoke from cigarettes which were manufactured by the defendants, and who allegedly suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. In October 2004, the trial court stayed this case pending the outcome of the appeal in Scott v. American Tobacco Co., Inc., discussed above under “— Medical Monitoring and Smoking Cessation Case.” There is currently no activity in the case.

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

As of September 30, 2012, two health-care cost recovery cases were pending in the United States against RJR Tobacco, B&W, as its indemnitee, or both, as discussed below after the discussion of the State Settlement Agreements. A limited number of claimants have filed suit against RJR Tobacco, its current or former affiliates, B&W and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by foreign provincial governments in treating their citizens. For more information on these cases, see “— International Cases” below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Set forth below are tables depicting the unadjusted tobacco industry settlement payment schedule and the settlement payment schedule for RAI’s operating subsidiaries under the State Settlement Agreements, and related information for 2010 and beyond:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2010	2011	2012 and thereafter
First Four States’ Settlements:(1)
Mississippi Annual Payment	$136	$136		$136
Florida Annual Payment	440	440		440
Texas Annual Payment	580	580		580
Minnesota Annual Payment	204	204		204
Remaining States’ Settlement:
Annual Payments(1)	8,004	8,004		8,004
Growers’ Trust(2)	295	—		—
Offset by federal tobacco buyout(2)	(295)	—		—

Total	$9,364	$9,364		$9,364

RAI’s Operating Subsidiaries’ Settlement Expenses and Payment Schedule

Settlement expenses	$2,496	$2,435		—
Settlement cash payments	$2,519	$2,492		—
Projected settlement expenses			$	>2,300
Projected settlement cash payments			$	>2,300

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco and the other defendants, as well as the Department of Justice, filed petitions for writ of certiorari to the U.S. Supreme Court in February 2010. In June 2010, the U.S. Supreme Court denied the parties’ petitions for writ of certiorari. Post-remand proceedings are underway to determine the extent to which the original order will be implemented. The defendants filed a motion for vacatur, in which they moved to vacate the trial court’s injunctions and factual findings and dismiss the case in its entirety, on March 3, 2011. The court denied the motion on June 1, 2011. The defendants filed a notice of appeal. The trial court also issued an opinion on January 26, 2012, stating that it will not defer its decision on the corrective action statements pending the outcome of pending FDA litigation. In addition, the parties to the lawsuit entered into an agreement concerning certain technical obligations regarding their public websites. Pursuant to this agreement, RJR Tobacco agreed to deposit $3.125 million over the next three years into the registry of the district court. In July 2012, the Court of Appeals for the D.C. Circuit affirmed the trial court’s denial of the defendants’ motion to vacate the injunctions.

Native American Tribe Cases. As of September 30, 2012, one Native American tribe case was pending before a tribal court against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., a case filed in September 1997 in Tribal Court, Crow Creek Sioux, South Dakota. The plaintiffs seek to recover actual and punitive damages, restitution, funding of a clinical cessation program, funding of a corrective public education program, and disgorgement of unjust profits from sales to minors. The plaintiffs claim that the defendants are liable under the following theories: unlawful marketing and targeting of minors, contributing to the delinquency of minors, unfair and deceptive acts or practices, unreasonable restraint of trade and unfair method of competition, negligence, negligence per se, conspiracy and restitution of unjust enrichment. The case is dormant.

International Cases. Eight health-care reimbursement cases have been filed against RJR Tobacco, its current or former affiliates, or B&W outside the United States, by eight Canadian provinces. Both of the remaining Canadian provinces have either indicated an intention to file similar cases or filed actions that have not been served on RJR Tobacco or its current or former affiliates. In these actions, foreign governments are seeking to recover for health care, medical and other assistance paid and to be paid in treating their citizens for tobacco-related disease. No such actions are pending in the United States. Pursuant to the terms of the 1999 sale of RJR Tobacco’s international tobacco business, RJR Tobacco has tendered the defense of these actions to JTI. Subject to a reservation of rights, JTI has assumed the defense of RJR Tobacco and its current or former affiliates.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

New Brunswick — In March 2008, a case was filed on behalf of Her Majesty the Queen in Right of the Province of New Brunswick, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco’s predecessor and one of RJR Tobacco’s affiliates, in the Trial Division in the Court of Queen’s Bench of New Brunswick. The claim is brought pursuant to New Brunswick legislation enacted in 2008, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the New Brunswick government seeks to recover essentially the same types of damages that are being sought in the British Columbia action described above based on analogous theories of liability. RJR Tobacco and its affiliate filed statements of defense in March 2010.

•

Ontario — In September 2009, a case was filed on behalf of the Province of Ontario, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Ontario Superior Court of Justice. The claim is brought pursuant to Ontario legislation enacted in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Ontario government seeks to recover essentially the same types of damages that are being sought in the British Columbia and New Brunswick actions described above based on analogous theories of liability, although the government also asserted claims based on the illegal importation of cigarettes, which claims were deleted in an amended statement of claim filed in August 2010. The jurisdictional challenge brought by RJR Tobacco and its affiliate was denied by the motions court on January 4, 2012, and RJR Tobacco and its affiliate have filed an appeal.

•

Newfoundland and Labrador — In February 2011, a case was filed on behalf of the Province of Newfoundland and Labrador, Canada against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the General Trial Division of the Supreme Court of Newfoundland and Labrador. The claim is brought pursuant to legislation passed in Newfoundland in 2001 and proclaimed in February 2011, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Newfoundland government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. RJR Tobacco and its affiliate have brought a motion challenging the jurisdiction of the Newfoundland court. A decision is pending.

•

Quebec — In June 2012, a case was filed on behalf of the Province of Quebec, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Superior Court of the Province of Quebec, District of Montreal. The claim is brought pursuant to legislation enacted in Quebec in 2009, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Quebec government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability. Attorneys representing RJR Tobacco and its affiliate have entered an appearance. Separately, in August 2009, certain Canadian manufacturers filed a constitutional challenge to the Quebec statute, and that challenge is pending.

•

Manitoba — In May 2012, a case was filed on behalf of the Province of Manitoba, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Winnipeg Judicial Centre, Manitoba. The claim is brought pursuant to legislation assented to in 2006 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Manitoba government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.

•

Saskatchewan — In June 2012, a case was filed on behalf of the Province of Saskatchewan, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench, Judicial Centre of Saskatoon, Saskatchewan. The claim is brought pursuant to legislation assented to in 2007 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Saskatchewan government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

Alberta — In June 2012, a case was filed on behalf of the Province of Alberta, Canada, against Canadian and non-Canadian tobacco-related entities, including RJR Tobacco and one of its affiliates, in the Court of Queen’s Bench of Alberta Judicial Centre, Calgary, Alberta. The claim is brought pursuant to legislation assented to in 2009 and proclaimed in 2012, which legislation is substantially similar to the revised British Columbia statute described above. In this action, the Alberta government seeks to recover essentially the same types of damages that are being sought in the British Columbia and other provincial actions described above based on analogous theories of liability.

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

State Settlement Agreements-Enforcement and Validity; Adjustments

As of September 30, 2012, there were 31 cases concerning the enforcement, validity or interpretation of the State Settlement Agreements in which RJR Tobacco or B&W is a party. This number includes those cases, discussed below, relating to disputed payments under the State Settlement Agreements.

The Vermont Attorney General filed suit in July 2005, in the Vermont Superior Court, Chittenden County, alleging that certain advertising for the Eclipse cigarette brand violated both the MSA and the Vermont Consumer Fraud Statute. The State of Vermont is seeking declaratory, injunctive, and monetary relief. The bench trial in this action began on October 6, 2008, and lasted a total of five weeks. Closing arguments occurred on March 11, 2009. On March 10, 2010, the court issued its opinion, finding that three of the advertising claims made by RJR Tobacco were not supported by the appropriate degree of scientific evidence. The court did, however, rule that the remaining six advertising claims challenged by the State of Vermont were not actionable. The court indicated that remedies and any damages to be awarded, as well as the issue of attorney’s fees and litigation expenses, will be addressed in additional proceedings. On March 22, 2010, RJR Tobacco filed a motion to amend findings of fact that it believes are demonstrably contrary to, or unsupported by, the record. On December 14, 2010, the court issued an order granting in part and denying in part RJR Tobacco’s motion. The parties conducted a mediation on the remaining issues on February 14, 2012, but failed to reach an agreement. On April 6, 2012, the court entered a stipulated scheduling order outlining a schedule for pre-trial briefs on the relief/remedies sought by the State. That briefing was completed on September 26, 2012. A schedule for further trial proceedings, if any, will be established.

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

In addition, in February 2010, the Mississippi Attorney General filed a motion alleging that RJR Tobacco had improperly failed to report shipments of certain categories of cigarette volumes, and for certain years had improperly reported its net operating profit. As a result, the State alleges that settlement payments to it were improperly reduced. RJR Tobacco disputes these allegations and is vigorously defending against them. Hearings on these issues were held on January 24-25, 2012, and May 9, 2012. On May 15, 2012, the court entered an order finding in favor of RJR Tobacco on the claim related to RJR Tobacco’s reported net operating profits in the year used as a baseline for future calculations of the State’s net operating profits payment. The State had sought $3.8 million in damages for this issue, with an additional $2.7 million in interest. On June 19, 2012, the court entered an order

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

finding in favor of the State on the remaining issues, holding that the total amount of the underpayment was approximately $3.3 million and that interest on the underpayment was also approximately $3.3 million, though the court also held that this amount should be offset by additional payments previously made by Lorillard Tobacco Company on some of these issues. The court further ordered RJR Tobacco to perform an accounting of its profits and shipments from 1999-2011. Finally, the court awarded the State attorneys’ fees and costs in an amount to be determined. On July 10, 2012, RJR Tobacco filed a petition with the Mississippi Supreme Court requesting leave to immediately appeal the court’s ordered accounting and its entry of judgment for the State without first conducting an evidentiary hearing. On August 15, 2012, the request was denied. An accountant acceptable to both the State and RJR Tobacco has been identified and retained, and the accounting process is now underway.

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

In December 2007, nine states sued RJR Tobacco claiming that an advertisement published in Rolling Stone magazine the prior month violated the MSA’s ban on the use of cartoons. The states asserted that the magazine’s content adjacent to a Camel gatefold advertisement included cartoon images prohibited by the MSA and that certain images used in the Camel ad itself were prohibited cartoons. Each state sought injunctive relief and punitive monetary sanctions. Eight of the nine courts have since ruled that the states are not entitled to the punitive sanctions being sought. There has been resolution of all of the cases except for California.

The court in California ruled that the company was not liable for preventing the use of cartoons in magazine-created content next to the RJR Tobacco advertisement, but that a few of the images in the RJR Tobacco advertisement itself were “technical” and unintentional cartoons. No monetary sanctions were awarded by the California court. The California Court of Appeals affirmed the judgment on the merits. In April 2011, the California Court of Appeals reversed the trial court’s award of attorneys’ fees to the State and remanded the case to the trial court with instructions to use the correct legal standard and prevailing market rates in determining the award of fees to either party. A final order was issued on October 6, 2011, finding the State to be the prevailing party for purposes of entitlement to attorneys’ fees. On March 22, 2012, the court entered an order granting the State’s request for approximately $3 million in attorneys’ fees. RJR Tobacco filed a notice of appeal in April 2012. Briefing is underway.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of September 30, 2012, 47 of the 48 courts that had addressed the question whether the dispute concerning the 2003 NPM Adjustment is arbitrable had ruled that arbitration is required under the MSA. The orders compelling arbitration in these states are now final and/or non-appealable. The Montana Supreme Court ruled that the state of Montana did not agree to arbitrate the question of whether it diligently enforced a qualifying statute. Trial on Montana’s assertion of its diligent enforcement defense to the 2003 NPM Adjustment was set for trial on September 10, 2012. On June 22, 2012, Montana and the PMs reached an agreement that the PMs do not contest Montana’s claim that it diligently enforced the Qualifying Statute during 2003.

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

The arbitration panel contemplated by the MSA and the Arbitration Agreement has been selected, and proceedings before the panel with respect to the 2003 NPM Adjustment Claim have begun. An initial administrative conference was held in July 2010, and subsequent proceedings have been held since then. Document and deposition discovery has been conducted pursuant to various orders of the arbitration panel. On November 3, 2011, RJR Tobacco and the other PMs advised the arbitration panel that they were not contesting the “diligent enforcement” of 12 states and the four pacific territories with a combined allocable share of less than 14%. The “diligent enforcement” of the remaining 33 settling states, DC and Puerto Rico was contested and will be the subject of further proceedings. A common issues hearing was held in April 2012 and state specific evidentiary hearings began in May 2012. To date, evidentiary hearings for eight states have been held. State specific hearings will continue on a monthly basis until proceedings with respect to all contested states have been completed. It is anticipated that it will be 12 to 15 months before a decision on the merits with respect to the 2003 NPM Adjustment is reached.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The table below summarizes the information discussed above with respect to the disputed portions of RJR Tobacco’s MSA payment obligations from 2003 through 2009 — the years as to which the Adjustment Requirements have been met:

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

Separately, on August 19, 2011, Idaho sent a letter on behalf of itself and 31 other states, stating their intent to initiate arbitration with respect to whether amounts used to measure the domestic cigarette market and to calculate

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

PM payment obligations under the MSA should be the adjusted gross or the net number of cigarettes on which federal excise tax (including arbitrios de cigarillos) is paid. The parties also agreed to arbitrate the Independent Auditor’s calculation of the Volume Adjustment with respect to the treatment of “roll your own,” referred to as RYO, tobacco. On December 15, 2011, the parties entered into an agreement regarding procedures for formation of an arbitration panel with respect to this arbitration. Selection of arbitrators has been completed, an initial hearing has been held, and discovery is now underway.

Antitrust Cases

A number of tobacco wholesalers and consumers have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. As of September 30, 2012, all of the federal and state court cases on behalf of indirect purchasers had been dismissed.

In Smith v. Philip Morris Cos., Inc., a case filed in February 2000, and pending in District Court, Seward County, Kansas, the court granted class certification in November 2001, in an action brought against the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, and the parent companies of the major U.S. cigarette manufacturers, including RJR, seeking to recover an unspecified amount in actual and punitive damages. The plaintiffs allege that the defendants participated in a conspiracy to fix or maintain the price of cigarettes sold in the United States. In an opinion dated March 23, 2012, the court granted summary judgment in favor of RJR Tobacco and B&W on the plaintiffs’ claims. On July 18, 2012, the plaintiffs filed a notice of appeal.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On September 26, 2011, RJR Tobacco filed a combined petition for panel rehearing and rehearing en banc with the Federal Circuit seeking rehearing on whether Star’s patents at issue are invalid based upon indefiniteness. The Federal Circuit denied RJR Tobacco’s combined petition on November 29, 2011, and the Federal Circuit’s judgment issued as a mandate on December 15, 2011. Star I has now returned to the district court for further proceedings on RJR Tobacco’s bill of cost and motion for attorneys’ fees and excess costs. Star I and Star II have been stayed and referred to the magistrate judge for mediation purposes. A mediation conference occurred in August 2012.

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

On September 26, 2012, RJR Tobacco paid Star $5 million pursuant to a confidential settlement agreement resolving Star I and Star II. RJR Tobacco withdrew its Supreme Court petition in Star I on September 21, 2012, and Star I and Star II were dismissed with prejudice on September 24, 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

FDA Litigation. In August 2009, RJR Tobacco and American Snuff Co. joined other tobacco manufacturers and a tobacco retailer in filing a lawsuit, Commonwealth Brands, Inc. v. United States of America, in the U.S. District Court for the Western District of Kentucky, challenging certain provisions of the Family Smoking Prevention and Tobacco Control Act, referred to as the FDA Tobacco Act, that severely restricts the few remaining channels available to communicate with adult tobacco consumers. RAI believes these provisions cannot be justified on any basis consistent with the demands of the First Amendment. The suit does not challenge the U.S. Congress’s decision to give the FDA regulatory authority over tobacco products, nor does it challenge the vast majority of the provisions of the new law. In November 2009, the court denied certain plaintiffs’ motion for preliminary injunction as to the modified risk tobacco products provision of the FDA Tobacco Act. In January 2010, the court granted summary judgment for the plaintiffs so as to allow the continued use of color and imagery in labeling and advertising and the right to make statements that their products conform to FDA regulatory requirements. The court granted summary judgment to the U.S. Government as to all other challenged provisions. In March 2010, each side filed a notice of appeal with the Sixth Circuit Court of Appeals. On March 29, 2012, the Sixth Circuit issued its opinion affirming the district court’s decision in all respects but two: (1) holding as constitutional the ban on manufacturers making statements that their products conform to FDA regulatory requirements; and (2) holding as unconstitutional the ban on continuity programs. On May 31, 2012, the Sixth Circuit denied the plaintiffs’ motion for rehearing en banc. The parties now have until October 26, 2012 to file a petition for writ of certiorari with the U.S. Supreme Court.

On February 25, 2011, RJR Tobacco, Lorillard, Inc., and Lorillard Tobacco Company jointly filed a lawsuit, Lorillard, Inc. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the composition of the Tobacco Products Scientific Advisory Committee, referred to as the TPSAC, which had been established by the FDA. The complaint alleges that certain members of the TPSAC and certain members of its Constituents Subcommittee have financial and appearance conflicts of interest that are disqualifying under federal ethics law and regulations, and that the TPSAC is not “fairly balanced,” as required by the Federal Advisory Committee Act, referred to as FACA. In March 2011, the plaintiffs filed an amended complaint, which added an additional claim, based on a nonpublic meeting of members of the TPSAC, in violation of the FACA. The court granted the plaintiffs’ unopposed motion to file a second amended complaint adding a count addressing the FDA’s refusal to produce all documents generated by the TPSAC and its subcommittee in preparation of the menthol report. The FDA filed a motion to dismiss the second amended complaint. On August 1, 2012, the court denied the FDA’s motion to dismiss. The FDA filed its answer to the complaint on October 12, 2012.

On August 16, 2011, RJR Tobacco and SFNTC joined other tobacco manufacturers in a lawsuit, R. J. Reynolds Tobacco Co. v. U.S. Food and Drug Administration, in the U.S. District Court for the District of Columbia, challenging the final regulation specifying nine new graphic “warnings” pursuant to the FDA Tobacco Act violates the plaintiffs’ rights under the First Amendment to the U.S. Constitution and the Administrative Procedure Act, referred to as the APA. On November 7, 2011, the court granted the plaintiffs’ motion for preliminary injunction, which stays the imposition of the graphic warning rule for 15 months following a final ruling from the district court as to the merits of the parties claims. On December 1, 2011, the government appealed the district court’s preliminary injunction ruling to the Court of Appeals for the D.C. Circuit. On February 29, 2012, the district court granted the plaintiffs’ motion for summary judgment, finding that these mandatory graphic warnings violated the First Amendment by unconstitutionally compelling speech. In so finding, the court issued a permanent injunction preventing the FDA from requiring the companies to implement new textual and graphic warnings until 15 months after the issuance of new regulations that are constitutionally permissible. The government filed a notice of appeal of this order with the Court of Appeals for the D. C. Circuit on March 4, 2012, and moved the appellate court to consolidate this appeal with the government’s appeal of the preliminary injunction decision. The Court of Appeals granted the government’s motion and heard argument on both appeals on April 10, 2012. On August 24, 2012, the Court of Appeals for the D. C. Circuit affirmed the District Court’s decision invalidating graphic warning regulation. The Government filed a motion for rehearing en banc with the Court of Appeals.

For a detailed description of the FDA Tobacco Act, see “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2.

Other Matters. RJR Tobacco and others brought suit against the City of Providence, Rhode Island challenging ordinances that prohibit the acceptance of tobacco product coupons, offering of certain pricing discounts for tobacco products, and certain flavored tobacco products in Providence, Rhode Island. The case, National Association of Tobacco Outlets, Inc. v. City of Providence, was filed in the U.S. District Court for the District of Rhode Island on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

February 13, 2012. The parties filed cross motions for summary judgment, and the court heard oral argument on August 22, 2012. The City has agreed to stay enforcement of the ordinances until the later of the close of business on October 15, 2012; or the close of business 14 days following the court’s ruling on the pending motions for summary judgment.

RJR Tobacco and others brought suit against the Village of Haverstraw, New York, challenging Local Law #5, which prohibits tobacco retailers from displaying tobacco products in a manner that permits consumers to view the products prior to purchase and many types of signage for tobacco products. The case, New York Association of Convenience Stores v. Village of Haverstraw, New York, was filed in the U.S. District Court for the Southern District of New York on June 26, 2012. On July 17, 2012, the parties entered into a settlement agreement whereby the Village of Haverstraw agreed to repeal Local Law #5.

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

In May 2011, RJR Tobacco and SFNTC received separate letters from counsel to Walgreen Co. regarding a 60-day notice served on Walgreen by a consumer group alleging violations of California’s Proposition 65. The group claims that Walgreen provided or sold products with containers or wrappers containing insufficient warning in violation of California law. Walgreen believes that RJR Tobacco and SFNTC provided the noticed products, and is requesting that RJR Tobacco and SFNTC pay for Walgreen’s defense, indemnify Walgreen and hold Walgreen harmless from all liability, loss or expense (including legal expense) related to sales of any products covered by the 60-day notice, manufactured or distributed to Walgreen by RJR Tobacco and SFNTC. In June 2011, RJR Tobacco submitted a reply to Walgreen’s counsel, and SFNTC submitted a reply in July 2011. Both of these replies sought additional information concerning the underlying claim. Neither company has received a response from Walgreen’s counsel.

Finally, in March 2012, RJR Tobacco, American Snuff Co. and SFNTC received separate letters from McLane Company, Inc. regarding the Walgreen matter. Following receipt of a similar demand letter from Walgreen Co., McLane has requested that RJR Tobacco, American Snuff Co. and SFNTC defend and indemnify affected McLane customers. RJR Tobacco, American Snuff Co. and SFNTC each submitted a reply to McLane in April 2012 that sought additional information concerning the underlying claim. None of the three companies has received a response from McLane counsel.

Smokeless Tobacco Litigation

As of September 30, 2012, American Snuff Co. was a defendant in six actions brought by individual plaintiffs in West Virginia state court seeking damages in connection with personal injuries allegedly sustained as a result of the usage of American Snuff Co.’s smokeless tobacco products. These actions are pending before the same West Virginia court as the 564 consolidated individual smoker cases against RJR Tobacco, B&W, as RJR Tobacco’s indemnitee, or both. Pursuant to the court’s December 3, 2001, order, the smokeless tobacco claims and defendants remain severed.

Pursuant to a second amended complaint filed in September 2006, American Snuff Co. is a defendant in Vassallo v. United States Tobacco Company, pending in the Eleventh Circuit Court in Miami-Dade County, Florida. The individual plaintiff alleges that he sustained personal injuries, including addiction and cancer, as a result of his use of smokeless tobacco products, allegedly including products manufactured by American Snuff Co. The plaintiff seeks unspecified compensatory and consequential damages in an amount greater than $15,000. There is no punitive damages demand in this case, though the plaintiff retains the right to seek leave of court to add such a demand later. Discovery is underway.

American Snuff Co. was served with a complaint that was filed in October 2011 in the U.S. District Court for the Northern District of Mississippi, Vertison v. American Snuff Co., LLC. The plaintiff alleges that as a result of her use of the defendants’ smokeless tobacco products, she developed oral cancer. The plaintiff seeks unspecified compensatory and punitive damages. On January 13, 2012, American Snuff Co. filed its answer to the complaint. Discovery is underway. The defendants filed a motion for summary judgment on all of the plaintiff’s claims on September 10, 2012. A decision is pending. Trial is scheduled for August 5, 2013.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco Buyout Legislation and Related Litigation

In 2004, legislation was passed eliminating the U.S. government’s tobacco production controls and price support program. The buyout of tobacco quota holders provided for in the Fair and Equitable Tobacco Reform Act, referred to as FETRA, is funded by a direct quarterly assessment on every tobacco product manufacturer and importer, on a market-share basis measured on volume to which federal excise tax is applied. The aggregate cost of the buyout to the industry is approximately $9.9 billion, including approximately $9.6 billion payable to quota tobacco holders and growers through industry assessments over ten years and approximately $290 million for the liquidation of quota tobacco stock. As a result of the tobacco buyout legislation, the MSA Phase II obligations established in 1999 continued as scheduled through the end of 2010, but were offset against the tobacco quota buyout obligations. RAI’s operating subsidiaries’ annual expense under FETRA for 2012 and thereafter, excluding the tobacco stock liquidation assessment, is estimated to be approximately $210 million to $230 million.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 10 — Shareholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2010	$—	$8,535	$(1,807)	$(218)	$6,510
Net income	—	—	1,102	—	1,102
Retirement benefits, net of $14 million tax expense	—	—	—	22	22
Unrealized loss on long-term investments, net of $4 million tax benefit	—	—	—	(7)	(7)
Cumulative translation adjustment, net of tax	—	—	—	(2)	(2)
Dividends - $1.59 per share	—	—	(935)	—	(935)
Common stock repurchased	—	(6)	—	—	(6)
Equity incentive award plan and stock-based compensation	—	29	—	—	29
Excess tax benefit on stock-based compensation plans	—	1	—	—	1

Balance as of September 30, 2011	$—	$8,559	$(1,640)	$(205)	$6,714

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2011	$—	$8,293	$(1,660)	$(382)	$6,251
Net income	—	—	1,133	—	1,133
Retirement benefits, net of $88 million tax expense	—	—	—	137	137
Unrealized gain on long-term investments, net of $2 million tax expense	—	—	—	4	4
Unrealized loss on hedging instruments, net of $10 million tax benefit	—	—	—	(18)	(18)
Cumulative translation adjustment, net of tax	—	—	—	3	3
Dividends - $1.74 per share	—	—	(990)	—	(990)
Common stock repurchased	—	(851)	—	—	(851)
Equity incentive award plan and stock-based compensation	—	29	—	—	29
Excess tax benefit on stock-based compensation plans	—	33	—	—	33

Balance as of September 30, 2012	$—	$7,504	$(1,517)	$(256)	$5,731

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Due to RAI’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are cancelled at the time of repurchase. During the first nine months of 2012, RAI repurchased and cancelled 18,936,529 shares of RAI common stock for $812 million under the above share repurchase program. As of September 30, 2012, RAI had repurchased and cancelled 25,713,166 shares of RAI common stock for $1.1 billion under the above share repurchase program.

Share units granted in March 2009 under the RAI Long-Term Incentive Plan, referred to as the LTIP, a plan which expired in 2009 and was replaced by the Reynolds American Inc. 2009 Omnibus Incentive Compensation Plan, referred to as the Omnibus Plan, became vested in March 2012 and were settled with the issuance of 2,640,408 shares of RAI common stock. In addition, during the first nine months of 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock vesting under the LTIP.

On February 2, 2012, May 3, 2012 and July 12, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share, $0.59 per common share and $0.59 per common share, respectively, or $2.36 on an annualized basis, to shareholders of record as of March 9, 2012, June 11, 2012 and September 10, 2012, respectively.

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

As an equity-based grant, compensation expense relating to the 2012 grant under the Omnibus Plan will take into account the vesting period lapsed and will be calculated based on the per share closing price of RAI common stock on the date of grant, or $42.16. Dividends paid on shares of RAI common stock will accumulate on the restricted stock units and will be paid to the grantee on the vesting date. If RAI fails to pay its shareholders cumulative dividends of at least $6.72 per share for the three-year performance period ending December 31, 2014, then each award will be reduced by an amount equal to three times the percentage of the dividend underpayment, up to a maximum reduction of 50%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

RAI’s largest reportable operating segment, RJR Tobacco, is the second largest tobacco company in the United States. RJR Tobacco’s brands include many of the best-selling cigarettes in the United States: CAMEL, PALL MALL, WINSTON, KOOL, DORAL and SALEM. Those brands, and its other brands, including MISTY and CAPRI, are manufactured in a variety of styles and marketed in the United States. As part of its total tobacco strategy, RJR Tobacco also offers a smoke-free tobacco product, CAMEL Snus. RJR Tobacco also manages contract manufacturing of cigarette and tobacco products through arrangements with BAT affiliates, and manages the export of tobacco products to certain U.S. territories, U.S. duty-free shops and U.S. overseas military bases. Effective January 1, 2012, the management of super premium cigarette brands, DUNHILL and STATE EXPRESS 555, which are licensed from BAT, transferred to RJR Tobacco from Santa Fe.

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

Segment Data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
RJR Tobacco	$1,772	$1,887	$5,236	$5,547
American Snuff	174	163	504	483
Santa Fe	125	109	354	311
All Other	46	41	132	117

Consolidated net sales	$2,117	$2,200	$6,226	$6,458

Operating income:
RJR Tobacco	$565	$563	$1,536	$1,533
American Snuff	98	89	277	255
Santa Fe	63	47	172	139
All Other	(1)	1	11	17
Corporate expense	(6)	(20)	(57)	(61)

Consolidated operating income	$719	$680	$1,939	$1,883

Reconciliation to income before income taxes:
Operating income (1)	$719	$680	$1,939	$1,883
Interest and debt expense	56	55	170	165
Interest income	(1)	(3)	(5)	(9)
Other expense, net	1	2	6	2

Income before income taxes	$663	$626	$1,768	$1,725

(1)	For information related to restructuring charges, see note 4.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13 — Related Party Transactions

RAI and RAI’s operating subsidiaries engage in transactions with affiliates of BAT, which owns approximately 42% of RAI’s outstanding common stock. A summary of balances and transactions with such BAT affiliates was as follows:

Balances:

	September 30, 2012	December 31, 2011
Accounts receivable	$62	$67
Accounts payable	1	2
Deferred revenue	10	42

Transactions were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$97	$137	$261	$380
Purchases	15	9	15	11
RAI common stock purchases from B&W	125	—	310	—

RAI’s operating subsidiaries sell contract-manufactured cigarettes and processed strip leaf to BAT affiliates. Pricing for contract-manufactured cigarettes is based on negotiated cost, plus 10%, adjusted for contract years 2011 through 2014 with prices increasing or decreasing by a multiple equal to changes in the Producer Price Index, reported by the U.S. Bureau of Labor Statistics. Net sales to BAT affiliates, primarily cigarettes, represented approximately 4.6% and 6.2% of RAI’s total net sales during the three months ended September 30, 2012 and 2011, respectively; and 4.0% and 5.9% of RAI’s total net sales during the nine months ended September 30, 2012 and 2011, respectively.

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

In connection with RAI’s share repurchase program, RAI and B&W entered into an agreement on November 14, 2011, pursuant to which B&W agreed to participate in the repurchase program on a basis approximately proportionate with B&W’s 42% ownership of RAI common stock. Under this agreement, RAI repurchased 2,722,536 and 7,224,732 shares of RAI common stock from B&W during the three and nine months ended September 30, 2012, respectively.

A member of the board of directors of RAI is also the president and chief executive officer of a company from which RJR Tobacco and American Snuff purchase certain raw materials. Such purchases during each of the three months ended September 30, 2012 and 2011, were less than $1 million. Such purchases during the nine months ended September 30, 2012, were approximately $2 million. Such purchases during the nine months ended September 30, 2011, and related amounts due at September 30, 2012 and 2011, were less than $1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A member of the board of directors of RAI is also a member of the board of directors of the institution with which RAI entered into forward starting interest rate contracts with a notional amount of $80 million and an unrealized loss as of September 30, 2012, of $2 million.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2012
Net sales	$—	$1,991	$36	$(7)	$2,020
Net sales, related party	—	97	—	—	97

Net sales	—	2,088	36	(7)	2,117
Cost of products sold	—	1,082	7	(7)	1,082
Selling, general and administrative expenses	4	285	22	—	311
Amortization expense	—	5	—	—	5

Operating income (loss)	(4)	716	7	—	719
Interest and debt expense	55	29	—	(28)	56
Interest income	(28)	—	(1)	28	(1)
Other expense (income), net	1	(11)	1	10	1

Income (loss) before income taxes	(32)	698	7	(10)	663
Provision for (benefit from) income taxes	(10)	251	3	(1)	243
Equity income from subsidiaries	442	6	—	(448)	—

Net income	$420	$453	$4	$(457)	$420

For the Three Months Ended September 30, 2011
Net sales	$—	$2,040	$30	$(7)	$2,063
Net sales, related party	—	137	—	—	137

Net sales	—	2,177	30	(7)	2,200
Cost of products sold	—	1,121	11	(7)	1,125
Selling, general and administrative expenses	5	360	24	—	389
Amortization expense	—	6	—	—	6

Operating income (loss)	(5)	690	(5)	—	680
Interest and debt expense	53	32	—	(30)	55
Interest income	(30)	(2)	(1)	30	(3)
Other expense (income), net	5	(13)	(1)	11	2

Income (loss) before income taxes	(33)	673	(3)	(11)	626
Provision for (benefit from) income taxes	(16)	247	1	—	232
Equity income (loss) from subsidiaries	411	(1)	—	(410)	—

Net income (loss)	$394	$425	$(4)	$(421)	$394

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2012
Net sales	$—	$5,887	$100	$(22)	$5,965
Net sales, related party	—	261	—	—	261

Net sales	—	6,148	100	(22)	6,226
Cost of products sold	—	3,186	24	(22)	3,188
Selling, general and administrative expenses	9	857	68	—	934
Amortization expense	—	16	—	—	16
Restructuring charge	4	145	—	—	149

Operating income (loss)	(13)	1,944	8	—	1,939
Interest and debt expense	165	90	—	(85)	170
Interest income	(85)	(2)	(3)	85	(5)
Other expense (income), net	3	(33)	4	32	6

Income (loss) before income taxes	(96)	1,889	7	(32)	1,768
Provision for (benefit from) income taxes	(43)	678	1	(1)	635
Equity income from subsidiaries	1,186	14	—	(1,200)	—

Net income	$1,133	$1,225	$6	$(1,231)	$1,133

For the Nine Months Ended September 30, 2011
Net sales	$—	$6,013	$84	$(19)	$6,078
Net sales, related party	—	380	—	—	380

Net sales	—	6,393	84	(19)	6,458
Cost of products sold	—	3,350	22	(19)	3,353
Selling, general and administrative expenses	120	1,017	67	—	1,204
Amortization expense	—	18	—	—	18

Operating income (loss)	(120)	2,008	(5)	—	1,883
Interest and debt expense	159	95	—	(89)	165
Interest income	(89)	(4)	(5)	89	(9)
Other expense (income), net	7	(37)	—	32	2

Income (loss) before income taxes	(197)	1,954	—	(32)	1,725
Provision for (benefit from) income taxes	(80)	702	1	—	623
Equity income from subsidiaries	1,219	7	—	(1,226)	—

Net income (loss)	$1,102	$1,259	$(1)	$(1,258)	$1,102

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Comprehensive Income

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2012
Net income	$420	$453	$4	$(457)	$420
Other comprehensive income (loss), net of tax:
Retirement benefits	37	37	2	(39)	37
Unrealized gain on long-term investments	3	3	—	(3)	3
Unrealized loss on hedging instruments	(4)	—	—	—	(4)
Cumulative translation adjustment and other	8	8	7	(15)	8

Comprehensive income	$464	$501	$13	$(514)	$464

For the Three Months Ended September 30, 2011
Net income (loss)	$394	$425	$(4)	$(421)	$394
Other comprehensive income (loss), net of tax:
Retirement benefits	(2)	(2)	—	2	(2)
Unrealized loss on long-term investments	(5)	(5)	—	5	(5)
Cumulative translation adjustment and other	(22)	(22)	(31)	53	(22)

Comprehensive income (loss)	$365	$396	$(35)	$(361)	$365

For the Nine Months Ended September 30, 2012
Net income	$1,133	$1,225	$6	$(1,231)	$1,133
Other comprehensive income (loss), net of tax:
Retirement benefits	137	137	1	(138)	137
Unrealized gain on long-term investments	4	4	—	(4)	4
Unrealized loss on hedging instruments	(18)	—	—	—	(18)
Cumulative translation adjustment and other	3	3	—	(3)	3

Comprehensive income	$1,259	$1,369	$7	$(1,376)	$1,259

For the Nine Months Ended September 30, 2011
Net income (loss)	$1,102	$1,259	$(1)	$(1,258)	$1,102
Other comprehensive income (loss), net of tax:
Retirement benefits	22	27	1	(28)	22
Unrealized loss on long-term investments	(7)	(7)	—	7	(7)
Cumulative translation adjustment and other	(2)	(2)	(2)	4	(2)

Comprehensive income (loss)	$1,115	$1,277	$(2)	$(1,275)	$1,115

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2012
Cash flows from operating activities	$656	$883	$24	$(650)	$913

Cash flows from (used in) investing activities:
Capital expenditures	—	(61)	—	—	(61)
Proceeds from termination of joint venture	—	—	30	—	30
Return of intercompany investments	898	—	—	(898)	—
Other, net	40	14	1	(50)	5

Net cash flows from (used in) investing activities	938	(47)	31	(948)	(26)

Cash flows from (used in) financing activities:
Dividends paid on common stock	(977)	(618)	—	618	(977)
Repurchase of common stock	(851)	—	—	—	(851)
Repayment of term loan credit facility	(100)	—	—	—	(100)
Repayment of long-term debt	(393)	(58)	—	—	(451)
Principal borrowings under term loan credit facility	750	—	—	—	750
Excess tax benefit on stock-based compensation plans	33	—	—	—	33
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(898)	—	898	—
Other, net	(12)	(39)	(1)	50	(2)

Net cash flows used in financing activities	(1,582)	(1,613)	(1)	1,598	(1,598)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Net change in cash and cash equivalents	12	(777)	52	—	(713)
Cash and cash equivalents at beginning of period	328	1,361	267	—	1,956

Cash and cash equivalents at end of period	$340	$584	$319	$—	$1,243

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2011
Cash flows from operating activities	$577	$1,034	$2	$(772)	$841

Cash flows from (used in) investing activities:
Capital expenditures	—	(142)	—	—	(142)
Net proceeds from sale of business	79	123	—	—	202
Proceeds from termination of joint venture	—	—	32	—	32
Return of intercompany investments	690	—	—	(690)	—
Other, net	40	37	—	(64)	13

Net cash flows from investing activities	809	18	32	(754)	105

Cash flows from (used in) financing activities:
Dividends paid on common stock	(903)	(740)	—	740	(903)
Repurchase of common stock	(6)	—	—	—	(6)
Repayment of long-term debt	(400)	—	—	—	(400)
Proceeds from termination of interest rate swaps	185	1	—	—	186
Excess tax benefit on stock-based compensation plans	1	—	—	—	1
Dividends paid on preferred stock	(32)	—	—	32	—
Distribution of equity	—	(690)	—	690	—
Other, net	(28)	(40)	(3)	64	(7)

Net cash flows used in financing activities	(1,183)	(1,469)	(3)	1,526	(1,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Net change in cash and cash equivalents	203	(417)	29	—	(185)
Cash and cash equivalents at beginning of period	327	1,616	252	—	2,195

Cash and cash equivalents at end of period	$530	$1,199	$281	$—	$2,010

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
September 30, 2012
Assets
Cash and cash equivalents	$340	$584	$319	$—	$1,243
Accounts receivable	—	66	29	—	95
Accounts receivable, related party	—	62	—	—	62
Other receivables	153	52	36	(191)	50
Inventories	—	876	48	—	924
Deferred income taxes, net	—	923	1	(3)	921
Prepaid expenses and other	43	181	5	(5)	224

Total current assets	536	2,744	438	(199)	3,519
Property, plant and equipment, net	5	1,029	3	1	1,038
Trademarks and other intangible assets, net	—	2,537	51	—	2,588
Goodwill	—	7,999	12	—	8,011
Long-term intercompany notes	1,920	1,316	—	(3,236)	—
Investment in subsidiaries	8,863	477	—	(9,340)	—
Other assets and deferred charges	65	182	38	(47)	238

Total assets	$11,389	$16,284	$542	$(12,821)	$15,394

Liabilities and shareholders’ equity
Accounts payable	$—	$132	$14	$—	$146
Tobacco settlement accruals	—	2,282	—	—	2,282
Due to related party	—	1	—	—	1
Deferred revenue, related party	—	10	—	—	10
Current maturities of long-term debt	625	60	—	—	685
Term loan credit facility	650	—	—	—	650
Other current liabilities	492	645	40	(198)	979

Total current liabilities	1,767	3,130	54	(198)	4,753
Intercompany notes and interest payable	1,316	1,920	—	(3,236)	—
Long-term debt (less current maturities)	2,502	—	—	—	2,502
Deferred income taxes, net	—	723	2	(47)	678
Long-term retirement benefits (less current portion)	49	1,444	11	—	1,504
Other noncurrent liabilities	24	202	—	—	226
Shareholders’ equity	5,731	8,865	475	(9,340)	5,731

Total liabilities and shareholders’ equity	$11,389	$16,284	$542	$(12,821)	$15,394

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
December 31, 2011
Assets
Cash and cash equivalents	$328	$1,361	$267	$—	$1,956
Accounts receivable	—	77	24	—	101
Accounts receivable, related party	—	67	—	—	67
Other receivables	95	50	39	(138)	46
Inventories	—	929	38	—	967
Deferred income taxes, net	—	952	1	(8)	945
Prepaid expenses and other	19	200	7	(1)	225

Total current assets	442	3,636	376	(147)	4,307
Property, plant and equipment, net	5	1,061	3	1	1,070
Trademarks and other intangible assets, net	—	2,553	49	—	2,602
Goodwill	—	7,999	11	—	8,010
Long-term intercompany notes	1,960	1,325	—	(3,285)	—
Investment in subsidiaries	9,139	463	—	(9,602)	—
Other assets and deferred charges	68	171	71	(45)	265

Total assets	$11,614	$17,208	$510	$(13,078)	$16,254

Liabilities and shareholders’ equity
Accounts payable	$—	$107	$6	$—	$113
Tobacco settlement accruals	—	2,530	—	—	2,530
Due to related party	—	2	—	—	2
Deferred revenue, related party	—	42	—	—	42
Current maturities of long-term debt	399	58	—	—	457
Other current liabilities	421	827	31	(147)	1,132

Total current liabilities	820	3,566	37	(147)	4,276
Intercompany notes and interest payable	1,325	1,960	—	(3,285)	—
Long-term debt (less current maturities)	3,145	61	—	—	3,206
Deferred income taxes, net	—	553	3	(45)	511
Long-term retirement benefits (less current portion)	48	1,699	12	—	1,759
Other noncurrent liabilities	25	224	2	—	251
Shareholders’ equity	6,251	9,145	456	(9,601)	6,251

Total liabilities and shareholders’ equity	$11,614	$17,208	$510	$(13,078)	$16,254

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of RAI’s business, initiatives, critical accounting estimates and its consolidated results of operations and financial position. Following the overview and discussion of business initiatives, the critical accounting estimates disclose certain accounting estimates that are material to RAI’s results of operations and financial position for the periods presented in this report. The discussion and analysis of RAI’s results of operations compares the third quarter of 2012 with the third quarter of 2011 and the first nine months of 2012 with the first nine months of 2011. Disclosures related to liquidity and financial position complete management’s discussion and analysis. You should read this discussion and analysis of RAI’s consolidated financial position and results of operations in conjunction with the financial information included in the condensed consolidated financial statements (unaudited).

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

RJR Tobacco’s cigarette brand portfolio strategy is based upon three brand categories: growth, support and non-support. The growth brands consist of a premium brand, CAMEL, and a value brand, PALL MALL. Although both of these brands are managed for long-term market share and profit growth, CAMEL will continue to receive the most significant equity support. The support brands include four premium brands, WINSTON, KOOL, SALEM and

CAPRI, and two value brands, DORAL and MISTY, all of which receive limited marketing support. The non-support brands, consisting of all other brands, are managed to maximize near-term profitability. Data with respect to support and non-support brands are presented herein as Other. The key objectives of the portfolio strategy are designed to focus on the long-term market share growth of the growth brands while managing the support brands for long-term sustainability and profitability. Consistent with that strategy, RJR Tobacco has discontinued many of its non-core cigarette styles as well as private-label cigarette brands.

RJR Tobacco’s portfolio also includes CAMEL Snus, a modern smoke-free tobacco that is marketed under the CAMEL brand and focuses on long-term growth. CAMEL Snus is heat-treated tobacco in a small pouch that provides convenient tobacco consumption.

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

In contrast to the declining U.S. cigarette market, U.S. moist snuff volumes grew approximately 5% in the first nine months of 2012. Profit margins on moist snuff products are generally higher than on cigarette products. Moist snuff’s growth is partially attributable to cigarette smokers switching from cigarettes to smokeless tobacco products or using both.

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

RAI and its subsidiaries believe that they have valid bases for appeal of adverse verdicts against them and believe they have valid defenses to all actions and intend to defend all actions vigorously. RAI’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates or indemnitees, including B&W, or the loss of any particular claim concerning the use of smokeless tobacco against American Snuff Co., when viewed on an individual basis, is not probable or estimable, as described in “— Tobacco Litigation — General — Accounting for Tobacco-Related Contingencies” in note 9 to condensed consolidated financial statements (unaudited).

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

Gains or losses are annual changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. Prior service costs of pension expense, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees. Prior service costs of postretirement benefits, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the expected service period to full eligibility age for active employees, or average remaining life expectancies for inactive employees if most of the plan obligations are due to inactive employees.

During the fourth quarter of 2011, RAI changed its method of recognizing actuarial gains and losses for pension and postretirement benefit plans. Prior year results have been adjusted to reflect the accounting change. Differences between actual results and actuarial assumptions are accumulated and recognized in the year in which they occur as an MTM adjustment, to the extent such net gains and losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation, referred to as the corridor. Actuarial gains and losses outside the corridor are generally recognized annually as of December 31 or when the plans are remeasured during an interim period.

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

Intangible Assets

Intangible assets include goodwill, trademarks and other intangible assets. The determination of fair value involves considerable estimates and judgment. For goodwill, the determination of the fair value of a reporting unit involves, among other things, RAI’s market capitalization, and application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. If goodwill impairment is implied, the fair values of individual assets and liabilities, including unrecorded intangibles, must be determined. Although RAI believes it has based impairment testing and impairment charges of its intangibles on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. If the current competitive or regulatory environment worsens or RAI’s operating companies’ strategic initiatives adversely affect their financial performance, the fair value of goodwill, trademarks and other intangible assets could be impaired in future periods. Trademarks and other intangible assets with indefinite lives are tested for impairment annually in the fourth quarter. Goodwill, trademarks and other intangible assets are tested more frequently if events and circumstances indicate that the asset might be impaired.

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

Recently Adopted and Issued Accounting Pronouncements

For additional information relating to recently adopted and issued accounting pronouncements, see note 1 to condensed consolidated financial statements (unaudited).

Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net sales(1):
RJR Tobacco	$1,772	$1,887	(6.1)%	$5,236	$5,547	(5.6)%
American Snuff	174	163	6.7%	504	483	4.3%
Santa Fe	125	109	14.7%	354	311	13.8%
All Other	46	41	12.2%	132	117	12.8%

Net sales	2,117	2,200	(3.8)%	6,226	6,458	(3.6)%
Cost of products sold(1)(2)	1,082	1,125	(3.8)%	3,188	3,353	(4.9)%
Selling, general and administrative expenses	311	389	(20.1)%	934	1,204	(22.4)%
Amortization expense	5	6	(16.7)%	16	18	(11.1)%
Restructuring charge	—	—	NM (3)	149	—	NM (3)

Operating income:
RJR Tobacco	565	563	0.4%	1,536	1,533	0.2%
American Snuff	98	89	10.1%	277	255	8.6%
Santa Fe	63	47	34.0%	172	139	23.7%
All Other	(1)	1	NM (3)	11	17	(35.3)%
Corporate expense	(6)	(20)	(70.0)%	(57)	(61)	(6.6)%

Operating income	$719	$680	5.7%	$1,939	$1,883	3.0%

(1)	Excludes excise taxes of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
RJR Tobacco	$876	$942	$2,606	$2,788
American Snuff	12	12	37	45
Santa Fe	44	39	124	116
All Other	61	57	177	167

	$993	$1,050	$2,944	$3,116

(2)	See below for further information related to the State Settlement Agreements, federal tobacco buyout expense and FDA expense included in cost of products sold.
(3)	Percentage of change not meaningful.

In the following discussion, the amounts presented in the operating companies’ shipment volume and share tables are rounded on an individual basis and, accordingly, may not sum in the aggregate. Percentages are calculated on unrounded numbers.

RJR Tobacco

Net Sales

Domestic cigarette shipment volume, in billions of units for RJR Tobacco and the industry, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Growth brands:
CAMEL	5.3	5.7	(8.0)%	15.9	16.4	(2.9)%
PALL MALL	5.7	5.7	1.0%	16.2	16.6	(2.5)%

	11.0	11.4	(3.5)%	32.1	33.0	(2.7)%
Other	6.4	7.3	(12.3)%	19.7	22.4	(12.1)%

Total domestic	17.4	18.7	(6.9)%	51.8	55.4	(6.5)%

Total premium	10.0	10.7	(7.3)%	30.1	31.5	(4.6)%
Total value	7.5	8.0	(6.5)%	21.7	23.9	(9.0)%
Premium/total mix	57.2%	57.4%		58.0%	56.9%
Industry(1):
Premium	50.5	51.5	(2.0)%	152.2	155.8	(2.3)%
Value	21.9	22.8	(4.3)%	63.1	65.6	(3.7)%

Total domestic	72.3	74.4	(2.7)%	215.3	221.4	(2.7)%

Premium/total mix	69.8%	69.3%		70.7%	70.4%

(1)	Based on information from Management Science Associates, Inc.

RJR Tobacco’s net sales are dependent upon its cigarette shipment volume in a declining market, premium versus value-brand mix and list pricing, offset by promotional spending, trade incentives and excise taxes.

RJR Tobacco’s net sales for the quarter ended September 30, 2012, decreased compared with the prior-year quarter, due to $151 million attributable to lower cigarette volume and lower related party sales of $40 million, partially offset by higher pricing of $82 million. RJR Tobacco’s net sales for the nine months ended September 30, 2012, decreased compared with the prior-year period, due to $379 million attributable to lower cigarette volume and lower related party sales of $117 million, partially offset by higher pricing of $200 million as well as a favorable premium-to-value mix.

The shares of RJR Tobacco’s cigarette brands as a percentage of total share of U.S. retail cigarette sales according to Information Resources Inc., referred to as IRI/Capstone(1), were as follows:

	For the Three Months Ended
	September 30, 2012	June 30, 2012	Share Point Change	September 30, 2011	Share Point Change
Growth brands:
CAMEL	8.5%	8.3%	0.2	8.6%	(0.0)
PALL MALL	8.7%	8.4%	0.3	8.6%	0.1

Total growth brands	17.2%	16.7%	0.5	17.1%	0.0
Other	9.3%	9.6%	(0.2)	10.3%	(1.1)

Total domestic	26.4%	26.3%	0.2	27.4%	(1.0)

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

The retail share of market of CAMEL, at 8.5 share points, remained stable compared with the prior-year quarter. In addition to a significant level of competitive line extensions and promotional support, the market continues to be challenging for premium-priced products.

CAMEL’s cigarette market share continued to be favorably impacted by its menthol styles, which feature the innovative capsule technology used in CAMEL Crush, allowing adult smokers to choose the level of menthol flavor on demand. CAMEL Crush, featuring the menthol capsule, allows adult smokers the choice between regular or menthol. CAMEL’s third quarter of 2012 menthol market share, including CAMEL Crush, increased 0.4 percentage points from the third quarter of 2011 to 3.0 percent.

CAMEL Snus, a smoke-free tobacco product, continues to bring awareness to the marketplace in this new smoke-free category. CAMEL Snus Mint was expanded nationwide in the third quarter of 2012.

PALL MALL, a product that offers a high quality, longer-lasting cigarette at a value price, continues to attract interest from adult tobacco consumers. PALL MALL’s third-quarter market share of 8.7% was up slightly compared with the prior-year period. PALL MALL continued to be negatively impacted by significant competition from other value brands, as well as value-priced line extensions of competitive premium brands that sell at or below PALL MALL’s price point. In the third quarter, PALL MALL expanded its portfolio with additional menthol styles, PALL MALL BLACK, which offers a full-flavor tobacco blend, and PALL MALL WHITE, which has a smoother tobacco blend.

The combined share of market of RJR Tobacco’s growth brands during the third quarter of 2012 increased by 0.1 share points over the same period in 2011. RJR Tobacco’s total cigarette market share declined from the prior year, mainly driven by losses on the company’s non-focus value brands, consistent with its strategy of focusing on growth brands.

Operating Income

RJR Tobacco’s operating income for the three- and nine-month periods ended September 30, 2012, was favorably impacted by lower litigation charges, higher cigarette pricing and productivity improvements, partially offset by lower cigarette volume, increased promotional spending and a restructuring charge in 2012.

RJR Tobacco’s expense under the State Settlement Agreements, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
State Settlement Agreements	$577	$605	$1,718	$1,792
Federal tobacco quota buyout	50	53	155	165
FDA user fees	29	26	86	84

Expenses under the State Settlement Agreements are expected to be approximately $2.3 billion in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $200 million to $210 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $110 million to $120 million in 2012. For additional information, see “— Governmental Activity” below.

Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. RJR Tobacco’s product liability defense costs were $34 million and $37 million for the three months ended September 30, 2012 and 2011, respectively; and $115 million and $128 million for the nine months ended September 30, 2012 and 2011, respectively. For additional information regarding litigation activity, see “— Litigation Affecting the Cigarette Industry — Engle and Engle Progeny Cases” in note 9 to condensed consolidated financial statements (unaudited).

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

Numerous factors affect product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial, that is, with active discovery and motions practice. See “— Litigation Affecting the Cigarette Industry — Overview” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 9 to condensed consolidated financial statements (unaudited) for detailed information regarding the number and nature of cases in trial and scheduled for trial through September 30, 2013.

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

American Snuff

Net Sales

The moist snuff shipment volume, in millions of cans, for American Snuff was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
GRIZZLY	97.0	90.0	7.8%	289.0	263.1	9.8%
Other	12.0	12.2	(1.9)%	35.7	36.6	(2.5)%

Total moist snuff	108.9	102.2	6.6%	324.7	299.8	8.3%

American Snuff’s net sales for the three-month period ended September 30, 2012, were favorably impacted by higher moist snuff volume and pricing, partially offset by high levels of competitive promotional activity. American Snuff’s net sales for the nine-month period ended September 30, 2012, were favorably impacted by higher moist snuff volume and pricing, partially offset by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011. Shipments of GRIZZLY, American Snuff’s leading price-value brand, increased in the third quarter of 2012.

The shares of American Snuff’s moist snuff brands as a percentage of total share of U.S. retail moist snuff sales according to IRI/Capstone(1), were as follows:

	For the Three Months Ended
	September 30, 2012	June 30, 2012	Share Point Change	September 30, 2011	Share Point Change
GRIZZLY	28.8%	29.1%	(0.2)	27.6%	1.2
Other	3.4%	3.4%	0.0	3.7%	(0.3)

Total moist snuff	32.2%	32.5%	(0.2)	31.3%	0.9

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

Moist snuff has been the key driver to American Snuff’s overall growth and profitability within the U.S. smokeless tobacco market. Moist snuff accounted for approximately 86% of American Snuff’s revenue in each of the third quarter and the first nine months of 2012 compared with approximately 85% of American Snuff’s revenue in the third quarter of 2011 and approximately 83% in the first nine months of 2011. U.S. moist snuff industry shipment volume grew by approximately 5.0% in the third quarter of 2012 compared with the same period in 2011.

GRIZZLY, the leading U.S. moist snuff brand, grew 1.2 share points in the third quarter of 2012 compared with the third quarter of 2011. Retail contracts introduced in the first quarter of 2011, and support from a larger field trade marketing organization continue to benefit GRIZZLY’s market performance, strengthening product distribution and retail presence. Additionally, GRIZZLY is benefiting from activities to build the brand’s equity, as well as strengthening its offerings in its Natural styles.

Operating Income

American Snuff’s operating income for the three months ended September 30, 2012, increased as compared with the three months ended September 30, 2011, due to higher moist snuff pricing and sales volume, partially offset by high levels of competitive promotional activity. American Snuff’s operating income for the nine months ended September 30, 2012, increased as compared with the nine months ended September 30, 2011, due to higher moist snuff pricing and sales volume, partially offset by high levels of competitive promotional activity and by the lack of earnings from Lane subsequent to its sale on February 28, 2011.

Santa Fe

Net Sales

Domestic cigarette shipment volume, in billions of units for Santa Fe, was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
NATURAL AMERICAN SPIRIT	0.8	0.7	13.9%	2.3	2.1	8.3%

Santa Fe’s net sales for the three- and nine-month periods ended September 30, 2012, were favorably impacted by higher pricing and volume. The cigarette shipment volume growth was negatively impacted by Santa Fe’s shift to a more efficient integrated supply chain in the first quarter of 2012. This shift resulted in a one-time reduction of wholesale inventory levels.

The shares of Santa Fe’s NATURAL AMERICAN SPIRIT as a percentage of total share of U.S. retail cigarette sales according to data from IRI/Capstone(1), were as follows:

	For the Three Months Ended
	September 30, 2012	June 30, 2012	Share Point Change	September 30, 2011	Share Point Change
NATURAL AMERICAN SPIRIT	1.2%	1.1%	0.1	1.0%	0.2

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

Operating Income

Santa Fe’s operating income for the three and nine months ended September 30, 2012, increased as compared with the three and nine months ended September 30, 2011, as a result of higher cigarette pricing and volume, partially offset by higher MSA costs.

Santa Fe’s expense under the MSA, federal tobacco quota buyout and FDA user fees, included in cost of products sold, are detailed in the schedule below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
MSA	$21	$23	$58	$55
Federal tobacco quota buyout	2	3	7	7
FDA user fees	1	1	4	3

Expenses under the MSA are expected to be approximately $85 million in 2012, subject to adjustment for changes in volume and other factors, and expense for the federal tobacco quota buyout is expected to be approximately $9 million in 2012. For additional information, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements” and “— Tobacco Buyout Legislation and Related Litigation” in note 9 to condensed consolidated financial statements (unaudited). Expenses for FDA user fees are expected to be approximately $5 million in 2012. For additional information, see “— Governmental Activity” below.

Other

RAI’s subsidiary, Niconovum USA, Inc. has entered its first lead market in the United States with ZONNIC, a nicotine replacement therapy product, while another subsidiary, R.J. Reynolds Vapor Company, has introduced an electronic cigarette, VUSE, in limited distribution.

RAI Consolidated

Interest and debt expense was $56 million for the quarter and $170 million for the nine months ended September 30, 2012, compared with $55 million for the quarter and $165 million for the nine months ended September 30, 2011, due to slightly higher average debt balances in the 2012 periods.

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

Under existing severance plans, $111 million of cash severance, benefits and related costs and $38 million of non-cash pension-related benefits comprised this restructuring charge. Of the cash portion, $36 million had been paid as of September 30, 2012. Accordingly, in the condensed consolidated balance sheet (unaudited) as of September 30, 2012, $16 million was included in other current liabilities and $59 million was included in other noncurrent liabilities. Cost savings related to the restructuring are expected to be approximately $25 million during 2012 and increasing to approximately $70 million in 2015.

Provision for income taxes was $243 million, for an effective rate of 36.7%, for the three months ended September 30, 2012, compared with $232 million, for an effective rate of 37.1%, for the three months ended September 30, 2011. The provision for income taxes was $635 million, for an effective rate of 35.9%, for the nine months ended September 30, 2012, compared with $623 million, for an effective rate of 36.1%, for the nine months ended September 30, 2011. The effective tax rates for the nine months ended September 30, 2012 and 2011, were favorably impacted by the reversal of tax and interest reserves related to various state statute expirations and audit settlements. The effective tax rate for each period exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items, offset by the domestic production activities deduction of the American Jobs Creation Act of 2004.

Liquidity and Financial Condition

Liquidity

At present, the principal sources of liquidity for RAI’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and intercompany loans and advances. The principal sources of liquidity for RAI, in turn, are proceeds from issuances of debt securities and the Credit Agreement and Term Loan described below under “— Borrowing Arrangements.” Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the State Settlement Agreements, to fund their capital expenditures and to make payments to RAI that, when combined with RAI’s cash balances and proceeds from any financings, will enable RAI to make its required debt-service payments, to pay dividends to its shareholders and purchase shares under its share repurchase program.

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

RAI’s operating companies monitor the liquidity of key suppliers and customers, and where liquidity concerns are identified, appropriate contingency or response plans are developed. During the quarter ended September 30, 2012, no business interruptions occurred due to key supplier liquidity, and no liquidity issues were identified involving significant suppliers or customers.

RAI’s excess cash may be invested in money market funds, commercial paper, U.S. treasuries, U.S. government agencies and time deposits in major institutions to minimize investment risk. At present, RAI primarily invests excess cash in U.S. treasuries.

As of September 30, 2012, R.J. Reynolds Tobacco C.V., referred to as RJRTCV, an indirect wholly owned subsidiary of RAI, held approximately 77 million euros in a euro government liquidity fund, included in cash and cash equivalents in RAI’s condensed consolidated balance sheet (unaudited). Nearly two-thirds of the fund is comprised of repurchase agreements with financial institutions that are collateralized by sovereign debt of approved countries. The fund has investments in sovereign debt of Finland, France, Germany and the Netherlands. The average maturity of the fund was 45 days as of September 30, 2012. RAI’s management believes that this cash equivalent is not reasonably likely to have a material impact on its liquidity or results of operations. RAI has no hedge in place with respect to this exposure.

As of September 30, 2012, RAI held investments in auction rate securities, a mortgage-backed security and a marketable equity security. Adverse changes in financial markets had caused the auction rate securities and the mortgage-backed security to revalue lower than carrying value and become less liquid. The auction rate securities and mortgage-backed security will not become liquid until a successful auction occurs or a buyer is found. RAI intends, and has the ability, to hold these auction rate securities and mortgage-backed security for a period of time sufficient to allow for sale, redemption or anticipated recovery in fair value. For additional information on these investments, see note 2 to condensed consolidated financial statements (unaudited).

Cash Flows

Net cash flows from operating activities were $913 million in the first nine months of 2012, compared with $841 million in the first nine months of 2011. This change was driven primarily by favorable accounts payable changes and lower pension contributions in 2012, partially offset by unfavorable changes in inventory and higher taxes paid in 2012.

Net cash flows used in investing activities were $26 million in the first nine months of 2012, compared with $105 million from investing activities in the first nine months of 2011, primarily due to proceeds from the sale of the Lane business during the 2011 period, partially offset by higher capital expenditures in the first nine months of 2011.

Net cash flows used in financing activities were $1,598 million in the first nine months of 2012, compared with $1,129 million in the prior-year period. This increase in usage was the result of the repurchase of common stock, an increase in the comparable quarterly common stock dividend and partial repayment of the Term Loan, partially offset by the proceeds from the Term Loan. Additionally, the 2011 period benefited from the receipt of cash from the termination of interest rate swaps.

Borrowing Arrangements

RAI and RJR Notes

As of September 30, 2012, the principal amount of RAI’s and RJR’s outstanding notes was $3.1 billion, with maturity dates ranging from 2013 to 2037. RAI, at its option, may redeem any or all of its outstanding fixed-rate notes, in whole or in part at any time, subject to the payment of a make-whole premium. RJR’s 9.25% notes due in 2013, $60 million in principal amount of which was outstanding as of September 30, 2012, are not redeemable.

On June 1, 2012, RAI repaid $450 million in principal of debt due in 2012 from the proceeds of the Term Loan. In addition, in June 2012, RJR prepaid the remaining insignificant amount of RJR’s guaranteed, unsecured long-term debt due in 2015.

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

RAI is able to use the revolving credit facility under the Credit Agreement for borrowings and issuances of letters of credit at its option, subject to a $200 million sublimit on the aggregate amount of letters of credit. Issuances of letters of credit reduce availability under such revolving credit facility. As of September 30, 2012, there were no borrowings, and $6 million of letters of credit outstanding, under the Credit Agreement.

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

Term Loan

On February 24, 2012, RAI entered into a Term Loan with a syndicate of lenders, providing for an unsecured delayed draw term loan facility, with a maximum borrowing capacity of up to $750 million. On April 11, 2012, RAI borrowed the entire $750 million under the Term Loan. On September 13, 2012, RAI repaid $100 million of the Term Loan. On October 15, 2012, RAI repaid an additional $100 million of the Term Loan leaving an outstanding balance of $550 million. The Term Loan matures on December 28, 2012, and bears interest at the rate of approximately 2.0%. RAI used the proceeds for general corporate purposes, including to help pay the RAI and RJR notes that matured in 2012, to make payments under the MSA and to purchase shares under its share repurchase program.

The Term Loan contains restrictive covenants that are substantially the same as those in the Credit Agreement. The Term Loan contains customary events of default, including upon a change in control, as defined therein, that could result in the acceleration of all amounts outstanding under the Term Loan.

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

RAI, RJR and their affiliates were in compliance with all covenants and restrictions imposed by their indebtedness at September 30, 2012.

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

These derivatives were determined to be highly effective at inception. There was no hedge ineffectiveness during the three months ended September 30, 2012. The unrealized loss during 2012 on these derivative instruments was $28 million, which was recorded in other current liabilities in the condensed consolidated balance sheet (unaudited) as of September 30, 2012, with an offset to other comprehensive income, net of tax benefit of $10 million.

Dividends

On February 2, 2012, May 3, 2012 and July 12, 2012, RAI’s board of directors declared a quarterly cash dividend of $0.56 per common share, $0.59 per common share and $0.59 per common share, respectively. The dividends were paid on April 2, 2012, July 2, 2012 and October 1, 2012, to shareholders of record as of March 9, 2012, June 11, 2012 and September 10, 2012, respectively.

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

During the first nine months of 2012, RAI repurchased and cancelled 18,936,529 shares of RAI common stock for $812 million under the above share repurchase program. As of September 30, 2012, RAI had repurchased and cancelled 25,713,166 shares of RAI common stock for $1.1 billion under the above share repurchase program.

Additionally, during 2012, at a cost of $39 million, RAI purchased 921,646 shares that were cancelled with respect to tax liabilities associated with restricted stock vesting under its LTIP.

Capital Expenditures

RAI’s operating subsidiaries recorded cash capital expenditures of $61 million and $142 million for the first nine months of 2012 and 2011, respectively. The decrease was primarily the result of American Snuff facility expansion projects in 2011. RAI’s operating subsidiaries plan to spend an additional $35 million to $45 million for capital expenditures during the remainder of 2012. Capital expenditures are funded primarily by cash flows from operations. RAI’s operating subsidiaries’ capital expenditure programs are expected to continue at a level sufficient to support their strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2012.

Retirement Benefits

As disclosed in its financial statements for the year ended December 31, 2011, RAI expects to contribute up to $309 million to its pension plans in 2012, of which $58 million was contributed during the first nine months of 2012.

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

In August 2012, the postretirement benefit plans were amended, and the changes are effective January 1, 2013. The changes primarily impact the Medicare-eligible retirees and will offer more choices in medical coverage available through the individual market. RAI will continue to help with the cost of post-65 medical coverage for eligible retirees and their dependents by making an annual contribution to a tax-free HRA. These plan changes reduced the postretirement obligation by $157 million. Lastly, the plan changes necessitated a re-measurement of the obligation and a loss, due to a lower discount rate, resulting in an MTM adjustment of $40 million and a $27 million net decrease of the obligation.

Litigation and Settlements

RJR Tobacco, American Snuff Co., and their affiliates, including RAI, and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. For further discussion of specific cases, see note 9 to condensed consolidated financial statements (unaudited). Unfavorable judgments have been returned in a number of tobacco-related cases and state enforcement actions. As of September 30, 2012, RJR Tobacco had paid approximately $92 million since January 1, 2010, related to unfavorable smoking and health litigation judgments and $139 million related to an unfavorable medical monitoring and smoking cessation case.

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

RJR Tobacco and certain of the other participating manufacturers under the MSA are currently involved in litigation with the settling states with respect to the availability for certain market years of a downward adjustment to the annual MSA settlement payment obligation, known as the NPM Adjustment. RJR Tobacco has disputed a total of $4.3 billion for the years 2003 through 2011. For more information related to this dispute, see “— Litigation Affecting the Cigarette Industry — Health-Care Cost Recovery Cases — State Settlement Agreements — Enforcement and Validity; Adjustments” in note 9 to condensed consolidated financial statements (unaudited).

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

All states and the District of Columbia currently impose cigarette excise taxes at levels ranging from $0.17 per pack in Missouri to $4.35 per pack in New York. During the first nine months of 2012, two states (Illinois and Rhode Island) enacted legislation increasing their respective cigarette excise taxes. As of September 30, 2012, and December 31, 2011, the weighted average state cigarette excise tax per pack, calculated on a 12-month rolling average basis, was approximately $1.28 and $1.22, respectively. Certain city and county governments, such as New York and Chicago, also impose substantial excise taxes on cigarettes sold in those jurisdictions.

Forty-nine states and the District of Columbia also subject smokeless tobacco to excise taxes, and the Commonwealth of Pennsylvania, the singular exception, may consider such a tax during its 2012 legislative session. As of September 30, 2012,

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

During the first nine months of 2012, legislation to convert from an ad valorem to a weight-based tax on moist snuff was adopted in Illinois, with such change to become effective January 1, 2013. During the second quarter of 2012, two states (Illinois and Maryland) adopted increases to their respective ad valorem rates on smokeless tobacco products (effective in the second quarter and third quarter of 2012, respectively).

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

At a meeting on March 1, 2012, the TPSAC presented to the FDA its final report and recommendations with respect to dissolvable tobacco products. The FDA will consider the report and recommendations and determine what future action, if any, is warranted with respect to dissolvable tobacco products. There is no timeline or statutory requirement for the FDA to act on the TPSAC’s recommendations.

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

•

decreased sales resulting from the future issuance of “corrective communications,” required by the order in the United States v. Phillip Morris USA, Inc. case, on five subjects, including smoking and health, and addiction;

•

various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of tobacco products that are pending or may be instituted against RAI or its subsidiaries;

•	the potential difficulty of obtaining bonds as a result of litigation outcomes and the challenges to the Florida bond statute applicable to the Engle R. J. Reynolds Tobacco Co. Progeny cases;

•	the possibility of being required to pay various adverse judgments in the Engle Progeny and/or other litigation;

•

the substantial payment obligations with respect to cigarette sales, and the substantial limitations on the advertising and marketing of cigarettes (and of RJR Tobacco’s smoke-free tobacco products) under the State Settlement Agreements;

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

•	the substantial amount of RAI debt;

•	the credit ratings of RAI;

•	any restrictive covenants imposed under RAI’s debt agreements;

•	the possibility of natural or man-made disasters or other disruptions that may adversely affect manufacturing or other operations and other facilities;

•	the significant ownership interest of B&W, RAI’s largest shareholder, in RAI and the rights of B&W under the governance agreement between the companies;

•	the expiration of the standstill provisions of the governance agreement on July 30, 2014;

•	a termination of the governance agreement or certain provisions of it in accordance with its terms, including the limitations on B&W’s representation on RAI’s Board and its board committees;

•	RAI’s shareholder rights plan (which, generally, will expire on July 30, 2014) not applying to BAT except in limited circumstances;

•	the scheduled expiration of contract manufacturing agreements with affiliates of BAT in 2014; and

•	the expiration of the non-competition agreement between RAI and BAT in 2014.

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

The table below provides information, as of September 30, 2012, about RAI’s financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by contractual maturity dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(1)
Investments:
Variable rate	$811	$—	$—	$—	$—	$60	$871	$871
Average interest rate	0.1%	—	—	—	—	2.4%	0.3%	—
Fixed-rate	$—	$—	$—	$—	$—	$7	$7	$7
Average interest rate(2)	—	—	—	—	—	4.7%	4.7%	—
Debt:
Variable-rate	$650	$—	$—	$—	$—	$—	$650	$650
Average interest rate(2)	2.0%	—	—	—	—	—	2.0%	—
Fixed-rate	$—	$685	$—	$199	$775	$1,400	$3,059	$3,618
Average interest rate(2)	—	7.4%	—	7.3%	7.6%	7.1%	7.3%	—
Forward Starting Interest Rate Contracts Designated as Cash Flow Hedges:
Notional Amount(3)	$1,000	$—	$—	$—	$—	$—	$1,000	$(28)
Average fixed pay rate(3)	2.2%	—	—	—	—	—	2.2%	—
Average variable receive rate(3)	0.4%	—	—	—	—	—	0.4%	—

(1)	Fair values are based on current market rates available or on rates available for instruments with similar terms and maturities and quoted fair values.
(2)	Based upon coupon interest rates for fixed-rate instruments.
(3)	As of September 30, 2012, RAI had entered into forward starting interest rate contracts designated as cash flow hedges in the aggregate notional amount of $1 billion.

RAI’s exposure to foreign currency transactions was not material to results of operations for the nine months ended September 30, 2012, but may become material in future periods in relation to activity associated with RAI’s international operations. RAI currently has no hedges for its exposure to foreign currency.

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

The following table summarizes RAI’s purchases of its common stock during the third quarter of 2012:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2012 to August 31, 2012	5,842,593	$46.16	5,842,593	$1,442

September 1, 2012 to September 30, 2012	657,978	46.09	657,978	1,412

Third Quarter Total	6,500,571	46.15	6,500,571	1,412

(1)	On November 14, 2011, the board of directors of RAI authorized the repurchase, from time to time on or before mid-2014, of up to $2.5 billion of outstanding shares of RAI common stock.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Reynolds American Inc., dated September 13, 2012 (incorporated by reference to Exhibit 3.1 to Reynolds American Inc.’s Form 8-K, dated September 13, 2012).

10.1	Equity Incentive Award Plan for Directors of Reynolds American Inc. (Amended and Restated Effective September 13, 2012).

10.2	Reynolds American Inc. Outside Directors’ Compensation Summary, effective November 1, 2012.

10.3*	Supply Agreement dated August 1, 2003, as amended, by and between R. J. Reynolds Tobacco Company and Eastman Chemical Company.

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2010 and for each of the nine months within the periods ended September 30, 2011 and 2012.

31.1	Certification of Chief Executive Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2	Certification of Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer relating to RAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.
**	Exhibit is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS AMERICAN INC.
(Registrant)

Dated: October 23, 2012	/s/ Thomas R. Adams
Thomas R. Adams
Executive Vice President and Chief Financial Officer
(principal financial officer)